Form 10-Q
period 1999-09-30
BSQUARE CORP /WA
filed 1999-11-03
CIK 1054721

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended September 30, 1999.

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

           For the Transition Period from __________ to ____________ .

                        Commission File Number: 000-27687

                                 ---------------


                               BSQUARE CORPORATION

             (Exact name of registrant as specified in its charter)

                   WASHINGTON                                91-1650880
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

  3150 139TH AVENUE SE, SUITE 500, BELLEVUE WA                  98005
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (425) 519-5900


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

        As of October 27, 1999, there were 32,244,019 shares of the registrants' common stock outstanding.






                               Page 1 of 29 pages.
                            Exhibit Index at Page 25.



================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1999


                                TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
PART I. FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements                              3

                  Condensed Consolidated Balance Sheets -
                          September 30, 1999 and December 31, 1998                      3

                  Condensed Consolidated Statements of Income
                         and Comprehensive Income -Three and Nine
                         Months Ended September 30, 1999 and 1998                       4

                  Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 1999 and 1998                  5

                  Notes to Condensed Consolidated Financial Statements                  6

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         7

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                             22


PART II.       OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds                               22

Item 4.        Submission of Matters to a Vote of Security Holders                     23

Item 6.        Exhibits and Reports on Form 8-K                                        23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               BSQUARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                             September 30,   December 31,
                                                                                  1999           1998
                                                                             -------------   ------------
                                                                              (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $  5,919       $  5,324
   Short-term investments                                                          3,000          1,582
   Restricted cash                                                                18,702             --
   Accounts receivable, net                                                        6,256          5,487
   Prepaid expenses and other current assets                                         387            289
   Deferred income tax asset                                                       1,063            237
                                                                                --------       --------
            Total current assets                                                  35,327         12,919
Furniture, equipment and leasehold improvements, net                               3,950          3,061
Deposits and other assets                                                            425            178
                                                                                --------       --------
            Total assets                                                        $ 39,702       $ 16,158
                                                                                ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term obligations                                     $    157       $    157
   Accounts payable                                                                  715            676
   Accrued expenses                                                                3,916          1,639
   Deferred revenue                                                                1,236            167
                                                                                --------       --------
            Total current liabilities                                              6,024          2,639
Long-term obligations, net of current portion                                        171            289
Deferred income taxes payable, net of current portion                                111            111
                                                                                --------       --------
            Total liabilities                                                      6,306          3,039
                                                                                --------       --------
Mandatorily redeemable convertible Series A Preferred stock, no par value: authorized 10,000,000 shares, issued and
   outstanding, 8,333,333 shares in 1999 and 1998,  preference
   in liquidation of $15,000,000                                                  14,504         14,417
Common stock, no par value:  1,518,378 shares
      outstanding, subject to redemption rights                                   18,689             --
                                                                                --------       --------
                                                                                  39,499         17,456
                                                                                --------       --------
Shareholders' equity (deficit):
   Common stock, no par value: authorized 50,000,000
      shares, issued and outstanding, 18,360,933 shares
      in 1999 and 18,161,605 in 1998                                               3,241          2,123
   Deferred stock option compensation                                             (1,014)          (401)
   Subscription receivable                                                           (26)            --
   Cumulative foreign currency translation adjustment                                (14)             5
   Accumulated deficit                                                            (1,984)        (3,025)
                                                                                --------       --------
               Total shareholders' equity (deficit)                                  203         (1,298)
                                                                                --------       --------
               Total liabilities and shareholders' equity                       $ 39,702       $ 16,158
                                                                                ========       ========


            See notes to condensed consolidated financial statements

                               BSQUARE CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)



                                                   Three Months              Nine Months
                                                Ended September 30,      Ended September 30,
                                               ---------------------    --------------------
                                                 1999         1998        1999        1998
                                               --------     --------    --------    --------
                                                                 (unaudited)
Revenue:
    Service                                    $  9,637     $  6,334    $ 27,485    $ 16,515
    Product                                         396          245       1,091         866
                                               --------     --------    --------    --------
          Total revenue                          10,033        6,579      28,576      17,381
                                               --------     --------    --------    --------
Cost of revenue:
    Service                                       4,855        2,978      13,646       7,885
    Product                                         104            9         212         130
                                               --------     --------    --------    --------
          Total cost of revenue                   4,959        2,987      13,858       8,015
                                               --------     --------    --------    --------
            Gross profit                          5,074        3,592      14,718       9,366
                                               --------     --------    --------    --------
Operating expenses:
   Research and development                       1,522        1,023       4,482       2,475
   Selling, general and administrative            3,202        1,373       8,438       3,991
                                               --------     --------    --------    --------
            Total operating expenses              4,724        2,396      12,920       6,466
                                               --------     --------    --------    --------
            Income from operations                  350        1,196       1,798       2,900
Interest income (expense) net:                       77           58         207         237
                                               --------     --------    --------    --------
Income before income taxes                          427        1,254       2,005       3,137
Provision for income taxes                          165          452         877       1,118
                                               --------     --------    --------    --------
            Net income                         $    262     $    802    $  1,128    $  2,019
                                               ========     ========    ========    ========
Foreign currency translation adjustment             (47)          --          19          --
                                               --------     --------    --------    --------
            Comprehensive net income           $    215     $    802    $  1,147    $  2,019
                                               ========     ========    ========    ========
Basic earnings per share                       $   0.01     $   0.04    $   0.06    $   0.11
                                               ========     ========    ========    ========
Weighted average shares outstanding used to
   compute basic earnings per share              18,583       18,114      18,333      18,446
                                               ========     ========    ========    ========

Diluted earnings per share                     $   0.01     $   0.03    $   0.04    $   0.07
                                               ========     ========    ========    ========
Weighted average shares outstanding to
   compute diluted earnings per share            29,539       27,850      28,545      27,266
                                               ========     ========    ========    ========


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                   Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
                                                                      (unaudited)
Cash flows from operating activities:
   Net income                                                   $  1,128       $  2,019
   Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization                             1,645            654
         Deferred income taxes                                      (923)          (105)
         Stock and stock option compensation                         437            124
         Amortization of deferred financing costs                      6             11
         Changes in operating assets and liabilities:
           Accounts receivable                                      (771)        (2,179)
           Prepaid expenses and other current assets                (212)           (24)
           Deposits and other assets                                (240)           (96)
           Accounts payable and accrued expenses                   2,012            144
           Deferred revenue                                        1,069           (234)
                                                                --------       --------
            Net cash provided by operating activities              4,151            314
                                                                --------       --------
Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold
      improvements                                                (1,994)        (1,504)
   Purchase of short-term investments, net                        (1,417)        (1,582)
                                                                --------       --------
            Net cash used in investing activities                 (3,411)        (3,086)
                                                                --------       --------
Cash flows from financing activities:
   Repayment of shareholder notes payable                             --         (1,743)
   Payments on long-term obligations                                (118)            --
   Repurchase of common stock                                         --         (6,000)
   Deferred financing costs                                          (25)            --
   Proceeds from exercise of stock options                            41              5
   Net proceeds from sale of common stock                         18,689             --
   Net proceeds from issuance of Series A Preferred Stock             --         14,307
                                                                --------       --------
            Net cash provided by financing activities             18,587          6,569
                                                                --------       --------
Effect of exchange rate changes on cash                              (30)            (5)
                                                                --------       --------
            Net increase in cash and cash equivalents             19,297          3,792

Cash and cash equivalents, beginning of period                     5,324          2,286
                                                                --------       --------
Cash, restricted cash, and cash equivalents, end of period      $ 24,621       $  6,078
                                                                ========       ========


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 1999, its operating results for the three and nine-months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2.      SALE OF COMMON STOCK TO VULCAN VENTURES

        In September 1999, the Company sold 1,518,378 shares of common stock to Vulcan Ventures Incorporated for approximately $18.7 million. In connection with its purchase of common stock, Vulcan Ventures Incorporated is entitled to rights with respect to the registration of such shares under the Securities Act. If the Company proposes to register any of its shares under the Securities Act, either for its own account or for the account of other security holders exercising registration rights, Vulcan Ventures is entitled to notice of the registration and to include their shares of common stock in the registration at the Company's expense. Vulcan Ventures' registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. Vulcan Ventures' registration rights terminate when Vulcan Ventures can sell its registrable shares pursuant to Rule 144 without restriction.

        The stock purchase agreement also provided that if a registration statement registering shares of the Company's common stock for sale in an initial public offering, pursuant to which the Company's Series A Preferred Stock is converted to common stock, was not declared effective by the Securities and Exchange Commission on or before December 15, 1999, Vulcan Ventures could have demanded that up to 100% of their common shares be redeemed by the Company. This redemption right terminated upon the effectiveness of the registration statement filed in connection with the Company's initial public offering on October 19, 1999. Pursuant to this redemption right, all proceeds received from the sale of stock to Vulcan Ventures were held in a restricted bank account at September 30, 1999.

3.      INITIAL PUBLIC OFFERING

        On October 25, 1999, the Company closed the sale and issuance of 4,000,000 shares of its common stock at an initial public offering price of $15 per share. Also available for sale in this offering were 600,000 shares held by selling shareholders, sold upon the exercise of the underwriters' over allotment option. The net proceeds to the Company from the offering, net of offering costs were approximately $54.5 million. Concurrent with the closing of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        BSQUARE provides a broad range of software products and services that facilitate the integration of Windows CE into a variety of intelligent computing devices and enhance the functionality of these devices. We began operations in July 1994, generated our first revenue in October 1994 and shipped our first product in November 1996. Through late 1997, we provided software engineering services directly to semiconductor vendors. In late 1997, Microsoft decided to contract with us to provide our services to the semiconductor customers with whom we had previously contracted directly. As a result, we began to experience a shift from providing services directly to semiconductor vendors to contracting directly with Microsoft for the benefit of these companies. This shift was completed in the second quarter of 1998.

        Beginning in early 1999, we expanded our marketing and sales force to penetrate the growing market for our products and services. These investments have significantly increased our operating expenses, contributing to reduced profitability compared to 1997. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our product development, sales and marketing and professional services staff. If we fail to increase our revenue to keep pace with these increased expenses, we may experience quarterly losses.

        To date, we have derived substantially all of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the bundling of our software on their intelligent computing devices and, more recently, from the license to them of software products contained in our intelligent computing device integration tool kits.

                              RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the three and nine-month periods ended September 30, 1999 and 1998. Our historical operating results are not necessarily indicative of the results for any future period.



                                             Three Months        Nine Months
                                         Ended September 30,  Ended September 30,
                                         -------------------  -------------------
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
Revenue:
    Service                                  96%       96%       96%       95%
    Product                                   4         4         4         5
                                            ---       ---       ---       ---
          Total revenue                     100%      100%      100%      100%
                                            ---       ---       ---       ---
Cost of revenue:
    Service                                  48        45        47        45
    Product                                   1        --         1         1
                                            ---       ---       ---       ---
          Total cost of revenue              49        45        48        46
                                            ---       ---       ---       ---
            Gross margin                     51        55        52        54
                                            ---       ---       ---       ---
Operating expenses:
   Research and development                  15        16        16        14
   Selling, general and administrative       32        21        29        23
                                            ---       ---       ---       ---
            Total operating expenses         47        37        45        37
                                            ---       ---       ---       ---
            Income from operations            4        18         7        17
Interest income (expense) net:                1         1         1         1
                                            ---       ---       ---       ---
Income before income taxes                    5        19         8        18
Provision for income taxes                    2         7         4         6
                                            ---       ---       ---       ---
            Net income                        3%       12%        4%       12%
                                            ===       ===       ===       ===


REVENUE

        Revenue consists of service and product revenue, which includes software license fees and royalties. Total revenue increased 53% from $6.6 million for the three months ended September 30, 1999 to $10.0 million for the three months ended September 30, 1999. Total revenue increased 64% from $17.4 million for the nine months ended September 30, 1998 to $28.6 million for the nine months ended September 30, 1999. Microsoft accounted for 80% and 90% of total revenue for the three-month periods ended September 30, 1998 and 1999, respectively and 75% and 88% of total revenue for the nine-month periods ended September 30, 1998 and 1999, respectively. These increases were the result of the completion of the shift, in 1998, from providing engineering services directly to semiconductor vendors to providing such services to Microsoft for the benefit of such vendors. We anticipate that we will continue to receive a substantial portion of our revenue from the provision of services to Microsoft. Revenue outside of the U.S. totaled $195,000 and $399,000 for the three months ended September 30, 1998 and 1999, respectively, and $739,000 and $670,000 for the nine months ended September 30, 1998 and 1999, respectively.

        SERVICE REVENUE. Service revenue increased 52% from $6.3 million for the three months ended September 30, 1998 to $9.6 million for the three months ended September 30, 1999. Service revenue increased 66% from $16.5 million for the nine months ended September 30, 1998 to $27.5 million for the nine months ended September 30, 1999. This increase was due to an increase in the number and size of consulting service projects. As a percentage of total revenue, service revenue did not change materially.

        PRODUCT REVENUE. Product revenue increased 62% from $245,000 for the three months ended September 30, 1998 to $396,000 for the three months ended September 30, 1999. Product revenue increased 26% from $866,000 for the nine months ended September 30, 1998 to $1.1 million for the nine months ended September 30, 1999. This increase resulted primarily from an increase in sales of pre-packaged application products and the newly introduced CE Validator quality assurance test suite. As a percentage of total revenue, product revenue did not change materially.

COST OF REVENUE

        COST OF SERVICE REVENUE. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 63% from $3.0 million for the three months ended September 30, 1998 to $4.9 million for the three months ended September 30, 1999. Cost of service revenue increased 73% from $7.9 million for the nine months ended September 30, 1998 to $13.6 million for the nine months ended September 30, 1999. The increase in absolute dollars resulted primarily from the hiring and training of additional employees to support an increased number of projects. At September 30, 1998 and 1999, respectively, we had approximately 146 and 210 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 47% and 50% for the three months ended September 30, 1998 and 1999, and 48% and 50% for the nine months ended September 30, 1998 and 1999, respectively. The increase in cost of service revenue as a percentage of the related service revenue in 1999 was primarily the result of an increase in software engineering salaries due to competitive employee recruiting and retention pressures in the greater-Seattle area.

        COST OF PRODUCT REVENUE. Cost of product revenue consists of license fees and royalties for third party software, product media, product duplication and manuals. Cost of product revenue increased from $9,000 for the three-months ended September 30, 1998 to $104,000 for the three months ended September 30, 1999. Cost of product revenue increased from $130,000 for the nine months ended September 30, 1998 to $212,000 for the nine months ended September 30, 1999. As a percent of product revenue, cost of product sales was 4% for the three months ended September 30, 1998 and 26% for the same period in 1999. For the nine-month periods, cost of product sales as a percent of product revenue was 15% in 1998 and 19% in 1999. The increase in cost of sales relates to a change in mix of product sales from royalties received from original equipment manufacturers for license of applications in 1998, to a higher proportion of pre-packaged BSQUARE and third-party applications in 1999.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and an allocation of our facilities and depreciation costs. Research and development expenses increased 49% from $1.0 million for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. Research and development expenses increased 81% from $2.5 million for the nine months ended September 30, 1998 to $4.5 million for the nine months ended September 30, 1999. This increase resulted from an increase in the number of software developers and quality assurance personnel to expand our product offerings and to support development and testing activities. Research and development expenses represented 16% and 15% of our total revenue for the three months ended September 30, 1998 and 1999, respectively, and represented 14% and 16% for the nine months ended September 30, 1998 and 1999, respectively. The increase in 1999 research and development expenses as a percentage of total revenue during the nine-month period primarily reflects the more rapid increase of our investment in product development activities as compared to the growth in revenue during this period. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses are comprised of salaries and benefits earned by sales and marketing personnel, travel expenses, corporate advertising and promotional expenses, plus an allocation of facilities and depreciation costs. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, administrative and information services personnel and professional service fees. Selling expenses increased 184% from $449,000 for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. Selling expenses increased 104% from $1.4 million for the nine months ended September 30, 1998 to $2.9 million for the nine months ended September 30, 1999. This increase resulted primarily from our continued investment in sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, as well as increased marketing activities, including tradeshows, public relations and other promotional expenses. Selling expenses represented 7% and 13% of our total revenue for the three months ended September 30, 1998 and 1999, respectively, and represented 8% and 10% of total revenue for the nine months ended September 30, 1998 and 1999, respectively. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we expand our sales and marketing staff both domestically and internationally.

        General and administrative expenses increased 109% from $924,000 for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. General and administrative expenses increased 116% from $2.6 million for the nine months ended September 30, 1998 to $5.6 million for the nine months ended September 30, 1999. General and administrative expenses represented 14% and 19% of our total revenue for the three months ended September 30, 1998 and 1999, respectively and represented 15% and 19% of total revenue for the nine months ended September 30, 1998 and 1999, respectively. This increase in absolute dollars and as a percentage of total revenue resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business as well as personnel and facility costs associated with our international offices. Our general and administrative expenses have increased and we anticipate they will continue to increase in absolute dollars as we expand our administrative staff and incur expenses associated with becoming a public company.

INTEREST INCOME (EXPENSE), NET

        Interest income (expense), net consists of earnings on our cash, cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income (expense), net was $58,000 for the three months ended September 30, 1998 and $77,000 for the three months ended September 30, 1999. The increase resulted from higher average cash, cash equivalent and short-term investment balances during the three-month period in 1999. Interest income (expense), net was $237,000 for the nine months ended September 30, 1998 and $207,000 for the nine months ended September 30, 1999. The decrease in interest income resulted from an increase in interest expense on our long-term obligations during the nine-month period ended September 30, 1999.

PROVISION FOR INCOME TAXES

        Our provision for federal, state and international income taxes was $452,000 for the three months ended September 30, 1998 as compared to $165,000 for the three months ended September 30, 1999, yielding effective rates of 36% during that period in 1998 and 39% during that period in 1999. The provision for income taxes was $1.1 million for the nine months ended September 30, 1998 and $877,000 for the nine months ended September 1999, yielding an effective rate of 36% and 44%, respectively. The increase in the effective rate was due primarily to the effect of the non-deductibility of losses from our international operations.


                         LIQUIDITY AND CAPITAL RESOURCES

        Prior to October 1999, we financed our operations primarily through cashflow from operations. As of September 30, 1999, we had $27.6 million of cash, cash equivalents and short-term investments. This represents an increase of $20.7 million over December 31, 1998. To a lesser extent, we have financed software system purchases through traditional financing arrangements. Our working capital at September 30, 1999 was $29.3 million compared to $10.3 million at December 31,1998.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank's prime rate, which was 8.25% at September 30, 1999. The facility expires in July 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 1999, and at that time there were no borrowings outstanding under this credit facility. We also maintain with Imperial Bank a $1.5 million term loan for equipment purchases, which bears interest at the bank's prime rate plus 0.25%, and a $4.0 million term loan for leasehold improvement purchases, which bears interest at the bank's prime rate plus 0.50%. These facilities operate as a revolver through June 2000, after which time any outstanding balances must be paid over 36-month and 60-month terms, respectively. These loans also require us to comply with certain financial covenants, including a requirement that we maintain certain financial ratios. We were in compliance with these covenants at September 30, 1999, and, at that time, there was approximately $328,000 outstanding under the equipment term loan. Our operating activities resulted in net cash inflows of $4.2 million and $314,000 for the nine months ended September 30, 1999 and 1998, respectively.

        The sources of cash for the nine months ended September 30, 1999 and 1998 were primarily income from operations and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable. Investing activities used cash of $3.4 million for the nine months ended September 30, 1999 and $3.1 million for the nine months ended September 30, 1998, primarily for the purchase of capital equipment and short-term investments. For the nine months ended September 30, 1999, financing activities provided cash of $18.6 million, primarily through the sale of common stock to Vulcan Ventures for $18.7 million. Financing activities generated $6.6 million in 1998, primarily through the issuance of mandatorily convertible preferred stock, partially offset by repayment of shareholder loans and the $6.0 million repurchase of shares of common stock.

        On October 25, 1999, we closed the sale and issuance of 4,000,000 shares of our common stock at an initial public offering price of $15 per share. The net proceeds to us from the offering, net of offering costs were approximately $54.5 million.

        We currently anticipate that we will continue to experience significant increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, increase research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. Our operating expenses will consume a material amount of our cash resources. We believe that the net proceeds of our initial public offering, together with our existing cash and cash equivalents and available bank borrowings, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although we do not anticipate the need to raise additional capital after that time, if we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

        Based on our assessment to date, we believe our software products are "Year 2000 compliant." However, we may learn that our software does not contain all the necessary routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. We are reviewing our internal management information and other systems to identify any products, services or systems that are not Year 2000 compliant and to take corrective action. To date, we have not encountered any material Year 2000 problems with our computer systems or any other equipment that might be subject to such problems. We plan to verify compliance by external vendors that supply us with software and information systems and to communicate with significant suppliers to determine the status of third parties' remediation of their own Year 2000 issues. As part of our assessment, we are evaluating the level of validation we will require of third parties to ensure their Year 2000 compliance. We will be relocating our principal offices in October 1999 to a new office location currently under construction. Before the relocation, we will complete our evaluation of whether the infrastructure and building systems associated with our new facility, such as security and sprinkler systems, and all information technology systems, such as telephony and computer network systems, are Year 2000 compliant. We do not expect the total cost of these Year 2000 compliance activities to be material to our business, financial condition and operating results. To date, we have spent less than $100,000 for Year 2000 compliance and do not expect to expend more than $100,000 in the aggregate. These costs and the timing of our plans to complete our Year 2000 modifications and testing processes are based on our management's estimates. We have not developed a contingency plan for addressing Year 2000 problems that are not detected and corrected prior to their occurrence. Upon completion of testing and implementation activities, we will be able to assess areas requiring contingency planning, and we expect to conduct appropriate contingency planning at that time. Any failure to address any Year 2000 issue could harm our business.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We were required to adopt SOP 98-1 for the fiscal year beginning January 1, 1999. Our adoption of SOP 98-1 did not have a material impact on our financial statements.

        In April 1998, the American Institute of Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on our financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not use derivative instruments, therefore the adoption of this statement will not have any effect on our results of operations or financial position.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our revenue, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

                                  RISK FACTORS

UNANTICIPATED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO FACTORS SUCH AS ADVERSE CHANGES IN OUR RELATIONSHIP WITH MICROSOFT OR A DECLINE IN THE MARKET FOR WINDOWS CE-BASED INTELLIGENT COMPUTING DEVICES COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

        Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that may cause our quarterly operating results to fluctuate include:

        - the failure or perceived failure of Windows CE, the operating system upon which demand for our products and services is dependent, to achieve widespread market acceptance;

        -  the failure of the intelligent computing device market to develop;

        - adverse changes in our relationship with Microsoft, from whom a substantial portion of our revenue is generated and on whom we rely to continue to develop and promote Windows CE;

        - our inability to develop and market new and enhanced products and services on a timely basis;

        - unanticipated delays, or announcement of delays, by Microsoft of Windows CE product releases, which could cause us to delay our product introductions and adversely affect our customer relationships;

        -  changes in demand for our products and services;

        - increased competition and changes in our pricing as a result of increased competitive pressure;

        - our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, particularly Microsoft projects, are delayed, curtailed or discontinued;

        - changes in the mix of our services and product revenue, which have different gross margins;

        - underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

        - varying customer buying patterns which are often influenced by year-end budgetary pressures.

        In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

SUBSTANTIALLY ALL OF OUR REVENUE, INCLUDING 90% OF OUR TOTAL REVENUE FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

        For the nine months ended September 30, 1999 and 1998, respectively, 90% and 75% of our revenue was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific workplans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 200 of our 280 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another, as well as our relationships with our customers. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278. For a description of where this information can be obtained, see "Where to Find Additional Documents."

IF THE MARKET FOR THE WINDOWS CE OPERATING SYSTEM FAILS TO DEVELOP FULLY OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR BUSINESS AND OPERATING RESULTS WILL BE MATERIALLY HARMED.

        Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because all of our revenue to date has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

        - Microsoft's development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services. In addition, Microsoft has developed a version of its Windows NT operating system for CDs and could decide to shift its support to this operating system to the detriment of Windows CE;

        - the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: Vex Works from WindRiver Systems Inc., pSOS from Integrated Systems, Inc., VRTX from Mentor Graphics Corporation, Java OS from Sun Microsystems, Inc. and LINUX. In particular, in the market for palm-size devices, Windows CE faces intense competition from Palm OS used on 3Com Corporation's Palm devices and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture between several of the largest manufacturers of cellular phones, which recently announced it has agreed to discuss cross-licensing its technology with the Palm Computing unit of 3Com. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

        - the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows CE; and

        - the willingness of software developers to continue to develop and expand the applications that run on Windows CE. To the extent that software developers write applications for competing operating systems that are more attractive to intelligent computing device end users than those available on Windows CE, potential purchasers could select competing operating systems over Windows CE.

IF THE MARKET FOR INTELLIGENT COMPUTING DEVICES DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR REVENUE WILL NOT GROW AS FAST AS ANTICIPATED, IF AT ALL.

        The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows CE-based intelligent computing devices, which will depend on many factors, including:

        - the development of content and applications for intelligent computing devices;

        - the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

        - the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

IF MICROSOFT ADDS FEATURES TO ITS WINDOWS CE OPERATING SYSTEM THAT DIRECTLY COMPETE WITH SOFTWARE PRODUCTS AND SERVICES WE PROVIDE, OUR REVENUE COULD BE REDUCED AND OUR PROFIT MARGINS COULD SUFFER.

        As the developer of Windows CE, Microsoft could add features to its operating system that directly compete with the software products and services we provide to our customers. Such features could include, for example, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain software products and services directly from Microsoft that compete with our software products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our profit margins.

IF WE DO NOT MAINTAIN OUR FAVORABLE RELATIONSHIP WITH MICROSOFT, WE WILL HAVE DIFFICULTY MARKETING OUR SOFTWARE PRODUCTS AND SERVICES AND MAY NOT RECEIVE DEVELOPER RELEASES OF WINDOWS CE, AND OUR REVENUE AND OPERATING MARGINS WILL SUFFER.

        In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturer's could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturer's utilizing Windows CE for intelligent computing devices. Many of our original equipment manufacturer's customers are referred to us by Microsoft. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft's marketing activities, including tradeshows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain mutually successful relationships with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating with Microsoft in "partner pavilions" at trade shows and listing our services on Microsoft's website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

UNANTICIPATED DELAYS, OR ANNOUNCEMENT OF DELAYS, BY MICROSOFT OF WINDOWS CE PRODUCT RELEASES COULD ADVERSELY AFFECT OUR SALES.

        Unanticipated delays, or announcement of delays, in Microsoft's delivery schedule for new versions of its Windows CE operating system could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and could cause our quarterly operating results to fluctuate. For example, in 1998 Microsoft delayed the release of a version of its Windows CE Platform Builder, which delayed our introduction of a complementary product for an original equipment manufacturer customer.

WE HAVE SIGNED A NON-COMPETITION PROVISION WITH MICROSOFT WHICH COULD LIMIT OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS.

        We must receive written permission from Microsoft in order to design or develop products, or provide services in connection with products, which compete with the Microsoft Windows CE operating system or related products in existence as of October 1, 1998 or which Microsoft is developing or intends to develop or acquire. The term of our non-competition provision coincides with the term of our master agreement with Microsoft, which concludes in July 2000. Therefore, if there is a significant shift away from Microsoft operating systems in the intelligent computing device market segments that we are targeting, including the markets for Internet-enabled television set-top boxes, handheld and palm-size PCs, handheld industrial data collectors, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals, we will be unable to target and support other operating system platforms during the term of our non-competition provision. Similarly, because the non-competition provision effectively requires us to devote all of our resources to supporting the Windows CE operating system, if our relationship with Microsoft is curtailed or terminated we would be required to invest significant time and resources to transition our operations to target and support competing operating systems. Moreover, to the extent that Microsoft challenges any of our activities which we believe are not prohibited by the non-competition provision, we may become involved in litigation to enforce our rights under the agreement. Litigation, whether successful or not, could harm our relationship with Microsoft, result insubstantial costs and divert our resources, any of which could harm our business.

THE FIXED-FEE ARRANGEMENTS WE HAVE WITH MANY OF OUR CUSTOMERS EXPOSE US TO THE RISK THAT WE MAY UNDERESTIMATE OUR COSTS FOR PROJECTS, WHICH COULD LOWER OUR PROFIT MARGINS.

        In addition to the capped-fee arrangements we have with Microsoft, we provide our services to many of our customers under fixed-fee arrangements. In 1998 and for the nine months ended September 30, 1999, approximately 12% and 10%, respectively, of our total revenue was derived from fixed-fee contracts. In the event that we underestimate the scope or work effort required for a customer's project, we may be required to complete the project at a loss or at a significantly reduced gross margin. If we underestimate the fees for a series of projects and/or a very large project, our gross margins for a fiscal period may decline. In addition, revenue from these contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date relative to the estimated total cost for the contract. If we underestimate the time necessary to complete these projects, we may be required to recognize revenue at a later time than we had anticipated, which would have a negative impact on our financial condition and cause our quarterly results to fluctuate.

IF WE FAIL TO SECURE CONTRACTS ON SUFFICIENTLY PROFITABLE TERMS, OR AT ALL, WITH THE LIMITED NUMBER OF MARKET-LEADING ORIGINAL EQUIPMENT MANUFACTURERS OUR REVENUE AND PROFIT MARGINS WOULD SUFFER.

        Currently substantially all of our non-Microsoft revenue is generated from sales to original equipment manufacturers. For the nine-months ended September 30, 1999, approximately 13% of our revenue was from sales to original equipment manufacturer customers. There are a limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. In some market segments, one or two original equipment manufacturers account for a majority of all unit sales. Competition for the business of these original equipment manufacturers is intense. If we fail to secure and maintain service and licensing contracts with the limited number of original equipment manufacturers in these markets we may not be able to participate in those market segments. In addition, as a result of their strong market position, these companies are typically able to secure favorable terms, including favorable pricing, in their technology licensing and service agreements. Further, many of these potential original equipment manufacturer customers have the capability to replace our services and products by utilizing internal resources. For these reasons, there is no guarantee that we will be able to secure contracts on profitable terms, or at all, with the market-leading original equipment manufacturers, which could harm our business.

OUR MARKET IS BECOMING INCREASINGLY COMPETITIVE, WHICH MAY RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS AND LOSS OF MARKET SHARE.

        The market for Windows CE-based software products and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

        - our current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

        - large professional engineering services firms such as Cadence Design Systems, Inc. and Electronic Data Systems Corporation that may enter the market;

        - established intelligent computing device software and tools manufacturers such as Applied Microsystems Corporation, Spyglass, Inc., Phoenix Technologies, Inc., Mentor Graphics and Integrated Systems;

        - small- and medium-size engineering services companies such as VenturCom, Inc., Eclipse International, Inc., BlueWater Systems, Inc. and Vadem; and


        - software and component distributors such as Avnet/Hamilton Hallmark, Pioneer and Annasoft Systems.

        As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Although we are subject to a non-competition provision with Microsoft, Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. The barrier to entering the market as a provider of Windows CE-based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows CE. These systems integrators are given the same access by Microsoft to the Windows CE technology as we are with respect to system integration. New competitors may have lower overhead than us and therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows CE-based intelligent computing device market and as new products and technologies are introduced.

WE DEPEND ON THE CONTINUED SERVICES OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND OUR SUCCESS DEPENDS UPON OUR CONTINUED ABILITY TO ATTRACT, TRAIN AND RETAIN ADDITIONAL QUALIFIED PERSONNEL AT ACCEPTABLE COMPENSATION LEVELS.

        We depend substantially on the continued services of William T. Baxter, our chairman of the board, president and chief executive officer. The loss of the services of Mr. Baxter could harm our business. None of our executive officers, including Mr. Baxter, has a contract that guarantees employment. In addition, we depend on our ability to attract, train and retain qualified personnel, specifically those with management, technical and product development skills. Competition for such personnel is intense, particularly in geographic areas recognized as high technology centers such as the greater-Seattle area, where substantially all of our employees are located. There can be no assurance that we will be able to attract, train or retain additional highly qualified technical and managerial personnel in the future, which could harm our business. Moreover, to remain competitive we have had to increase employee compensation and our gross margins have been adversely impacted. To the extent such competitive wage pressure continues or increases our gross margins could suffer.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE OUR COSTS.

       If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for three patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around their patent. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent.

       In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license many of our software products, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

       A significant portion of our marks include the word "BSQUARE" or the preface "b." Other companies use forms of "BSQUARE" or the preface "b" in their marks alone or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business.

       The computer software market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive, and involves a significant diversion of resources and uncertainty of outcome. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could harm our business and operating results.

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS AND SERVICES INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD EXPOSE US TO ADDITIONAL COSTS AND LITIGATION.

        Third parties may claim that our current or future software products and services infringe their proprietary rights, and these claims, regardless of their merit, could increase our costs and harm our business. We have not conducted patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to determine whether our software products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that one of our software products violated a third party's proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that software product. Moreover, any indemnification we obtain against claims that the technology we license from third parties infringes the proprietary rights of others may not always be available or may be limited in scope or amount. Even if we receive broad third-party indemnification, these indemnitors may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions.

        There can be no assurance that infringement or invalidity claims related to the software products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. We expect that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays.

IF WE DO NOT RESPOND ON A TIMELY BASIS TO TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS, OUR FUTURE PRODUCT SALES COULD BE NEGATIVELY IMPACTED.

        The market for Windows CE-based software products and services is new and evolving. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business maybe harmed if we must delay releases of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such deferrals or failures to purchase would decrease our revenue.

OUR FIVE-YEAR OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS, AND WE CANNOT ASSURE YOU THAT OUR REVENUE GROWTH RATE WILL NOT DECLINE OR THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

        We were founded in July 1994, generated our first revenue in October 1994 and shipped our first product in November 1996. Accordingly, we have a limited operating history and you should not rely on our past results to predict our future performance. The rate of growth of our revenue over the prior year was 245% from 1996 to 1997 and 71% from 1997 to 1998. The rate of growth of our revenue over prior periods may continue to decline. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to September 1999, we grew from 21 employees to 358 employees, and we expect this rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

        In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the nine months ended September 30, 1999, less than 1% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

        - greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

        - greater difficulty in managing foreign operations due to the lack of proximity between our home office and our foreign operations;

        - longer collection cycles in Japan than we typically experience in the U.S.;

        -  unfavorable changes in regulatory practices and tariffs;

        -  adverse changes in tax laws;

        -  seasonal European sales declines in the summer months;

        - the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

        - general economic and political conditions in Asian and European markets.

        These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

IF WE CONDUCT FUTURE ACQUISITIONS, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

        Although we currently have no specific understandings, commitments or agreements for any acquisition, we may make investments in complementary companies, services and technologies in the future. We have not made any material acquisitions or investments to date, and therefore our ability as an organization to conduct acquisitions or investments is unproven. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. Our non-compete provision with Microsoft could impede our acquisition of companies or technologies that compete with the Windows CE operating system or related products. If we fail to do any of these, we may suffer losses or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using debt or equity securities, existing shareholders may be diluted, which could affect the market price of our stock.

IF WE ARE UNABLE TO LICENSE KEY SOFTWARE FROM THIRD PARTIES OUR BUSINESS COULD BE HARMED.

        We often integrate third-party software with our internally developed software to provide software products and services for our original equipment manufacturer customers. If our relationships with our third-party vendors were to deteriorate, we might be unable to obtain licenses on commercially reasonable terms, if at all, for newer versions of their software required to maintain compatibility. In the event that we are unable to obtain additional licenses, we would be required to develop this technology internally, which could delay or limit our ability to introduce enhancements or new products or to continue to sell existing products.

OUR SOFTWARE PRODUCTS OR THE THIRD-PARTY HARDWARE OR SOFTWARE INTEGRATED WITH OUR SOFTWARE PRODUCTS AND SERVICES MAY SUFFER FROM DEFECTS OR ERRORS THAT COULD IMPAIR OUR ABILITY TO SELL OUR SOFTWARE PRODUCTS AND SERVICES.

        Software and hardware components as complex as those needed for intelligent computing devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our software products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed which may result in lost revenue. Moreover, errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our software products and services entail the risk of such claims and we may be subject to such claims in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

THE LENGTHY SALES CYCLE OF OUR PRODUCTS AND SERVICES MAKES OUR REVENUE SUSCEPTIBLE TO FLUCTUATIONS.

        Our sales cycle is typically three to six months because the expense and complexity of our products and services generally require a lengthy customer approval process, and may be subject to a number of significant risks over which we have little or no control, including:

        - customers' budgetary constraints and internal acceptance review procedures;

        -  the timing of budget cycles; and

        -  the timing of customers' competitive evaluation processes.

        In addition, to successfully sell our products and services, we frequently must educate our potential customers about the full benefits of our products and services, which can require significant time. If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenue, which could cause our quarterly results to fluctuate.

A SMALL NUMBER OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US.

        After the initial public offering, our executive officers, directors and principal shareholders holding more than 5% of our common stock, consisting of nine persons and the several entities affiliated with such persons, together control approximately 82% of our outstanding common stock. As a result, these shareholders, if they act together, will be able to control our management and affairs of the company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

This concentration of ownership may have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

IT MIGHT BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

        Certain provisions of our amended and restated articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, as of the first annual meeting of shareholders following the closing of this offering, our board of directors will be divided into three classes. The directors in each class will serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for share holders to replace a majority of our directors. In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a "target corporation" from engaging in certain significant business transactions with a defined "acquiring person" for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

YEAR 2000 ISSUES MAY NEGATIVELY IMPACT OUR BUSINESS.

        Many computer systems are not currently capable of distinguishing 21stcentury dates from 20th century dates. As a result, beginning on January 1,2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change.

        We may discover that some or all of our software products are not "Year2000 compliant" -- that is, they are not capable of adequately distinguishing 21st century dates from 20th century dates. In the majority of our software licenses, we have warranted that dates on or after January 1, 2000 will not adversely affect the performance of our products. In addition, our software is generally integrated into customer products involving sophisticated hardware and complex software products. If this third-party equipment or our own product do not operate properly with respect to the Year 2000, we may face claims or incur unexpected expenses to remedy any resulting problems. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability we may have for Year 2000-related damages, including consequential damages, could adversely affect our operating results. Moreover, if third parties cannot provide us with products, services or systems that meet the Year 2000 requirements on a timely basis, our business could be harmed.

        Further, many of our computer systems are connected to Microsoft's computer systems, and we depend on this connectivity to communicate and transact business with Microsoft on various levels. Any failure of this connectivity or of Microsoft's computers to be Year 2000 compliant may disrupt our communications with Microsoft and interfere with our ability to transact business.

        In addition, we believe that the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products and services such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business would be harmed. If we fail to identify and remediate all significant Year 2000 problems on a timely basis, our business could be harmed. Remediation efforts may involve significant time and expense, and unremediated problems could harm our business. For a more detailed description of our Year 2000 preparedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000Compliance."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On September 16, 1999, the Company sold 1,518,378 shares of its common stock at a price of $12.31 per share to Vulcan Ventures Incorporated, a qualified institutional buyer, in a private transaction for an aggregate offering price of approximately $18.7 million. Vulcan Ventures had the right to require the Company to redeem the shares at the original issuance price if the Company's initial public offering was not completed by December 15, 1999. The Company completed its initial public offering on October 25, 1999. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

        During the three months ended September 30, 1999, the Company granted options to purchase up to 467,095 shares of its common stock under the Company's amended and restated stock option plan at a weighted average exercise price of $9.15 per share. These grants were exempt from registration pursuant to Rule 701 under the Securities Act. In addition, during the three months ended September 30, 1999, 135,728 shares of the Company's common stock were issued to 49 individuals upon the exercise of stock options granted pursuant to the registrant's amended and restated stock option plan at a weighted average exercise price of $0.24 per share. These issuance's were exempt from registration pursuant to Rule 701 under the Securities Act. On October 20, 1999, the Company filed a Registration Statement on Form S-8 to register the shares of common stock issuable upon the exercise of options granted under its amended and restated stock option plan and pursuant to its employee stock purchase plan.

        On October 20, 1999, the Company completed an initial public offering of its common stock, no par value. The managing underwriters in the offering were Credit Suisse First Boston, Lehman Brothers Inc., A. G. Edwards & Sons, Inc. and Wit Capital Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 that was declared effective by the SEC on October 19, 1999. The offering commenced on October 20, 1999, on which date, 4,000,000 shares of common stock registered under the Registration Statement were sold at a price of $15.00 per share. The underwriters also exercised an overallotment option of 600,000 shares purchased from eight of the Company's shareholders. All 600,000 overallotment shares were sold at a price of $15.00 per share. In connection with the offering, the Company incurred an aggregate of approximately $5.2 million in underwriting discounts, commissions and other offering expenses. The Company received net proceeds from the offering of approximately $54.5 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Effective as of September 1, 1999, the Company's shareholders approved, by execution and delivery of a non-unanimous consent of shareholders in lieu of special meeting, the following matters:

        1. Amendment and restatement of the Company's Articles of Incorporation in order to authorize 10,000,000 shares of preferred stock following the closing of the Company's initial public offering; create a staggered board of directors; provide for the removal of directors only for cause; and set forth who can call special meetings of the shareholders.

        2. An increase in the number of shares of common stock subject to the Company's amended and restated stock option plan by 2,000,000 shares.

        3. The adoption of the Company's employee stock purchase plan and the reservation of 1,500,000 shares of the Company's Common Stock to be issued pursuant to such plan.

        4. (Holders of Series A Preferred Stock only) An amendment to the Company's Certificate of Designation filed January 29, 1998 setting forth the rights and preferences of the Company's Series A Convertible Preferred Stock to add a new Section 2(c) to read as follows: "The liquidation preferences provided for in this Section 2 shall not be taken into account under RCW 23B.06.400(2)(b) in connection with any distributions to shareholders."

Items 1-3 were approved by the shareholders of the Company holding 34,244,301 shares of the Company's Common Stock (on an as-converted basis), or 97.9% of the Company's outstanding securities as of August 31, 1999, and Item 4 was approved by shareholders holding 8,305,554 shares of the Company's Series A Convertible Preferred Stock, or 99.7% of the Company's outstanding Series A Convertible Preferred Stock as of August 31, 1999


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        11.1  Statement re: computation of net income per share.

        27.1  Financial Data Schedule

(b) Reports on Form 8-K

        None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BSQUARE CORPORATION
                                                     (Registrant)



                                                /s/   Brian V. Turner
-------------------------           --------------------------------------------
Date:  November 2, 1999                            Brian V. Turner
                                                Sr. Vice President &
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               BSQUARE CORPORATION

                                INDEX TO EXHIBITS



    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                         EXHIBIT
REGULATION S-K)                       DESCRIPTION
---------------                       -----------
     11.1            Statement re: computation of net income per share.

     27.1            Financial Data Schedule.