Form 10-K
period 1999-12-31
BSQUARE CORP /WA
filed 2000-03-02
CIK 1054721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d]

                        COMMISSION FILE NUMBER 000-27687

                               BSQUARE CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                    91-1650880
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                        3150 - 139TH AVENUE NE, SUITE 500
                         BELLEVUE, WASHINGTON 98005-4081
                    (Address of principal executive offices)

                                 (425) 519-5900
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of February 18, 2000 was approximately $263.5 million based on the closing sales price of the registrant's common stock as reported on The Nasdaq National Market. For the purposes of this response, executive officers, directors and persons who own 5% or more of the outstanding shares of common stock are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. The registrant had 32,569,125 shares of common stock, no par value, outstanding at February 18, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on May 2, 2000 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
PART I......................................................................................12

        Item 1.  Business...................................................................12

        Item 2.  Properties.................................................................24

        Item 3.  Legal Proceedings..........................................................24

        Item 4.  Submission of Matters to a Vote of Security Holders........................24

PART II.....................................................................................24

        Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters......24

        Item 6.  Selected Financial Data....................................................26

        Item 7.  Management's Discussion and Analysis of Results of Operations and
                 Financial Condition........................................................26

        Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................31

        Item 8.  Financial Statements and Supplementary Data................................32

        Item 9.  Changes in and Disagreements with Accountants on Auditing and Financial
                 Disclosure.................................................................49

PART III....................................................................................49

        Item 10.  Directors and Executive Officers of the Registrant........................49

        Item 11.  Executive Compensation....................................................49

        Item 12.  Security Ownership of Certain Beneficial Owners and Management............49

        Item 13.  Certain Relationships and Related Transactions............................50

PART IV.....................................................................................50

        Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........50

                           FORWARD-LOOKING STATEMENTS

        This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management's beliefs and assumptions. When used in this Form 10-K and elsewhere, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Particular attention should be paid to the cautionary statements contained in this Form 10-K under "Risk Factors" involving potential fluctuations in our quarterly operating results, our reliance on Microsoft, uncertainty about the Windows CE market, unpredictability of future revenue, the intensely competitive nature of our industry, our limited operating history, management of growth, the integration of any future acquisitions and our reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in this and other reports or documents that we file from time to time with the Securities and Exchange Commission.

                                  RISK FACTORS

        In addition to other information in this Form 10-K report, investors evaluating us and our business should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock. The risks set forth below and elsewhere in this Form 10-K report could cause actual results to differ materially from those projected.

UNANTICIPATED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS DUE TO FACTORS SUCH AS ADVERSE CHANGES IN OUR RELATIONSHIP WITH MICROSOFT OR A DECLINE IN THE MARKET FOR WINDOWS-BASED INTELLIGENT COMPUTING DEVICES COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY.

        Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that may cause our quarterly operating results to fluctuate include:

        - the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

        -  the failure of the intelligent computing device market to develop;

        - adverse changes in our relationship with Microsoft, from whom a substantial portion of our revenue is generated and on whom we rely to continue to develop and promote Windows CE;

        - our inability to develop and market new and enhanced products and services on a timely basis;

        - unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions and adversely affect our customer relationships;

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

SUBSTANTIALLY ALL OF OUR REVENUE, INCLUDING 88% OF OUR TOTAL REVENUE FOR THE YEAR ENDED DECEMBER 31, 1999, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

        For the years ended, December 31, 1997, 1998 and 1999 approximately 39%, 79% and 88% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 200 of our 300 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278.

IF THE MARKET FOR THE WINDOWS CE OPERATING SYSTEM FAILS TO DEVELOP FULLY OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR BUSINESS AND OPERATING RESULTS WILL BE MATERIALLY HARMED.

        Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because all of our revenue through 1999 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

        - Microsoft's development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services. In addition, Microsoft has developed a version of its Windows NT operating system for intelligent computing devices and could decide to shift its support to this operating system to the detriment of Windows CE;

        - the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: VxWorks from WindRiver Systems Inc., pSOS from Integrated Systems, Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and LINUX. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS used on 3Com Corporation's Palm devices and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture between several of the largest manufacturers of cellular phones, which recently announced it has agreed to discuss cross-licensing its technology with the Palm Computing unit of 3Com. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

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

IF THE MARKET FOR INTELLIGENT COMPUTING DEVICES FAILS TO DEVELOP FULLY OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR REVENUE WILL NOT GROW AS FAST AS ANTICIPATED, IF AT ALL.

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

IF MICROSOFT ADDS FEATURES TO ITS WINDOWS OPERATING SYSTEM THAT DIRECTLY COMPETE WITH SOFTWARE PRODUCTS AND SERVICES WE PROVIDE, OUR REVENUE COULD BE REDUCED AND OUR PROFIT MARGINS COULD SUFFER.

        As the developer of Windows, Microsoft could add features to its operating system that directly compete with the software products and services we provide to our customers. Such features could include, for example, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain software products and services directly from Microsoft that compete with our software products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our profit margins.

IF WE DO NOT MAINTAIN OUR FAVORABLE RELATIONSHIP WITH MICROSOFT, WE WILL HAVE DIFFICULTY MARKETING OUR SOFTWARE PRODUCTS AND SERVICES AND MAY NOT RECEIVE DEVELOPER RELEASES OF WINDOWS CE, AND OUR REVENUE AND OPERATING MARGINS WILL SUFFER.

        In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for intelligent computing devices. Many of our original equipment manufacturer customers are referred to us by Microsoft. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft's marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain mutually successful relationships with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in "partner pavilions" at trade shows and listing our services on Microsoft's website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

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

        In addition to the capped-fee arrangements we have with Microsoft, we provide our services to many of our customers under fixed-fee arrangements. In 1998 and 1999, approximately 12% and 8%, respectively, of our total revenue was derived from fixed-fee contracts. In the event that we underestimate the scope or work effort required for a customer's project, we may be required to complete the project at a loss or at a significantly reduced gross margin. If we underestimate the fees for a series of projects and/or a very large project, our gross margins for a fiscal period may decline. In addition, revenue from these contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date relative to the estimated total cost for the contract. If we underestimate the time necessary to complete these projects, we may be required to recognize revenue at a later time than we had anticipated, which would have a negative impact on our financial condition and cause our quarterly results to fluctuate.

IF WE FAIL TO SECURE CONTRACTS ON SUFFICIENTLY PROFITABLE TERMS, OR AT ALL, WITH THE LIMITED NUMBER OF MARKET-LEADING ORIGINAL EQUIPMENT MANUFACTURERS OUR REVENUE AND PROFIT MARGINS WOULD SUFFER.

        Currently substantially all of our non-Microsoft revenue is generated from sales to original equipment manufacturers. For the year ended December 31, 1999, approximately 11% of our revenue was from sales to original equipment manufacturer customers. There are a limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. In some market segments, one or two original equipment manufacturers account for a majority of all unit sales. Competition for the business of these original equipment manufacturers is intense. If we fail to secure and maintain service and licensing contracts with the limited number of original equipment manufacturers in these markets we may not be able to participate in those market segments. In addition, as a result of their strong market position, these companies are typically able to secure favorable terms, including favorable pricing, in their technology licensing and service agreements. Further, many of these potential original equipment manufacturer customers have the capability to replace our services and products by utilizing internal resources. For these reasons, there is no guarantee that we will be able to secure contracts on profitable terms, or at all, with the market-leading original equipment manufacturers, which could harm our business.

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

        - large professional engineering services firms that may enter the market;

        - established intelligent computing device software and tools manufacturers;

        -  small- and medium-size engineering services companies; and

        -  software and component distributors.

        As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. The barrier to entering the market as a provider of Windows based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are, with respect to system integration. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows based intelligent computing device market and as new products and technologies are introduced.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE OUR COSTS.

        If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for three patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around their patent. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent.

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

        There can be no assurance that infringement or invalidity claims related to the software products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. We expect that software product developers will be increasingly subject to infringement claims, as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays.

IF WE DO NOT RESPOND ON A TIMELY BASIS TO TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS, OUR FUTURE PRODUCT SALES COULD BE NEGATIVELY IMPACTED.

        The market for Windows based software products and services is new and evolving. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we must delay releases of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such deferrals or failures to purchase would decrease our revenue.

OUR FIVE-YEAR OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS, AND WE CANNOT ASSURE YOU THAT OUR REVENUE GROWTH RATE WILL NOT DECLINE OR THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

        We were founded in July 1994, generated our first revenue in October 1994 and shipped our first product in November 1996. Accordingly, we have a limited operating history and you should not rely on our past results to predict our future performance. The rate of growth of our revenue over the prior year was 245% from 1996 to 1997, 71% from 1997 to 1998, and 62% from 1998 to 1999.
The rate of growth of our revenue over prior periods may continue to decline. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to December 1999, we grew from 21 employees to 379 employees, and we expect this rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

        In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 1999, less than 1% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

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

In addition, to successfully sell our products and services, we frequently must educate our potential customers about the full benefits of our products and services, which can require significant time. If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenue which could cause our quarterly results to fluctuate.

A SMALL NUMBER OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US.

        Our executive officers, directors and principal shareholders holding more than 5% of our common stock together control a majority of our outstanding common stock. As a result, these shareholders, if they act together, could control our management and affairs of the company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

IT MIGHT BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

        Certain provisions of our amended and restated articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, as of this year's annual meeting of shareholders, our board of directors will be divided into three classes. The directors in each class will serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors.

        In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a "target corporation" from engaging in certain significant business transactions with a defined "acquiring person" for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these antitakeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

IMPACT OF THE YEAR 2000

        Even though we have not experienced any immediate adverse impact from the transition to the year 2000, it is possible that other dates in the year 2000, may further affect computer software and systems. While we believe that all of our systems are year 2000 compliant, we may discover problems during 2000 that may require expenditures in order for our computer and software systems to be upgraded, modified or replaced. In addition, we do not currently have any information concerning the year 2000 compliance status of our clients or other parties with whom we do business. It is possible that some of the internal systems of our clients or other parties with whom we do business have already been or will be negatively affected by the year 2000 date change. We currently have no contingency plan to manage any year 2000 issues that may arise.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

        We provide a broad range of software products and services that both facilitate the integration of Microsoft Windows operating systems into a variety of devices we call intelligent computing devices (ICDs) and enhance the functionality of those devices. Original equipment manufacturers, semiconductor vendors and software developers rely on our products and services to help bring customized intelligent computing devices and intelligent computing device applications to market in a timely fashion. We have been providing Windows CE-based software services since before the commercial release of Windows CE in September 1996, and therefore we believe that we offer a greater breadth and depth of Windows CE expertise than any of our current competitors. In addition, in late 1999, we began offering Windows NT Embedded integration services, thus expanding the breadth of our service offerings, and in January 2000, the acquisition of Blue Water Systems broadened our product line for developers of ICDs based on additional Windows operating systems including Windows 98, Windows 2000, Windows NT and Windows NT Embedded.

        Intelligent computing devices are an emerging class of products with sophisticated processing power that are designed for specific computing and communications applications. Examples of intelligent computing devices include television "set-top boxes," which sit on top of television sets and provide users with interactive cable TV services, sophisticated video gaming features and Internet access; handheld and palm-size PCs; gaming systems; handheld industrial data collectors; consumer "Internet appliances" such as kiosk terminals and navigational devices used in cars and trucks; and Windows-based terminals. Compared to traditional computers, intelligent computing devices are often less expensive and more adaptable in terms of their size, weight and shape, while still providing sophisticated computing and communications capabilities, including Internet connectivity. Increasingly, intelligent computing devices are able to connect directly to the Internet, either through wired or wireless telecommunications systems. As businesses and consumers increasingly use the Internet to transact business and as demand for smaller and more mobile devices grows, original equipment manufacturers are developing new intelligent computing devices to better meet the needs of end users. Because of space constraints and other design and resource limitations inherent in the intelligent computing device environment, original equipment manufacturers require a computer operating system that is both scalable and highly customizable, with lower system requirements than traditional PC operating systems. There are several different operating systems that can be used in intelligent computing devices. Windows CE, a versatile and highly adaptable operating system modeled after Microsoft Windows, is gaining market acceptance among original equipment manufacturers as an operating system that meets these requirements. As increased use of the Internet by consumers and businesses helps fuel the growth of the intelligent computing device market, we believe that the market for Windows CE will in turn benefit. In addition, the Windows NT Embedded
(NTE) operating system is used for "computerizing" larger, more complex devices with a need for real time functionality. Examples of devices for which NTE is targeted include Windows-based terminals, office machine equipment such as printers, and telecommunications equipment.

        We develop products and provide services that facilitate the development of Windows-based intelligent computing devices. We generate revenue in three distinct ways. First, we provide software code-writing and related engineering services to Microsoft and semiconductor vendors to adapt Windows CE to different microprocessors and to enhance Windows CE's user-specific features and functions. Second, we offer a comprehensive set of software products and services that help enable original equipment manufacturers to cost-effectively integrate Windows CE, NTE and other Windows operating systems into their intelligent computing devices. These offerings include original equipment manufacturer adaptation kits, software development products, test programs and Microsoft Windows CE licensing, along with engineering, quality assurance services and training. Our service and product offerings are designed to ensure that Windows works properly with the original equipment manufacturer's computer boards, which are the internal hardware constituting the core of their intelligent computing devices. We also offer software engineering services for the integration of Window NT Embedded into ICDs, and for other Windows-based operating systems we offer the BlueWater Systems software development products. Third, we license a wide range of Windows CE-based software applications to both original equipment manufacturers and intelligent computing device consumers to provide additional functions to Windows CE-based intelligent computing devices, such as printing and faxing capabilities.

INDUSTRY BACKGROUND

        The increasingly widespread use of electronic communications, including the Internet, is enabling networks of businesses and consumers to collaborate, access information and conduct business and personal interactions more effectively. As the number of Internet users grows, so does the diversity of content, services and applications available via the Internet. While the Internet is already having a significant and highly visible impact on business-to-consumer and consumer-to-consumer relationships, the market for business-to-business Internet transactions is expected to expand at a greater rate. According to a November 1998 report by Forrester Research entitled "Re-sizing On-line Business Trade," U.S.-based Internet commerce between businesses is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003.

        As more businesses and consumers access the Internet, new ways of conducting business electronically are emerging. Examples of users who are leveraging this ability to communicate electronically include:

        - businesses that use mobile computing devices to permit their employees to access server-based network applications and the Internet from remote sites;

        - retail businesses that use handheld point-of-sale terminals to provide real-time inventory tracking, automate their procurement processes and publish information instantly to both internal and external users via the Internet;

        - healthcare professionals who use mobile computing devices to record and access patient information that can then be shared via the Internet among a broader group of professionals responsible for providing medical care; and

        - consumers who use Internet-enabled television set-top boxes, smart cellular phones, gaming systems and other devices to access Internet content, communicate and conduct transactions online.

        The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, a new class is emerging. This includes Internet-enabled television "set-top boxes," handheld and palm-size PCs, gaming systems, handheld industrial data collectors, and consumer "Internet appliances" such as kiosk terminals and vehicle navigational devices. These intelligent computing devices are particularly attractive to business and consumer users because they are often less expensive than traditional computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for particular tasks. In addition, these devices are typically compatible with existing business information systems. According to information we received in August 1999 from International Data Corporation, a provider of information technology data and industry analysis, the market for consumer information appliances, a subset of the overall intelligent computing device market, is expected to grow from $2.2 billion in 1998 to $18.7 billion in 2003.

        Because intelligent computing devices can be used for a number of purposes, from consumer information to industrial automation, and can be designed for a range of unique applications, the intelligent computing device industry is characterized by a wide variety of hardware configurations and end-user applications, each often designed for a specific market. To accommodate these diverse characteristics in a cost-effective manner, semiconductor vendors and original equipment manufacturers require operating systems that can be integrated with a number of different intelligent computing devices and can support an expanding range of industry-specific content and applications. The Microsoft Windows family of operating systems, specifically Windows CE and Windows NT Embedded, helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards; can be customized to operate across a variety of intelligent computing devices and integrate with existing information systems; offers Internet connectivity; and reduces systems requirements compared to traditional PC operating systems. Because of these characteristics, we believe Windows CE and Windows NT Embedded are emerging as operating systems of choice for many hardware and software applications vendors. Venture Development Corporation estimates in a December 1998 report entitled

"Windows CE and the Future of Embedded Systems Development" that the number of intelligent computing devices utilizing Windows CE will increase from just under one million units in 1999 to more than 14 million units by 2003.

        To take advantage of the multiple benefits of these Windows operating systems, many original equipment manufacturers and semiconductor vendors require the services of a software product and service provider with the breadth of experience and depth of capabilities to fully support the Windows CE and Window NT Embedded operating systems and related applications across different semiconductors and intelligent computing devices. These products and services should encompass the full cycle of the intelligent computing device development process, including hardware support, software development products and services, system validation and end-user software applications. In addition, these products and services should use existing Microsoft and other industry technologies and standards to promote rapid low-cost development, reduced time-to-market and integration with existing enterprise software applications. These products and services should also be designed to accommodate the varying industry-specific needs of semiconductor, equipment and software developers without compromising functionality and performance.

OUR BUSINESS

        We provide a variety of software products and services that facilitate the integration of Microsoft operating systems into a wide range of intelligent computing devices and enhance the functionality of those devices. Original equipment manufacturers, semiconductor vendors and Windows CE software developers rely on our products and services to help bring customized intelligent computing devices and intelligent computing device applications to market in a timely fashion. Key elements of our solutions include:

        A BROAD SET OF END-TO-END SOFTWARE DEVELOPMENT PRODUCTS AND SERVICES TO SUPPORT A DIVERSE RANGE OF INTELLIGENT COMPUTING DEVICE HARDWARE, SYSTEMS AND APPLICATIONS DEVELOPMENT REQUIREMENTS:

        - Software development. We provide software development, testing and program management services to Microsoft in connection with its ongoing development and modification of the Windows CE operating system. We also provide these services to both Microsoft and semiconductor vendors to assist with the creation of software development tools sold in conjunction with Windows CE and the integration of Windows CE with various microprocessors. Software development tools are software packages that help engineers develop new software applications. By using our services, Microsoft can draw on our extensive expertise and experience with Windows CE and can devote its' internal resources to other projects.

        - Hardware support. We provide software products and services to original equipment manufacturers that support a variety of microprocessors and other intelligent computing device computer hardware. For example, our CE Xpress Kits provide pre-configured software packages that enable original equipment manufacturers to integrate Windows CE into their intelligent computing devices.

        - System validation. We provide software products and services to assist original equipment manufacturers in the validation and verification of their hardware and software executing Windows CE and Windows NT Embedded, including services designed to help original equipment manufacturers develop testing programs to validate the performance and reliability of their intelligent computing devices.

        - Applications software. We provide software packages that facilitate the third-party development of Windows CE-based intelligent computing device user interfaces. We also license software applications to both original equipment manufacturers and intelligent computing device end users that enhance the functionality of their intelligent computing devices.

        PRODUCTS AND SERVICES THAT USE EXISTING MICROSOFT TECHNOLOGIES AND STANDARDS. Our Windows-based products and services use existing Microsoft technologies and standards to enable semiconductor vendors and original equipment manufacturers to deliver highly customizable and cost-efficient intelligent computing devices to their end users. These technologies enable original equipment manufacturers to efficiently utilize the existing pool of programmers familiar with the Windows operating system to develop differentiating applications for intelligent computing devices based upon the Windows family of operating systems. Our use of common programming standards also allows intelligent computing devices designed with our development products and services to integrate with existing information systems, as well as with other Microsoft technologies and applications. By enabling original equipment manufacturers to standardize on a given software platform, our products and services help original equipment manufacturers more rapidly deploy new hardware technologies without having to re-implement their software investments across multiple platforms.

        CAPITALIZING ON OUR DEPTH OF EXPERIENCE IN DEVELOPING WINDOWS-BASED SOFTWARE PRODUCTS AND SERVICES AND OUR VARIETY OF STRATEGIC RELATIONSHIPS TO DELIVER TANGIBLE BENEFITS TO WINDOWS-BASED INTELLIGENT COMPUTING DEVICE DEVELOPERS. We have been providing Windows CE-based services for the development, integration and deployment of the Windows CE operating system and industry-specific applications since prior to the commercial release of Windows CE in September 1996. In addition, we have developed strategic relationships with Microsoft, including our master development and license agreement, and our distributor agreement with Microsoft, and through other arrangements. Specifically, we are a provider of software services to Microsoft under our master agreement, a Microsoft-sanctioned Windows CE systems integrator, as indicated on Microsoft's website, a licensed distributor of Windows CE under our distribution agreement and a developer of Windows CE-based software applications. Moreover, we have worked with several semiconductor vendors to integrate Windows CE with their proprietary microprocessors. This depth and breadth of experience enable us to bring tangible benefits to Microsoft and to a variety of original equipment manufacturers, semiconductor vendors and software developers. Such benefits include:

        - REDUCED TIME-TO-MARKET. By using our software services and pre-configured software components, our customers can take advantage of our experience with the Windows-based platforms to help bring quality intelligent computing devices to market faster than if they had chosen to develop their hardware, operating systems and software applications internally.

        - LOWER DEVELOPMENT COSTS AND REDUCED RISKS. By using our extensive library of software tools for developing Windows CE-based intelligent computing devices, instead of developing these tools internally, our customers can reduce the implementation and training time required for their engineers and lower their intelligent computing device development costs. Our software components are thoroughly tested for performance and reliability, reducing the risk of project failure.

        - RAPIDLY CUSTOMIZABLE GRAPHICAL USER INTERFACES. A graphical user interface is the set of visual images through which the user interacts with the intelligent computing device. Our software development solutions help enable our customers to more rapidly design user- and industry-specific graphical user interfaces to meet the specific needs of intelligent computing device users across a variety of markets.

        - ENHANCED INTELLIGENT COMPUTING DEVICE FUNCTIONALITY. Our pre-developed software components help enable original equipment manufacturer customers to quickly add new and differentiating application features to their existing intelligent computing device hardware components, which can help extend product life cycles.

STRATEGY

        Currently, the market for providing software solutions for the development of ICDs is very fragmented. Our strategy is to become one of the primary providers of software products and services for facilitating the integration of operating systems into intelligent computing devices. Key elements of our strategy include:

        Continue to enhance our position as a provider of Windows-based integration services. We intend to enhance our leadership position in the development and provision of Windows-based integration services to support a wide variety of intelligent computing devices. Specifically for Windows CE-based solutions, because we have been providing Windows CE-based software services since prior to the commercial release of Windows CE in September 1996, we believe that we offer a greater breadth and depth of Windows CE expertise than our current competitors. We intend to continue to utilize this expertise by maintaining strong, quality-focused engineering groups, developing market-focused products and services, and undertaking sales and marketing activities that highlight key design wins, product awards and other third-party endorsements. In addition, we believe that our experience with Windows CE as an embedded operating system, and our in-depth experience with Windows NT provide a foundation of technical and engineering process expertise to offer our Windows NT Embedded software service customers.

        Expand our strategic relationships with hardware and software vendors. We intend to continue to strengthen and extend our relationships with third-party hardware and software vendors that are designing products based on Windows CE, Windows NT Embedded and other Windows-based operating systems where applicable. We provide software products and services that enable manufacturers of microprocessors, computer boards and other components to develop hardware designs compatible with Windows CE. We have also entered into licensing arrangements with software developers to provide connectivity technologies for products that interface with Windows CE. We believe that the use of our products and services by a broad group of industry leaders is important in increasing market awareness and generating new business opportunities.

        Continue to build on our relationship with Microsoft. We have developed a close working relationship with Microsoft and under the terms of our master agreement are a "preferred Microsoft vendor" for the development of the Windows CE operating system and accompanying tools. We are also Microsoft's exclusive partner in their new Porting Partners Program, for which we will provide software engineering services to microprocessor vendors seeking compatibility with Windows CE. Currently, we provide software code-writing and related engineering services to Microsoft for a number of different Windows CE projects and we intend to continue this relationship in the future. We believe that our success is related to the overall adoption of Windows-based as an operating system on ICD platforms, and therefore we intend to continue to work with Microsoft to promote the Windows family of operating systems as the systems of choice for ICDs.

        Utilize our extensive Windows CE expertise to develop additional software applications. We believe that as Windows CE is widely adopted in the marketplace, there will be an increasing demand for complete, end-user software applications that enhance the capabilities of Windows CE-based intelligent computing devices. We intend to use our Windows CE expertise, our alliances with original equipment manufacturers and our relationship with Microsoft to develop a leading position in the market for Windows CE-based software applications. We currently offer a variety of personal productivity software applications, including calendar, address book and task-list functions, as well as utility and communications software for Windows CE-based intelligent computing devices. We intend to continue to make use of our Windows CE expertise to develop additional applications to address the evolving requirements of this market.

        Expand our international presence. We intend to continue to expand internationally in order to enhance our profile and market reach. We believe that Windows CE is gaining acceptance in the Asian and European markets. These markets are attractive to us because of their high concentration of OEM customers focusing on the development of intelligent computing devices. During late 1998, we established sales offices in Tokyo, Japan and Munich, Germany; during 1999 we negotiated relationships with distributors throughout fourteen European countries, Taiwan, Singapore and China.

SOFTWARE SERVICES AND PRODUCTS

        We develop, market and support a wide variety of Windows-based software products and services for the development and integration of the Windows family of operating systems across a diverse selection of intelligent computing devices.

Operating system development and accompanying tools

        We provide software code-writing and related engineering services to Microsoft and numerous semiconductor vendors to support and enhance the following:

        -  the continued development of the Windows CE operating system;

        - the utility of the Microsoft Visual Tools series, a set of software development tools for use with the Windows CE operating system; and

        -  the integration of Windows CE with multiple microprocessors.

        The services we provide these customers include software development, software testing and program management. We provide these services both as a comprehensive solution and on a point basis to address specific needs depending upon individual customer requirements.

        The following table summarizes the key features and benefits of the services we offer to Microsoft and semiconductor vendors:

      BSQUARE SERVICE                 DESCRIPTION                         BENEFIT
      ---------------                 -----------                         -------
Software development        -   We aid Microsoft in the      -   The Visual Tools are
services to Microsoft           development of its Visual        necessary for the adaptation
                                Tools series of development      of Windows CE to new
                                tools for Windows CE             intelligent computing devices
                                                                 and for the development of
                                                                 Windows CE software
                                                                 applications

Software engineering        -   We assist Microsoft and      -   Allows semiconductor vendors
consulting services to          semiconductor vendors in         to make their products
Microsoft and                   the development of               available for use in Windows
semiconductor vendors           system-level software that       CE-based intelligent
                                enables Windows CE to            computing devices in a timely
                                control the functions on a       and cost-effective manner
                                particular microprocessor

Integration of Windows CE and Windows NT Embedded with intelligent computing devices

        We offer software products and services that are used by original equipment manufacturers to integrate Windows operating systems with intelligent computing devices. We offer a comprehensive set of software products and services that enable original equipment manufacturers to cost-effectively integrate Windows CE or Windows NT Embedded with intelligent computing devices, thus reducing time-to-market and decreasing the risk of project failure.

         Products -- The following table summarizes the key features and benefits of the products we offer to original equipment manufacturers for the integration of Windows CE with intelligent computing devices.

      BSQUARE PRODUCT                 DESCRIPTION                         BENEFIT
      ---------------                 -----------                         -------
CE Xpress Adaptation Kits   -   A set of pre-developed and   -   Designed to save original
                                tested code for low-level        equipment manufacturers time
                                support of hardware in a         developing low-level software
                                Windows CE-based device          support, reducing time-to-market

                            -  Available for a broad range   -   Pre-tested components increase
                               of chip sets including those      reliability of target device
                               manufactured by AMD,  Cyrix,
                               Hitachi, Intel and Motorola

                            -  Sold in source code format
                               to allow customer
                               modifications

CE Xpress Binary Kits       -  Includes same functionality   -   Enables original equipment
                               as CE Xpress Adaptation Kit       manufacturers to rapidly
                               without access to source code     evaluate Windows CE on a
                                                                 specific reference board with
                                                                 minimal investment

                                                             -   Enables original equipment
                                                                 manufacturers to bring reference
                                                                 board-compatible products to
                                                                 market with no porting or
                                                                 low-level customization

      BSQUARE PRODUCT                 DESCRIPTION                         BENEFIT
      ---------------                 -----------                         -------
CE Xpress Single Board      -  A development kit that works  -  Provides a foundation for
Computer Kits                  in conjunction with single       original equipment
                               board computers to quickly       manufacturers to begin
                               install and run Windows CE       immediate development of
                               for the development of           Windows CE-based intelligent
                               intelligent computing devices    computing devices

                            -  Provides all of the
                               infrastructure normally
                               needed for development of
                               applications and
                               customizations based on
                               industry-standard expansion
                               bus (or "plug-in")
                               architectures

CE Xpress86 Kit             -  A development kit that        -  Eliminates need to wait for
                               allows original equipment        hardware development before
                               manufacturers to run Windows     beginning software
                               CE on a standard PC-based        development, enabling faster
                               platform                         time-to-market

                            -  Runs Windows CE without DOS   -  Reduces the cost of PC-based
                                                                Windows CE systems by
                                                                eliminating the DOS license
                                                                requirement

CE Xpress OnDemand          -  An online subscription        -  Enables CE Xpress Kit
                               service for portable device      customers to access the latest
                               drivers for CE Xpress Kit        drivers and driver updates
                               customers                        online

CEValidator                 -  A quality assurance and       -  Designed to save original
                               testing technology for the       equipment manufacturers
                               validation of Windows CE         testing costs Enables original
                               integration with intelligent     equipment manufacturers to
                               computing devices                test software throughout the

                            -  A client/server-based test
                               design process program of
                               more than 1,000 individual
                               test cases for testing
                               compliance and reliability

                            -  Extendable architecture for
                               incorporating additional and
                               custom test programs

CE Interface Composer       -  A fully customizable desktop  -  Gives original equipment
                               building utility                 manufacturers the ability to
                                                                create a device-specific
                            -  Includes a set of
                               pre-developed components for  -  graphical user interface
                               creating a custom desktop
                                                             -  Helps enable original
                            -  Contains customizable            equipment manufacturers to
                               security and interface           rapidly and easily create
                               features for commercial          design prototypes and complete
                               applications                     the implementation of
                                                                graphical user interfaces

        To augment our own Windows-based software products and services, we occasionally enter into license and distribution agreements with third-party software vendors to provide our customers with additional features and functionality. Our ability to license these third-party software products to original equipment manufacturers, in conjunction with our own software products and services, provides our original equipment manufacturer customers with a single source for Windows CE software products and services. We are currently a licensed distributor of Windows CE-based software from Communications Intelligence Corporation, Datalight, Intrinsyc and Microsoft.

        Services -- We also provide integration and support services to original equipment manufacturers developing Windows CE- and Windows NT Embedded-based intelligent computing devices. For example, we provide implementation services for companies developing Internet-enabled television set-top boxes, gaming systems, handheld industrial devices, consumer Internet appliances such as kiosk terminals and navigational devices in cars and trucks, and Windows-based terminals. Our software engineering services use our existing products, such as our CE Xpress Adaptation Kit, CE Interface Composer and CE Validator, to implement the hardware and software specifications of our customers' intelligent computing device products. We often retain a license or other proprietary rights in the resulting work product. At times, we provide new applications or system software development on behalf of original equipment manufacturers. We believe that original equipment manufacturer customers in need of complex adaptations can save time and resources by outsourcing this work to us. In addition, to support our original equipment manufacturer customers, we often "bundle" support services with our software products and other services. These support services help enable our original equipment manufacturer customers to complete intelligent computing device development and reduce time-to-market.

        The following table summarizes the key features and benefits of the services we offer to our original equipment manufacturer customers:

      BSQUARE PRODUCT                 DESCRIPTION                         BENEFIT
      ---------------                 -----------                         -------
Systems consulting         -  We provide Windows CE and      -  Without our software
services to original          Windows NT Embedded               engineering consulting
equipment manufacturers       integration services to           services, original equipment
developing intelligent        original equipment                manufacturers would need to
computing devices             manufacturers developing          increase their development
                              intelligent computing devices     costs and extend their project
                              along with custom adaptations     schedules to provide the
                              of Windows CE                     training and materials
                                                                required to complete the
                           -  We provide software               projects in-house
                              engineering consulting
                              services to write the          -  Allows original equipment
                              software code that enables        manufacturers to move quickly
                              Windows CE and Windows NT         past the traditionally time
                              Embedded to integrate with        consuming early stage of
                              intelligent computing device      integrating Windows-based
                              hardware                          operating systems with their
                                                                existing hardware and software

Applications consulting    -  We provide software            -  Allows original equipment
services to original          applications development          manufacturers to avoid the
equipment manufacturers       according to customer             time and cost of developing
developing intelligent        specifications                    in-house expertise in
computing devices                                               applications development for
                                                                Windows CE

Quality assurance          -  We provide complete quality    -  Allows early discovery of
consulting services to        assurance services on every       design problems, a more rapid
original equipment            project to ensure the highest     development process and higher
manufacturers developing      quality                           quality products for end users
intelligent computing
devices

Consumer Software Applications

        We provide a wide range of commercially available personal productivity, utility and communications software to enhance the functionality and usefulness of Windows CE-based intelligent computing devices. We market our consumer software applications through standard retail and electronic commerce channels and also license these products to original equipment manufacturers in formats suitable for bundling with their own products. Our current consumer software application product offerings include:

         PRODUCT                      DESCRIPTION                         BENEFIT
         -------                      -----------                         -------
bFAX                       -  A product family that          -  Provides a practical and
                              provides faxing capabilities      comprehensive faxing solution
                              for intelligent computing         for Windows CE-based devices
                              devices

                           -  bFAX Pro provides send and
                              receive capability for
                              handheld PCs

                           -  bFAX Express provides
                              send-only capability for
                              handheld and
                              palm-size PCs

bPRINT                     -  Print management software for  -  Users can spool jobs for batch
                              handheld and palm-size PCs        Printing

                                                             -  Increases the variety of
                                                                printers compatible with
                                                                Windows CE-based devices

BSQUARE SpreadSheet        -  A spreadsheet application for  -  Provides independent
                              palm-size PCs                     functionality while
                                                                maintaining Pocket Excel
                                                                compatibility

bUSEFUL Utilities Pak      -  Utility suite for handheld     -  Provides utility applications
                              and palm-size PCs that            which enhance the performance
                              contains 12 different utility     and functionality of Windows
                              applications                      CE-based devices

TECHNOLOGY

        We have developed a set of technologies incorporated in the software products described under "-- Integration of Windows CE and Windows NT Embedded with intelligent computing devices -- Products" that are used by original equipment manufacturers to integrate Windows CE with their computer boards, the internal hardware constituting the core of their intelligent computing devices. The technology contained in our CE Xpress Kits, including the Original Equipment Manufacturer Adaptation Layer, the CE Platform Layer and the Device Driver Library, provides the interface between Windows CE and the computer board contained within the intelligent computing device. The basic features and functions of these technologies are described below.

Original Equipment Manufacturer Adaptation Layer Library

        The Original Equipment Manufacturer Adaptation Layer provides a standard interface between the Windows CE operating system and the core components of an intelligent computing device's computer board. A new board-specific Original Equipment Manufacturer Adaptation Layer must be implemented for each computer board that will be using Windows CE.

        We maintain a library of Original Equipment Manufacturer Adaptation Layers for several of the computer boards used in Windows CE-based intelligent computing device products. These Original Equipment Manufacturer Adaptation Layers are distributed to our customers in our CE Xpress Kits and are also used by our engineers when we are contracted to create custom solutions. In addition, our Original Equipment Manufacturer Adaptation Layer library serves as a starting point for the creation of new Original Equipment Manufacturer Adaptation Layer implementations.

Device Driver Library

        Device drivers provide the interface by which the Windows CE operating system controls any peripheral devices, including keyboards, display screens and computer network interface cards, that may be connected to an intelligent computing device's computer board. A separate device driver must be implemented for each peripheral device connected to a Windows CE-enabled computer board.

        We have created a library of device drivers for inclusion in our CE Xpress Kits and for use in the custom software products and services we provide to our customers. The existing set of drivers also provides starting points for the creation of new device drivers.

CE Platform Layer

        A peripheral device normally requires a different device driver for each model of computer board to which it is to be connected. A device driver for one model of computer board will not generally work with a different model of computer board.

        Our CE Platform Layer technology allows our engineers and third-party hardware manufacturers to develop a single driver for a peripheral device that may then be used on many different models of computer boards. This increases the value and flexibility of each computer board by increasing the number of readily available peripheral devices that can be used.

        Our CE Platform Layer technology is included in our CE Xpress Kits and is used for the implementation of the majority of our device drivers.

CEValidator

        Our CEValidator product is a quality assurance and testing tool which we originally developed for in-house use. We believe that it is important to test devices early in the design process and to continue testing at a high frequency throughout the development cycle. We have designed our CEValidator to support such a testing pattern. CEValidator is based on two primary components:

        - a broad suite of over 1,000 tests which evaluate the various subsystems of Windows CE. These tests have been developed by our engineers in the course of our own software development efforts. In addition, CEValidator allows original equipment manufacturers to add their own test suites to evaluate specific features of their intelligent computing devices.

        - a test control system. This system manages the execution of the tests suite and the recording of test results. CEValidator provides communication features which control testing over network connections, a graphical user interface for displaying user controls and test results, and simultaneous testing capabilities for multiple systems.

CUSTOMERS

        Microsoft is our largest customer, representing approximately 39%, 79% and 88% of our total revenue in 1997, 1998 and 1999, respectively. Our other target customers include semiconductor vendors and original equipment manufacturers seeking to leverage the numerous benefits of Windows CE in order to develop high quality, full-feature products that meet the complex and evolving requirements of numerous end-markets.

Semiconductor Vendors

        Through late 1997, we provided services directly to semiconductor vendors. In late 1997, Microsoft decided to contract with us to provide services to the semiconductor vendors with whom we had previously contracted directly. In 1996 and 1997 we provided in excess of $1.0 million of services to each of the following semiconductor vendors:

         ARM
         Hitachi Semiconductor (America)
         Motorola Computer Group
         NEC

        From late 1997 to early 2000, we provided software products and services to these and other semiconductor vendors under our master agreement with Microsoft. In January 2000, we signed a new agreement with Microsoft entitled the Porting Partners Agreement, in which we were named the exclusive provider of software engineering services to semiconductor vendors seeking Windows CE software support for their products. Under this new agreement, we will again provide services directly to semiconductor vendors new to the Windows CE operating system.

OEM Customers

        The following is a representative list of our original equipment manufacturer customers in 1999:

         AT&T                                     Philips Mobile Computing Group
         Boundless Technologies                   Sainco
         Casio                                    Sharp Electronics
         Cedar Systems                            Symbol Technologies
         Data General                             Takaoka Electric
         Development Concepts                     Televideo
         Ericsson                                 Telxon
         Hewlett-Packard                          Total Control Products

         IGEL AG                                  Touchstar Technologies
         Lexicon                                  Two Technologies
         LG Electronics                           WebTV
         NEC Electronics
         Philips Electronics

        Due to customer confidentiality requirements, some customers are not disclosed. For 1999, per-customer revenue for all customers varied from less than $5,000 to approximately $596,000.

MICROSOFT RELATIONSHIP

        We maintain strategic relationships with Microsoft to promote its Windows CE operating system across a broad range of industries and applications. Our relationship with Microsoft extends to the following:

        Development partner. Under the terms of our master agreement, we are a "preferred Microsoft vendor" for Windows CE. Approximately 200 of our software engineers work on a number of different Windows CE-based projects for Microsoft and on the development of Windows CE-related software tools under various work plans. These software tools are then provided by Microsoft under the Microsoft name to semiconductor vendors and various original equipment manufacturers utilizing Windows CE. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. A separate work plan is generated for each project, which can then be modified or terminated by Microsoft at any time.

        Porting Partner. We are the exclusive partner of Microsoft for providing software engineering services to semiconductor manufacturers seeking Windows CE software support for the year 2000. Microsoft may expand this program to other companies in the future.

        Systems integrator. We are a Microsoft-sanctioned systems integrator for Windows CE, as indicated on the "embedded Windows CE" portion of Microsoft's website. In this capacity, we provide training, consulting and software engineering services and products to original equipment manufacturers that are building Windows CE-based intelligent computing devices. We actively participate in the Microsoft systems integrator program, including participating with Microsoft in "partner pavilions" at trade shows and listing our services and posting our product announcements on the "embedded Windows CE" portion of Microsoft's website. In addition, Microsoft has periodically utilized our services when an original equipment manufacturer has required additional software engineering services.

        Windows CE distributor. We are a licensed distributor of the Windows CE operating system. We sub-license Windows CE by reselling the right to bundle this operating system in intelligent computing devices. Microsoft actively assists and manages its distributors to secure additional licensing opportunities for Windows CE. We are promoted on the "embedded Windows CE" portion of Microsoft's website as a distributor, and Microsoft shares with us leads generated from Web inquiries and tradeshows.

        Windows CE independent software vendor. Microsoft actively encourages third-party application development through its Developer Relations Group and Windows CE logo program, which allows third-party applications to receive Windows CE compatibility logos. We develop several software applications for a wide variety of Windows CE-based intelligent computing devices, which we market under our brand names, including bFAX and bPRINT. We also participate in marketing opportunities offered by Microsoft for third-party developers to promote our software applications. In addition, Microsoft has from time to time demonstrated our applications in connection with demonstrations to third parties of its Windows CE operating system.

SALES AND MARKETING

        We market our services to different semiconductor vendors through our direct sales force. We market our software tools products and related services that help original equipment manufacturers integrate Windows CE into their intelligent computing devices through our direct sales force, as well as through third-party representatives and distributors. We market our Windows CE-based software applications either bundled by original equipment manufacturers onto particular intelligent computing devices or purchased directly by consumers for their intelligent computing devices through our direct sales force, third-party representatives, distributors, or other consumer retail channels. We have direct sales offices in the United States, Germany and Japan. As of December 31, 1999, we had 35 employees in our sales and marketing department. Key elements of our sales and marketing strategy include direct advertising, event marketing, an active public relations program, channel marketing programs, customer and strategic alliance partner co-marketing programs and a comprehensive website.

        We are currently developing new sales channels, including value-added resellers and systems integrators. We believe that these additional channels will further increase the brand awareness of our software products and services and will further promote the development of software infrastructures for Windows CE-based intelligent computing devices.

RESEARCH AND DEVELOPMENT

        As of December 31, 1999, we had 302 engineers engaged in software engineering services and research and development. Our research and development teams are responsible for the design, development and release of our products. Members of our research and development staff work closely with our sales and marketing department, as well as with our customers and potential customers, to better understand market needs and requirements.

        A substantial majority of our research and development engineers are involved in the development of the Windows CE operating system and accompanying tools for Microsoft. These responsibilities require significant expertise due to the radically different nature of the microprocessors and other hardware components used in Windows CE-based intelligent computing devices. This team has accumulated detailed knowledge of the Windows CE environment over the past five years, allowing us to continue to develop software products and services that enable the expanding capability and compatibility of Windows CE-based intelligent computing devices. To ensure that compatibility goals are met and that a high level of product quality is achieved, quality assurance groups within this team subject our products to tens of thousands of individual tests in multiple test configurations before the products are released to our customers. Due to the broad variety of hardware that hosts Windows CE, the quality assurance groups have had to develop a special expertise in managing and extending the test tools used to validate the tool kits for these diverse operating environments.

        The remainder of our research and development engineers provide services and develop Windows CE software for both end-user markets and product/application developers. The software engineers in this team are responsible for the development of commercial applications that provide added breadth and functionality for Windows CE-based intelligent computing devices as well as standard products used in the development and testing of new products utilizing the Windows CE operating system. Our engineers have significant experience in creating products for Windows CE, which enables us to bring products to market in a timely manner.

COMPETITION

        We face competition from:

        - our current and potential customers' internal research and development departments that may seek to develop their own proprietary products and solutions;

        -  large professional engineering services firms;

        - established intelligent computing device software and tools manufacturers;

        -  small- and medium-size engineering services; and

        -  software and component distributors.

        As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed.

        We compete principally on the basis of the breadth of software products and services offered, the experience of the providers, the quality of the software products and services, the time-to-market and price. We believe we compete favorably in each of these areas.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

        Intellectual property is critical to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. There can, however, be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

        We currently have three pending U.S. patent applications. We do not have any issued patents. BSQUARE, bFAX and BSQUARE View are our registered trademarks. Additionally, bTRACK, bREADY, bFIND, bPRINT, bMOBILE, bUSEFUL, bTASK, bPRODUCTIVE, bSTART and CEValidator are our trademarks. We will continue to pursue registration of these and other marks. This prospectus also contains trademarks and tradenames of other companies.

EMPLOYEES

        As of December 31, 1999, we had 379 employees, excluding independent contractors and other temporary employees, including 302 employees in software engineering services and product development, 35 employees in sales and marketing and 42 employees in general and administrative services (including executive officers). Of these employees, 369 are located in the United States, three are located in Germany and seven are located in Japan. In addition, from time to time, we employ temporary employees and consultants. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

        We lease approximately 126,000 square feet of space in a single location in Bellevue, Washington, pursuant to a lease that expires in 2009, with the option to renew for up to an additional 20 years. We also lease office space in Munich, Germany and Tokyo, Japan. We believe that our facilities will be adequate to meet our needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

        We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of shareholders during the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICES AND DIVIDENDS ON COMMON STOCK

        Our common stock is traded on The Nasdaq National Market under the symbol "BSQR." The following table sets forth the high and low sales prices of our common stock as reported on The Nasdaq National Market since October 20, 1999, the date our common stock commenced public trading.

          Quarter Ended                              High           Low
        -----------------                           ------         ------
        December 31, 1999                           $56.50         $15.00

        The closing price of our common stock as reported by The Nasdaq National market on February 18, 2000 was $36.00 per share. We estimate that at February 18, 2000 there were approximately 134 record owners of our common stock.

DIVIDENDS

        We have never paid cash dividends on our common stock other than the distribution of S corporation earnings prior to October 1997, when we converted to a C corporation. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current credit facility prohibit us from paying dividends without our lender's consent.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    1995          1996          1997          1998           1999
                                                                  --------      --------      --------      --------       --------
                                                                (unaudited)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue ..................................................      $  1,573      $  4,179      $ 14,405      $ 24,612       $ 39,938
  Gross profit .............................................           778         2,775         8,761        13,407         20,644
  Income from operations ...................................           692         1,964         4,564         3,170          1,881
  Net income ...............................................      $    693      $  1,971      $  3,806      $  2,300       $  1,691
                                                                  ========      ========      ========      ========       ========

  Basic earnings per share .................................      $   0.03      $   0.09      $   0.18      $   0.12       $   0.06
                                                                  ========      ========      ========      ========       ========
  Shares used in computation of basic earnings per
  share ....................................................        21,000        22,106        21,400        18,372         27,858
                                                                  ========      ========      ========      ========       ========
  Diluted earnings per share ...............................      $   0.03      $   0.09      $   0.17      $   0.08       $   0.06
                                                                  ========      ========      ========      ========       ========
  Shares used in computation of diluted earnings per
  share ....................................................        21,000        22,106        21,781        27,475         30,539
                                                                  ========      ========      ========      ========       ========
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments ........      $    103      $    187      $  2,286      $  6,906       $ 82,397
  Working capital ..........................................           236           658         2,918        10,280         81,178
  Total assets .............................................           514         1,057         6,453        16,158         95,624
  Long-term obligations, net of current portion ............            --            --         1,743           289             --
  Mandatorily redeemable convertible preferred stock .......            --            --            --        14,417             --
  Shareholders' equity (deficit) ...........................           261           924         2,330        (1,298)        88,538

--------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

        We are a leading provider of software solutions that enable the development and proliferation of a wide variety of intelligent computing devices based on the Microsoft Windows-based operating systems. Intelligent computing devices, or ICDs, are a class of non-personal computer devices that offer electronic connectivity. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of intelligent computing devices.

        We enable the rapid and low-cost deployment of intelligent computing devices by providing a variety of software products and services for the development, integration and deployment of Windows-powered operating systems with industry-specific applications. We also develop software applications that are licensed to end users to provide intelligent computing devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

        Our revenue totaled $14.4 million in 1997, $24.6 million in 1998 and $39.9 million in 1999. We generated net income of $3.8 million in 1997, $2.3 million in 1998 and $1.7 million in 1999.

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

MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

        In 1997, 1998 and 1999, approximately 39%, 79% and 88% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

        In addition, under a non-competition provision contained in the master agreement, we must obtain written permission from Microsoft in order to design or develop products, or provide services in connection with products, which compete with Windows, or related products in existence as of October 1, 1998 or which Microsoft is developing or intends to develop or acquire. In January 2000, Microsoft eliminated this non-competition provision in conjunction with the execution of a new Porting Partners agreement.

HISTORICAL RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                   AS A PERCENTAGE OF TOTAL REVENUE
                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                    1997         1998         1999
                                                                   ------       ------       ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenue:
     Service ................................................          97%          95%          95%
     Product ................................................           3            5            5
                                                                   ------       ------       ------
          Total revenue .....................................         100          100          100
                                                                   ------       ------       ------
  Cost of revenue:
     Service ................................................          39           46           47
     Product ................................................          --           --            1
                                                                   ------       ------       ------
          Total cost of revenue .............................          39           46           48
                                                                   ------       ------       ------
  Gross margin ..............................................          61           54           52
  Operating expenses:
     Research and development ...............................          10           14           17
     Selling, general and administrative ....................          19           26           29
     Amortization of deferred stock option compensation .....          --            1            1
                                                                   ------       ------       ------
          Total operating expenses ..........................          29           41           47
                                                                   ------       ------       ------
  Income from operations ....................................          32           13            5
  Interest income, net ......................................          --            1            2
                                                                   ------       ------       ------
  Income before income taxes ................................          32           14            7
  Provision for income taxes ................................           6            5            3
                                                                   ------       ------       ------
  Net income ................................................          26%           9%           4%
                                                                   ======       ======       ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

Revenue

        Total revenue increased 71% from $14.4 million in 1997 to $24.6 million in 1998, and an additional 62% to $39.9 million in 1999. Microsoft accounted for 39%, 79% and 88% of total revenue in 1997, 1998 and 1999, respectively. Revenue outside of North America totaled $4.3 million in 1997, $954,000 in 1998 and $1.2 million in 1999. The decrease in international revenue from 1997 to 1998 correlates with the corresponding increase in Microsoft revenue resulting from the shift from working directly with semiconductor vendors to working with Microsoft for the benefit of those customers during this period. The increase in international revenue from 1998 to 1999 is the result of an increase in the number and size of software integration service and product contracts with OEMs.

        Service revenue. Service revenue increased 67% from $14.0 million in 1997 to $23.4 million in 1998, and an additional 63% to $38.1 million in 1999. The increases in service revenue for all periods were due to the increasing number and size of service projects and related hiring of engineering personnel to fulfill project requirements. As a percentage of total revenue, service revenue did not change materially.

        Product revenue. Product revenue increased 217% from $384,000 in 1997 to $1.2 million in 1998, and an additional 52% to $1.9 million in 1999. The increases in product revenue from 1997 to 1999 resulted from the expansion of product offerings from software applications for handheld PCs to intelligent computing device integration tool kits and CE Validator quality assurance test suites. As a percentage of total revenue, product revenue did not change materially.

Cost of Revenue

        Cost of service revenue. Cost of service revenue increased 98% from $5.6 million in 1997 to $11.0 million in 1998, and an additional 70% to $18.8 million in 1999. These increases resulted from the hiring and training of additional employees to support our growing customer base. At December 31, 1997, 1998 and 1999, we had 87, 152 and 222 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 40% in 1997, 47% in 1998 and 49% in 1999. The increases in cost of service revenue as a percentage of related service revenue reflect higher personnel costs related to the competitive employee recruiting and retention pressures in the greater-Seattle area, as well as higher facilities and depreciation costs associated with expansion.

        Cost of product revenue. Cost of product revenue increased 113% from $78,000 in 1997 to $166,000 in 1998, and an additional 186% to $475,000 in 1999.
Cost of product revenue as a percentage of related product revenue was 20% in 1997, 14% in 1998 and 26% in 1999. The decrease in product cost of sales as a percent of product revenue from 1997 to 1998 relates to a change in mix from pre-package applications sales in 1997 to royalty revenue earned from the bundling of software applications in 1998. The increase in product cost of sales as a percentage of product revenue from 1998 to 1999 relates to a change in mix of product sales from royalties received from original equipment manufacturers for licenses of applications in 1998 to a higher proportion of pre-packaged BSQUARE and third-party applications in 1999.

Operating Expenses

        Research and development. Research and development expenses increased 161% from $1.4 million in 1997 to $3.6 million in 1998, and an additional 84% to $6.7 million in 1999. These increases relate primarily to the increase in the number of software developers and quality assurance personnel hired to expand our product offerings and to support our product development and testing activities. Research and development expenses represented 10% of our total revenue in 1997, 14% in 1998 and 17% in 1999. The increases in research and development expenses as a percentage of total revenue primarily reflect the more rapid investment in our research and development activities compared to the growth of our revenue during these periods. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods.

        Selling, general and administrative. Selling, general and administrative expenses increased 136% from $2.7 million in 1997 to $6.4 million in 1998, and an additional 79% to $11.5 million in 1999. These increases resulted primarily from our investment in finance, executive, administration, sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, as well as increased marketing activities, including trade shows, public relations and other promotional expenses. Selling, general and administrative expenses represented 19% of our total revenue in 1997, 26% in 1998 and 29% in 1999. The increases in selling, general and administrative expenses as a percentage of total revenue primarily reflects the more rapid investment in our administrative and sales and marketing infrastructure compared to the growth of our revenue during these periods. During the fourth quarter of 1998, we opened sales offices in Munich, Germany and Tokyo, Japan. To establish and operate these offices, we invested $502,000 in 1998 and $1.9 million in 1999, which are included in the expense amounts above. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically, as well as incur expenses associated with being a public company.

        Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $81,000 in 1997, $171,000 in 1998 and $583,000 in 1999, resulting from stock option exercises at prices below the deemed fair market value of our common stock when we were a private company.

        Interest income (expense), net. Interest income (expense), net consists of earnings on our cash, cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income (expense), net was $(12,000) in 1997, $319,000 in 1998 and $911,000 in 1999.
These increases resulted from higher average cash, cash equivalent and short-term investment balances over the prior year.

        Income taxes. Our provision for federal, state and international income taxes was $746,000 for 1997, $1.2 million for 1998 and $1.1 million 1999, yielding effective rates of 16.4%, 34.1% and 39.4% in 1997, 1998 and 1999, respectively. We were taxed as a subchapter S corporation until October 15, 1997, when our shareholders elected to convert to a C corporation. Accordingly, taxes on our income were the responsibility of the shareholders until the conversion. The increase in the effective tax rate in 1999 over 1998 was due primarily to the effect of the non-deductibility of losses from our international operations.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception through September 1999, we financed our operations and capital expenditures primarily through cash flow from operations. As of December 31, 1999, we had $82.4 million of cash, cash equivalents and short-term investments. This represents an increase of $75.5 million over December 31, 1998. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. In addition, in September 1999, we sold 1,518,378 shares of our common stock to Vulcan Ventures for approximately $18.7 million. In January 1998, we issued mandatorily redeemable convertible preferred stock from which we received net proceeds of approximately $14.3 million. Concurrent with this transaction, we repurchased 3,333,333 shares of our common stock for an aggregate of $6.0 million. To a lesser extent, we have financed software system purchases through traditional financing arrangements. Our working capital at December 31, 1998 was $10.3 million compared to $81.2 million at December 31, 1999.

        Our operating activities resulted in net cash inflows of $4.3 million in 1997, $188,000 in 1998 and $9.8 million in 1999. The sources of cash were primarily income from operations and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

        Investing activities used cash of $1.4 million in 1997, $3.7 million in 1998 and $32.8 million in 1999. Investing activities for 1997 and 1998 were primarily purchases of capital equipment. Investing activities in 1999 included $25.8 million in purchases of short-term investments and $7.0 million in capital equipment.

        Financing activities used $775,000 in 1997, primarily for shareholder draws and repayment of long-term obligations. Financing activities generated $6.5 million in 1998, primarily through the issuance of mandatorily convertible preferred stock, partially offset by repayment of shareholder loans and the $6.0 million repurchase of shares of common stock. Financing activities in 1999 generated $72.7 million due to the net proceeds from the initial public offering and from the sale of common stock to Vulcan Ventures.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank's prime rate, which was 8.50% at December 31, 1999. The facility expires in July 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at December 31, 1999, and at that time there were no borrowings outstanding under this credit facility. We also maintain with Imperial Bank a $1.5 million term loan for equipment purchases, which bears interest at the bank's prime rate plus 0.25%, and a $4.0 million term loan for leasehold improvement purchases, which bears interest at the bank's prime rate plus 0.50%. These facilities operate as a revolver through June 2000, after which time any outstanding balances must be paid over 36-month and 60-month terms, respectively. These loans also require us to comply with certain financial covenants, including a requirement that we maintain certain financial ratios. We were in compliance with these covenants at December 31, 1999, and at that time there were no borrowings outstanding under these facilities.

        As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating leases. In October 1999, we began leasing approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease which expires in 2009. The annual cost of this lease is approximately $3.0 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

        We currently anticipate that we will continue to experience significant increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, increase research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Although we believe that we will be able to meet our anticipated cash needs after that time from cash generated from operations and do not currently anticipate the need to raise additional capital, if we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. However, we have no specific plans, agreements or commitments to do so, and are not currently engaged in any negotiations for any such acquisition or joint venture. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

IMPACT OF THE YEAR 2000

        Even though we have not experienced any immediate adverse impact from the transition to the year 2000, it is possible that other dates in the year 2000, may further affect computer software and systems. While we believe that all of our systems are year 2000 compliant, we may discover problems during 2000 that may require expenditures in order for our computer and software systems to be upgraded, modified or replaced. In addition, we do not currently have any information concerning the year 2000 compliance status of our customers or other parties with whom we do business. It is possible that some of the internal systems of our customers or other parties with whom we do business have already been or will be negatively affected by the year 2000 date change. We currently have no contingency plan to manage any year 2000 issues that may arise.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not use derivative instruments, therefore the adoption of this statement will not have any effect on our results of operations or financial position.

        In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"),"Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the year ended December 31, 2001. We are currently reviewing the requirements of SAB 101 and assessing its impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

        Foreign Currency Risk. Currently, the majority of our sales and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               BSQUARE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................   33
Consolidated Balance Sheets..............................................   34
Consolidated Statements of Income and Comprehensive Income...............   35
Consolidated Statements of Shareholders' Equity (Deficit)................   36
Consolidated Statements of Cash Flows....................................   37
Notes to Consolidated Financial Statements...............................   38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BSQUARE Corporation:

        We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of BSQUARE Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

Seattle, Washington,
January 21, 2000

                               BSQUARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                             DECEMBER 31,
                                                                       -----------------------
                       ASSETS                                            1998           1999
                                                                       --------       --------
Current assets:
  Cash and cash equivalents .....................................      $  5,324       $ 55,029
  Short-term investments ........................................         1,582         27,368
  Accounts receivable, net of allowance for doubtful
    accounts of $67 in 1998, and $142 in 1999 ...................         5,487          4,203
  Prepaid expenses and other current assets .....................           526          1,664
                                                                       --------       --------
         Total current assets ...................................        12,919         88,264
Furniture, equipment and leasehold improvements, net ............         3,061          7,150
Deposits and other assets .......................................           178            210
                                                                       --------       --------
         Total assets ...........................................      $ 16,158       $ 95,624
                                                                       ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term liabilities ......................      $    157       $    157
  Accounts payable ..............................................           676            579
  Accrued compensation ..........................................         1,331          2,274
  Accrued expenses ..............................................           308          2,959
  Deferred revenue ..............................................           167          1,117
                                                                       --------       --------
         Total current liabilities ..............................         2,639          7,086
Long-term obligations ...........................................           400             --
                                                                       --------       --------
         Total liabilities ......................................         3,039          7,086
                                                                       --------       --------
Commitments and contingencies (Note 7)
Mandatorily redeemable convertible Series A preferred
  stock, no par value: Authorized 10,000,000 shares,
  issued and outstanding,  8,333,333 shares in 1998 and no
shares in 1999, preference in liquidation of $15,000,000 ........        14,417             --
Shareholders' equity (deficit):
  Common stock, no par value:  Authorized 50,000,000
   shares, issued and outstanding, 18,161,605 shares in
   1998, and 32,294,833 in 1999 .................................         2,123         90,842
  Deferred stock option compensation ............................          (401)          (868)
  Cumulative foreign currency translation adjustment ............             5            (15)
  Accumulated deficit ...........................................        (3,025)        (1,421)
                                                                       --------       --------
         Total shareholders' equity (deficit) ...................        (1,298)        88,538
                                                                       --------       --------
         Total liabilities and shareholders' equity .............      $ 16,158       $ 95,624
                                                                       ========       ========

                 See notes to Consolidated Financial Statements.

                               BSQUARE CORPORATION

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEAR ENDED DECEMBER 31
                                                                  --------------------------------------
                                                                    1997           1998           1999
                                                                  --------       --------       --------
Revenue:
  Service ..................................................      $ 14,021       $ 23,393       $ 38,082
  Product ..................................................           384          1,219          1,856
                                                                  --------       --------       --------
          Total revenue ....................................        14,405         24,612         39,938
                                                                  --------       --------       --------
Cost of revenue:
  Service ..................................................         5,566         11,039         18,819
  Product ..................................................            78            166            475
                                                                  --------       --------       --------
          Total cost of revenue ............................         5,644         11,205         19,294
                                                                  --------       --------       --------
          Gross profit .....................................         8,761         13,407         20,644
                                                                  --------       --------       --------
Operating expenses:
  Research and development .................................         1,391          3,628          6,658
  Selling, general and administrative ......................         2,725          6,438         11,522
  Amortization of deferred stock option compensation .......            81            171            583
                                                                  --------       --------       --------
          Total operating expenses .........................         4,197         10,237         18,763
                                                                  --------       --------       --------
          Income from operations ...........................         4,564          3,170          1,881
Interest income (expense) ..................................           (12)           319            911
                                                                  --------       --------       --------
Income before income taxes .................................         4,552          3,489          2,792
Provision for income taxes .................................           746          1,189          1,101
                                                                  --------       --------       --------
          Net income .......................................      $  3,806       $  2,300       $  1,691
                                                                  ========       ========       ========
Foreign currency translation adjustment ....................            --             (5)            20
                                                                  --------       --------       --------
Comprehensive net income ...................................      $  3,806       $  2,295       $  1,711
                                                                  ========       ========       ========

Basic earnings per share ...................................      $   0.18       $   0.12       $   0.06
                                                                  ========       ========       ========
Weighted average shares outstanding used to
  compute basic earnings per share .........................        21,400         18,372         27,858
                                                                  ========       ========       ========
Diluted earnings per share .................................      $   0.17       $   0.08       $   0.06
                                                                  ========       ========       ========
Weighted average shares outstanding to compute
  diluted earnings per share ...............................        21,781         27,475         30,539
                                                                  ========       ========       ========


                 See notes to Consolidated Financial Statements.

                               BSQUARE CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         CUMULATIVE
                                                                                           FOREIGN      RETAINED        TOTAL
                                                     COMMON STOCK           DEFERRED      CURRENCY      EARNINGS     SHAREHOLDERS'
                                               ------------------------   STOCK OPTION   TRANSLATION  (ACCUMULATED      EQUITY
                                                 SHARES        AMOUNT     COMPENSATION   ADJUSTMENT      DEFICIT)      (DEFICIT)
                                               -----------   -----------  ------------   -----------  ------------   ------------
Balance, December 31, 1996 ..................   22,106,000            16            --            --           908           924
  Issuance of common stock for
    services rendered .......................      500,000            25            --            --            --            25
  Repurchase of common stock ................   (1,231,000)          (46)           --            --            --           (46)
  Shareholder note payable on S
    to C Corporation conversion .............           --            --            --            --        (2,000)       (2,000)
  Shareholder draws .........................           --            --            --            --          (460)         (460)
  Net income from January 1,
    1997 to October 15, 1997 ................                                                                3,670         3,670
  Conversion from S corporation
    to C corporation ........................                      2,118                                    (2,118)           --
  Issuance of compensatory stock
    options .................................           --           653          (653)           --            --            --
  Amortization of deferred stock
   option compensation ......................           --            --            81            --            --            81
  Net income from October 16,
    1997 to December 31, 1997 ...............           --            --            --            --           136           136
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997 ..................   21,375,000         2,766          (572)           --           136         2,330
  Repurchase of common stock ................   (3,333,333)         (649)           --            --        (5,351)       (6,000)
  Exercise of stock options .................      119,938             6            --            --            --             6
  Amortization of deferred stock
   option compensation ......................           --            --           171            --            --           171
  Foreign currency translation
    adjustment ..............................           --            --            --             5            --             5
  Accretion on mandatorily
    redeemable convertible
    preferred stock .........................           --            --            --            --          (110)         (110)
  Net income ................................           --            --            --            --         2,300         2,300
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1998 ..................   18,161,605         2,123          (401)            5        (3,025)       (1,298)
  Exercise of stock options .................      281,517            77            --            --            --            77
  Issuance of compensatory stock
    options .................................           --         1,050        (1,050)           --            --            --
  Amortization of deferred stock
   option compensation ......................           --            --           583            --            --           583
  Foreign currency translation
    adjustment ..............................           --            --            --           (20)           --           (20)
  Accretion on mandatorily
    redeemable convertible
    preferred stock .........................           --            --            --            --           (87)          (87)
  Issuance of common stock (net of
   offering costs of $13) ...................    1,518,378        18,689            --            --            --        18,689
  Issuance  of common stock in
   connection with the initial public
   offering (net of offering costs of
   $5,601) ..................................    4,000,000        54,399            --            --            --        54,399
Conversion of mandatorily
 redeemable convertible preferred
 stock into shares of common stock ..........    8,333,333        14,504            --            --            --        14,504
  Net income ................................           --            --            --            --         1,691         1,691
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1999 ..................   32,294,833   $    90,842   $      (868)  $       (15)  $    (1,421)  $    88,538
                                               ===========   ===========   ===========   ===========   ===========   ===========

                 See notes to Consolidated Financial Statements.

                               BSQUARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1997          1998          1999
                                                                         --------      --------      --------
Cash flows from operating activities:
Net income .........................................................     $  3,806      $  2,300      $  1,691
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .................................          328           948         2,215
     Deferred income taxes .........................................          262          (387)         (922)
     Stock and stock option compensation ...........................          106           171           583
     Amortization of deferred financing costs ......................           --            14            13
     Changes in operating assets and liabilities:
       Accounts receivable .........................................       (2,109)       (2,786)        1,283
       Prepaid expenses and other current assets ...................          (90)         (193)         (184)
       Accounts payable and accrued expenses .......................        1,111           960         4,282
       Income taxes ................................................          484          (221)         (146)
       Deferred revenue ............................................          389          (618)          950
                                                                         --------      --------      --------
          Net cash provided by operating activities ................        4,287           188         9,765
                                                                         --------      --------      --------
Cash flows from investing activities:
  Purchases of furniture equipment and leasehold improvements ......       (1,413)       (2,117)       (6,987)
  Purchase of short-term investments, net ..........................           --        (1,582)      (25,786)
                                                                         --------      --------      --------
          Net cash used in investing activities ....................       (1,413)       (3,699)      (32,773)
                                                                         --------      --------      --------

Cash flows from financing activities:
  Repayment of shareholder notes payable ...........................         (256)       (1,743)           --
  Payments on long-term obligations ................................           --           (26)         (446)
  Repurchase of common stock .......................................          (46)       (6,000)           --
  Deferred financing costs .........................................          (13)           (2)          (25)
  Proceeds from exercise of stock options ..........................           --             6            77
  Shareholders' draws ..............................................         (460)           --            --
  Net proceeds from issuance of mandatorily redeemable
          convertible preferred stock ..............................           --        14,307            --
  Net proceeds from sale of common stock ...........................           --            --        18,689
  Net proceeds from initial public offering ........................           --            --        54,399
                                                                         --------      --------      --------
          Net cash provided by (used in) financing activities ......         (775)        6,542        72,694
                                                                         --------      --------      --------
Effect of exchange rate changes on cash ............................           --             7            19
                                                                         --------      --------      --------
          Net increase in cash and cash equivalents ................        2,099         3,038        49,705
Cash and cash equivalents, beginning of period .....................          187         2,286         5,324
                                                                         --------      --------      --------
Cash and cash equivalents, end of period ...........................     $  2,286      $  5,324      $ 55,029
                                                                         ========      ========      ========

                 See notes to Consolidated Financial Statements.

                               BSQUARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

        BSQUARE Corporation, a Washington corporation, and its subsidiaries (collectively the Company) provides a variety of software products and services that facilitate the integration of the Microsoft Windows based operating systems with a wide variety of intelligent computing devices. The Company works with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of intelligent computing devices.

        The Company helps enable the rapid and low-cost deployment of intelligent computing devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. The Company also develops software applications that are licensed to end users to provide intelligent computing devices with additional functionality. The Company markets and supports its products and provides services on a worldwide basis through a direct sales force augmented by distributors.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

        The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company's future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results; failure of the market for Windows CE operating system to develop fully; failure of the market for intelligent computing devices to develop fully; adverse changes in the Company's relationship with Microsoft; failure to secure contracts with market-leading original equipment manufacturers; intense competition; failure to attract and retain key personnel; failure to protect intellectual property; risks associated with international operations; inability to manage growth; and litigation or other claims against the Company.

BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been re-measured into the functional currency, using the U.S. dollar as the functional currency.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net income available to common shareholders (net income less accretion of mandatorily redeemable convertible preferred stock) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98.

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents, include demand deposits, money market accounts and all highly liquid debt instruments with an original maturity date of three months or less.

SHORT-TERM INVESTMENTS

        The Company's short-term investments consist primarily of investment-grade marketable securities, which are classified as held to maturity and recorded at amortized cost. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities that are carried at amortized cost, which approximates fair value.

        At December 31, 1999 and 1998, all short-term investments had a contractual maturity of two years or less.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

        The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, bank lines of credit and standby letters of credit. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value based on the liquidity of these financial instruments or based on their short term nature. The carrying value of bank lines of credit, and standby letters of credit approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

        The Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives, as follows: office furniture and equipment -- four years; computer equipment -- three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed, gains or losses are reflected in the income statement. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company would recognize an impairment loss by a charge against current operations.

SOFTWARE DEVELOPMENT COSTS

        Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

INCOME TAXES

        The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

FOREIGN CURRENCY TRANSLATION

        The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of shareholders' equity. The net gains and losses resulting from foreign currency transactions are recorded in the consolidated statements of income in the period incurred and were not significant for any of the periods presented.

REVENUE RECOGNITION

        The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Service revenue is derived from software porting and development contracts. Product revenue consists of licensing fees from software application products and operating system and software development tool products. The Company's customers consist of software companies, original equipment manufacturers, distributors and end users.

        The Company's revenue is recognized as follows:

        Time and Material Consulting Contracts. The Company recognizes revenue as services are rendered.

        Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date to the estimated total cost for the contract. This method is used as management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

        Product Revenue. Product revenue consists principally of fees from the licensing and sale of software products. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. The Company recognizes license royalty income as it is reported by the reseller when it ships its product to distributors.

        Deferred revenue consists of deposits received from customers and unamortized service contract revenue.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  CASH AND SHORT-TERM INVESTMENTS

        The Company's cash, cash equivalent and short-term balances consist of the following:

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1998              1999
                                                       -------           -------
Cash and equivalents:
    Cash ...................................           $   220           $    90
    Money market funds .....................             5,104             8,056
    Municipal certificates .................                --            46,883
                                                       -------           -------
                                                       $ 5,324           $55,029
                                                       =======           =======

Short-term investments:
    Commercial paper .......................           $ 1,582           $ 3,064
    Corporate notes and bonds ..............                --            12,580
    Municipal securities ...................                --            11,724
                                                       -------           -------
                                                       $ 1,582           $27,368
                                                       =======           =======

3.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Major classifications of furniture, equipment and leasehold improvements consist of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                           1998          1999
                                                          -------       -------
Computer equipment and system software .............      $ 2,450       $ 3,508
Office furniture and equipment .....................          667         1,250
Leasehold improvements .............................        1,040         4,443
Construction in progress ...........................          118            --
                                                          -------       -------
                                                            4,275         9,201
Less:  accumulated depreciation and amortization ...       (1,214)       (2,051)
                                                          -------       -------
                                                          $ 3,061       $ 7,150
                                                          =======       =======

4.  INCOME TAXES

        The Company was a Subchapter S Corporation for income tax purposes from inception to October 15, 1997. Effective October 16, 1997, the Company converted to a C Corporation and was thereafter responsible for U.S. federal income taxes. A net deferred tax liability of $445, primarily related to the required conversion for income tax purposes from the cash basis method to the accrual basis method of accounting, was recorded at the conversion date to reflect the Company's net taxable temporary differences.

        In addition, in accordance with Staff Accounting Bulletin Topic 4.B., the Company has reclassified accumulated earnings generated prior to the date of conversion to C corporation status from retained earnings to common stock and additional paid in capital.

        The provision for income taxes consisted of the following:

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                             1997          1998           1999
                                           -------       -------        -------
Current
  U.S. Current .....................       $   484       $ 1,549        $ 1,995
  International ....................            --            27             28
  U.S. Deferred ....................           262          (387)          (922)
                                           -------       -------        -------
          Total tax provision ......       $   746       $ 1,189        $ 1,101
                                           =======       =======        =======

        The components of net deferred tax assets (liabilities) consisted of the following at December 31:

                                                             DECEMBER 31,
                                                       ------------------------
                                                        1998             1999
                                                       -------          -------
Deferred income tax asset:
  Depreciation ...............................         $    41          $    88
  Accrued compensation and benefits ..........             206              472
  Deferred revenue ...........................              57              213
  Cash to accrual basis conversion ...........            (111)            (111)
  Other, net .................................              44              386
                                                       -------          -------
                                                       $   237          $ 1,048
                                                       =======          =======
Deferred income taxes payable:
  Cash to accrual basis conversion ...........         $  (111)         $    --
                                                       -------          -------
                                                       $  (111)         $    --
                                                       =======          =======

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:


                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                 --------------------------------
                                                                  1997         1998         1999
                                                                 ------       ------       ------
Taxes at the U.S. statutory rate ...........................       34.0%        34.0%        34.0%
Increase (decreases) in income taxes resulting from:
  Conversion from an S Corporation to C Corporation ........        9.8           --           --
  Shareholder responsibility for taxes associated with
     S Corporation status ..................................      (27.4)          --           --
  Research and development tax credit ......................       (0.8)        (6.2)        (7.2)
  International operations .................................         --          4.5         14.3
  Tax exempt interest ......................................         --           --         (5.5)
  Other, net ...............................................        0.8          1.8          3.8
                                                                 ------       ------       ------
                                                                   16.4%        34.1%        39.4%
                                                                 ======       ======       ======

5.  SHAREHOLDER NOTES PAYABLE

        The Company was a Subchapter S Corporation for income tax purposes from inception to October 15, 1997. Effective October 16, 1997, the Company converted to a C Corporation. In connection with the conversion, the Company issued notes payable totaling $2.0 million to the shareholders. Interest accrued at the applicable federal long-term rate under Section 1274 of the Internal Revenue Code of 1986, as amended. Although the notes were not due until December 2002, or earlier if certain conditions were met, the Company paid in full these notes and related accrued interest on January 30, 1998.

6.  BANK LINE OF CREDIT AND NOTES PAYABLE

        At December 31, 1999, the Company had available a $5.0 million secured domestic revolving line of credit, $1.5 million term loan for the purchase of equipment and a $4.0 term loan for leasehold improvements.

Interest accrues at the bank's prime rate for the revolving line of credit, the bank's prime rate plus 0.25% for the equipment term loan and the bank's prime rate plus 0.5% for the leasehold term loan. The facility fee is $25. Restrictive terms of the lines require, among other requirements, that the Company maintain a minimum quick ratio, tangible net worth and debt service ratio, and limits the Company's ability to pay dividends without the lender's consent. The line of credit is secured by substantially all of the assets of the Company. As of December 31, the Company had $464 in standby letters of credit issued and outstanding under the domestic revolving line of credit.

7. COMMITMENTS AND CONTINGENCIES

        The Company leases its office space under non-cancelable operating leases that expire at various dates through 2009. During the years ending December 31, 1997, 1998, 1999, rental expense was $420, $980 and $3,347, respectively. Minimum rental commitments under non-cancelable operating leases at December 31, 1999 are as follows:

2000.................................................   $ 3,081
2001.................................................     2,978
2002.................................................     2,948
2003.................................................     3,044
2004.................................................     3,090
Thereafter...........................................    15,572
                                                        -------
                                                        $30,713
                                                        =======

        In January 1999, the Company signed a ten-year lease for a new corporate headquarters in Bellevue, Washington, which commenced in October 1999. The Company has the option to extend the lease for four additional periods of five years each. The Company must provide a $667 letter of credit as security for the lease. If certain working capital requirements are not met on the commencement date, the Company must provide an additional $333 letter of credit. The letter of credit may be reduced annually by specified amounts the lease agreement upon the Company's achieving certain economic goals.

8.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

        The Company has authorized 10.0 million shares of convertible preferred stock. The Board of Directors has the authority to establish and define, in one or more series, the price, rights, preferences and dividends of authorized but unissued shares of preferred stock.

        On January 30, 1998, the Company issued 8,333,333 shares of Series A Convertible Preferred Stock (Preferred Stock) at $1.80 per share. Total proceeds, net of offering costs, approximated $14.3 million. Concurrent with this transaction, the Company repurchased 3,333,333 shares of the Company's common stock from its founders for $6.0 million.

        The rights and preferences of the preferred stock are as follows:

        - In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock would be entitled to receive the greater of: (i) an amount in cash equal to $1.80 per share (adjusted for stock splits, stock dividends and the like) or
           (ii), cash in an amount equal to the portion of the assets of the Company remaining for distribution to shareholders which such shareholder would have received if each share of Series A Preferred Stock held had been converted into the number of shares of common stock issuable upon the conversion of a share of Series A Preferred Stock immediately prior to any liquidation, dissolution or winding up of the Company.

        - The Preferred Stock is voluntarily convertible at any time at the option of the holder into shares of the Company's common stock at a one-for-one conversion. The Preferred Stock is automatically convertible upon closing of a Qualified Public Offering, as defined in the agreement.

        - Any time following the fifth anniversary of the closing, holders of the Preferred Stock have the right to cause the Company to redeem up to 50% of the Preferred Stock at the original purchase price. Any time following the sixth anniversary of the closing, the holders shall have the right to cause the Company to redeem up to 100% of the Preferred Stock at the original purchase price.

        - The Preferred Stock converts at a one-for-one conversion rate, and is adjusted in certain circumstances to prevent dilution of the preferred shareholder's ownership interest.

        - The Preferred shareholders have the same voting rights and voting powers as common shareholders.

        The Preferred shares were converted into shares of the Company's common stock in conjunction with the Company's initial public offering on October 20, 1999.

9.  SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

        On October 20, 1999, the Company issued 4,000,000 shares of its common stock at an initial public offering price of $15.00 per share. Also sold in this offering were 600,000 shares held by selling shareholders upon exercise of the underwriters' overallotment options. The net proceeds to the Company from the offering, net of offering costs of approximately $5.6 million were approximately $54.4 million. Concurrent with the initial public offering, each outstanding share of the Company's mandatorily redeemable preferred stock was automatically converted into common stock.

STOCK PURCHASE AGREEMENT

        On August 18, 1999, the Company entered into a stock purchase agreement to sell 1,518,378 shares of common stock to Vulcan Ventures for approximately $18.7 million.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

        At December 31, 1999, the Company has reserved the following shares of common stock for future issuance:

Employee Stock Purchase Plan.....................................   1,500,000
Stock Option Plan................................................   1,773,980
                                                                    ---------
                                                                    3,273,980
                                                                    =========

10.   EMPLOYEE BENEFIT PLANS

STOCK OPTIONS

        In May 1997, the Company adopted the Amended and Restated Stock Option Plan (the Plan). Under the Plan, the Board of Directors may grant nonqualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. Options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under this program may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company's stock. A summary of stock option activity follows:

                                                                                PRICE PER SHARE
                                                                       -------------------------------
                                       NUMBER OF        AVAILABLE         WEIGHTED
                                        OPTIONS           FOR             AVERAGE
                                      OUTSTANDING       ISSUANCE       EXERCISE PRICE        RANGE
                                      -----------      ----------      --------------   --------------
Balance, December 31, 1996 .....              --                                --            --
Authorized .....................              --        2,500,000               --            --
  Granted ......................       1,750,100       (1,750,100)      $     0.08      $0.05 -- $1.00
  Exercised ....................              --               --               --            --
  Canceled .....................         (69,300)          69,300       $     0.05      $0.05 -- $0.05
                                      ----------       ----------       ----------      --------------
Balance, December 31, 1997 .....       1,680,800          819,200       $     0.08      $0.05 -- $1.00
  Authorized ...................              --        1,125,000               --            --
  Granted ......................       1,108,150       (1,108,150)      $     1.15      $1.00 -- $1.80
  Exercised ....................        (119,938)              --       $     0.05      $0.05 -- $0.05
  Canceled .....................        (128,850)         128,850       $     0.34      $0.05 -- $1.00
                                      ----------       ----------       ----------      --------------
Balance, December 31, 1998 .....       2,540,162          964,900       $     0.54      $0.05 -- $1.80
  Authorized ...................              --        2,000,000               --            --
  Granted ......................       1,345,795       (1,345,795)      $     7.24      $1.44 -- 45.06
  Exercised ....................        (281,517)              --       $     0.36      $0.05 -- $1.00
  Canceled .....................        (154,875)         154,875       $     0.82      $0.05 --$10.00
                                      ----------       ----------       ----------      --------------
Balance, December 31, 1999 .....       3,449,565        1,773,980       $     3.15      $0.05 -- 45.06
                                      ==========       ==========       ==========      ==============

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                                            OUTSTANDING                  EXERCISABLE
                                     -------------------------     ------------------------
                                                   WEIGHTED
                                                   AVERAGE                        WEIGHTED
                                                   REMAINING                       AVERAGE
                                     NUMBER OF    CONTRACTUAL      NUMBER OF      EXERCISE
                                      OPTIONS     LIFE (YEARS)      OPTIONS         PRICE
                                     ---------    ------------     ---------      ---------
Range of exercise price:
   $0.05 - $1.00 ..............      1,928,170            7.6        691,255      $    0.39
   $1.44 - $2.50 ..............        860,000            9.1        370,000      $    1.51
   $10.00 - $12.00 ............        604,895            9.7          5,000      $   10.00
   $30.93 - $45.06 ............         56,500            9.8             --             --
                                     ---------      ---------      ---------      ---------
                                     3,449,565            8.4      1,066,255      $    0.82
                                     =========      =========      =========      =========

        Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of the grant and recognized over the vesting period, the Company's net income would have been reduced to the pro forma amounts presented below.

                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                1997          1998          1999
                                               -------       -------       -------
Net income, as reported .................      $ 3,806       $ 2,300       $ 1,691
Incremental pro forma compensation
  expense under SFAS 123 ................          (12)          (82)       (1,351)
                                               -------       -------       -------
Pro forma net income ....................      $ 3,794       $ 2,218       $   340
                                               =======       =======       =======
Pro forma basic earnings per share ......      $  0.18       $  0.12       $  0.01
                                               =======       =======       =======

        The fair value of options granted in 1997, 1998 and 1999 of $0.03, $0.25 and $4.89, respectively, has been estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

                                                         YEAR ENDED
                                                         DECEMBER 31
                                            --------------------------------------
                                              1997           1998           1999
                                            --------       --------       --------
Dividend yield .......................             0%             0%             0%
Expected life ........................       5 years        5 years        5 years
Expected volatility ..................             0%             0%            57%
Risk-free interest rate ..............           6.0%           5.5%           6.6%

        The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

1999 EMPLOYEE STOCK PURCHASE PLAN

        On July 21, 1999, the board of directors approved the adoption of the Company's 1999 Employee Stock Purchase (the "1999 Purchase Plan".) Under the plan, the Company is authorized to sell up to 1.5 million shares of common stock in a series of eighteen month offerings. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of 1) the fair market value of the Company's common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering.

PROFIT SHARING AND DEFERRED COMPENSATION PLAN

        The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants' contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. The Company made no matching contributions to the Profit Sharing Plan during 1998 or 1997. During the year ended December 31, 1999, the Company made matching contributions to the profit sharing plan of $514.

DEFERRED STOCK OPTION COMPENSATION

        In connection with the grant of certain stock options to employees and consultants during 1997 and 1999, the Company recorded deferred stock option compensation of $653 and $1.1 million, respectively, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized, in accordance with FASB Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). During the years ended December 31, 1997, 1998 and 1999, the Company expensed approximately $81, $171, and $583, respectively. The balance will be expensed over the period the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

        Included in the expensed amounts noted above for the year ended December 31, 1999 is $30 related to options granted to a consultant for services rendered. As of December 31, 1999, the consultant had earned 20,833 options to acquire common stock at $1 per share. The Company has recorded the fair value of the options as of the date the options were earned based on a Black-Scholes model utilizing a 50% volatility factor and an expected life of 2 years. During 1999, the agreement was terminated.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                  1997         1998         1999
                                                 -------      -------      -------
Issuance of notes payable for equipment ...      $    --      $   473      $    --
Cash paid for interest ....................           13           57           68
Cash paid for income taxes ................           --        2,170        2,520

        All significant non-cash financing activities are listed elsewhere in the financial statements or the notes thereto.

12.   SIGNIFICANT CUSTOMERS

        Sales to customers, which comprised at least 10% of revenue for the years ended December 31 were as follows:


                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                               1997          1998          1999
                                               ----          ----          ----
Microsoft ............................           39%           79%           88%
Hitachi ..............................           18%            2%           --
NEC ..................................           17%            3%           --
ARM ..................................           11%            1%           --

As of December 31, 1997, 1998, and 1999, Microsoft represented 73%, 84% and 82% of total accounts receivable, respectively.

        In February 1999, the Company signed a two-year agreement with Microsoft Corporation to continue to provide services to Microsoft which extend the capabilities of the Windows CE operating system.

13.  GEOGRAPHIC AND SEGMENT INFORMATION

        The Company follows the requirements of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments, Service and Products for Windows-based operating systems. The following table summarizes total revenue and long-lived assets attributed to significant countries:


                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                              1997          1998          1999
                                             -------       -------       -------
Total revenue:
United States ........................       $10,065       $23,658       $38,703
  Japan ..............................         2,632           195           376
  Other Foreign ......................         1,708           759           859
                                             -------       -------       -------
          Total revenue* .............       $14,405       $24,612       $39,938
                                             =======       =======       =======
Long-lived assets:
  United States ......................       $ 1,378       $ 2,795       $ 6,946
  Japan ..............................            --           239           257
  Germany ............................            --           205           157
                                             -------       -------       -------
          Total long-lived assets ....       $ 1,378       $ 3,239       $ 7,360
                                             =======       =======       =======


----------

* Revenue is attributed to countries based on location of customer invoiced.

        BSQUARE has two operating segments, Services and Products. The Services segment includes design and development of integration tools for the semiconductor vendors and the original equipment manufacturer market. The Product segment derives revenue from licensing of software products to original equipment manufactures and distributing product through resellers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        The Company does not track assets or operating expenses by operating segments. Consequently, it is not practicable to show assets or operating expenses by operating segments.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial information for 1998 and 1999 are as follows:

                                                MARCH 31     JUNE 30,    SEPT. 30,     DEC. 31,
                                                --------     --------    ---------     --------
1998 QUARTER ENDED
Revenue: .................................      $ 5,492      $ 5,310      $ 6,579      $ 7,231
Gross profit .............................        3,089        2,735        3,614        3,969
Income from operations ...................        1,288          416        1,196          270
Net income ...............................      $   856      $   361      $   802      $   281
                                                =======      =======      =======      =======
Net income per share, basic ..............      $  0.04      $  0.02      $  0.04      $  0.01
                                                =======      =======      =======      =======
Weighted average shares outstanding
 used to compute basic earnings per
 share ...................................       19,190       18,046      $18,113       18,154
                                                =======      =======      =======      =======
1999 QUARTER ENDED
Revenue: .................................      $ 8,809      $ 9,734      $10,033      $11,362
Gross profit .............................        4,668        5,092        5,106        5,778
Income from operations ...................          722          726          350           83
Net income ...............................      $   432      $   434      $   262      $   563
                                                =======      =======      =======      =======
Net income per share, basic ..............      $  0.02      $  0.02      $  0.01      $  0.02
                                                =======      =======      =======      =======
Weighted average shares outstanding
 used to compute basic earnings per
 share ...................................       18,197       18,215       18,583       31,394
                                                =======      =======      =======      =======

15.  EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                            YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        1997          1998           1999
                                                      --------      --------       --------
Net income (numerator diluted), ................      $  3,806      $  2,300       $  1,691
Less: Accretion of mandatorily redeemable
convertible preferred stock ....................            --          (110)           (87)
                                                      --------      --------       --------
Net income available to common shareholders
  (numerator basic) ............................      $  3,806      $  2,190       $  1,604
                                                      ========      ========       ========
Shares (denominator basic):
  Weighted average common shares
     outstanding ...............................        21,400        18,372         27,858
                                                      ========      ========       ========
Basic earnings per share .......................      $   0.18      $   0.12       $   0.06
                                                      ========      ========       ========
Shares (denominator diluted):

  Weighted average common shares
     outstanding ...............................        21,400        18,372         21,169
  Mandatorily redeemable convertible
     preferred stock ...........................            --         7,648          6,689
  Common stock equivalents .....................           381         1,455          2,681
                                                      --------      --------       --------
  Shares used in computation, (denominator
     diluted) ..................................        21,781        27,475         30,539
                                                      ========      ========       ========
Diluted earnings per share .....................      $   0.17      $   0.08       $   0.06
                                                      ========      ========       ========

16.  SUBSEQUENT EVENT

        On January 5, 2000, the Company acquired Blue Water Systems, Inc. in a transaction accounted for as a pooling of interests. Blue Water Systems, located in Edmonds, Washington is dedicated to the design of software development tool kits and system integration services for the creation of Windows based intelligent computing devices. The transaction was effected through the exchange of approximately 261,000 shares of BSQUARE common stock for all of the issued and outstanding shares of Blue Water Systems.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is included in our definitive proxy statement for our 2000 annual meeting of shareholders to be filed with the SEC under the captions "Election of Directors and Management Information" and "Information Regarding the Board and its Committee" and is incorporated herein by this reference.

        Compliance with Section 16(A) of the Exchange Act. Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 1999, all
Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were complied with except:

        1.     Advent Atlantic and Pacific III, L.P.
        2.     William T. Baxter
        3.     David J. Bialer
        4.     Jeffrey T. Chambers
        5.     Albert T. Dosser
        6.     Encompass Europe, Inc.
        7.     Encompass Group US Information Technology Partners I, LP
        8.     Peter R. Gregory
        9.     Scot E. Land
        10.    William L. Larson
        11.    Northwest Financing, L.L.C.
        12.    TA/Advent VIII L.P.
        13.    TA Executives Fund L.L.C.
        14.    TA Investors L.L.C.
        15.    TCI Club
        16.    Brian V. Turner
        17.    Donald L. Whitt

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this Item is included in our definitive proxy statement for our 2000 annual meeting of shareholders to be filed with the SEC under the caption "Information Regarding Executive Officer Compensation" and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is included in our definitive proxy statement for our 2000 annual meeting of shareholders to be filed with the SEC under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management" and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is included in our definitive proxy statement for our 2000 annual meeting of shareholders to be filed with the SEC under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)    FINANCIAL STATEMENTS AND SCHEDULES

        1.  Financial Statements.

               A.  Consolidated Balance Sheets at December 31, 1998 and 1999.

               B. Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1997, 1998 and 1999.

               C.  Consolidated Statements of Shareholders' Equity (Deficit).

               D. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.

        2. Financial Statement Schedules

               A.  Schedule II - Valuation and Qualifying Accounts.

        Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

    (b)    REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the last quarter of fiscal
1999.

    (c)    EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------
3.1*           Amended and Restated Articles of Incorporation.
3.2*           Bylaws.
10.1*          Amended and Restated Stock Option Plan.
10.2*          Employee Stock Purchase Plan.
10.3*          401(k) Plan.
10.4*          Form of Indemnification Agreement.
10.5*          Loan and Security Agreement between Imperial Bank and BSQUARE
               Corporation dated February 11, 1998.
10.5(a)*       Amended and Stated Loan Agreement between Imperial Bank and
               BSQUARE Corporation.
10.6           First Amendment to Office Lease Agreement between WRC Sunset
               North LLC and BSQUARE Corporation
10.13*#        Master Development & License Agreement between Microsoft
               Corporation and BSQUARE Corporation dated effective as of October
               1, 1998.
10.14*         Stock Purchase and Shareholders Agreement dated as of January 30,
               1998.
10.15*         Stock Purchase Agreement dated August 18, 1999 by and between
               BSQUARE Corporation and Vulcan Ventures Incorporated.

EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------
21.1           Subsidiaries of the registrant.
23.1           Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1           Power of Attorney (See Page 52)
27.1           Financial Data Schedule.

* Incorporated by reference exhibits to BSQUARE's registration statement on Form S-1, File No. 333-85351.

#    Subject to confidential treatment.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2000.

                                             BSQUARE CORPORATION



                                             By:   /s/ Brian V. Turner
                                                 -------------------------------
                                                  Brian V. Turner,
                                                  Senior Vice President, and
                                                  Chief Financial Officer

                                POWER OF ATTORNEY

        Each person whose individual signature appears below hereby authorizes and appoints William T. Baxter and Brian V. Turner, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this registration statement, including any and all post-effective amendments thereto and any registration statement relating to the same offering as this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 1, 2000 on behalf of the registrant and in the capacities indicated.

               SIGNATURE                                            TITLE
----------------------------------------------------------------------------------------------

        /s/ William T. Baxter                 Chairman of the Board, President and Chief
------------------------------------          Executive Officer (Principal Executive Officer)
        William T. Baxter


        /s/ Brian V. Turner                   Senior Vice President, Chief Financial Officer
------------------------------------          and Secretary (Principal Financial Officer)
        Brian V. Turner


        /s/ Albert T. Dosser                  Director
------------------------------------
        Albert T. Dosser


        /s/ Scot E. Land                      Director
------------------------------------
        Scot E. Land


        /s/ Jeffrey T. Chambers               Director
------------------------------------
        Jeffrey T. Chambers


        /s/ William Larson                    Director
------------------------------------
        William Larson


        /s/David M. Moore                     Director
------------------------------------
        David M. Moore


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

TO BSQUARE CORPORATION

        We have audited in accordance with generally accepted auditing standards, the financial statements of BSQUARE Corporation and subsidiaries included in this 10-K and have issued our report thereon dated January 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchanges Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP


Seattle Washington
January 21, 2000

                               BSQUARE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


COLUMN A                                      COLUMN B                 COLUMN C               COLUMN D        COLUMN E
                                            -----------     ------------------------------  ------------   --------------
                                             BALANCE AT      CHARGED TO      CHARGED TO
                                             BEGINNING        COSTS AND    OTHER ACCOUNTS    DEDUCTIONS-     BALANCE AT
DESCRIPTION                                  OF PERIOD        EXPENSES        DESCRIBE        DESCRIBE     END OF PERIOD
-----------                                 -----------     -----------   ----------------  ------------   --------------
For the year ended December 31, 1997:
Allowance for doubtful accounts                $   --          $   10          $   --          $   --          $   10

For the year ended December 31, 1998:
Allowance for doubtful accounts                $   10          $   60          $   --          $    3          $   67

For the year ended December 31, 1999:
Allowance for doubtful accounts                $   67          $   75          $   --          $   --          $  142