Form 10-Q
period 2000-03-31
BSQUARE CORP /WA
filed 2000-05-05
CIK 1054721

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the Transition Period from __________ to ____________ .

                        Commission File Number: 000-27687

                          -----------------------------

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

                                 (425) 519-5900
              (Registrant's telephone number, including area code)




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

        As of May 2, 2000, there were 32,625,346 shares of the registrant's common stock outstanding.



                               Page 1 of 25 pages.
                            Exhibit Index at Page 22.

================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                         3

              Condensed Consolidated Balance Sheets -                         3
              Condensed Consolidated Statements of Income -                   4
              Condensed Consolidated Statements of Cash Flows -               5
              Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         18


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          19

Item 4.   Submission of Matters to a Vote of Security Holders.               19

Item 6.   Exhibits and Reports on Form 8-K                                   20

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               BSQUARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                        March 31,      December 31,
                                                          2000             1999
                                                        ---------       ---------
                                                       (unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents                            $  59,358       $  55,604
   Short-term investments                                  26,869          27,368
   Accounts receivable, net                                 6,491           4,302
   Prepaid expenses and other current assets                  579             609
                                                        ---------       ---------
            Total current assets                           93,297          87,883
Furniture, equipment and leasehold improvements, net
                                                            5,693           7,239
Deposits and other assets                                   1,422             211
                                                        ---------       ---------
            Total assets                                $ 100,412       $  95,333
                                                        =========       =========


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $     306       $     653
   Accrued expenses                                         4,921           4,424
   Deferred revenue                                         4,269           1,130
                                                        ---------       ---------
            Total current liabilities                       9,496           6,207
                                                        ---------       ---------

Shareholders' equity:
   Blue Water Systems, Inc. Series A Preferred
      stock, no par value: authorized 500,000
      shares, issued and no shares outstanding in
      2000 and 15,151 shares outstanding in 1999               --             250
   Common stock, no par value: authorized
      50,000,000 shares, issued and outstanding,
      32,592,108 shares in 2000 and 32,556,224 in
        1999                                               91,722          90,827
   Deferred stock option compensation                        (697)           (868)
   Cumulative foreign currency translation
      adjustment                                              (36)            (15)
   Accumulated deficit                                        (73)         (1,068)
                                                        ---------       ---------
               Total shareholders' equity                  90,916          89,126
                                                        ---------       ---------
               Total liabilities and shareholders'
                  equity                                $ 100,412       $  95,333
                                                        =========       =========



            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


                                                      Three Months
                                                     Ended March 31,
                                                   2000           1999
                                                 --------       --------
                                                       (unaudited)
Revenue:
    Service                                      $ 12,284       $  8,562
    Product                                         1,008            605
                                                 --------       --------
          Total revenue                            13,292          9,167
                                                 --------       --------
Cost of revenue:
    Service                                         6,197          4,108
    Product                                           152             77
                                                 --------       --------
          Total cost of revenue                     6,349          4,185
                                                 --------       --------
            Gross profit                            6,943          4,982
                                                 --------       --------
Operating expenses:
   Research and development                         2,044          1,643
   Selling, general and administrative              3,520          2,502
   Amortization of deferred stock option
     compensation                                     171            118
                                                 --------       --------
            Total operating expenses                5,735          4,263
                                                 --------       --------
            Income from operations                  1,208            719

Other income (expense) net:
      Interest income, net                            826             54
      Acquisition related expenses                   (620)            --
                                                 --------       --------
Income before income taxes                          1,414            773
Provision for income taxes                            419            344
                                                 --------       --------
            Net income                           $    995       $    429
                                                 ========       ========
Basic earnings per share                         $   0.03       $   0.02
                                                 ========       ========
Weighted average shares outstanding used to
   compute basic earnings per share                32,566         18,458
                                                 ========       ========

Diluted earnings per share                       $   0.03       $   0.02
                                                 ========       ========
Weighted average shares outstanding to
   compute diluted earnings per share              35,628         28,468
                                                 ========       ========



            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                               2000           1999
                                                             --------       --------
                                                                    (unaudited)
Cash flows from operating activities:
   Net income                                                $    995       $    429
   Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization                            604            546
         Deferred income taxes                                   (229)          (172)
         Amortization of deferred stock option
           compensation                                           171            118
         Loss on disposal of assets                                81             --
         Changes in operating assets and liabilities:
           Accounts receivable                                 (2,193)           670
           Prepaid expenses and other current assets               49            (17)
           Deposits and other assets                               22            (99)
           Accounts payable and accrued expenses                1,603            985
           Deferred revenue                                     3,138            380
                                                             --------       --------
            Net cash provided by operating activities           4,241          2,840
                                                             --------       --------

Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold
      improvements                                               (343)          (559)
   Maturity of short-term investments, net                        500          1,583
   Purchase of an investment                                   (1,250)            --
                                                             --------       --------
            Net cash (used in) provided by investing
              activities                                       (1,093)         1,024
                                                             --------       --------


Cash flows from financing activities:
   Payments on long-term obligations                               (6)           (51)
   Proceeds from exercise of stock options and warrants           644              2
                                                             --------       --------
            Net cash provided by (used in) financing
              activities                                          638            (49)
                                                             --------       --------
Effect of exchange rate changes on cash                           (32)             6
                                                             --------       --------
            Net increase in cash and cash equivalents           3,754          3,821
Cash and cash equivalents, beginning of period                 55,604          5,473
                                                             --------       --------
Cash, and cash equivalents, end of period                    $ 59,358       $  9,294
                                                             ========       ========



            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

          The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the "Company" or "BSQUARE") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results and cash flows for the three-months ended March 31, 2000 and 1999. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2. ACQUISITION OF BLUEWATER SYSTEMS, INC.

        On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington is dedicated to the design of software development tool kits and system integration services for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. The consolidated financial statements of BSQUARE have been restated for all periods prior to the merger to include the accounts and operations of BlueWater Systems, Inc. In connection with the acquisition, the Company incurred $620,000 ($515,000 after taxes, or $0.01 per diluted share) of acquisition-related costs which were charged to operations during the three months ended March 31, 2000.

        The following table presents a reconciliation of revenue and net income previously reported by BSQUARE to those presented in the accompanying condensed consolidated financial statements:

                                       Three Months
                                      Ended March 31,
                                           1999
                                      ---------------
                                      (in thousands)
Revenue:
    BSQUARE Corporation                   $ 8,809
    BlueWater Systems, Inc.                   358
                                          -------
                 Combined                 $ 9,167
                                          =======

Net income (loss):
    BSQUARE Corporation                   $   432
    BlueWater Systems, Inc.                    (3)
                                          -------
                 Combined                 $   429
                                          =======

3. COMPREHENSIVE INCOME

        Components of comprehensive income consist of the following:

                                                              Three Months
                                                             Ended March 31,
                                                       2000                 1999
                                                       ----                 ----
                                                             (in thousands)
Net income                                            $ 995                $ 429
Foreign currency translation adjustment                 (21)                 (13)
                                                      -----                -----
Comprehensive income                                  $ 974                $ 416
                                                      =====                =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our revenue, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled "Certain Factors That May Affect Future Results."

OVERVIEW

        We are a leading provider of software solutions that enable the development and proliferation of a wide variety of intelligent computing devices based on the Microsoft Windows-based operating systems. Intelligent computing devices, or ICDs, are classes of non-personal computer devices that offer electronic connectivity. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of intelligent computing devices.

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

MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

        For the three months ended March 31, 2000 and 1999, approximately 77% and 81% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. We anticipate that we will continue to receive a substantial portion of our revenue from the provision of services to Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

                              RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the three-month periods ended March 31, 2000 and 1999. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                  Three Months
                                                                 Ended March 31,
                                                              -------------------
                                                              2000           1999
                                                              ----           ----
Revenue:
    Service                                                     92%            93%
    Product                                                      8              7
                                                              ----           ----
          Total revenue                                        100            100
                                                              ----           ----

Cost of revenue:
    Service                                                     47             45
    Product                                                      1              1
                                                              ----           ----
          Total cost of revenue                                 48             46
                                                              ----           ----
            Gross margin                                        52             54
                                                              ----           ----

Operating expenses:
   Research and development                                     15             18
   Selling, general and administrative                          27             27
   Amortization of deferred stock option compensation            1              1
                                                              ----           ----
            Total operating expenses                            43             46
                                                              ----           ----

            Income from operations                               9              8
                                                              ----           ----

Interest income (expense), net:
   Interest income, net                                          7             --
   Merger related expenses                                      (5)            --
                                                              ----           ----
Income before income taxes                                      11              8
Provision for income taxes                                       3              3
                                                              ----           ----
            Net income                                           8%             5%
                                                              ====           ====


REVENUE

        Revenue consists of service and product revenue, which includes software license fees and royalties. Total revenue increased 45% to $13.3 million for the three months ended March 31, 2000, from $9.2 million for the three months ended March 31, 1999. Revenue outside of the U.S. totaled $1.2 million and $140,000 for the three months ended March 31, 2000 and 1999, respectively.

        SERVICE REVENUE. Service revenue increased 43% to $12.3 million for the three months ended March 31, 2000 from $8.6 million for the three months ended March 31, 1999. This increase was due to an increase in the number and size of consulting service projects. As a percentage of total revenue, service revenue did not change materially.

        PRODUCT REVENUE. Product revenue increased 67% to $1.0 million for the three months ended March 31, 2000, from $605,000 for the three months ended March 31, 1999. This increase resulted primarily from an increase in sales of platform technology products, the CE Validator quality assurance test suite, and third-party products. As a percentage of total revenue, product revenue did not change materially.

COST OF REVENUE

        COST OF SERVICE REVENUE. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 51% to $6.2 million for the three months ended March 31, 2000, from $4.1 million for the three months ended March 31, 1999. The increase in absolute dollars resulted primarily from the hiring and training of additional employees to support an increased number of projects. At March 31, 2000 and 1999, we had approximately 251 and 188 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 50% and 48% for the three months ended March 31, 2000 and 1999, respectively. The increase in cost of service revenue as a percentage of the related service revenue in 2000 was primarily the result of an increase in software engineering compensation due to competitive employee recruiting and retention pressures in the greater-Seattle area.

        COST OF PRODUCT REVENUE. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 99% to $152,000 for the three months ended March 31, 2000, from $77,000 for the three months ended March 31, 1999. As a percent of product revenue, cost of product sales was 15% for the three months ended March 31, 2000 and 13% for the same period in 1999. The increase in cost of product sales as a percent of related product revenue relates to an increase in sales of third-party products.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers plus an allocation of our facilities and depreciation costs. Research and development expenses increased 24% to $2.0 million for the three months ended March 31, 2000, from $1.6 million for the three months ended March 31, 1999. This increase resulted from an increase in the number of software developers and quality assurance personnel to expand our product offerings and to support development and testing activities. Research and development expenses represented 15% and 18% of our total revenue for the three months ended March 31, 2000 and 1999, respectively. The decrease in research and development expenses as a percentage of total revenue for the three months ended March 31, 2000 over the same period in 1999 reflects the more rapid increase of our revenue compared to the growth in research and development during this period. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand our market position.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 41% to $3.5 million for the three months ended March 31, 2000, from $2.5 million for the same period in 1999. This increase resulted primarily from our investment in finance, executive, administration, sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, as well as investor relations, annual reporting and other costs associated with having become a public company. Selling, general and administrative expenses remained relatively constant at 27% of our total revenue for the both three month periods in 2000 and 1999. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

        AMORTIZATION OF DEFERRED STOCK OPTION COMPENSATION. We recorded amortization of deferred stock option compensation of $171,000 for the three months ended March 31, 2000 and $118,000 for the same period in 1999, resulting from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

OTHER INCOME (EXPENSE), NET

        Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $826,000 for the three months ended March 31, 2000 and $54,000 for the three months ended March 31, 1999. The increase resulted from higher average cash, cash equivalent and short-term investment balances during the three-month period in 2000.

        In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company incurred $620,000 ($515,000 after taxes, or $0.01 per diluted share) of acquisition-related costs which were charged to operations during the three months ended March 31, 2000.

PROVISION FOR INCOME TAXES.

        Our provision for federal, state and international income taxes was $419,000 for the three months ended March 31, 2000 as compared to $344,000 for the three months ended March 31, 1999, yielding effective rates of 30% during that period in 2000 and 45% during the same period in 1999. The decrease in the effective rate was due primarily to the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio.

                         LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, we had $86.2 million of cash, cash equivalents and short-term investments. This represents an increase of $3.3 million over December 31, 1999. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. Our working capital at March 31, 2000 was $83.8 million compared to $81.7 million at December 31, 1999.

        Our operating activities resulted in net cash inflows of $4.2 million for the three months ended March 31, 2000 and $2.8 million for the same period in 1999. The sources of cash were primarily income from operations and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

        Investing activities used $1.1 million for the three months ended March 31, 2000, compared to providing $1.0 million of cash for the three months ended March 31, 1999. Investing activities in 2000 included $1.3 million for purchase of an investment and $343,000 in capital equipment purchases. Investing activities in 1999 included $1.6 million maturity of short-term investments and $559,000 in capital equipment purchases.

        Financing activities generated $638,000 for the three months ended March 31, 2000, primarily through the exercise of warrants by former BlueWater Systems, Inc. Series A Preferred shareholders. Financing activities used $49,000 for the same period in 1999, primarily for repayment of long-term obligations.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank's prime rate, which was 9.0% at March 22, 2000. The facility expires in July 2000. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2000, and at that time there were no borrowings outstanding under this credit facility. We also maintain with Imperial Bank a $1.5 million term loan for equipment purchases, which bears interest at the bank's prime rate plus 0.25%, and a $4.0 million term loan for leasehold improvement purchases, which bears interest at the bank's prime rate plus 0.50%. These facilities operate as a revolver through June 2000, after which time any outstanding balances must be paid over 36-month and 60-month terms, respectively. These loans also require us to comply with certain financial covenants, including a requirement that we maintain certain financial ratios. We were in compliance with these covenants at March 31, 2000, and at that time there were no borrowings outstanding under these facilities.

        As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. In October 1999, we began leasing approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease, which expires in 2009. The annual cost of this lease is approximately $3.0 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        In addition to the factors discussed in the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the following additional factors may affect our future results.

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

SUBSTANTIALLY ALL OF OUR REVENUE, INCLUDING 77% OF OUR TOTAL REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2000, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

        For the year ended December 31, 1999 and for the three months ended March 31, 2000, approximately 84% and 77% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 190 of our 330 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278.

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

        In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for intelligent computing devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft's marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain mutually successful relationships with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in "partner pavilions" at trade shows and listing our services on Microsoft's website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

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

OUR MARKET IS BECOMING INCREASINGLY COMPETITIVE, WHICH MAY RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS AND LOSS OF MARKET SHARE.

        The market for Windows CE-based software products and services is becoming increasingly competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

    - our current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

    -   large professional engineering services firms;

    -   established intelligent computing device software and tools;

    -   small- and medium-size engineering services; and

    -   software and component distributors.

        As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. The barrier to entering the market as a provider of Windows-based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are, with respect to system integration. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows based intelligent computing device market and as new products and technologies are introduced.

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

        The market for Windows-based software products and services is new and evolving. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we must delay releases of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such deferrals or failures to purchase would decrease our revenue.

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to March 2000, we grew from 21 employees to 409 employees, and we expect rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

        In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 1999 and for the three months ended March 31, 2000, less than 1% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

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

IMPACT OF THE YEAR 2000

        We have not experienced any adverse impacts from the transition to the year 2000. We are also not aware of any material year 2000 problems with our vendors, service providers, customers or distribution partners. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        Foreign Currency Risk. Currently, the majority of our sales and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended March 31, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On January 5, 2000, the Company issued 261,391 shares of its common stock in connection with the acquisition of BlueWater Systems, Inc. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On May 2, 2000, the following items were voted on at the Annual Meeting of Shareholders:

PROPOSAL 1: Election of Directors. Two Class I directors are to be elected at the Annual Meeting for a one-year term ending in 2001. Two Class II directors are to be elected at the Annual Meeting for a two-year term ending in 2002. Two Class III directors are to be elected for a three-year term ending in 2003. The Board of Directors has nominated Scot E. Land and William L. Larson for election as Class I directors. The Board has nominated Albert T. Dosser and Jeffrey T. Chambers for election as Class II directors. The Board of Directors has nominated William T. Baxter and David M. Moore for election as Class III directors. The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

NOMINEE                                     FOR            WITHHELD
-------                                     ---            --------
William T. Baxter                         26,650,980        31,838
Albert T. Dosser                          25,650,880        31,938
Scot. E. Land                             25,650,665        32,153
David M. Moore                            25,649,880        32,938
Jeffrey T. Chambers                       25,650,365        32,453
William L. Larson                         25,650,080        32,738

PROPOSAL 2: Ratify and approve an amendment to the stock option plan to annual increase the number of shares reserved for issuance during each of the Company's fiscal years beginning on January 1, 2000 by an amount equal to the lesser of
(A) four percent (4%) of the Company's outstanding shares at the end of such fiscal year or (B) an amount determined by the Board of Directors. This proposal was approved by the vote set forth below:

                                         FOR         AGAINST      ABSTAIN
                                         ---         -------      -------
                                      24,005,650     1,660,572    16,596

PROPOSAL 3: Approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 150,000,000 shares. This proposal was approved by the vote set forth below:

                                           FOR         AGAINST      ABSTAIN
                                           ---         -------      -------
                                        24,006,998    1,666,107       9,713

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

          11.1     Statement re: computation of net income per share

          27.1     Financial Data Schedule

(b) Reports on Form 8-K

        On January 18, 2000, the Company filed a Form 8-K under Items 2 and 7 announcing that the Company entered into a definitive agreement to acquire BlueWater Systems, Inc.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BSQUARE CORPORATION
                                               (Registrant)

                                              Brian V. Turner
                                       -----------------------------
Date:  May 5, 2000                            Brian V. Turner
                                   Senior Vice President of Operations,
                                   Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)

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