Form 10-Q
period 2000-08-04
BSQUARE CORP /WA
filed 2000-08-07
CIK 1054721

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


           For the Transition Period from __________ to ____________ .


                        Commission File Number: 000-27687


                                ----------------


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

        As of August 1, 2000, there were 33,539,758 shares of the registrant's common stock outstanding.


                               Page 1 of 31 pages.
                            Exhibit Index at Page 25.


================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2000

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                     PAGE
                                                                                     ----
PART I. FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements                             3

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk             21


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                              22

Item 4.        Submission of Matters to a Vote of Security Holders                    23

Item 6.        Exhibits and Reports on Form 8-K                                       23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               BSQUARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                June 30,     December 31,
                                                                  2000           1999
                                                               ---------     ------------
                                                              (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                   $  56,608       $ 55,604
   Short-term investments                                         23,165         27,368
   Accounts receivable, net                                        6,270          4,302
   Deferred income tax asset                                         197          1,035
   Prepaid expenses and other current assets                       1,072            883
                                                               ---------       --------
            Total current assets                                  87,312         89,192
Furniture, equipment and leasehold improvements, net               5,638          7,238
Intangible assets, net                                            19,376             --
Deposits and other assets                                          1,416            212
                                                               ---------       --------
            Total assets                                       $ 113,742       $ 96,642
                                                               =========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $     380       $    654
   Accrued expenses                                                7,838          5,733
   Deferred revenue                                                6,046          1,130
                                                               ---------       --------
            Total current liabilities                             14,264          7,517
                                                               ---------       --------

Shareholders' equity:
   Blue Water Systems, Inc. Series A Preferred
      stock, no par value: authorized 500,000
      shares, no shares issued outstanding as of
      June 30, 2000 and 46,246 shares issued and
      outstanding as of December 31, 1999                             --            250
   Common stock, no par value: authorized
      50,000,000 shares,  33,481,045 shares issued
      and outstanding as of June 30, 2000 and
      32,509,978 issued and outstanding as of
      December 31, 1999                                          102,638         90,845
   Deferred stock option compensation                               (550)          (868)
   Cumulative foreign currency translation adjustment                (43)           (15)
   Accumulated deficit                                            (2,567)        (1,087)
                                                               ---------       --------
               Total shareholders' equity                         99,478         89,125
                                                               ---------       --------
               Total liabilities and shareholders' equity      $ 113,742       $ 96,642
                                                               =========       ========


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                            Three Months          Six Months
                                                           Ended June 30,        Ended June 30,
                                                        -------------------   -------------------
                                                          2000        1999      2000        1999
                                                        --------    -------   --------    -------
                                                                        (unaudited)
Revenue:
    Service                                             $ 14,195    $ 9,525   $ 26,479    $18,087
    Product                                                1,505        569      2,513      1,174
                                                        --------    -------   --------    -------
          Total revenue                                   15,700     10,094     28,992     19,261
                                                        --------    -------   --------    -------
Cost of revenue:
    Service                                                6,907      4,632     13,104      8,740
    Product                                                  514         62        666        139
                                                        --------    -------   --------    -------
          Total cost of revenue                            7,421      4,694     13,770      8,879
                                                        --------    -------   --------    -------
            Gross profit                                   8,279      5,400     15,222     10,382
                                                        --------    -------   --------    -------
Operating expenses:
   Research and development                                2,201      1,659      4,245      3,301
   Selling, general and administrative                     4,354      2,835      7,874      5,337
   Acquired in-process research and development            4,100         --      4,100         --
   Amortization of intangible assets                         350         --        350         --
   Amortization of deferred stock option compensation        147        176        318        294
                                                        --------    -------   --------    -------
            Total operating expenses                      11,152      4,670     16,887      8,932
                                                        --------    -------   --------    -------
            Income (loss) from operations                 (2,873)       730     (1,665)     1,450

Other income (expense), net:
      Interest income, net                                 1,008         80      1,834        133
      Acquisition related expenses                            --         --       (620)        --
                                                        --------    -------   --------    -------
Income (loss) before income taxes                         (1,865)       810       (451)     1,583
Provision for income taxes                                   610        368      1,029        712
                                                        --------    -------   --------    -------
            Net income (loss)                           $ (2,475)   $   442   $ (1,480)   $   871
                                                        ========    =======   ========    =======
Basic earnings (loss) per share                         $  (0.07)   $  0.02   $  (0.05)   $  0.04
                                                        ========    =======   ========    =======
Weighted average shares outstanding used to compute
  basic earnings (loss) per share                         33,076     18,476     32,821     18,467
                                                        ========    =======   ========    =======
Diluted earnings (loss) per share                       $  (0.07)   $  0.02   $  (0.05)   $  0.03
                                                        ========    =======   ========    =======
Weighted average shares outstanding used to compute
  diluted earnings (loss) per share                       33,076     29,145     32,821     28,945
                                                        ========    =======   ========    =======


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Six Months Ended
                                                                             June 30,
                                                                     ----------------------
                                                                       2000           1999
                                                                     --------       -------
                                                                           (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                 $ (1,480)      $   871
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                  1,488         1,094
         Acquired in-process research and development                   4,100            --
         Deferred income taxes                                            839          (581)
         Amortization of deferred stock option compensation               318           294
         Changes in operating assets and liabilities, net
           of effects from acquisition:
           Accounts receivable                                         (1,682)          922
           Prepaid expenses and other current assets                      108           (54)
           Deposits and other assets                                       40          (315)
           Accounts payable and accrued expenses                        2,491           853
           Deferred revenue                                             4,855           482
                                                                     --------       -------
            Net cash provided by operating activities                  11,077         3,566
                                                                     --------       -------

Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold                       (597)       (1,070)
      improvements
   Maturity of short-term investments, net                              4,203         1,582
   Purchase of Mainbrace Corporation, net of cash acquired            (14,294)           --
   Purchase of an investment                                           (1,250)           --
                                                                     --------       -------

            Net cash (used in) provided by investing activities       (11,938)          512
                                                                     --------       -------

Cash flows from financing activities:
   Payments on long-term obligations                                       (6)          (82)
   Net proceeds from issuance of BlueWater Systems
      Series A Preferred Stock                                            527           250
   Proceeds from exercise of stock options, warrants
      and employee stock purchase plan                                  1,366             6
   Deferred financing costs                                                --           (25)
                                                                     --------       -------
            Net cash provided by financing activities                   1,887           149
Effect of exchange rate changes on cash                              --------       -------
                                                                          (22)          (46)
                                                                     --------       -------
            Net increase in cash and cash equivalents                   1,004         4,181

Cash and cash equivalents, beginning of period                         55,604         5,474
                                                                     --------       -------
Cash and cash equivalents, end of period                             $ 56,608       $ 9,655
                                                                     ========       =======


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      BASIS OF PRESENTATION

          The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the "Company" or "BSQUARE") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2000, its operating results and cash flows for the three and six-months ended June 30, 2000 and 1999. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2.      ACQUISITIONS

BLUEWATER SYSTEMS, INC.

        On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington is dedicated to the design of software development tool kits and system integration services for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. The consolidated financial statements of BSQUARE have been restated for all periods prior to the merger to include the accounts and operations of BlueWater Systems, Inc. In connection with the acquisition, the Company incurred $620,000 ($515,000 after taxes, or $0.02 per diluted share) of acquisition-related costs which were charged to operations in the first quarter of 2000.

        The following table presents a reconciliation of revenue and net income previously reported by BSQUARE to those presented in the accompanying condensed consolidated financial statements:

                                          Three Months     Six Months
                                         Ended June 30,   Ended June 30,
                                              1999             1999
                                         --------------   --------------
                                                (in thousands)
        Revenue:
            BSQUARE Corporation              $ 9,734          $18,543
            BlueWater Systems, Inc.              360              718
                                             -------          -------
                 Combined                    $10,094          $19,261
                                             =======          =======

        Net income:
            BSQUARE Corporation              $   434          $   866
            BlueWater Systems, Inc.                8                5
                                             -------          -------
                 Combined                    $   442          $   871
                                             =======          =======

MAINBRACE CORPORATION

        On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock, and approximately $10.8 million in cash. Additionally, the Company assumed Mainbrace's outstanding vested and unvested employee stock options, which were converted into the right to acquire approximately 173,000 shares of the Company's common stock. The Mainbrace options assumed by the Company had a fair market value of approximately $552,000.

        A summary of the purchase price paid in connection with the acquisition is as follows:

                                                              (in thousands)
        Cash                                                     $10,800
        Stock and stock options                                    9,650
        Direct acquisition costs                                     347
        Other acquisition costs                                    2,840
        Net deferred tax liability                                   319
        Assumed debt                                                 900
                                                                 -------
                Total                                            $24,856
                                                                 =======

    The purchase price was allocated as follows:

                                                              (in thousands)
        Working capital acquired                                 $   871
        Equipment                                                    160
        Goodwill                                                  16,885
        Intangible assets                                          2,840
        In-process research and development                        4,100
                                                                 -------
                Total                                            $24,856
                                                                 =======

        The excess of consideration paid over the fair value of the net assets acquired will be recorded as goodwill and other intangible assets, and will be amortized over periods ranging from two to seven years.

        In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, has been recorded as a charge to expense in the second quarter of 2000 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

        The following table presents unaudited pro forma results of operations as if the acquisition of Mainbrace had occurred at the beginning of each of the periods presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                       Three Months              Six Months
                                                      Ended June 30,            Ended June 30,
                                                    2000         1999         2000         1999
                                                  --------     --------     --------     --------
                                                                  (in thousands)
        Revenue                                   $ 16,134     $ 10,692     $ 30,779     $ 20,454
                                                  ========     ========     ========     ========
        Net loss                                    (2,191)      (1,620)      (1,840)        (914)
                                                  ========     ========     ========     ========
        Net loss per share (basic and diluted)    $  (0.07)    $  (0.09)    $  (0.06)    $  (0.05)
                                                  ========     ========     ========     ========

3.      COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income (loss) consist of the following:

                                                     Three Months           Six Months
                                                    Ended June 30,         Ended June 30,
                                                    2000       1999       2000       1999
                                                   -------     -----     -------     -----
                                                                  (in thousands)
        Net income (loss)                          $(2,475)    $ 442     $(1,480)    $ 871
        Foreign currency translation adjustment         (7)      (86)        (28)      (56)
                                                   -------     -----     -------     -----
        Comprehensive income (loss)                $(2,482)    $ 356     $(1,508)    $ 815
                                                   =======     =====     =======     =====


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

        To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the bundling of our software on their intelligent computing devices and, more recently, from the license to them of software products contained in our intelligent computing device integration tool kits.

        In January 2000, we acquired BlueWater Systems, Inc., a privately held designer of software development tools for the creation of Windows-based intelligent computing devices. The transaction was accounted for using the pooling-of-interests method of accounting. All of our financial data presented in the condensed consolidated financial statements and results of operations have been restated to include the historical financial information of BlueWater as if it had always been a part of BSQUARE.

        On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. The financial data presented in the condensed consolidated financial statements include the results of operations of Mainbrace Corporation beginning on May 25, 2000.


MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

        For the six months ended June 30, 2000 and 1999, approximately 70% and 85% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. We anticipate that we will continue to receive a substantial portion of our revenue from the provision of services to Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

                              RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the three and six- month periods ended June 30, 2000 and 1999. Our historical operating results are not necessarily indicative of the results for any future period.

                                                             Three Months          Six Months
                                                            Ended June 30,        Ended June 30,
                                                           ----------------      ----------------
                                                           2000        1999      2000        1999
                                                           ----        ----      ----        ----
Revenue:
    Service                                                  90%        94%        91%        94%
    Product                                                  10          6          9          6
                                                           ----        ---       ----        ---
          Total revenue                                     100        100        100        100
                                                           ----        ---       ----        ---

Cost of revenue:
    Service                                                  44         46         45         45
    Product                                                   3          1          2          1
                                                           ----        ---       ----        ---
          Total cost of revenue                              47         47         47         46
                                                           ----        ---       ----        ---
            Gross margin                                     53         53         53         54
                                                           ----        ---       ----        ---

Operating expenses:
   Research and development                                  14         16         15         17
   Selling, general and administrative                       28         28         28         27
   Acquired in process research and development              26         --         14         --
   Amortization of intangible assets                          2         --          1         --
   Amortization of deferred stock option compensation         1          2          1          2
                                                           ----        ---       ----        ---
            Total operating expenses                         71         46         59         46
                                                           ----        ---       ----        ---

            Income (loss) from operations                   (18)         7         (6)         8
                                                           ----        ---       ----        ---

Interest income (expense), net:
   Interest income, net                                       6          1          6         --
   Merger related expenses                                   --         --         (2)        --
                                                           ----        ---       ----        ---
Income (loss) before income taxes                           (12)         8         (2)         8
Provision for income taxes                                    4          4          3          3
                                                           ----        ---       ----        ---
            Net income (loss)                               (16)%        4%        (5)%        5%
                                                           ====        ===       ====        ===


REVENUE

        Revenue consists of service and product revenue, which includes software license fees and royalties. Total revenue for the quarter ended June 30, 2000 increased 56% to $15.7 million, from $10.1 million for the same period in 1999. Total revenue for the six-month period ended June 30, 2000 increased 51% to $29.0 million, from $19.3 million for the same period in 1999. The increase in total revenue for 2000 over 1999 resulted from an increase in number and scope of professional service projects as well as an increase in product revenue. Microsoft accounted for 60% and 95% of revenue for the second quarter ended June 30, 2000 and 1999, respectively. For the six-month periods, Microsoft accounted for 68% and 85%, of revenue for 2000 and 1999, respectively. The decrease in the percentage of revenue derived from Microsoft decreased in 2000 over 1999 due to the signing of silicon vendors under the Porting Partner Agreement and the growth in services provided to non-tools customers.

        Revenue outside of the U.S. totaled $2.3 million and $131,000 for the three months ended June 30, 2000 and 1999, respectively, and totaled $3.5 million and $271,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in international revenue in 2000 over 1999 was due to an increase in both services and products sold to international OEM customers.

        SERVICE REVENUE. For the three months ended June 30, 2000, service revenue increased 49% to $14.2 million, from $9.5 million for the same period in 1999. Service revenue was $26.5 million for the six months ended June 30, 2000 compared to $18.1 million for the same period in 1999, a 46% increase. The increase in 2000 over 1999 was due to a continued increase in the number and size of consulting service projects.

        PRODUCT REVENUE. Product revenue increased 164% to $1.5 million for the three months ended June 30, 2000, from $569,000 for the same period in 1999. For the six month period ended June 30, 2000, product revenue was $2.5 million compared to $1.2 million for the same period in 1999, a 114% increase. The increase in product sales was due to increases in sales of the CE Validator quality assurance test suite, strategic alliance third-party products and royalty income. As a percentage of total revenue, product revenue increased to 10% of revenue for the quarter ended June 30, 2000 versus 6% for the same period last year.

COST OF REVENUE

        COST OF SERVICE REVENUE. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 49% to $6.9 million for the three months ended June 30, 2000, from $4.6 million for the same period in 1999. For the six month period ended June 30, 2000, cost of service revenue was $13.1 million compared to $8.7 million for the same period in 1999, a 50% increase. Cost of service revenue increased in absolute dollars due to hiring and training of additional employees to support an increased number of consulting projects. At June 30, 2000 and 1999, we had approximately 284 and 209 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 49% for both three-month periods ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, cost of service revenue as a percentage of related service revenue was 49% and 48%, respectively. The increase in cost of service revenue as a percentage of the related service revenue in 2000 was primarily the result of an increase in software engineering compensation due to competitive employee recruiting and retention pressures in the greater-Seattle area.

        COST OF PRODUCT REVENUE. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 729% to $514,000 for the three months ended June 30, 2000, from $62,000 for the three months ended June 30, 1999. As a percent of product revenue, cost of product sales was 34% for the three months ended June 30, 2000 and 11% for the same period in 1999. For the six month period ended June 30, 2000, cost of product revenue was $666,000, compared to $139,000 for the same period in 1999, a 379% increase. As a percent of product revenue, cost of product sales was 27% for the six months ended June 30, 2000 and 12% for the same period in 1999. The increase in cost of product sales as a percent of related product revenue relates to an increase in sales of third-party products in 2000 over 1999.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 33% to $2.2 million for the three months ended June 30, 2000, from $1.7 million for the three months ended June 30, 1999. For the six month period ended June 30, 2000, research and development costs were $4.2 million, compared to $3.3 million for the same period in 1999, a 29% increase. These increases were due to an increase in the number of software developers and quality assurance personnel hired to expand our product offerings and to support development and testing activities. Research and development expenses represented 14% and 16% of our total revenue for the three months ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, research and development represented 15% and 17%, of total revenue, respectively. The decrease in research and development expenses as a percentage of total revenue for each of the periods presented for 2000 over the respective periods in 1999, reflects the more rapid increase of our revenue compared to the growth in research and development. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand our market position.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 54% to $4.4 million for the three months ended June 30, 2000, from $2.8 million for the same period in 1999. For the six month period ended June 30, 2000, selling, general and administrative expenses were $7.9 million compared to $5.3 million for the same period in 1999, a 48% increase. This increase resulted primarily from our investment in sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, corporate advertising, as well as annual reporting and other costs associated with having become a public company. Selling, general and administrative expenses were 28% of our total revenue for each of the three-month periods ended June 30, 2000 and 1999. For the six-month periods ended June 30, 2000 and 1999, these expenses represented 28% and 27% of total revenue, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

        ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND AMORTIZATION OF INTANGIBLE ASSETS. On May 24, 2000, we acquired Mainbrace Corporation, a leading IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Mainbrace's operations are included in our consolidated financial statements since the date of acquisition.

        The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $16.9 million was allocated to goodwill and other intangible assets and $1.0 million was allocated to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets will be amortized over their estimated future lives, two to seven years. We anticipate that future amortization of intangible assets will approximate $1.1 million per quarter.

        AMORTIZATION OF DEFERRED STOCK OPTION COMPENSATION. We recorded amortization of deferred stock option compensation of $147,000 for the three months ended June 30, 2000 and $176,000 for the same period in 1999. For the six-month periods ended June 30, 2000 and 1999, we recorded $318,000 and $294,000, respectively. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

OTHER INCOME (EXPENSE), NET

        Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $1.1 million for the three months ended June 30, 2000 and $79,000 for the three months ended June 30, 1999. For the six-month periods ended June 30, 2000 and 1999, interest income, net was $1.8 million and $133,000, respectively. The increase resulted from higher average cash, cash equivalent and short-term investment balances in 2000 over 1999.

        In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company incurred $620,000 ($515,000 after taxes, or $0.01 per diluted share) of acquisition-related costs which were charged to operations during the three months ended June 30, 2000.

PROVISION FOR INCOME TAXES.

        Our provision for federal, state and international income taxes was $610,000 for the three months ended June 30, 2000, compared to $368,000 for the three months ended June 30, 1999, yielding effective rates of (33)% during that period in 2000 and 45% during that period in 1999. The provision for income taxes was $1.0 million for the six months ended June 30, 2000 and $712,000 for the six months ended June 30, 1999, yielding an effective rate of (229)% and 45%, respectively. The effective rate in 2000 was positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, and was negatively impacted by the non-deductibility of in-process research and development and amortization of intangible assets. The effective tax rate in 1999 was negatively impacted by the non-deductibility of the losses generated by international operations.


                         LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, we had $79.8 million of cash, cash equivalents and short-term investments. This represents a decrease of $3.2 million over December 31, 1999. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. Our working capital at June 30, 2000 was $73.0 million compared to $81.7 million at December 31, 1999.

        Our operating activities resulted in net cash inflows of $11.1 million for the six months ended June 30, 2000 and $3.6 million for the same period in 1999. Cash provided by operating activities resulted primarily from income from operations (excluding acquired in-process research and development and amortization of intangible assets) and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

        Investing activities used $11.9 million for the six months ended June 30, 2000, compared to providing $512,000 of cash for the six months ended June 30, 1999. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $1.3 million use of cash for the purchase of an investment and $597,000 of capital equipment purchases. Investing activities in 1999 included $1.6 million maturity of short-term investments and an $1.1 million in capital equipment purchases.

        Financing activities generated $1.9 million for the six months ended June 30, 2000, due to $1.4 million in proceeds from issuance of shares under the Employee Stock Purchase Plan and stock options and the exercise of warrants by former BlueWater Systems, Inc. Series A Preferred shareholders. Financing activities generated $149,000 for the same period in 1999, due primarily to the net proceeds from issuance of the BlueWater Systems Inc. Series A Preferred stock, offset by payments on long-term obligations.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank's prime rate, which was 9.5% at July 12, 2000. The facility expires in July 2001. The agreement, under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2000, and at that time there were no borrowings outstanding under this credit facility.

        As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. In October 1999, we began leasing approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease, which expires in 2009. The annual cost of this lease is approximately $3.0 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

        We currently anticipate that we will continue to experience significant increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, increase research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe that we will be able to meet our anticipated cash needs after that time from cash generated from operations and do not currently anticipate the need to raise additional capital. If we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

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

        In December 1999, SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the year ended December 31, 2000. We are currently reviewing the requirements of SAB 101 and assessing its impact on our financial statements.

        In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development cost in quarters beginning after June 30, 2000. We have not yet determined the impact, if any, this issue will have on our operations.

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

        - underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

        - varying customer-buying patterns which are often influenced by year-end budgetary pressures.

        In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

THE MAJORITY OF OUR REVENUE, INCLUDING 68% OF OUR TOTAL REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2000, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

        For the year ended December 31, 1999 and for the six months ended June 30, 2000, approximately 84% and 68% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2000, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 160 of our 370 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278.

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

OUR SIX-YEAR OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS, AND WE CANNOT ASSURE YOU THAT OUR REVENUE GROWTH RATE WILL NOT DECLINE OR THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to June 2000, we grew from 21 employees to 459 employees, and we expect rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

        In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 1999 and for the six months ended June 30, 2000, less than 1% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

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

        Software and hardware components as complex as those needed for intelligent computing devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our software products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed which may result in lost revenue. Moreover, errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

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

IT MIGHT BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

        Certain provisions of our amended and restated articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, as of this year's annual meeting of shareholders, our board of directors was divided into three classes. The directors in each class will serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors.

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

        Foreign Currency Risk. Currently, the majority of our sales and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended June 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

        Investment Risk. The Company has an investment in voting capital stock of a privately-held, technology company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method since ownership is less than 20% and the Company does not have significant influence. The securities do not have a quoted market price. The Company's policy is to regularly review the operating performance in assessing the carrying value of the investment.

        The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Since April 1, 2000, the Company has issued unregistered securities as follows:

        On May 25, 2000, the Company issued 627,334 shares of its common stock in connection with the acquisition of Mainbrace Corporation. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

(d) Our registration statement (No. 333-85351) under the Securities Act of 1933, as amended, for our initial public offering of common stock became effective on October 19, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $5.6 million, were approximately $54.4 million. From the time of receipt through June 30, 2000, the proceeds were applied as follows:

        -  $315,000 was applied to repay long term debt obligations.

        - $5 million was allocated towards leasehold improvements associated with our principal administrative, sales, marketing, support and research and development facilities.

        -  $14.3 million was used in the acquisition of Mainbrace Corporation.

        The remaining proceeds are being held as cash, cash equivalents and short-term investments.

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

NOMINEE                                                 FOR        WITHHELD
-------                                             ----------     --------
William T. Baxter                                   26,650,980      31,838
Albert T. Dosser                                    25,650,880      31,938
Scot. E. Land                                       25,650,665      32,153
David M. Moore                                      25,649,880      32,938
Jeffrey T. Chambers                                 25,650,365      32,453
William L. Larson                                   25,650,080      32,738

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

(a)     Exhibits

                3.1   Amended and Restated Articles of Incorporation

               11.1   Statement re: computation of net income per share

               27.1   Financial Data Schedule

(b) Reports on Form 8-K

        On May 23, 2000, the Company filed a Form 8-K under Item 5 announcing that the Company entered into a definitive agreement to acquire Mainbrace Corporation, a California corporation, pursuant to an Agreement and Plan of Merger dated as of May 10, 2000.

        On June 7, 2000, the Company filed a Form 8-K/A under Item 2, amending the form 8-K filed on May 23, 2000, to announce that on May 24, 2000 the Company completed its acquisition of Mainbrace Corporation

        On July 19, 2000, the Company filed a report on Form 8-K/A pursuant to
Item 7, amending the Form 8-K filed on May 23, 2000 to include financial statements and pro forma financial information in connection with its acquisition of Mainbrace Corporation.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BSQUARE CORPORATION
                                                   (Registrant)

                                                  Brian V. Turner
                                   --------------------------------------------
Date:  August 7, 2000                             Brian V. Turner
                                       Senior Vice President of Operations,
                                       Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)

                               BSQUARE CORPORATION

                                INDEX TO EXHIBITS



    EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                              EXHIBIT
REGULATION S-K)                            DESCRIPTION
---------------                            -----------
      3.1           Amended and Restated Articles of Incorporation.

     11.1           Statement re: computation of net income per share.

     27.1           Financial Data Schedule.