Form 10-Q
period 2000-09-30
BSQUARE CORP /WA
filed 2000-11-07
CIK 1054721

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

           For the Transition Period from __________ to ____________ .

                        Commission File Number: 000-27687

                             -----------------------

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


        As of November 1, 2000, there were 33,753,453 shares of the registrant's common stock outstanding.


================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2000

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                       3

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       22


PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                        23

Item 5.    Other Information                                                23

Item 6.    Exhibits and Reports on Form 8-K                                 23

PART I. FINANCIAL INFORMATION

ITEM 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               BSQUARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                             September 30,    December 31,
                                                                 2000            1999
                                                             -------------    ------------
                                                              (unaudited)

                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $  48,573       $  55,604
   Short-term investments                                          28,236          27,368
   Accounts receivable, net                                         8,515           4,302
   Deferred income tax asset                                          949           1,035
   Prepaid expenses and other current assets                        2,046             883
                                                                ---------       ---------
            Total current assets                                   88,319          89,192
Furniture, equipment and leasehold improvements, net                5,525           7,238
Intangible assets, net                                             23,274              --
Deposits and other assets                                           1,271             212
                                                                ---------       ---------
            Total assets                                        $ 118,389       $  96,642
                                                                =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $     615       $     654
   Accrued expenses                                                 9,698           5,733
   Deferred revenue                                                 4,470           1,130
                                                                ---------       ---------
            Total current liabilities                              14,783           7,517
                                                                ---------       ---------

Long-term debt                                                        419              --

Shareholders' equity:
   Blue Water Systems, Inc. Series A Preferred
      stock, no par value: authorized 500,000
      shares, no shares issued outstanding as of
      September 30, 2000 and 46,246 shares issued                      --             250
      and outstanding as of December 31, 1999
   Common stock, no par value: authorized
      50,000,000 shares,  33,481,045 shares issued
      and outstanding as of September 30, 2000 and
      32,509,978 shares issued and outstanding as                 104,982          90,845
      of December 31, 1999
   Deferred stock option compensation                                (421)           (868)
   Cumulative foreign currency translation adjustment                 (78)            (15)
   Accumulated deficit                                             (1,296)         (1,087)
                                                                ---------       ---------
               Total shareholders' equity                         103,187          89,125
                                                                ---------       ---------
               Total liabilities and shareholders' equity       $ 118,389       $  96,642
                                                                =========       =========


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               Three  Months               Nine Months
                                                           Ended September 30,         Ended September 30,
                                                           --------------------      ----------------------
                                                             2000        1999          2000          1999
                                                           -------      -------      --------       -------
                                                                             (unaudited)
Revenue:
    Service                                                $14,951      $ 9,829      $ 41,430       $27,916
    Product                                                  1,690          620         4,203         1,794
                                                           -------      -------      --------       -------
          Total revenue                                     16,641       10,449        45,633        29,710
                                                           -------      -------      --------       -------
Cost of revenue:
    Service                                                  7,410        4,868        20,514        13,608
    Product                                                    381          120         1,047           259
                                                           -------      -------      --------       -------
          Total cost of revenue                              7,791        4,988        21,561        13,867
                                                           -------      -------      --------       -------
            Gross profit                                     8,850        5,461        24,072        15,843
                                                           -------      -------      --------       -------

Operating expenses:
   Research and development                                  2,417        1,689         6,663         4,990
   Selling, general and administrative                       4,371        3,169        12,244         8,506
   Acquired in-process research and development                 --           --         4,100            --
   Amortization of intangible assets                         1,111           --         1,461            --
   Amortization of deferred stock option compensation          129          143           447           437
                                                           -------      -------      --------       -------
            Total operating expenses                         8,028        5,001        24,915        13,933
                                                           -------      -------      --------       -------
            Income (loss) from operations                      822          460          (843)        1,910

Other income (expense), net:
      Interest income, net                                     828           83         2,661           216
      Acquisition related expenses                              --           --          (620)           --
                                                           -------      -------      --------       -------
Income before income taxes                                   1,650          543         1,198         2,126
Provision for income taxes                                     398          165         1,426           877
                                                           -------      -------      --------       -------
            Net income (loss)                              $ 1,252      $   378      $   (228)      $ 1,249
                                                           =======      =======      ========       =======
Basic earnings (loss) per share                            $  0.04      $  0.02      $  (0.01)      $  0.06
                                                           =======      =======      ========       =======
Weighted average shares outstanding used to
   compute basic earnings (loss) per share                  33,605       18,844        33,082        18,594
                                                           =======      =======      ========       =======
Diluted earnings (loss) per share                          $  0.03      $  0.01      $  (0.01)      $  0.04
                                                           =======      =======      ========       =======
Weighted average shares outstanding used to
   compute diluted earnings (loss) per share                36,222       29,800        33,082        28,806
                                                           =======      =======      ========       =======


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                            -------------------------
                                                                2000           1999
                                                            -----------      --------
                                                                    (unaudited)
Cash flows from operating activities:
   Net income (loss)                                          $   (228)      $  1,249
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                           3,404          1,687
         Acquired in-process research and development            4,100             --
         Deferred income taxes                                   1,069           (909)
         Amortization of deferred stock option
           compensation                                            447            437
         Changes in operating assets and liabilities,
           net of effects from acquisitions:
           Accounts receivable                                  (3,005)          (776)
           Prepaid expenses and other current assets               238           (188)
           Deposits and other assets                              (334)          (239)
           Accounts payable and accrued expenses                 3,063          1,999
           Deferred revenue                                      3,279          1,071
                                                              --------       --------
            Net cash provided by operating activities           12,033          4,331
                                                              --------       --------
Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold                (835)        (2,032)
      improvements
   Purchases of short-term investments, net                       (867)        (1,417)
   Purchase of Mainbrace Corporation, net of cash
      acquired                                                 (14,294)            --
   Acquisition of businesses, net of cash acquired              (3,764)            --
   Purchase of an investment                                    (1,250)            --
                                                              --------       --------
            Net cash used in investing activities              (21,010)        (3,449)
                                                              --------       --------

Cash flows from financing activities:
   Payments on long-term obligations                                --           (122)
   Net proceeds from issuance of BlueWater Systems
      Series A Preferred Stock                                     527            250
   Net proceeds from sale of common stock                           --         18,689
   Proceeds from exercise of stock options, warrants and
      employee stock purchase plan                               1,461             41
   Deferred financing costs                                         (6)           (25)
                                                              --------       --------
            Net cash provided by financing activities            1,982         18,833
                                                              --------       --------
Effect of exchange rate changes on cash                            (36)           (30)
                                                              --------       --------
            Net increase (decrease) in cash and cash
               equivalents                                      (7,031)        19,685
Cash and cash equivalents, beginning of period                  55,604          5,474
                                                              --------       --------
Cash and cash equivalents, end of period                      $ 48,573       $ 25,159
                                                              ========       ========


            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the "Company" or "BSQUARE") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at September 30, 2000, its operating results and cash flows for the three and nine months ended September 30, 2000 and 1999. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1999 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements have been prepared to give retroactive effect to the merger with BlueWater Systems, Inc. in January 2000. The condensed consolidated financial statements have been restated for all periods presented as if BlueWater Systems had always been combined.

2. ACQUISITIONS

BLUEWATER SYSTEMS, INC.

        On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington is dedicated to the design of software development tool kits and system integration services for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. In connection with the acquisition, the Company incurred $620,000 of acquisition-related costs, which were charged to operations in the first quarter of 2000.

        The following table presents a reconciliation of revenue and net income previously reported by BSQUARE to those presented in the accompanying condensed consolidated financial statements:

                                            Three Months              Nine Months
                                         Ended September 30,     Ended September 30,
                                                1999                     1999
                                         -------------------     -------------------
                                                        (in thousands)
        Revenue:
            BSQUARE Corporation                $10,033                  $28,576
            BlueWater Systems, Inc.                416                    1,134
                                               -------                  -------
                         Combined              $10,449                  $29,710
                                               =======                  =======
        Net income:
            BSQUARE Corporation                $   262                  $ 1,128
            BlueWater Systems, Inc.                116                      121
                                               -------                  -------
                         Combined              $   378                  $ 1,249
                                               =======                  =======

MAINBRACE CORPORATION

        On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock, and approximately $10.8 million in cash. Additionally, the Company assumed Mainbrace's outstanding vested and unvested employee stock options, which were converted into the right to acquire approximately 173,000 shares of the Company's common stock. The Mainbrace stock options assumed by the Company had a fair market value of approximately $552,000.

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
                                                  =======


        The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill and other intangible assets, and will be amortized over periods ranging from two to seven years. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, has been recorded as a charge to expense in the second quarter of 2000 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

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

                                                Three Months                  Nine Months
                                            Ended September 30,           Ended September 30,
                                           ----------------------       -----------------------
                                             2000          1999           2000           1999
                                           --------      --------       --------       --------
                                                              (in thousands)
        Revenue                            $ 16,641      $ 11,389       $ 47,420       $ 31,842
                                           ========      ========       ========       ========
        Net income (loss)                     1,252          (630)          (939)        (2,250)
                                           ========      ========       ========       ========
        Net income (loss) per diluted      $   0.03      $  (0.02)      $  (0.03)      $  (0.13)
                                           ========      ========       ========       ========

        BSQUARE has made two additional acquisitions accounted for as purchases. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the effective date of their acquisition.

        For all purchase transaction which have occurred during 2000, the Company is still refining its purchase price allocation and there may be some resulting adjustments in future periods.


3. COMPREHENSIVE INCOME (LOSS)

        Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, but excluding transactions resulting from investments by owners and distributions to owners. The differences between net income and comprehensive income for BSQUARE results from foreign currency translation adjustments.

        Components of comprehensive income (loss) consist of the following:

                                                        Three Months               Nine Months
                                                     Ended September 30,       Ended September 30,
                                                     -------------------       -------------------
                                                      2000         1999        2000         1999
                                                     -------       -----       -----       ------
                                                                     (in thousands)
        Net income (loss)                            $ 1,252       $ 378       $(228)      $1,249
        Foreign currency translation adjustment          (63)        (47)        (35)          19
                                                     -------       -----       -----       ------
                 Comprehensive income (loss)         $(1,189)      $ 331       $(263)      $1,268
                                                     =======       =====       =====       ======


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

        To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the license of our software on their intelligent computing devices and, more recently, from the sale to them of software products contained in our intelligent computing device integration tool kits.

        On January 5, 2000, we acquired BlueWater Systems, Inc., a privately held designer of software development tools for the creation of Windows-based intelligent computing devices. The transaction was accounted for using the pooling-of-interests method of accounting. All of our financial data presented in the consolidated financial statements and results of operations have been restated to include the historical financial information of BlueWater Systems, Inc. as if it had always been a part of BSQUARE.

        On May 24, 2000, we acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, is an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, web-enabled phones, wireless thin clients and electronic book readers. The financial data presented in the consolidated financial statements include the results of operations of Mainbrace Corporation beginning on May 25, 2000.


MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

        For the nine months ended September 30, 2000 and 1999, approximately 60% and 85% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2001, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

                              RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the three and nine-month periods ended September 30, 2000 and 1999. Our historical operating results are not necessarily indicative of the results for any future period.

                                                            Three Months          Nine Months
                                                         Ended September 30,  Ended September 30,
                                                         -------------------  -------------------
                                                           2000      1999      2000        1999
                                                           ----      ----      ----        ----
Revenue:
    Service                                                 90%       94%        91%        94%
    Product                                                 10         6         10          6
                                                           ---       ---       ----        ---
          Total revenue                                    100       100        100        100
                                                           ---       ---       ----        ---
Cost of revenue:
    Service                                                 45        47         45         46
    Product                                                  2         1          2          1
                                                           ---       ---       ----        ---
          Total cost of revenue                             47        48         47         47
                                                           ---       ---       ----        ---
            Gross margin                                    53        52         53         53
                                                           ---       ---       ----        ---
Operating expenses:
   Research and development                                 14        16         15         17
   Selling, general and administrative                      26        31         27         28
   Acquired in-process research and development (1)         --        --          9         --
   Amortization of intangible assets (2)                     7        --          3         --
   Amortization of deferred stock option compensation        1         1          1          2
                                                           ---       ---       ----        ---
            Total operating expenses                        48        48         55         47
                                                           ---       ---       ----        ---
            Income (loss) from operations                    5         4         (2)         6
                                                           ---       ---       ----        ---
Interest income (expense), net:
   Interest income, net                                      5         1          6          1
   Merger related expenses (2)                              --        --         (1)        --
                                                           ---       ---       ----        ---
Income (loss) before income taxes                           10         5          3          7
Provision for income taxes                                   2         1          4          3
                                                           ---       ---       ----        ---
            Net income (loss)                                8%        4%        (1)%        4%
                                                           ===       ===       ====        ===


(1) The condensed consolidated statements of operations for the nine month period ended September 30, 2000 includes a $4.1 million (9% of total revenue) charge for acquired in-process research and development costs associated with our purchase of Mainbrace Corporation in May 2000.

(2) The condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 include charges of $1.1 million (7% of total revenue) and $2.1 million (3% of total revenue), respectively in amortization of goodwill, as well as $620,000 (1% of total revenue), of merger related expenses associated with acquisition transactions occurring during 2000.

REVENUE

        Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue for the quarter ended September 30, 2000 increased 59% to $16.6 million, from $10.4 million for the same period in 1999. Total revenue for the nine-month period ended September 30, 2000 increased 54% to $45.6 million, from $29.7 million for the same period in 1999. The increase in total revenue for 2000 over 1999 resulted from an increase in number and scope of professional service projects as well as an increase in product revenue. Microsoft accounted for 46% and 60% of revenue for the third quarter ended September 30, 2000 and 1999, respectively. For the nine-month periods, Microsoft accounted for 60% and 85% of revenue for 2000 and 1999, respectively. The decrease in the percentage of revenue derived from Microsoft in 2000 over 1999 is due to the signing of silicon vendors under the Porting Partner Agreement and the growth in services provided to OEM customers. We expect that in future periods, the percentage of revenue derived from Microsoft will continue to decline.

        Revenue outside of the U.S. totaled $5.1 million and $399,000 for the three months ended September 30, 2000 and 1999, respectively, and totaled $8.7 million and $670,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in international revenue in 2000 over 1999 was due to an increase in both services and products sold to international porting partners and OEM customers located in Asia.

        SERVICE REVENUE. For the three months ended September 30, 2000, service revenue increased 52% to $15.0 million, from $9.8 million for the same period in 1999. Service revenue was $41.4 million for the nine months ended September 30, 2000 compared to $27.9 million for the same period in 1999, a 48% increase. The increase in 2000 over 1999 was due to a continued increase in the number and size of consulting service projects.

        PRODUCT REVENUE. Product revenue increased 173% to $1.7 million for the three months ended September 30, 2000, from $620,000 for the same period in 1999. For the nine-month period ended September 30, 2000, product revenue was $4.2 million compared to $1.8 million for the same period in 1999, a 134% increase. The increase in product sales was due to increases in sales of the CE Validator quality assurance test suite, and strategic alliance third-party products and an increase in royalty income. As a percentage of total revenue, product revenue increased to 10% of revenue for the quarter ended September 30, 2000 compared to 6% for the same period in 1999.

COST OF REVENUE

        COST OF SERVICE REVENUE. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 52% to $7.4 million for the three months ended September 30, 2000, from $4.9 million for the same period in 1999. For the nine-month period ended September 30, 2000, cost of service revenue was $20.5 million compared to $13.6 million for the same period in 1999, a 51% increase. Cost of service revenue increased in absolute dollars due to hiring and training of additional employees to support an increased number of consulting projects. At September 30, 2000 and 1999, we had approximately 287 and 215 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 50% for each of the three-month periods ended September 30, 2000 and 1999. For each of the nine-month periods ended September 30, 2000 and 1999, cost of service revenue as a percentage of related service revenue was 49%. Although cost of service revenue as a percentage of the related service revenue remained constant for each of the periods reported for 2000 and 1999, cost of service revenue may increase in future periods due to higher software engineering compensation due to continued competitive employee recruiting and retention pressures in the greater-Seattle and Silicon Valley areas.

        COST OF PRODUCT REVENUE. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 218% to $381,000 for the three months ended September 30, 2000, from $120,000 for the three months ended September 30, 1999. As a percentage of product revenue, cost of product sales was 23% for the three months ended September 30, 2000 and 19% for the same period in 1999. For the nine-month period ended September 30, 2000, cost of product revenue was $1.0 million, compared to $259,000 for the same period in 1999, a 304% increase. As a percentage of product revenue, cost of product sales was 25% for the nine months ended September 30, 2000 and 14% for the same period in 1999. The increase in cost of product sales as a percentage of related product revenue relates to an increase in sales of third-party products in 2000 over 1999.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 43% to $2.4 million for the three months ended September 30, 2000, from $1.7 million for the three months ended September 30, 1999. For the nine-month period ended September 30, 2000, research and development costs were $6.7 million, compared to $5.0 million for the same period in 1999, a 34% increase. These increases were due to an increase in the number of software developers and quality assurance personnel hired to expand our product offerings and to support development and testing activities. Research and development expenses represented 15% and 16% of our total revenue for the three months ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, research and development represented 14% and 17% of total revenue, respectively. The decrease in research and development expenses as a percentage of total revenue for each of the periods presented for 2000 over the respective periods in 1999 reflects the more rapid increase in our revenue compared to the growth in research and development expenses. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand our market position.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 37% to $4.4 million for the three months ended September 30, 2000, from $3.2 million for the same period in 1999. For the nine-month period ended September 30, 2000, selling, general and administrative expenses were $12.2 million compared to $8.5 million for the same period in 1999, a 44% increase. This increase resulted primarily from our investment in sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, corporate advertising, as well as annual reporting and other costs associated with having become a public company. Selling, general and administrative expenses were 26% of our total revenue for the three-month period ended September 30, 2000 and 31% for the same period in 1999. For the nine-month periods ended September 30, 2000 and 1999, these expenses represented 27% and 28% of total revenue, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

        ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND AMORTIZATION OF INTANGIBLE ASSETS. On May 24, 2000, we acquired Mainbrace Corporation, an IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Mainbrace's operations are included in our consolidated financial statements since the date of acquisition.

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

        During the three months ended September 30, 2000, we acquired two smaller companies for total consideration of $5.0 million. These acquisitions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair value of the acquired assets. In connection with these acquisitions, we recorded $4.1 million of goodwill and other intangible assets, which will be amortized over their useful lives, two to seven years.

        We anticipate that future amortization of intangible assets will approximate $1.4 million per quarter.

        AMORTIZATION OF DEFERRED STOCK OPTION COMPENSATION. We recorded amortization of deferred stock option compensation of $129,000 for the three months ended September 30, 2000 and $143,000 for the same period in 1999. For the nine-month periods ended September 30, 2000 and 1999, we recorded $447,000 and $437,000 in amortization of deferred stock option compensation, respectively. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

OTHER INCOME (EXPENSE), NET

        Interest income, net consists primarily of earnings on our cash, cash equivalents and short-term investment balances offset by interest expense associated with debt obligations. Interest income, net was $828,000 for the three months ended September 30, 2000 and $83,000 for the three months ended September 30, 1999. For the nine-month periods ended September 30, 2000 and 1999, interest income, net was $2.7 million and $216,000, respectively. The increase resulted from higher average cash, cash equivalent and short-term investment balances in 2000 over 1999.

        In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the nine months ended September 30, 2000.

PROVISION FOR INCOME TAXES

        Our provision for federal, state and international income taxes was $398,000 for the three months ended September 30, 2000, compared to $165,000 for the three months ended September 30, 1999, yielding an effective rate of 24% during that period in 2000 and 30% during that period in 1999. The provision for income taxes was $1.4 million for the nine months ended September 30, 2000 and $877,000 for the nine months ended September 30, 1999, yielding an effective rate of 119% and 41%, respectively. The effective rate in 2000 was positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but was negatively impacted by the non-deductibility of in-process research and development and amortization of intangible assets. The effective tax rate in 1999 was negatively impacted by the non-deductibility of the losses generated by international operations.

                         LIQUIDITY AND CAPITAL RESOURCES

        Since our inception through December 1999, we financed our operations and capital expenditures primarily through cash flows from operations. As of September 30, 2000, we had $76.8 million of cash, cash equivalents and short-term investments. This represents a decrease of $7.0 million from December 31, 1999. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. Our working capital at September 30, 2000 was $73.5 million compared to $81.7 million at December 31, 1999.

        Our operating activities resulted in net cash inflows of $12.0 million for the nine months ended September 30, 2000 and $4.3 million for the same period in 1999. Cash provided by operating activities resulted primarily from income from operations (excluding acquired in-process research and development and amortization of intangible assets) and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

        Investing activities used $21.0 million for the nine months ended September 30, 2000, compared to a use of $3.4 million of cash for the nine months ended September 30, 1999. Investing activities in 2000 included $14.3 million in net cash use in connection with the acquisition of Mainbrace Corporation, $3.8 million net cash use for the acquisition of other businesses, $1.3 million use of cash for the purchase of an investment and $835,000 of capital equipment purchases. Investing activities in 1999 included $1.4 million purchases of short-term investments and $2.0 million in capital equipment purchases.

        Financing activities generated $2.0 million for the nine months ended September 30, 2000, due to $1.5 million in proceeds from the issuance of shares under the Employee Stock Purchase Plan and stock options and the exercise of warrants by former BlueWater Systems, Inc. Series A Preferred shareholders. Financing activities generated $18.7 million for the same period in 1999, due primarily to the net proceeds from the sale of our common stock to Vulcan Ventures.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank's prime rate, which was 9.5% at October 16, 2000. The facility expires in July 2001. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2000, and at that time there were no borrowings outstanding under this credit facility.

        As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. In October 1999, we began leasing approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease, which expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. The annual cost of these leases is an aggregate of approximately $4.1 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

        We currently expect that we will continue to experience significant increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, increase research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. We believe that our existing cash and cash equivalents and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe that we will be able to meet our anticipated cash needs after that time from cash generated from operations and do not currently anticipate the need to raise additional capital. If we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not use derivative instruments, therefore the adoption of this statement is not expected to have any effect on our results of operations or financial position.

        In December 1999, SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," was issued. This pronouncement summarizes certain of the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 in the fourth quarter of 2000 with retroactive application to January 1, 2000. We believe we are in compliance with the requirements of SAB 101.

        In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," which provides guidance on when to capitalize versus expense costs incurred to develop a web site. We believe we are in compliance with the requirements of Issue No. 00-2.

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

        - adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE;

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

THE MAJORITY OF OUR REVENUE, INCLUDING 60% OF OUR TOTAL REVENUE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

        For the year ended December 31, 1999 and for the nine months ended September 30, 2000, approximately 85% and 60% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current renewable term of which concludes in July 2001, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 124 of our 400 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278.

IF THE MARKET FOR THE WINDOWS CE OPERATING SYSTEM FAILS TO DEVELOP FULLY OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR BUSINESS AND OPERATING RESULTS WILL BE MATERIALLY HARMED.

        Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because substantially all of our revenue for 1999 and the nine months ended September 30, 2000 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

        - Microsoft's development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

        - the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: VxWorks from WindRiver Systems Inc., pSOS from Integrated Systems, Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS used on 3Com Corporation's Palm devices and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

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

        - small- and medium-size engineering services; and

        - software and component distributors.

        As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. The barrier to entering the market as a provider of Windows-based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based intelligent computing device market and as new products and technologies are introduced.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE AND INCREASE OUR COSTS.

        If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for four patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around their patent. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent.

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

WE CANNOT ASSURE YOU THAT OUR REVENUE GROWTH RATE WILL NOT DECLINE OR THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

        The rate of growth of our revenue over the prior year was 217% from 1996 to 1997, 63% from 1997 to 1998, and 60% from 1998 to 1999. The rate of growth of our revenue over prior periods may continue to decline. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

        Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to September 2000, we grew from 21 employees to 500 employees, and we expect rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

        In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 1999 and for the nine months ended September 30, 2000, no more than 1% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

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

RECENT AND FUTURE ACQUISITIONS COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

        During 2000, we acquired BlueWater Systems, Inc and Mainbrace Corporation, among others, and we may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

THE VOLATILITY OF THE STOCK MARKETS COULD ADVERSELY AFFECT OUR STOCK PRICE.

        Stock markets are subject to significant price and volume fluctuations which may be unrelated to the operating performance of particular companies, and the market price of our common stock may therefore frequently change. The market price of our common stock could also fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations, our ability to meet analysts' expectations, adverse circumstances affecting the introduction and market acceptance of new products and services offered by us, announcements of new products and services by competitors, changes in the information technology environment, changes in earnings estimates by analysts, changes in accounting principles, sales of our common stock by existing holders and the loss of key personnel.

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

IMPACT OF THE YEAR 2000

        Even though we have not experienced any immediate adverse impact from the transition to the year 2000, it is possible that other dates in the year 2000 may affect computer software and systems. While we believe that all of our systems are year 2000 compliant, we may discover problems during 2000 that may require expenditures in order for our computer and software systems to be upgraded, modified or replaced. In addition, we do not currently have any information concerning the year 2000 compliance status of our customers or other parties with whom we do business. It is possible that some of the internal systems of our customers or other parties with whom we do business have already been or will be negatively affected by the year 2000 date change. We currently have no contingency plan to manage any year 2000 issues that may arise.

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

        Foreign Currency Risk. Currently, the majority of our revenues and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

        Our international businesses are subject to risks typical of international activity, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our quarter ended September 30, 2000 was not material.

        Investment Risk. We have an investment in voting capital stock of a privately-held technology company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method since our ownership is less than 20% and we do not have significant influence. The securities do not have a quoted market price. Our policy is to regularly review the operating performance in assessing the carrying value of the investment.

        We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Since July 1, 2000, the Company has issued unregistered securities as follows:

        On September 11, 2000, the Company issued 78,949 shares of its common stock in connection with the acquisition of Embedded Technologies, Inc. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(d) Our registration statement (No. 333-85351) under the Securities Act, as amended, for our initial public offering of common stock became effective on October 19, 1999. Offering proceeds to the Company, net of aggregate expenses of approximately $5.6 million, were approximately $54.4 million. From the time of receipt through September 30, 2000, the proceeds were applied as follows:

        - $315,000 was applied to repay long term debt obligations.

        - $5 million was allocated towards leasehold improvements associated with our principal administrative, sales, marketing, support and research and development facilities.

        - $14.3 million was used in the acquisition of Mainbrace Corporation.

        - $3.8 million was used in the acquisition of small-scale acquisitions.

        The remaining proceeds are being held as cash, cash equivalents and short-term investments.

        The terms of our current credit facility prohibit us from paying dividends without our lender's consent.

ITEM 5. OTHER INFORMATION.

        On October 24, 2000, David M. Moore resigned his position as a director of BSQUARE Corporation.

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

                                                 BSQUARE CORPORATION
                                                    (Registrant)

                                                 /s/ Brian V. Turner
                                    --------------------------------------------
Date:  November 7, 2000                            Brian V. Turner
                                         Senior Vice President of Operations,
                                        Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

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