Form 10-K
period 2000-12-31
BSQUARE CORP /WA
filed 2001-03-26
CIK 1054721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                       3150 -- 139TH AVENUE NE, SUITE 500
                        BELLEVUE, WASHINGTON 98005-4081
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 519-5900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2001 was approximately $142.7 million based on the closing sales price of the registrant's common stock as reported on The Nasdaq National Market. For the purposes of this response, executive officers, directors and persons who own 5% or more of the outstanding shares of common stock are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. The registrant had 34,019,063 shares of common stock, no par value, outstanding at February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on April 30, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              BSQUARE CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
  PART I....................................................................    3
       Item 1.  Business....................................................    3
       Item 2.  Properties..................................................   24
       Item 3.  Legal Proceedings...........................................   24
       Item 4.  Submission of Matters to a Vote of Security Holders.........   24
  PART II...................................................................   25
       Item 5.  Market for Registrant's Common Equity and Related
                Shareholder Matters.........................................   25
       Item 6.  Selected Financial Data.....................................   26
       Item 7.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition..........................   27
       Item     Quantitative and Qualitative Disclosures About Market
         7A.    Risk........................................................   33
       Item 8.  Financial Statements and Supplementary Data.................   35
       Item 9.  Changes in and Disagreements with Accountants on Auditing
                and Financial Disclosure....................................   57
  PART III..................................................................   57
       Item     Directors and Executive Officers of the Registrant..........   57
         10.
       Item     Executive Compensation......................................   57
         11.
       Item     Security Ownership of Certain Beneficial Owners and
         12.    Management..................................................   57
       Item     Certain Relationships and Related Transactions..............   57
         13.
  PART IV...................................................................   58
       Item     Exhibits, Financial Statement Schedules and Reports on Form
         14.    8-K.........................................................   58
                ............................................................   60
    Signatures

                                     PART I

ITEM 1. BUSINESS

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management's beliefs and assumptions. When used in this Form 10-K and elsewhere, the words "believes," "plans," "estimates," "intends," "anticipates," "seeks" and "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Particular attention should be paid to the cautionary statements contained in this Form 10-K under "Risk Factors" involving potential fluctuations in our quarterly operating results, our reliance on Microsoft, uncertainty about the Windows CE market, unpredictability of future revenue, the intensely competitive nature of our industry, our ability to protect our intellectual property rights, management of growth, the integration of any future acquisitions and our reliance on third parties, manufacturers, distributors and suppliers. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in this and other reports or documents that we file from time to time with the Securities and Exchange Commission.

                                  RISK FACTORS

     In addition to other information in this Form 10-K report, investors evaluating our business and us should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock. The risks set forth below and elsewhere in this Form 10-K report could cause actual results to differ materially from those projected.

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

THE MAJORITY OF OUR REVENUE, INCLUDING 58% OF OUR TOTAL REVENUE FOR THE YEAR ENDED DECEMBER 31, 2000, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

     For the years ended December 31, 1999 and 2000, approximately 85% and 58% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. We anticipate that the agreement will be extended. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 126 of our 397 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft's Exchange Act filing number, 000-14278.

IF THE MARKET FOR THE WINDOWS CE OPERATING SYSTEM FAILS TO DEVELOP FULLY OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR BUSINESS AND OPERATING RESULTS WILL BE MATERIALLY HARMED.

     Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because the majority of our revenue for 1999 and 2000 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

     - Microsoft's development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

     - the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from

       PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

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

     The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based intelligent computing devices, which will depend on many factors, including:

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

UNANTICIPATED DELAYS, OR ANNOUNCEMENT OF DELAYS, BY MICROSOFT OF WINDOWS CE PRODUCT RELEASES COULD ADVERSELY AFFECT OUR SALES.

     Unanticipated delays, or announcement of delays, in Microsoft's delivery schedule for new versions of its Windows CE operating system could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft of delays could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and could cause our quarterly operating results to fluctuate. For example, in 1998 Microsoft delayed the release of a version of its Windows CE Platform Builder, which delayed our introduction of a complementary product for an original equipment manufacturer customer.

OUR MARKET IS BECOMING INCREASINGLY COMPETITIVE, WHICH MAY RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS AND LOSS OF MARKET SHARE.

     The market for Windows-based software products and services is becoming increasingly competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

     - our current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

     - professional engineering services firms;

     - established intelligent computing device software and tools vendors; and

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

     If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around their patent. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent.

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

     A significant portion of our marks include the word "BSQUARE" or the preface "b." Other companies use forms of "BSQUARE" or the preface "b" in their marks alone or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business.

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

     The market for Windows-based embedded products and services is new and evolving. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we must delay releases of our products and product enhancements or if these products and product enhancements fail to achieve market acceptance when released. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such deferrals or failures to purchase would decrease our revenue.

WE CANNOT ASSURE YOU THAT OUR REVENUE GROWTH RATE WILL NOT DECLINE OR THAT WE WILL BE ABLE TO SUSTAIN OR INCREASE OUR PROFITABILITY.

     The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. The rate of growth of our revenue over prior periods may continue to decline. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

     Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to December 31, 2000, we grew from 21 employees to 501 employees, and we expect rapid growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

     In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 2000, approximately 3% of our total revenue was generated by our international offices. Our international operations expose us to a number of risks, including the following:

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

     During the year ended December 31, 2000, we acquired BlueWater Systems, Inc. and Mainbrace Corporation, among others, and we may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

IT MIGHT BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US EVEN IF DOING SO WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

     Certain provisions of our amended and restated articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our board of directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors.

     In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a "target corporation" from engaging in certain significant business transactions with a defined "acquiring person" for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

                                    BUSINESS

     We provide a broad range of products and services that facilitate the creation and deployment of a class of devices we call Intelligent Computing Devices (ICDs). Original Equipment Manufacturers (OEMs), semiconductor vendors, original design manufacturers, software developers, value-added resellers, Internet service providers and network service providers rely on our products and services to help bring customized intelligent computing devices and their applications to market quickly at lower cost and with higher quality. We believe customers are attracted to our products and services because we cost-effectively apply our in-depth understanding of operating systems, compilers and debuggers, and platform software tools to solving customer needs. We have supplied Windows-based software services and products for over six years, enabling us to become one of the leading providers of comprehensive solutions for intelligent computing devices.

     Intelligent computing devices are an emerging class of products with sophisticated processing power that are designed for specific computing and communications applications. Examples of intelligent computing devices include television "set-top boxes," which sit on top of television sets and provide users with interactive cable TV services, sophisticated video gaming features and Internet access; handheld and palm-size PCs; gaming systems; handheld industrial data collectors; consumer "Internet appliances," kiosk terminals, and navigational devices used in cars and trucks; and Windows-based terminals, Webpads, E-books and Pocket PCs used both in the workplace and at home. Compared to traditional computers, intelligent computing devices are often less expensive and more adaptable in terms of size, weight, shape and mobility, while still providing sophisticated computing and communications capabilities, including Internet connectivity.

     Intelligent Computing Devices are at the root of emerging markets, delivering access to data at the point of use in a wide variety of scenarios, from the factory floor to the mobile workforce to the home. Supermarkets deploy intelligent computing devices as mobile, wireless barcode scanners facilitating inventory control. Factories use intelligent computing devices as remote equipment monitors or sophisticated man-machine interfaces. Fleet managers use intelligent computing devices to efficiently dispatch and track trucks and drivers over a wide territory through least cost, wireless communication. Cable operators deploy and manage sophisticated intelligent computing devices such as Webpads and set-top boxes, offering advanced services for the home.

     The successful development and deployment of intelligent computing devices present many challenges: rapidly advancing technology, such as new microprocessors and chipsets, connectivity issues, interface design and usability, remote device management and in-field support, security, the pervasive influence of the World Wide Web, evolving business models, and time to market, a paramount concern. We offer a strategic set of products and services to address these challenges.

     Increasingly, Internet technologies and communications demands are driving the design of intelligent computing devices. Original equipment manufacturers are developing new intelligent computing devices to help businesses and consumers use the Internet to transact business, through wired and wireless telecommunications systems. The growth of wireless communications is expanding through the development of many new technologies, including Bluetooth, 3G, and
802.11 standards. We combine our own advanced wireless expertise with strategic partnerships to enable the adoption of these technologies.

     We have been providing Windows CE-based software services since before the commercial release of Windows CE in September 1996. In addition, in late 1999, we began offering Windows NT Embedded integration services, thus expanding the breadth of our service offerings, and in January 2000, our acquisition of BlueWater Systems broadened our product line for developers of intelligent computing devices based on additional Windows operating systems including Windows 98, Windows 2000, Windows NT and Windows NT Embedded. Our acquisition of Mainbrace Corporation in May 2000 enables us to provide standard manufacturable designs of popular intelligent computing devices such as Webpads, Web-phones, Pocket PCs, E-books and portable data tablets, which together with our other products and services offer customers a broad range of solutions to rapidly bring products to market.

     We generate revenue in four distinct ways. First, we create software development tools and provide related engineering services to Microsoft and semiconductor vendors, adapting Windows CE to different microprocessors and enhancing the operating system and its tools. Second, we offer a comprehensive set of software products and services that enable original equipment manufacturers to cost-effectively develop and deploy intelligent computing devices. These offerings include OEM adaptation kits, software development products, test programs and Microsoft Windows licensing, along with engineering and quality assurance services and training. Third, we license a wide range of Windows-based software applications to OEMs, value added resellers, Internet service providers, network service providers and ICD consumers to provide additional functions to intelligent computing devices, such as printing and faxing capabilities, voice-over internet protocol, remote device management and wireless connectivity. Fourth, we license standard manufacturing design of intelligent computing devices for use in such devices as Webpads, Web-phones, Pocket PCs, E-books and portable data tablets and bundle our products and integration services for our customers.

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

     The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, a new class is emerging. This includes Internet-enabled television "set-top boxes," handheld and palm-size PCs, gaming systems, handheld industrial data collectors, and consumer "Internet appliances" such as kiosk terminals, Internet-enabled television "set-top", vehicle navigational devices, Webpads, E-books and Pocket PCs. These intelligent computing devices are particularly attractive to business and consumer users because they are often less expensive than traditional computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for particular tasks. In addition, these devices are typically compatible with existing business information systems. According to information received in November 2000 from eTForecasts, a market research firm specializing in the personal computer and information appliance industry, the worldwide information appliance market is projected to grow from 3.3 million devices in 2000 to approximately 65 million units by 2005. The respective worldwide revenue in 2000 from the sale of information appliances was $760 million and is projected to grow to $14.6 billion by 2005.

     Because intelligent computing devices can be used for a number of purposes, from consumer information to industrial automation, and can be designed for a range of unique applications, the intelligent computing device industry is characterized by a wide variety of hardware configurations and end-user applications, each often designed for a specific market. To accommodate these diverse characteristics in a cost-effective manner, semiconductor vendors and original equipment manufacturers require operating systems that can be integrated with a number of different intelligent computing devices and can support an expanding range of industry-specific content and applications. The Microsoft Windows family of operating systems, specifically Windows CE and Windows NT Embedded, helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards; can be customized to operate across a variety of intelligent computing devices and integrate with existing information systems; offers Internet connectivity; and reduces systems requirements compared to traditional PC operating systems. Because of these characteristics, we believe Windows CE and Windows NT Embedded are emerging as operating systems of choice for many hardware and software applications vendors. Venture Development Corporation estimated in a December 1998 report entitled "Windows CE and the Future of Embedded Systems Development" that the number of intelligent computing devices utilizing Windows CE will increase from just under one million units in 1999 to more than 14 million units by 2003. IDC subsequently reported that in 1999 Microsoft captured 8% of the $525 million embedded operating system market.

     To take advantage of the multiple benefits of these Windows operating systems, many original equipment manufacturers and semiconductor vendors require software products and services from a provider with the breadth of experience and depth of capabilities to fully support the Windows CE and Windows NT Embedded. These products and services should encompass the full cycle of the intelligent computing device development process, including hardware support, software development products and services, system validation and end-user software applications. In addition, these products and services should use existing Microsoft and other industry technologies and standards to promote rapid low-cost development, reduced time-to-market and integration with existing enterprise software applications. These products and services should also be designed to accommodate the varying industry-specific needs of semiconductor, equipment and software developers without compromising functionality and performance.

GENERAL

     We provide a broad range of products and services facilitating the creation and deployment of intelligent computing devices. Original equipment manufacturers, semiconductor vendors, original design manufacturers, software developers, value added resellers, internet service providers and network service providers rely on our products and services to help bring customized intelligent computing devices and their applications to market quickly, at lower cost and with higher quality. Key elements of our solutions include:

A BROAD SET OF END-TO-END DEVELOPMENT PRODUCTS, SOFTWARE APPLICATIONS, MANUFACTURING DESIGNS, AND SOFTWARE SERVICES TO SUPPORT A DIVERSE RANGE OF INTELLIGENT COMPUTING DEVICE HARDWARE, SYSTEMS AND APPLICATIONS:

     - Development products. We provide software products that facilitate the integration of new hardware and peripherals into Windows operating systems; a family of testing and verification tools for quality assurance; sets of related communications protocols, or stacks for Bluetooth and Universal Serial Bus (USB); and user interface design and development tools.

     - Software applications. We license software applications packages that provide high-level functionality for intelligent computing devices such as faxing, printing, least-cost routing and remote device management. We also integrate, enhance and license third-party applications.

     - Intelligent computing device designs. We provide standard product designs for intelligent computing devices such as Webpads, Web-phones, Pocket PCs, E-books and portable data tablets. We license these designs and bundle them with our software products and services to provide rapid development and deployment for a variety of customers.

     - Software services. We provide professional engineering services to a diverse customer base, including custom development services, product adaptations and system quality assurance services. We also provide software development and testing services to Microsoft in connection with its ongoing development and modification of the Windows CE operating system. We also provide these services to both Microsoft and semiconductor vendors to assist with the creation of software development tools sold in conjunction with Windows CE and the integration of Windows CE with various microprocessors. By using our services, Microsoft can draw on our extensive expertise and experience with Windows CE and can devote its internal resources to other projects.

CAPITALIZING ON OUR DEPTH OF EXPERIENCE IN DEVELOPING WINDOWS-BASED PRODUCTS AND SERVICES AND OUR VARIETY OF STRATEGIC RELATIONSHIPS TO DELIVER TANGIBLE BENEFITS TO INTELLIGENT COMPUTING DEVICE DEVELOPERS.

     We have been providing Windows CE-based services for the development, integration and deployment of the Windows CE operating system and industry-specific applications since prior to the commercial release of Windows CE in September 1996. In addition, we have developed strategic relationships with Microsoft, including our master development and license agreement and our distributor agreement with Microsoft, and through other arrangements. Specifically, we are a provider of software services to Microsoft under our master agreement, a Microsoft-sanctioned Windows CE systems integrator, as indicated on Microsoft's website, a licensed distributor of Windows CE under our distribution agreement and a developer of Windows CE-based software applications. Moreover, we have worked with several semiconductor vendors to integrate Windows CE with their proprietary microprocessors. This depth and breadth of experience enable us to bring tangible benefits to Microsoft and to a variety of original equipment manufacturers, semiconductor vendors software developers, value added resellers, internet service providers and network service providers. Such benefits include:

     - Reduced time-to-market. By using our software services, pre-configured software components and intelligent computing device designs, our customers can take advantage of our experience with the Windows-based platforms to help bring quality intelligent computing devices to market faster than if they had chosen to develop their hardware, operating systems and software applications internally.

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

STRATEGY

     Currently, the market for providing solutions for the development of intelligent computing devices is very fragmented. Our strategy is to become one of the primary providers of products and services for facilitating the rapid and cost efficient development and deployment of intelligent computing devices. Key elements of our strategy include:

     Continue to enhance our position as a provider of Windows-based integration services. We intend to enhance our leadership position in the development and provision of Windows-based integration services to support a wide variety of intelligent computing devices. We intend to continue to utilize our expertise by maintaining strong, quality-focused engineering groups, developing market-focused products and services, and undertaking sales and marketing activities that highlight key design wins, product awards and other third-party endorsements. In addition, we believe that our experience with Windows as an embedded operating system provides a foundation of technical and engineering process expertise to offer our customers.

     Expand our strategic relationships with hardware and software vendors. We intend to continue to strengthen and extend our relationships with third-party hardware and software vendors that are designing products based on Windows. We believe that the use of our products and services by a broad group of industry leaders is important in increasing market awareness and generating new business opportunities.

     Continue to build on our relationship with Microsoft. We have developed a close working relationship with Microsoft and under the terms of our master agreement are a "preferred Microsoft vendor" for the development of the Windows CE operating system and accompanying tools. We are also Microsoft's exclusive partner in their Porting Partners Program, for which we will provide software engineering services to microprocessor vendors seeking compatibility with Windows CE. Currently, we create software development tools and provide related engineering services to Microsoft for a number of different Windows CE projects and we intend to continue this relationship in the future.

     Utilize our extensive Windows expertise to develop additional software applications. We believe that as the intelligent computing device market grows, there will be an increasing demand for complete, end-to-end software applications that enhance the capabilities of intelligent computing devices. We intend to use our embedded systems expertise, alliances with original equipment manufacturers and our relationship with Microsoft to develop a leading position in the market. We currently offer a variety of personal productivity software applications for intelligent computing devices. We intend to continue to make use of our Windows expertise to develop additional applications to address the evolving requirements of this market.

     Provide a comprehensive solution capability for rapid development and deployment of intelligent computing devices. Our breadth of products including software development tools, quality assurance tools, applications for connectivity, device management, transaction development, user application and intelligent computing device designs provides a broad portfolio of capabilities needed by the market. The development and deployment of intelligent computing devices has expanded beyond traditional customers such as OEMs and software developers and includes new types of customers such as value added resellers, original design manufacturers, Internet service providers and network service providers. The capabilities of these customers range from sophisticated engineering teams capable of building full solutions internally to companies without engineering capability seeking to outsource development of fully functioning devices. We intend to support this growing base of customers through a comprehensive solution capability.

     Expand our international presence. We intend to continue to expand internationally in order to enhance our profile and market reach. We believe that intelligent computing devices are experiencing growing acceptance in the Asian and European markets. These markets are attractive to us because of their high concentration of OEM and original design manufacturer customers. During late 1998, we established sales offices in Tokyo, Japan and Munich, Germany; during 1999 we negotiated relationships with distributors throughout fourteen European countries, Taiwan, Singapore and China. In 2000, we expanded our presence in Japan through the acquisition of one of our distributors, ToolCraft KK.

ACQUISITIONS

BLUEWATER SYSTEMS, INC.

     On January 5, 2000, we acquired all of the issued and outstanding shares of BlueWater Systems, Inc., a privately held designer of software development tools for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of our common stock and options to purchase an additional 21,793 shares of our common stock for all of the issued and outstanding shares and options to purchase shares of BlueWater. The merger was accounted for as a pooling of interests.

MAINBRACE CORPORATION

     On May 24, 2000, we acquired all of the issued and outstanding shares of Mainbrace Corporation, an intellectual property licensing and enabling software firm. We paid an aggregate of $10.8 million cash and issued 627,334 shares of our common stock and options to purchase an additional 172,629 shares of our common stock in exchange for all of the outstanding shares and options to purchase shares of Mainbrace. The acquisition was accounted for under the purchase method of accounting.

     Additionally during 2000, we acquired two smaller companies, Embedded Technologies, Inc. and ToolCraftKK, for total cash and stock consideration of approximately $5.0 million. Both of these acquisitions were accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets.

SERVICES AND PRODUCTS

     We develop, market and support a wide variety of Windows-based software products, intelligent computing device designs and services for the development and deployment of a diverse selection of intelligent computing devices.

SERVICES

     We provide professional engineering services to a diverse customer base, including custom development services, product adaptations, and system quality assurance services. We focus on providing integration and support services to original equipment manufacturers developing Windows CE- and Windows NT Embedded-based intelligent computing devices. For example, we provide implementation services for companies developing Internet-enabled television set-top boxes, gaming systems, handheld industrial devices, consumer Internet appliances, kiosk terminals, navigational devices in cars and trucks, and Windows-based terminals. Our software engineering services use our existing products, such as our Bluetooth stack, iWin, Remote Device Administrator, CE Xpress Adaptation Kit, and the CEValidator family of products. We often retain a license or other proprietary rights in the resulting work product. At times, we provide new applications or system software development on behalf of original equipment manufacturers. We believe that original equipment manufacturer customers in need of complex adaptations can save time and resources by outsourcing this work to us. In addition, to support our original equipment manufacturer customers, we often "bundle" support services with our software products and other services. These support services help enable our original equipment manufacturer customers to complete intelligent computing device development and reduce time-to-market.

OPERATING SYSTEM DEVELOPMENT AND ACCOMPANYING TOOLS

     We provide software development tools and related engineering services to Microsoft and numerous semiconductor vendors to support and enhance the following:

     - the continued development of the Windows CE operating system;

     - the continued development of the Microsoft Visual Tools series, a set of software development tools for use with the Windows CE operating system. These tools include compilers, linkers, runtime libraries, debuggers, and customizations to Platform Builder for Windows CE; and

     - the integration of Windows CE with multiple microprocessors.

     The services we provide these customers include software development and software testing. We provide these services both as a comprehensive solution and on a point basis to address specific needs depending upon individual customer requirements.

PRODUCTS

     The following table summarizes the key features and benefits of the products we offer to original equipment manufacturers for the creation and deployment of intelligent computing devices.

     Product for developing applications and interfaces for intelligent computing devices:

iWin(TM) Internet Appliance
Kit iWin is a User Interface technology that allows customers such as OEMs, VARs , ISVs to create unique and captivating high value interfaces for intelligent computing devices that greatly enhance marketability of the devices. It gives customers the power to control all aspects of their device and its usage through standard web based technologies such as HTML and Jscript. This makes the devices ideal for deploying customized intelligent computing devices for specific markets, such as home portals, kiosks, set top boxes, and webpads. iWin is designed to work with Windows CE 3.0, Windows NT, Windows 2000, and Windows NT Embedded.

     Product for deploying and managing intelligent computing devices:

Remote Device Administrator      Remote Device Administrator, or RDA, is a
                                 full-feature client server system that allows administrators to control and maintain large numbers of deployed intelligent computing devices over a network. RDA allows the administrators to view and configure settings, replace files and even completely replace the operating system of remote devices from one central location. RDA provides the tools needed to solve the configuration and maintenance problems inherent in wide area deployments, such as enterprise thin-clients, consumer webpads and cable set-top boxes. It is based on non-proprietary or open standards and can be integrated into other server-based solutions.
                                 RDA supports mixed deployments of Windows CE and Windows NT Embedded devices simultaneously.

     Complete intelligent device design solutions:

SmartBuild Product Design
Packages SmartBuild Product Design Packages provide complete hardware and software solutions for developing Windows CE-based products. There are six design solutions:

                                 - Data Collection Tablet

                                 - Portable Data Terminal

                                 - Web Phone

                                 - eBook

                                 - Pocket PC

                                 - Web Pad

                                 SmartBuild Product Design packages enable original equipment manufacturers and value-added resellers to develop products quickly and cost-effectively by reducing time to market, lowering development risks, and reducing the overall cost of products.

     Products for controlling intelligent computing device hardware:

WinDK(TM)                        WinDK is a complete Windows device driver
                                 development tool suite that enables engineers to quickly and efficiently develop high quality device drivers for Windows 2000, Window NT 4.0,
                                 Windows NT Embedded, Windows 98, and Windows
                                 ME. The suite includes a powerful wizard that automatically generates a driver's framework.
                                 WinDK was named as one of the top embedded development tools of 2000 by EDN.

WinRT(TM)                        WinRT is an innovative development toolkit that
                                 allows developers to control hardware devices directly without having to write device drivers for the hardware. The toolkit enables rapid prototyping of new hardware systems such as factory floor controls and data collection.
                                 WinRT supports Windows 2000, Windows NT,
                                 Windows NT Embedded, Windows 98, and Windows
                                 95.

WinRT-VB(TM)                     WinRT-VB brings the power and convenience of
                                 the WinRT toolkit to Visual Basic developers.
                                 WinRT-VB gives developers the power to quickly create scriptable interfaces to low level devices without having to write complex driver code. WinRT-VB supports Windows NT, Windows 98, and Windows 95.

     Products for intelligent computing device communication:

WinDK(TM) Extension for
Bluetooth                        The WinDK Extension for Bluetooth toolkit
                                 enables developers to rapidly integrate
                                 Bluetooth wireless technology into their
                                 Microsoft Windows platform. It is a fully qualified Bluetooth development suite that leverages the Digianswer Bluetooth stack. The toolkit supports Bluetooth hardware on Windows
                                 2000, Windows NT, Windows NT Embedded, and
                                 Windows CE.

WinRT-USB(TM)                    WinRT-USB allows developers to control
                                 Universal Serial Bus hardware directly from Windows applications without the complexity of having to write USB drivers. WinRT-USB supports
                                 Windows 98 and Windows 2000.

USB Extension for WinDK(TM)      USB Extension for WinDK extends the power of
                                 the WinDK toolkit to enable developers to quickly generate high quality drivers for USB hardware.

     Quality assurance and verification testing tools for intelligent computing devices:

CEValidator PassPORT(TM)
Platform Tester                  PassPORT Platform Tester is a comprehensive set
                                 of test tools that provides automated
                                 validation of Windows CE integration with target platforms such as intelligent computing devices. PassPORT Platform Tester includes a client/server-based test program of more than 9,600 individual test cases for testing compliance and reliability, with an extendable architecture for incorporating additional and custom test programs.

                                 PassPORT Platform Tester is designed to save original equipment manufacturers time and expense by automating the quality assurance process for testing a port of Windows CE to their target platform.

CEValidator PassCODE(TM)
  Application Tester             PassCODE Application Tester provides automatic
                                 functional and regression testing for embedded
                                 Windows applications for Windows CE. Designed to shorten time to market for Windows CE applications for intelligent computing devices,
                                 PassCODE Application Tester provides a fast and easy way to create automated test scripts without programming.

CEValidator PassPOINT(TM)
Platform Verifier                PassPOINT Platform Verifier is a set of
                                 functional "sniff test" tools that enables an original equipment manufacturer to identify initial Windows CE platform adaptation problems. A client/server-based test program of more than 9,600 individual test cases for testing compliance and reliability, PassPOINT
                                 Platform Verifier is designed to facilitate identification and elimination of software bugs during development.

                                 PassPOINT Platform Verifier offers performance verification during the initial stages of the development process, providing a practical and economical means of automating testing at the earliest stages of engineering.

     To augment our own software products and services, we occasionally enter into license and distribution agreements with third-party software vendors to provide our customers with additional features and functionality. Our ability to license these third-party software products to original equipment manufacturers, in conjunction with our own software products and services, provides our original equipment manufacturer customers with a single source for software products and services for intelligent computing devices. We are currently a licensed distributor of software from Communications Intelligence Corporation, Datalight, Intrinsyc and Microsoft.

CONSUMER SOFTWARE APPLICATIONS

     We provide a wide range of commercially available personal productivity, utility and communications software to enhance the functionality and usefulness of Windows CE-based intelligent computing devices. We market our consumer software applications directly to OEMs and original design manufacturers for bundling with their own products. Our current consumer software application product offerings include:

        PRODUCT                      DESCRIPTION                           BENEFIT
        -------                      -----------                           -------
bFAX                      - A product family that provides    - Provides a practical and
                            faxing capabilities for             comprehensive faxing solution
                            intelligent computing devices       for Windows CE-based devices
                          - bFAX Pro provides send and
                            receive capability for handheld
                            PCs
                          - bFAX Express provides send-only
                            capability for handheld and
                            palm-size PCs
bPRINT                    - Print management software for     - Users can spool jobs for batch
                            handheld and palm-size PCs          printing
                                                              - Increases the variety of
                                                                printers compatible with Windows
                                                                CE-based devices

BSQUARE                   A spreadsheet application for palm-  Provides independent functionality
SpreadSheet               size PCs                             while maintaining Pocket Excel
                                                               compatibility
bUSEFUL Utilities Pak     - Utility suite for handheld and     - Provides utility applications
                            palm- size PCs that contains 12      which enhance the performance
                            different utility applications       and functionality of Windows
                                                                 CE-based devices

CUSTOMERS

     Microsoft is our largest customer, representing approximately 75%, 85% and 58% of our total revenue in 1998, 1999 and 2000, respectively. Our other target customers include semiconductor vendors and original equipment manufacturers seeking to leverage the numerous benefits of Windows-based operation systems in order to develop high quality, full-feature products that meet the complex and evolving requirements of numerous end-markets.

     We maintain strategic relationships with Microsoft to promote its Windows-based operating systems across a broad range of industries and applications. Our relationship with Microsoft extends to the following:

     Development partner. Under the terms of our master agreement, we are a "preferred Microsoft vendor" for Windows CE. Approximately 126 of our software engineers work on a number of different Windows CE-based projects for Microsoft and on the development of Windows CE-related software tools under various work plans. These software tools are then provided by Microsoft under the Microsoft name to semiconductor vendors and various original equipment manufacturers utilizing Windows CE. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. A separate work plan is generated for each project, which can then be modified or terminated by Microsoft at any time.

     Porting Partner. We were the exclusive partner of Microsoft for providing software engineering services to semiconductor manufacturers, such as Mitsubishi, Matsushita and Infineon, seeking Windows CE software porting services for the year 2000. Microsoft may expand this program to other companies in the future.

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

     Windows CE training partner. BSQUARE is one of the few companies authorized by Microsoft to provide Windows CE training. This five-day intensive course draws new customers to us and we have the opportunity to leverage those initial relationships.

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

SALES AND MARKETING

     We market our services to semiconductor vendors through our direct sales force. We market our software products and related services through our direct sales force, as well as through third-party representatives and distributors. We market our software applications either bundled by original equipment manufacturers onto particular intelligent computing devices or integrated with our intelligent computing device designs. We have direct sales offices in the United States, Germany and Japan. As of December 31, 2000, we had 41 employees in our sales and marketing department. Key elements of our sales and marketing strategy include direct advertising, event marketing, an active public relations program, channel marketing programs, customer and strategic alliance partner co-marketing programs and a comprehensive website.

     We are currently developing new sales channels, including value-added resellers and systems integrators. We believe that these additional channels will further increase the brand awareness of our software products and services and will further promote the development of software infrastructures for Windows based Intelligent Computing Devices.

RESEARCH AND DEVELOPMENT

     As of December 31, 2000, we had 397 engineers engaged in software engineering services and research and development. Our research and development teams are responsible for the design, development and release of our products. Members of our research and development staff work closely with our sales and marketing department, as well as with our customers and potential customers, to better understand market needs and requirements.

     Approximately 126 of our 397 engineers are involved in the development of the Windows CE operating system and accompanying tools for Microsoft. These responsibilities require significant expertise due to the radically different nature of the microprocessors and other hardware components used in Windows CE-based intelligent computing devices. This team has accumulated detailed knowledge of the Windows CE environment over the past six years, allowing us to continue to develop software products and services that enable the expanding capability and compatibility of Windows CE-based intelligent computing devices. To ensure that compatibility goals are met and that a high level of product quality is achieved, quality assurance groups within this team subject our products to tens of thousands of individual tests in multiple test configurations before the products are released to our customers. Due to the broad variety of hardware that hosts Windows CE, the quality assurance groups have had to develop a special expertise in managing and extending the test tools used to validate the tool kits for these diverse operating environments.

     The remainder of our engineers provide services and develop Windows-based software and manufacturing ready designs for intelligent computing devices. The software engineers in these teams are responsible for the development of commercial applications that provide added breadth and functionality for Windows-based intelligent computing devices as well as standard products used in the development and testing of new products utilizing the Windows-based operating system. Our engineers have significant experience in creating products for Windows, which enables us to bring products to market in a timely manner.

COMPETITION

     We face competition from:

     - our current and potential customers' internal research and development departments that may seek to develop their own proprietary products and solutions;

     - professional engineering services firms;

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

     We currently have a number of pending U.S. patent applications. We have one issued patent. BSQUARE, bFAX and BSQUARE View are our registered trademarks. Additionally, we have a number of registered trademarks, including BSQUARE. We will continue to pursue registration of these and other marks. This report also contains trademarks and tradenames of other companies.

EMPLOYEES

     As of December 31, 2000, we had 501 employees, excluding independent contractors and other temporary employees, including 397 employees in software engineering services and research and product development, 41 employees in sales and marketing and 63 employees in general and administrative services (including executive officers). Of these employees, 467 are located in the United States, six are located in Germany and 28 are located in Japan. In addition, from time to time, we employ temporary employees and consultants. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our directors and executive officers.

            NAME              AGE                       POSITION
            ----              ---                       --------
William T. Baxter...........  38     Chairman of the Board and Chief Executive
                                     Officer
Brian V. Turner.............  41     President, Chief Operating Officer and
                                     Secretary
Albert T. Dosser............  43     Senior Vice President, Director
Jeffrey T. Chambers.........  45     Director
Scot E. Land................  46     Director
William L. Larson...........  44     Director
Thomas A. Schild............  37     Senior Vice President, Worldwide Sales and
                                     International Operations
Donald L. Whitt.............  54     General Manager

     William T. Baxter co-founded BSQUARE in July 1994 and currently serves as our Chief Executive Officer and Chairman of the Board. From our inception until December 2000, Mr. Baxter served as our President, Chief Executive Officer and Chairman of the Board. From June 1993 to October 1994, Mr. Baxter served as Principal Engineer at Digital Equipment Corporation, a manufacturer of business and networking computer systems. Between February 1990 and May 1993, Mr. Baxter served as Manager of Compiler Development at Intergraph Corporation, a developer and manufacturer of interactive computer graphics systems. Mr. Baxter holds a B.S. and M.S. in computer science from the University of Wyoming.

     Brian V. Turner has been our President, Chief Operating Officer and Secretary since December 2000. From April 1999 to December 2000, Mr. Turner served as our Senior Vice President and Chief Financial Officer. From September 1995 to April 1999, Mr. Turner was the Chief Financial Officer at RadiSys Corporation, a manufacturer and designer of computers. Between July 1982 and September 1995, Mr. Turner was with PricewaterhouseCoopers LLP, an accounting firm, most recently as a director in Corporate Finance. Mr. Turner holds a B.A. in international political science and a B.B.A. in accounting from the University of Washington.

     Albert T. Dosser co-founded BSQUARE in July 1994 and has served as a Senior Vice President and a director since our inception. From June 1992 to October 1994, Mr. Dosser served as a software engineer at Digital Equipment Corporation. Between August 1984 and June 1992, Mr. Dosser served as a software engineer at Telesoft, a software firm developing Ada compilers and related products, and from July 1982 to August 1984, he served as a sales support analyst and as assistant to the national product manager for the OEM Systems Division at NCR, a manufacturer of business and networking computer systems. Mr. Dosser holds a B.S. in information science, with a minor in mathematics, from East Tennessee State University.

     Jeffrey T. Chambers has been a director of BSQUARE since February 1998. Mr. Chambers was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of TA Associates, Inc., a venture capital firm. Mr. Chambers has been employed by TA Associates or its predecessor since 1980, where he currently serves as a managing director. In addition to BSQUARE, Mr. Chambers currently serves as a director of several privately held companies.

     Scot E. Land has been a director of BSQUARE since February 1998. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm. Mr. Land is currently a managing director of Encompass Ventures, an affiliate of Encompass Group, a position he has held since September 1997. Prior to joining Encompass, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a publicly traded company founded by Mr. Land in October 1988 that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst and Young LLP, a public accounting firm, from April 1984 to October 1988.

     William L. Larson has been a director of BSQUARE since September 1998. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com Corporation a software company, from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as a Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to that, Mr. Larson held various executive positions at Apple Computer, Inc. and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from Stanford Law School and the Wharton School of Finance and Commerce. Mr. Larson is a member of the California Bar Association and serves on the boards of several technology companies.

     Thomas A. Schild has been a Senior Vice President of Worldwide Sales and International Operations at BSQUARE since February 1999, and from January 1998 to February 1999, Mr. Schild held the positions of Vice President of Marketing and Director of Business Development. From June 1995 to January of 1998, Mr. Schild was a Product Line Manager at Digital Equipment Corporation, a supplier of computing systems. Prior to that, Mr. Schild held marketing and business development positions at VLSI Technology Inc, a firm that designs, manufactures and markets integrated chips, and Motorola Corporation, a provider of integrated communications and embedded electronic products, including an international assignment in Munich, Germany. Mr. Schild holds a B.S. in Electrical Engineering from Purdue University and has completed MBA class work at the University of Phoenix.

     Donald L. Whitt has been a General Manager at BSQUARE since April 1998, and from May 1997 to April 1998, Mr. Whitt held various other positions with us. From October 1993 to May 1997, Mr. Whitt was a program manager at Secure Computing Corporation, an Internet security company, and from May 1970 to May 1993, he served in management positions at Control Data Corporation, a computer manufacturer. Mr. Whitt holds a B.S. in mathematics from California State University at Fresno.

ITEM 2. PROPERTIES.

     Our corporate headquarters are located in approximately 126,000 square feet of space in a single location in Bellevue, Washington, pursuant to leases which expire in 2009, and which have the option to renew for up to an additional 20 years. We lease approximately 20,000 square feet in Sunnyvale, California for a research and development and service facility, under an agreement, which expires in December 2005. In addition, we lease office space domestically in Eden Prairie, Minnesota, and internationally for sales offices in Munich, Germany and Tokyo, Japan. The annual cost of these leases aggregates approximately $5.7 million, subject to annual adjustments. We believe that our facilities will be adequate to meet our anticipated growth in our operations, infrastructure, and personnel for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICES OF COMMON STOCK

     Our common stock has been traded on the Nasdaq National Market under the symbol "BSQR" since October 19, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market.

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR ENDED DECEMBER 31, 1999:
  Fourth Quarter (from October 19, 1999)...................  $56.50    $15.00
FISCAL YEAR ENDING DECEMBER 31, 2000:
  First Quarter............................................  $53.50    $20.81
  Second Quarter...........................................  $26.00    $12.00
  Third Quarter............................................  $25.25    $14.38
  Fourth Quarter...........................................  $18.13    $ 5.38

     The closing price of our common stock as reported by The Nasdaq National market on February 28, 2001 was $9.50 per share. We estimate that at February 28, 2001 there were approximately 172 record owners of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additionally, on January 5, 2000 we acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. All of our financial data presented in the consolidated financial statements and results of operations have been restated to include the historical financial information of BlueWater Systems, Inc. as if it had always been a part of BSQUARE.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Revenue..........................................  $ 5,026   $15,914   $25,937   $41,406   $63,502
Cost of revenue..................................    1,480     5,815    11,363    19,509    29,786
                                                   -------   -------   -------   -------   -------
Gross profit.....................................    3,546    10,099    14,574    21,897    33,716
Operating expenses:
  Research and development.......................      771     2,086     4,438     7,506     9,259
  Selling, general and administrative............      773     3,117     6,825    11,935    16,675
  Acquired in-process research and development...       --        --        --        --     4,100
  Amortization of intangible assets..............       --        --        --        --     2,920
  Amortization of deferred stock option
     compensation................................       --        81       171       583       554
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............    1,544     5,284    11,434    20,024    33,508
                                                   -------   -------   -------   -------   -------
Income from operations...........................    2,002     4,815     3,140     1,873       208
Investment income (expense), net.................        3        (8)      326       926     3,282
Acquisition related expense......................       --        --        --        --      (620)
                                                   -------   -------   -------   -------   -------
Income before income taxes.......................    2,005     4,807     3,466     2,799     2,870
Provision for income taxes.......................       --       804     1,166     1,104     2,136
                                                   -------   -------   -------   -------   -------
Net income.......................................  $ 2,005   $ 4,003   $ 2,300   $ 1,695   $   734
                                                   =======   =======   =======   =======   =======
Basic earnings per share.........................  $  0.09   $  0.18   $  0.12   $  0.08   $  0.02
                                                   =======   =======   =======   =======   =======
Weighted average shares used to compute basic
  earnings per share(1)..........................   22,367    21,661    18,633    21,430    33,275
                                                   =======   =======   =======   =======   =======
Diluted earnings per share.......................  $  0.09   $  0.18   $  0.08   $  0.06   $  0.02
                                                   =======   =======   =======   =======   =======
Weighted average shares used in computation of
  diluted earnings per share.....................   22,367    22,042    27,736    30,800    35,932
                                                   =======   =======   =======   =======   =======

                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                     1996     1997     1998      1999       2000
                                                    ------   ------   -------   -------   --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.....................................  $  223   $2,528   $ 7,056   $82,972   $ 72,351
Working capital...................................     775    3,161    10,527    81,675     76,560
Total assets......................................   1,155    6,921    16,448    96,642    122,262
Long-term obligations, net of current portion.....      --    1,743       289        --        353
Mandatorily redeemable convertible preferred
  stock...........................................      --       --    14,417        --         --
Shareholders' equity (deficit)....................   1,060    2,663      (965)   89,125    108,347

---------------
(1) See Note 14 to the Consolidated Financial Statements for a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     We are a leading provider of software solutions that enable the creation and deployment of a wide variety of intelligent computing devices based on the Microsoft Windows-based operating systems. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of intelligent computing devices.

     We enable the rapid and low-cost deployment of intelligent computing devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. We also develop software applications that are licensed to OEM's to provide intelligent computing devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

     Our revenue totaled $25.9 million in 1998, $41.4 million in 1999 and $63.5 million in 2000. We generated net income of $2.3 million in 1998, $1.7 million in 1999 and $734,000 in 2000.

     To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the bundling of our software on their intelligent computing devices and, more recently, from the license to them of software products contained in our intelligent computing device integration tool kits.

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

MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

     For the years ended December 31, 1998, 1999 and 2000, approximately 75%, 85% and 58% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. We bill Microsoft on a time-and- materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

HISTORICAL RESULTS OF OPERATIONS

     The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

                                                              AS A PERCENTAGE OF TOTAL
                                                                       REVENUE
                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1999      2000
                                                              -----     -----     -----
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Service...................................................    91%       94%       90%
  Product...................................................     9         6        10
                                                               ---       ---       ---
          Total revenue.....................................   100       100       100
                                                               ---       ---       ---
Cost of revenue:
  Service...................................................    43        46        44
  Product...................................................     1         1         3
                                                               ---       ---       ---
          Total cost of revenue.............................    44        47        47
                                                               ---       ---       ---
Gross margin................................................    56        53        53
Operating expenses:
  Research and development..................................    17        18        15
  Selling, general and administrative.......................    26        29        26
  Acquired in-process research and development(1)...........    --        --         6
  Amortization of intangible assets(2)......................    --        --         5
  Amortization of deferred stock option compensation........     1         1         1
                                                               ---       ---       ---
          Total operating expenses..........................    44        48        53
                                                               ---       ---       ---
Income from operations......................................    12         5        --
Investment income, net......................................     1         2         5
Acquisition related expense(2)..............................    --        --        (1)
                                                               ---       ---       ---
Income before income taxes..................................    13         7         4
Provision for income taxes..................................     4         3         3
                                                               ---       ---       ---
Net income..................................................     9%        4%        1%
                                                               ===       ===       ===

---------------
(1) The consolidated statements of operations for the year ended December 31, 2000 includes a $4.1 million (6% of total revenue) charge for acquired in-process research and development costs associated with our purchase of Mainbrace Corporation in May 2000.

(2) The consolidated statements of operations for the year ended December 31, 2000 include charges of $2.9 million (5% of total revenue) in amortization of intangible assets, as well as $620,000 (1% of revenue), of acquisition related expenses associated with a pooling of interests transaction occurring during 2000.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

  Revenue

     Revenue consists of service and product revenue, which includes software license fees and royalties. Total revenue increased 60% from $25.9 million in 1998 to $41.4 million in 1999, and an additional 53% to $63.5 million in 2000. Microsoft accounted for 75%, 85% and 58% of total revenue in 1998, 1999 and 2000, respectively. The decrease in the percentage of revenue derived from Microsoft in 2000 over 1999 is due to the signing of silicon vendors under the Porting Partner Agreement and the growth in services provided to OEM customers. We expect that in future periods, the percentage of revenue derived from Microsoft will continue to decline.

     Revenue outside of North America totaled $1.2 million in 1998, $1.5 million in 1999 and $13.5 million in 2000. The increase in international revenue from 1998 to 1999 is the result of an increase in the number and size of software integration service and product contracts with OEMs in Asia Pacific and Europe. The increase in international revenue from 1999 to 2000 is due to an increase in both services and products sold to international porting partners and OEM customers located in Asia Pacific. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

     Service revenue. Service revenue increased 64% from $23.7 million in 1998 to $38.8 million in 1999, and an additional 47% to $57.2 million in 2000. The increase in service revenue for all periods was due to the increasing number and size of software consulting projects. As a percentage of total revenue, service revenue increased between 1998 and 1999 due to an increase in the growth of the number and size of software integration contracts. As a percentage of total revenue, service revenue decreased between 1999 and 2000 due to product sales increasing at a faster rate than service revenue.

     Product revenue. Product revenue increased 15% from $2.2 million in 1998 to $2.6 million in 1999 and an additional 144% to $6.3 million in 2000. The increase in product revenue for all periods is due to the expansion of product offerings and increased sales of intelligent computing device integration tool kits and CE Validator quality assurance test suites as well as royalties received from OEM's from the license of our software. As a percentage of total revenue, product revenue decreased from 9% in 1998 to 6% in 1999 due the service revenue growth rate increasing at a faster rate than products, resulting from increases in the number and size of software integration contracts. As a percentage of total revenue, product revenue increased to 10% 2000 from 6% in 1999 due to expanded product offerings and sales.

  Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 72% from $11.0 million in 1998 to $19.0 million in 1999 and an additional 49% to $28.2 million in 2000. These increases resulted from the hiring and training of additional employees to support our growing customer base. At December 31, 1998, 1999 and 2000, we had 160, 231 and 311 employees, respectively, engaged in software engineering consulting. Cost of service revenue as a percentage of related service revenue was 47% in 1998, 49% in 1999 and 49% in 2000. The increases in cost of service revenue as a percentage of related service revenue reflect higher personnel costs related to the competitive employee recruiting and retention pressures in the greater-Seattle and Silicon Valley areas, as well as higher facilities and depreciation costs associated with expansion into multiple locations in the United States through our acquisitions. Although cost of service revenue as a percentage of the related service revenue remained relatively constant for 2000 over 1999, cost of service revenue may increase in future periods due to continued competition in employee recruiting and retention pressures, and as we continue to expand our facilities in Silicon Valley and Eden Prairie, Minnesota.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 62% from $326,000 in 1998 to $529,000 in 1999, and an additional 201% to $1.6 million in 2000. Cost of product revenue as a percentage of related product revenue was 15% in 1998, 20% in 1999 and 25% in 2000. The increase in cost of product revenue as a percentage of related product revenue from 1998 to 1999 relates to a change in mix of product sales from royalties received from original equipment manufacturers for licenses of applications in 1998 to a higher proportion of pre-packaged BSQUARE and third-party applications in 1999. The increase in cost of product revenue as a percentage of related product revenue from 1999 to 2000 relates to an increase in sales of third-party products in 2000 over the same period in 1999.

  Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and an allocation of our facilities and depreciation costs. Research and development expenses increased 69% from $4.4 million in 1998 to $7.5 million in 1999, and an additional 23% to $9.3 million in 2000. These increases relate primarily to the increase in the number of software developers and quality assurance personnel hired to expand our product offerings and to support our product development and testing activities. Research and development expenses represented 17% of our total revenue in 1998, 18% in 1999 and 15% in 2000. The increase in research and development expense as a percentage of total revenue between 1998 and 1999 primarily reflects the more rapid investment in our research and development activities compared to the growth of our revenue during this period. The decrease in research and development expense as a percentage of total revenue between 1999 and 2000 primarily reflects the strong growth of our product revenue compared to the investment in research and development during this period. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods.

     Selling, general and administrative. Selling, general and administrative expenses increased 75% from $6.8 million in 1998 to $11.9 million in 1999, and an additional 40% to $16.7 million in 2000. These increases resulted primarily from our investment in finance, executive, administration, sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, as well as increased marketing activities, including trade shows, public relations and other promotional expenses. Selling, general and administrative expenses represented 26% of our total revenue in 1998, 29% in 1999 and 26% in 2000. The increase in selling, general and administrative expenses as a percentage of total revenue between 1998 and 1999 primarily reflects the more rapid investment in our administrative and sales and marketing infrastructure compared to the growth of our revenue during this period. The decrease in selling, general and administrative expenses as a percentage of total revenue between 1999 and 2000 primarily reflects the larger percentage increase in revenue compared to the growth of selling, general and administrative expenses. During the fourth quarter of 1998, we opened sales offices in Munich, Germany and Tokyo, Japan. To establish and operate these offices, we invested $502,000 in 1998, $1.9 million in 1999, and $2.4 million in 2000, which are included in the expense amounts above. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

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

     The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $19.7 million to goodwill and other intangible assets and $1.0 million to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets are amortized over their estimated future lives, two to seven years.

     Additionally during 2000, we acquired two smaller companies, Embedded Technologies Inc. and ToolCraft KK, for total cash and stock consideration of approximately $5.0 million. These acquisitions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair value of the acquired assets. In connection with these acquisitions, we recorded $4.1 million of goodwill and other intangible assets, which is amortized over their useful lives, two to seven years.

     We anticipate that future amortization of intangible assets will approximate $6.0 million per year.

     Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $171,000 in 1998, $583,000 in 1999 and $554,000 in 2000. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

  Other Income (Expense), Net

     Investment income, net was $326,000 in 1998, $926,000 in 1999 and $3.3 million in 2000. These increases resulted from higher average cash, cash equivalent and short-term investment balances over the prior year.

     In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the year ended December 31, 2000.

  Provision for Income Taxes

     Our provision for federal, state and international income taxes was $1.2 million for 1998, $1.1 million for 1999 and $2.1 million for 2000, yielding an effective rate of 33.6%, 39.4% and 74.4% in 1998, 1999 and 2000, respectively. The increase in the effective tax rate in 1999 over 1998 was due primarily to the effect of the non-deductibility of losses from our international operations. The effective rate in 2000 was positively affected by the tax benefit of interest income earned on tax-advantaged municipal securities held in our short-term investment portfolio, and was negatively affected by the non-deductibility of in-process research and development and amortization of intangible assets.

  Pro Forma Cash Basis Net Income

     Pro forma cash basis net income, which excludes deferred stock option compensation, acquired in-process research and development, amortization intangible assets, and acquisition-related costs, is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Net income............................................  $ 2,300    $ 1,695    $   734
  Acquired in-process research and development........       --         --      4,100
  Amortization of intangible assets, net of tax
     effect...........................................       --         --      2,628
  Amortization of deferred stock option compensation,
     net of tax effect................................      111        379        361
  Acquisition related expense, net of tax effect......       --         --        515
                                                        -------    -------    -------
Cash basis net income.................................  $ 2,411    $ 2,074    $ 8,338
                                                        =======    =======    =======
Diluted earnings per share............................  $  0.08    $  0.07    $  0.23
                                                        =======    =======    =======
Weighted average shares outstanding to compute diluted
  earnings per share..................................  $27,736    $30,800    $35,932
                                                        =======    =======    =======

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we financed our operations and capital expenditures primarily through cash flow from operations. As of December 31, 2000, we had $72.4 million of cash, cash equivalents and short-term investments. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. In addition, in September 1999, we sold 1,518,378 shares of our common stock to Vulcan Ventures for approximately $18.7 million. In January 1998, we issued mandatorily redeemable convertible preferred stock from which we received net proceeds of approximately $14.3 million. Concurrent with this transaction, we repurchased 3,333,333 shares of our common stock for an aggregate of $6.0 million. Our working capital at December 31, 2000 was $76.6 million compared to $81.7 million at December 31, 1999.

     Our operating activities resulted in net cash inflows of $129,000 in 1998, $10.0 million in 1999 and $10.9 million in 2000. Cash provided by operating activities resulted primarily from income from operations (excluding acquired in-process research and development, amortization of intangible assets and the tax benefit from the exercise of stock options in 2000) and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

     Investing activities used cash of $3.7 million in 1998, $32.8 million in 1999 and $30.0 million in 2000. Investing activities for 1998 were primarily purchases of capital equipment. Investing activities in 1999 included $25.8 million in purchases of short-term investments and $7.0 million in purchases of leasehold improvements and capital equipment primarily associated with the move to our corporate headquarters in Bellevue, Washington. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $8.5 million of cash used for the acquisition of smaller-scale companies and the purchase of strategic investments and $1.8 million of capital equipment purchases.

     Financing activities generated $6.5 million in 1998, primarily through the issuance of mandatorily convertible preferred stock, partially offset by repayment of shareholder loans and the $6.0 million repurchase of shares of common stock. Financing activities in 1999 generated $72.9 million due to the net proceeds from the initial public offering and from the sale of common stock to Vulcan Ventures. Financing activities generated $3.3 million in 2000 due to proceeds from the issuance of shares under our employee stock purchase plan, the exercise of stock options and the exercise of warrants by former BlueWater Systems, Inc. shareholders.

     We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank's prime rate, which was 9.0% at January 4, 2001. The facility expires in July 2001. The agreement, under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at December 31, 2000, and at that time there were no borrowings outstanding under this credit facility.

     As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease, which expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota, Tokyo, Japan, and Munich, Germany. The annual cost of these leases is an aggregate of approximately $5.7 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

     The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. The rate of growth of our revenue over prior periods may continue to decline. We currently anticipate that we will continue to experience significant increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, increase research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is the type of hedge transaction. Subsequent to the issuance of SFAS No. 133, the FASB received multiple requests for clarification of certain implementation issues. In June 2000, the FASB issued SFAS No. 138, responding to those requests by amending certain provisions of SFAS No. 133.

     These amendments include allowing foreign currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain inter-entity foreign currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company does not expect that the effect of adoption of this statement will have a material impact on our financial position or results of operations. The impact of this statement is on future periods in unknown, but could result in increased volatility in our earnings and other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum 15% and any one issuer to a maximum of 10% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2000 and 1999. This table does not include money market funds, as those funds are not subject to market risk.

                                                                   MATURING IN
                                          --------------------------------------------------------------
                                          THREE MONTHS   THREE MONTHS   GREATER THAN              FAIR
                                            OR LESS      TO ONE YEAR      ONE YEAR      TOTAL     VALUE
                                          ------------   ------------   ------------   -------   -------
                                                                  (IN THOUSANDS)
DECEMBER 31, 2000
Included in cash and cash equivalents...    $36,108             --             --      $36,108   $35,821
  Weighted average interest rate........        4.9%            --             --
Included in short-term investments......      1,346        $20,354         11,084      $32,784   $32,281
  Weighted average interest rate........        5.1%           4.9%           5.8%

DECEMBER 31, 1999
Included in cash and cash equivalents...    $53,394             --             --      $53,394   $53,100
  Weighted average interest rate........        4.5%            --             --
Included in short-term investments......         --        $ 5,033         15,824      $20,857   $20,626
  Weighted average interest rate........         --            4.7%           4.5%

     Foreign Currency Risk. Currently, the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

     Investment Risk. We have investments in voting capital stock of technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method when our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. Our policy is to regularly review the operating performance in assessing the carrying value of the investment.

     We periodically review our short-term and long-term investments, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              BSQUARE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   36
Consolidated Balance Sheets.................................   37
Consolidated Statement of Income and Comprehensive Income...   38
Consolidated Statements of Shareholders' Equity.............   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BSQUARE Corporation:

     We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSQUARE Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington,
January 19, 2001

                              BSQUARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
Current assets:
  Cash and cash equivalents.................................  $55,604    $ 39,566
  Short-term investments....................................   27,368      32,785
  Accounts receivable, net of allowance for doubtful
     accounts of $142 in 1999 and $502 in 2000..............    4,302      12,617
  Income taxes receivable...................................      274       1,814
  Prepaid expenses and other current assets.................      609       1,395
  Deferred income tax asset.................................    1,035       1,945
                                                              -------    --------
          Total current assets..............................   89,192      90,122
Furniture, equipment and leasehold improvements, net........    7,238       5,640
Investments.................................................       --       4,628
Goodwill and other intangible assets, net...................       --      20,956
Deposits and other assets...................................      212         916
                                                              -------    --------
          Total assets......................................  $96,642    $122,262
                                                              =======    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   654    $    725
  Accrued compensation......................................    2,352       3,596
  Accrued expenses..........................................    3,381       4,511
  Deferred income taxes.....................................       --       1,078
  Deferred revenue..........................................    1,130       3,652
                                                              -------    --------
          Total current liabilities.........................    7,517      13,562
Long-term obligations, net of current portion...............       --         353
                                                              -------    --------
          Total liabilities.................................    7,517      13,915
                                                              -------    --------
Commitments and contingencies (Note 7)
Shareholders' equity:
  Series A preferred stock, no par value: authorized
     10,000,000; no shares issued and outstanding...........       --          --
  Blue Water Systems, Inc. Series A Preferred stock, no par
     value: authorized 500,000 shares; 46,246 shares issued
     and outstanding in 1999; no shares outstanding in
     2000...................................................      250          --
  Common stock, no par value: authorized 50,000,000 shares,
     issued and outstanding, 32,509,978 shares in 1999,
     33,975,187 shares in 2000..............................   90,845     109,268
  Deferred stock option compensation........................     (868)       (314)
  Cumulative foreign currency translation adjustment........      (15)       (254)
  Accumulated deficit.......................................   (1,087)       (353)
                                                              -------    --------
          Total shareholders' equity........................   89,125     108,347
                                                              -------    --------
          Total liabilities and shareholders' equity........  $96,642    $122,262
                                                              =======    ========

                See notes to Consolidated Financial Statements.

                              BSQUARE CORPORATION

           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------    -------    -------
Revenue:
  Service...................................................  $23,695    $38,823    $57,196
  Product...................................................    2,242      2,583      6,306
                                                              -------    -------    -------
          Total revenue.....................................   25,937     41,406     63,502
                                                              -------    -------    -------
Cost of revenue:
  Service...................................................   11,037     18,980     28,195
  Product...................................................      326        529      1,591
                                                              -------    -------    -------
          Total cost of revenue.............................   11,363     19,509     29,786
                                                              -------    -------    -------
          Gross profit......................................   14,574     21,897     33,716
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................    4,438      7,506      9,259
  Selling, general and administrative.......................    6,825     11,935     16,675
  Acquired in-process research and development..............       --         --      4,100
  Amortization of intangible assets.........................       --         --      2,920
  Amortization of deferred stock option compensation........      171        583        554
                                                              -------    -------    -------
          Total operating expenses..........................   11,434     20,024     33,508
                                                              -------    -------    -------
          Income from operations............................    3,140      1,873        208
                                                              -------    -------    -------
Other income (expense), net:
  Investment income, net....................................      326        926      3,282
  Acquisition related expense...............................       --         --       (620)
                                                              -------    -------    -------
          Total other income (expense)......................      326        926      2,662
                                                              -------    -------    -------
Income before income taxes..................................    3,466      2,799      2,870
Provision for income taxes..................................    1,166      1,104      2,136
                                                              -------    -------    -------
          Net income........................................  $ 2,300    $ 1,695    $   734
                                                              =======    =======    =======
Foreign currency translation................................        5        (20)      (239)
                                                              -------    -------    -------
Comprehensive income........................................  $ 2,305    $ 1,675    $   495
                                                              =======    =======    =======
Basic earnings per share....................................  $  0.12    $  0.08    $  0.02
                                                              =======    =======    =======
Weighted average shares outstanding used to compute basic
  earnings per share........................................   18,633     21,430     33,275
                                                              =======    =======    =======
Diluted earnings per share..................................  $  0.08    $  0.06    $  0.02
                                                              =======    =======    =======
Weighted average shares outstanding to compute diluted
  earnings per share........................................   27,736     30,800     35,932
                                                              =======    =======    =======

                See notes to Consolidated Financial Statements.

                              BSQUARE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       CUMULATIVE
                                                                                         FOREIGN       RETAINED         TOTAL
                             PREFERRED STOCK        COMMON STOCK          DEFERRED      CURRENCY       EARNINGS     SHAREHOLDERS'
                             ----------------   ---------------------   STOCK OPTION   TRANSLATION   (ACCUMULATED      EQUITY
                             SHARES    AMOUNT     SHARES      AMOUNT    COMPENSATION   ADJUSTMENT      DEFICIT)       (DEFICIT)
                             -------   ------   ----------   --------   ------------   -----------   ------------   -------------
Balance, December 31,
  1997.....................       --   $  --    21,590,145   $  2,769     $  (572)        $  --        $   466        $  2,663
Repurchase of common
  stock....................                     (3,333,333)      (649)         --            --         (5,351)         (6,000)
Exercise of stock
  options..................                        119,938          6          --            --             --               6
Compensation attributable
  to stock option
  vesting..................       --      --            --         --         171            --             --             171
Foreign currency
  translation adjustment...       --      --            --         --          --             5             --               5
Accretion on mandatorily
  redeemable convertible
  preferred stock..........       --      --            --         --          --            --           (110)           (110)
Net income.................       --      --            --         --          --            --          2,300           2,300
                             -------   -----    ----------   --------     -------         -----        -------        --------
Balance, December 31,
  1998.....................       --      --    18,376,750      2,126        (401)            5         (2,695)           (965)
Exercise of stock
  options..................       --      --       281,517         77          --            --             --              77
Issuance of compensatory
  stock options............       --      --            --      1,050      (1,050)           --             --              --
Compensation attributable
  to stock option
  vesting..................       --      --            --         --         583            --             --             583
Foreign currency
  translation adjustment...       --      --            --         --          --           (20)            --             (20)
Accretion on mandatorily
  redeemable convertible
  Preferred stock..........       --      --            --         --          --            --            (87)            (87)
Issuance of BlueWater
  Systems Series A
  Preferred Stock..........   46,246     250            --         --          --            --             --             250
Issuance of common stock
  (net of offering costs of
  $13).....................       --      --     1,518,378     18,689          --            --             --          18,689
Issuance of common stock in
  connection with the
  initial public offering
  (net of offering costs of
  $5,601)..................       --      --     4,000,000     54,399          --            --             --          54,399
Conversion of mandatorily
  redeemable convertible
  preferred stock into
  shares of common stock...       --      --     8,333,333     14,504          --            --             --          14,504
Net income.................       --      --            --         --          --            --          1,695           1,695
                             -------   -----    ----------   --------     -------         -----        -------        --------
Balance, December 31,
  1999.....................   46,246     250    32,509,978     90,845        (868)          (15)        (1,087)         89,125
Exercise of stock options,
  warrants and employee
  stock purchase plan......       --      --       712,680      3,350          --            --             --           3,350
Compensation attributable
  to stock option
  vesting..................       --      --            --         --         554            --             --             554
Foreign currency
  translation adjustment...       --      --            --         --          --          (239)            --            (239)
Conversion of preferred
  stock into common
  stock....................  (46,246)   (250)       46,246        250          --            --             --              --
Issuance of common stock
  upon acquisition of
  Mainbrace Corporation....       --      --       627,334      9,650          --            --             --           9,650
Issuance of common stock
  upon acquisition of
  company..................       --      --        78,949      1,441          --            --             --           1,441
Tax benefit from exercise
  of stock options.........       --      --            --      3,732          --            --             --           3,732
Net income.................       --      --            --         --          --            --            734             734
                             -------   -----    ----------   --------     -------         -----        -------        --------
Balance, December 31,
  2000.....................       --   $  --    33,975,187   $109,268     $  (314)        $(254)       $  (353)       $108,347
                             =======   =====    ==========   ========     =======         =====        =======        ========

                See notes to Consolidated Financial Statements.

                              BSQUARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
Cash flows from operating activities:
Net income..................................................  $ 2,300    $  1,695    $    734
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      995       2,264       5,422
  In-process research and development.......................       --          --       4,100
  Other.....................................................       --          --         250
  Deferred income taxes.....................................     (397)       (925)        168
  Tax benefit from exercise of stock options................       --          --       3,732
  Stock and stock option compensation.......................      171         583         554
  Amortization of deferred financing costs..................       14          13          10
Changes in operating assets and liabilities, net of effects
  of acquisition:
  Accounts receivable, net..................................   (2,795)      1,309      (7,113)
  Prepaid expenses and other current assets.................     (116)       (123)       (784)
  Deposits and other assets.................................     (117)        (19)       (534)
  Accounts payable and accrued expenses.....................    1,050       4,387       3,450
  Income taxes..............................................     (389)       (144)     (1,539)
  Deferred revenue..........................................     (587)        952       2,461
                                                              -------    --------    --------
          Net cash provided by operating activities.........      129       9,992      10,911
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchases of furniture equipment and leasehold
     improvements...........................................   (2,149)     (7,035)     (1,757)
  Purchase of short-term investments, net...................   (1,582)    (25,785)     (5,415)
  Purchase of Mainbrace Corporation, net of cash acquired...       --          --     (14,294)
  Acquisition of companies, net of cash acquired............       --          --      (3,633)
  Purchase of investments...................................       --          --      (4,878)
                                                              -------    --------    --------
          Net cash used in investing activities.............   (3,731)    (32,820)    (29,977)
                                                              -------    --------    --------
Cash flows from financing activities:
  Repayment of shareholder notes payable....................   (1,743)         --          --
  Payments on long-term obligations.........................      (27)       (453)        (66)
  Repurchase of common stock................................   (6,000)         --          --
  Deferred financing costs..................................       (2)        (25)         (8)
  Proceeds from exercise of stock options, warrants and
     employee stock purchase plan...........................        6          77       3,350
  Net proceeds from issuance of mandatorily redeemable
     Series A Preferred Stock...............................   14,307          --          --
  Net proceeds from issuance of BlueWater Systems Series A
     Preferred Stock........................................       --         250          --
  Net proceeds from sale of common stock....................       --      18,689          --
  Proceeds from sale of initial public offering.............       --      54,399          --
                                                              -------    --------    --------
          Net cash provided by financing activities.........    6,541      72,937       3,276
                                                              -------    --------    --------
Effect of exchange rate changes on cash.....................        7          21        (248)
                                                              -------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................    2,946      50,130     (16,038)
Cash and cash equivalents, beginning of period..............    2,528       5,474      55,604
                                                              -------    --------    --------
Cash and cash equivalents, end of period....................  $ 5,474    $ 55,604    $ 39,566
                                                              =======    ========    ========

                See notes to Consolidated Financial Statements.

                              BSQUARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     BSQUARE Corporation, a Washington corporation, and its subsidiaries (collectively the Company) provides a variety of software products and services that enable the creation and deployment of a wide variety of intelligent computing devices based on Microsoft Windows-based operating systems. The Company works with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of intelligent computing devices.

     The Company helps enable the rapid and low-cost development of intelligent computing devices by providing a variety of software products and services for the design, integration and deployment of Windows-based operating systems with industry-specific applications. The Company also develops software applications that are licensed to original equipment manufacturers (OEMs) and end users to provide intelligent computing devices with additional functionality. The Company markets and supports its products and provides services on a worldwide basis through a direct sales force augmented by distributors.

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been re-measured to the U.S. dollar from the functional currency.

     On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. The consolidated financial statements and notes thereto have been restated for all periods presented to include the accounts and operations of BlueWater Systems, Inc. as if it had always been a part of BSQUARE.

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

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with a purchased maturity date of three months or less.

SHORT-TERM INVESTMENTS

     The Company's short-term investments consist primarily of investment-grade marketable securities, which are classified as held to maturity and recorded at amortized cost. Due to the short- term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities that are carried at amortized cost, which approximates fair value.

     At December 31, 1999 and 2000, all short-term investments had a contractual maturity of two years or less.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, bank lines of credit and standby letters of credit. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value based on the liquidity of these financial instruments or based on their short term nature. The carrying value of notes payable, bank lines of credit, and standby letters of credit approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair value of indentifiable tangible and intangible assets acquired and liabilities assumed in a business combination accounted for under the purchase accounting method. Goodwill and other intangible assets are amortized over their deemed useful lives, ranging from two to seven years.

SOFTWARE DEVELOPMENT COSTS

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

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

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that it is in compliance with the provisions of SAB 101.

     Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

     - Time and Material Consulting Contracts. The Company recognizes revenue as services are rendered.

     - Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date to the estimated total cost for the contract. This method is used as management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

     - Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

     - Customer Training. Service revenue from training is recognized when the services are provided.

     Product revenue consists of licensing fees from software development tool products and operating system licenses and royalty fees from embedded system run-time licenses. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. The Company recognizes license royalty income as the reseller reports when it ships its product to distributors.

     Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 2. CASH AND SHORT-TERM INVESTMENTS

     The Company's cash, cash equivalents and short-term investments consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Cash and equivalents:
  Cash...................................................  $   665    $ 1,737
  Money market funds.....................................    8,056      1,721
  Municipal certificates.................................   46,883     29,200
  Commercial Paper.......................................       --      1,899
  Corporates.............................................       --      5,009
                                                           -------    -------
                                                           $55,604    $39,566
                                                           =======    =======
Short-term investments:
  Commercial paper.......................................  $ 3,064    $   145
  Corporate notes and bonds..............................   12,580     10,781
  Municipal securities...................................   11,724     21,859
                                                           -------    -------
                                                           $27,368    $32,785
                                                           =======    =======

 3. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Major classifications of furniture, equipment and leasehold improvements consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Computer equipment and system software...................  $ 3,707    $ 4,992
Office furniture and equipment...........................    1,282      1,460
Leasehold improvements...................................    4,443      3,570
Construction in progress.................................       --         98
                                                           -------    -------
                                                             9,432     10,120
Less: accumulated depreciation and amortization..........   (2,194)    (4,480)
                                                           -------    -------
                                                           $ 7,238    $ 5,640
                                                           =======    =======

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Major classifications of goodwill and other intangible assets consist of the following:

                                                              DECEMBER 31,
                                                             ---------------
                                                             1999     2000
                                                             ----    -------
Goodwill...................................................  $--     $17,395
Non-compete agreements.....................................   --       4,581
Developed technology.......................................   --       1,600
Assembled workforce........................................   --         300
                                                             ---     -------
                                                             $--      23,876
Less: accumulated depreciation and amortization............   --      (2,920)
                                                             ---     -------
                                                             $--     $20,956
                                                             ===     =======

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 5. INCOME TAXES

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

     The provision for income taxes consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1999      2000
                                                   ------    ------    ------
Current:
  U.S. Current...................................  $1,536    $2,001    $2,378
  International..................................      27        28        27
  U.S. Deferred..................................    (397)     (925)     (269)
                                                   ------    ------    ------
          Total tax provision....................  $1,166    $1,104    $2,136
                                                   ======    ======    ======

     The components of net deferred tax assets (liabilities) consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
Deferred income tax asset:
  Depreciation and amortization...........................  $   88    $   101
  Accrued compensation and benefits.......................     472        772
  Deferred revenue........................................     213        255
  Cash to accrual basis conversion........................    (111)        --
  Allowance for doubtful accounts.........................      48        174
  Acquired net operating losses...........................      --        327
  Other, net..............................................     325        316
                                                            ------    -------
                                                            $1,035    $ 1,945
                                                            ======    =======
Deferred income tax liability:
  Acquired intangible assets..............................  $   --    $  (955)
  Other, net..............................................      --       (123)
                                                            ------    -------
                                                            $   --    $(1,078)
                                                            ======    =======

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        1998     1999      2000
                                                        -----    -----    ------
Taxes at the U.S. statutory rate......................  34.0%    34.0%     34.0%
Increase (decrease) in income taxes resulting from:
  Research and development tax credit.................  (6.2)    (7.2)    (16.5)
  International operations............................   4.5     14.3      19.7
  Tax exempt interest.................................    --     (5.5)    (32.3)
  Acquisition expenses................................    --       --       3.9
  Acquired in-process research and development........    --       --      50.0
  Amortization of intangible assets...................    --       --      19.7
  Other, net..........................................   1.3      3.8      (4.1)
                                                        ----     ----     -----
                                                        33.6%    39.4%     74.4%
                                                        ====     ====     =====

 6. BANK LINE OF CREDIT

     At December 31, 2000, the Company had available a $3.0 million secured domestic revolving line of credit, with interest accruing at the bank's prime rate. Restrictive terms of the lines require, among other requirements, that the Company maintain a minimum quick ratio, tangible net worth and debt service ratio, and limits the Company's ability to pay dividends without the lender's consent. The line of credit is secured by substantially all of the assets of the Company. As of December 31, 2000 the Company had $1.2 million in standby letters of credit issued and outstanding under the domestic revolving line of credit.

 7. COMMITMENTS AND CONTINGENCIES

     The Company leases its office space under non-cancelable operating leases that expire at various dates through 2009. During the years ending December 31, 1998, 1999 and 2000, rental expense was $980, $3,347, and $4,654, respectively. Minimum rental commitments under non-cancelable operating leases at December 31, 2000 are as follows:

2001........................................................  $ 5,720
2002........................................................    5,688
2003........................................................    5,805
2004........................................................    5,693
2005........................................................    3,186
Thereafter..................................................   18,479
                                                              -------
                                                              $44,571
                                                              =======

     The Company's corporate headquarters are located in a single location in Bellevue, Washington. The Company has the option to extend the lease for four additional periods of five years each. The Company has provided a $1.2 million stand-by letter of credit as security for this lease, which may be reduced annually by specified amounts in the lease agreement upon the Company's achieving certain economic goals.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 8. SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On October 20, 1999, the Company issued 4,000,000 shares of its common stock at an initial public offering price of $15.00 per share. Also sold in this offering were 600,000 shares held by selling shareholders upon exercise of the underwriters' overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $5.6 million, were approximately $54.4 million. Concurrent with the initial public offering, each outstanding share of the Company's mandatorily redeemable preferred stock was automatically converted into common stock.

STOCK PURCHASE AGREEMENT

     On August 18, 1999, the Company entered into a stock purchase agreement to sell 1,518,378 shares of common stock to Vulcan Ventures for approximately $18.7 million.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     At December 31, 2000, the Company had reserved the following shares of common stock for future issuance:

BSQUARE Employee Stock Purchase Plan........................  1,317,038
BSQUARE Stock Option Plans..................................  2,393,016

 9. EMPLOYEE BENEFIT PLANS

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

     The Company has assumed certain options granted to employees of acquired companies, referred to as acquired options. These options were assumed by the Company outside of its stock option plans, and are administered as if issued under their original plans. All of the acquired options have been adjusted to reflect the price conversion under the terms of the agreements between the Company and the companies acquired. The acquired options generally become exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of the acquired companies' plans.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     A summary of stock option activity follows:

                                                                                   PRICE PER SHARE
                                                                           -------------------------------
                                                 NUMBER OF    AVAILABLE       WEIGHTED
                                                  OPTIONS        FOR          AVERAGE
                                                OUTSTANDING    ISSUANCE    EXERCISE PRICE       RANGE
                                                -----------   ----------   --------------   --------------
Balance, December 31, 1997....................   1,680,800       819,200       $ 0.08       $0.05 - $ 1.00
  Authorized..................................          --     1,125,000           --             --
  Granted.....................................   1,108,150    (1,108,150)      $ 1.15       $1.00 - $ 1.80
  Exercised...................................    (119,938)           --       $ 0.05       $0.05 - $ 0.05
  Canceled....................................    (128,850)      128,850       $ 0.34       $0.05 - $ 1.00
                                                 ---------    ----------       ------       --------------
Balance, December 31, 1998....................   2,540,162       964,900       $ 0.54       $0.05 - $ 1.80
  Authorized..................................          --     2,000,000           --             --
  Granted.....................................   1,345,795    (1,345,795)      $ 7.24       $1.44 - $45.06
  Exercised...................................    (281,517)           --       $ 0.36       $0.05 - $ 1.00
  Canceled....................................    (154,875)      154,875       $ 0.82       $0.05 - $10.00
                                                 ---------    ----------       ------       --------------
Balance, December 31, 1999....................   3,449,565     1,773,980       $ 3.15       $0.05 - $45.06
  Authorized..................................          --     1,771,786           --             --
  Assumption of acquired company options......     194,422      (194,422)      $ 1.92       $0.07 - $ 3.11
  Granted.....................................   1,512,124    (1,512,124)      $19.05       $6.00 - $49.69
  Exercised...................................    (529,718)           --       $ 0.86       $0.05 - $11.64
  Canceled....................................    (553,796)      553,796       $10.55       $0.05 - $45.06
                                                 ---------    ----------       ------       --------------
Balance, December 31, 2000....................   4,072,597     2,393,016       $ 8.58       $0.05 - $49.69
                                                 =========    ==========       ======       ==============

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:

                                                        OUTSTANDING                EXERCISABLE
                                                 -------------------------    ---------------------
                                                                WEIGHTED
                                                                AVERAGE                    WEIGHTED
                                                               REMAINING                   AVERAGE
                                                 NUMBER OF    CONTRACTUAL     NUMBER OF    EXERCISE
                                                  OPTIONS     LIFE (YEARS)     OPTIONS      PRICE
                                                 ---------    ------------    ---------    --------
Range of exercise price:
  $ 0.05 - $10.00..............................  2,469,347        7.1         1,304,231     $ 1.44
  $12.00 - $20.00..............................  1,394,500        9.3            51,325      12.00
  $ 2.25 - $39.99..............................     55,650        9.3             1,500      35.39
  $40.00 - $49.69..............................    153,100        9.0             1,250      43.53
                                                 ---------        ---         ---------     ------
                                                 4,072,597        8.2         1,358,306     $ 1.93
                                                 =========        ===         =========     ======

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of the grant and recognized over the vesting period, the Company's net income would have been reduced to the pro forma amounts presented below:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1999       2000
                                                 ------    -------    -------
Net income, as reported........................  $2,300    $ 1,695    $   734
Incremental pro forma compensation expense
  under SFAS 123...............................     (82)    (1,351)    (3,342)
                                                 ------    -------    -------
Pro forma net income (loss)....................  $2,218    $   344    $(2,608)
                                                 ======    =======    =======
Pro forma basic earnings (loss) per share......  $ 0.12    $  0.01    $ (0.08)
                                                 ======    =======    =======
Pro forma diluted earnings (loss) per share....  $ 0.08    $  0.01    $ (0.08)
                                                 ======    =======    =======

     The fair value of options granted in 1998, 1999 and 2000 of $0.25, $4.89 and $3.58, respectively, has been estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1998       1999       2000
                                                  -------    -------    -------
Dividend yield..................................        0%         0%         0%
Expected life...................................  5 years    5 years    5 years
Expected volatility.............................        0%        57%        70%
Risk-free interest rate.........................      5.5%       6.6%       5.7%

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

1999 EMPLOYEE STOCK PURCHASE PLAN

     On July 21, 1999, the Board of Directors approved the adoption of the Company's 1999 Employee Stock Purchase (the "1999 Purchase Plan"). Under the 1999 Purchase Plan, the Company is authorized to sell up to 1,500,000 shares of common stock in a series of eighteen month offerings. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of 1) the fair market value of the Company's common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering. During the twelve months ended December 31, 2000, the Company issued 182,962 shares under the plan.

PROFIT SHARING AND DEFERRED COMPENSATION PLAN

     The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants' contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. The Company made no matching contributions to the Profit Sharing Plan during 1998. During the years ended December 31, 1999 and 2000, the Company made matching contributions to the Profit Sharing Plan of $514 and $760 respectively.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

DEFERRED STOCK OPTION COMPENSATION

     In connection with the grant of certain stock options to employees and consultants during 1999, the Company recorded deferred stock option compensation of $1.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized, in accordance with FASB Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). During the years ended December 31, 1998, 1999, and 2000, the Company expensed approximately $171, $583, and $554, respectively. The balance will be expensed over the period the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

     Included in the expensed amounts noted above for the year ended December 31, 1999 is $30 related to options granted to a consultant for services rendered. As of December 31, 1999, the consultant had earned 20,833 options to acquire common stock at $1 per share. The Company has recorded the fair value of the options as of the date the options were earned based on a Black-Scholes model utilizing a 50% volatility factor and an expected life of 2 years. The agreement was terminated in 1999.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      ------   ------   -------
Issuance of notes payable for equipment.............  $  473   $   --   $    --
Cash paid for interest..............................      57       68        38
Cash paid for income taxes..........................   2,170    2,520     1,050
Common stock issued for acquisition of BlueWater
  Systems, Inc......................................      --       --    11,044
Common stock issued for acquisition of Mainbrace
  Corporation.......................................      --       --     9,650
Common stock issued for acquisition.................      --       --     1,441

     All significant non-cash financing activities are listed elsewhere in the financial statements or the notes thereto.

11. SIGNIFICANT CUSTOMERS

     For the years ended December 31, 1998, 1999 and 2000, approximately 75%, 85% and 58% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. As of December 31, 1998, 1999 and 2000 Microsoft represented 84%, 82%, and 52% of total accounts receivable, respectively.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. GEOGRAPHIC AND SEGMENT INFORMATION

     The Company follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments, Service and Products for Windows-based operating systems. The following table summarizes total revenue and long-lived assets attributed to significant countries:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
Total revenue:
  United States...............................  $24,698    $39,876    $49,989
  Japan.......................................      480        671      8,272
  Other Foreign...............................      759        859      5,241
                                                -------    -------    -------
          Total revenue(1)....................  $25,937    $41,406    $63,502
                                                =======    =======    =======
Long-lived assets:
  United States...............................  $ 2,886    $ 7,036    $ 5,681
  Japan.......................................      239        257        793
  Germany.....................................      205        157         82
                                                -------    -------    -------
          Total long-lived assets(2)..........  $ 3,330    $ 7,450    $ 6,556
                                                =======    =======    =======

---------------
(1) Revenue is attributed to countries based on location of customer invoiced.

(2) Long-lived assets do not include acquired intangible assets and goodwill.

     BSQUARE has two operating segments, Service and Product. The Service segment includes design and development of integration tools for the semiconductor vendors and the original equipment manufacturer market. The Product segment derives revenue from licensing of software products to original equipment manufactures and distributing product through resellers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Company does not track assets or operating expenses by operating segments. Consequently, it is not practicable to show assets or operating expenses by operating segments.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for 1999 and 2000 are as follows:

                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
1999 QUARTER ENDED
Revenue......................................   $ 9,167     $10,094        $10,449         $11,696
Gross profit.................................     4,982       5,400          5,461           6,054
Income (loss) from operations................       719         731            460             (37)
Net income...................................   $   429     $   442        $   378         $   446
                                                =======     =======        =======         =======
Earnings per share, basic....................   $  0.02     $  0.02        $  0.02         $  0.01
                                                =======     =======        =======         =======
Weighted average shares outstanding used to
  compute basic earnings per share...........    18,458      18,476         18,844          31,655
                                                =======     =======        =======         =======
Earnings per share, diluted..................   $  0.02     $  0.02        $  0.01         $  0.01
                                                =======     =======        =======         =======
Weighted average shares outstanding used to
  compute diluted earnings per share.........    28,468      29,145         29,800          32,800
                                                =======     =======        =======         =======
2000 QUARTER ENDED
Revenue......................................   $13,292     $15,700        $16,641         $17,869
Gross profit.................................     6,943       8,279          8,850           9,644
Income (loss) from operations................     1,208      (2,873)           822           1,051
Net income (loss)............................   $   995     $(2,475)       $ 1,252         $   962
                                                =======     =======        =======         =======
Earnings (loss) per share, basic.............   $  0.03     $ (0.07)       $  0.04         $  0.03
                                                =======     =======        =======         =======
Weighted average shares outstanding used to
  compute basic earnings (loss) per share....    32,566      33,076         33,605          33,847
                                                =======     =======        =======         =======
Earnings per share, diluted..................   $  0.03     $ (0.07)       $  0.03         $  0.03
                                                =======     =======        =======         =======
Weighted average shares outstanding used to
  compute diluted earnings per share.........    35,628      33,076         36,222          35,946
                                                =======     =======        =======         =======

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------    -------    -------
Net income (numerator diluted)..............................  $ 2,300    $ 1,695    $   734
Less: Accretion of mandatorily redeemable convertible
  preferred stock...........................................     (110)       (87)        --
                                                              -------    -------    -------
Net income available to common shareholders (numerator
  basic)....................................................  $ 2,190    $ 1,608    $   734
                                                              =======    =======    =======
Shares (denominator basic):
  Weighted average common shares outstanding................   18,633     21,430     33,275
                                                              =======    =======    =======
Basic earnings per share....................................  $  0.12    $  0.08    $  0.02
                                                              =======    =======    =======
Shares (denominator diluted):
  Weighted average common shares outstanding(1).............   18,633     21,430     33,275
  Mandatorily redeemable convertible preferred stock........    7,648      6,689         --
  Common stock equivalents..................................    1,455      2,681      2,657
                                                              -------    -------    -------
  Shares used in computation (denominator diluted)..........   27,736     30,800     35,932
                                                              =======    =======    =======
Diluted earnings per share..................................  $  0.08    $  0.06    $  0.02
                                                              =======    =======    =======

---------------
(1) Share amounts presented for 1998 to 1999 give effect to the issuance of 261,391 shares to the former shareholders of BlueWater Systems to effect its acquisition by BSQUARE. The transaction was accounted for as a pooling of interests.

15. ACQUISITIONS

BLUEWATER SYSTEMS, INC.

     On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington, is dedicated to the design of software development tool kits and system integration services for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. The consolidated financial statements of BSQUARE have been restated for all periods prior to the merger to include the accounts and operations of BlueWater Systems, Inc. In connection with the acquisition, the Company incurred $620 ($515 after taxes, or $0.01 per diluted share) of acquisition-related costs which were charged to operations during the three months ended March 31, 2000.

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table presents a reconciliation of revenue and net income previously reported by BSQUARE to those presented in the accompanying condensed consolidated financial statements:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1999
                                                         ---------      ---------
Revenue:
  BSQUARE Corporation..................................   $24,612        $39,938
  BlueWater Systems, Inc. .............................     1,325          1,468
                                                          -------        -------
     Combined..........................................   $25,937        $41,406
                                                          =======        =======
Net income:
  BSQUARE Corporation..................................   $ 2,300        $ 1,691
  BlueWater Systems, Inc. .............................        --              4
                                                          -------        -------
     Combined..........................................   $ 2,300        $ 1,695
                                                          =======        =======

MAINBRACE CORPORATION

     On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, is a leading IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock, and approximately $10,800 in cash. Additionally, the Company assumed Mainbrace's outstanding vested and unvested employee stock options, which were converted into the right to acquire an additional 172,629 shares of the Company's common stock. Such assumption of Mainbrace's options by the Company had a fair market value of approximately $552.

     A summary of the purchase price for the acquisition is as follows:

Cash........................................................  $10,800
Stock and stock options.....................................    9,650
Direct acquisition costs....................................      347
Other acquisition costs.....................................    2,840
Net deferred tax liability..................................      319
Assumed debt................................................      900
                                                              -------
          Total.............................................  $24,856
                                                              =======

     The purchase price was allocated as follows:

Working capital acquired....................................  $   871
Equipment...................................................      160
Goodwill....................................................   16,885
Intangible assets...........................................    2,840
In-process research and development.........................    4,100
                                                              -------
          Total.............................................  $24,856
                                                              =======

     The excess of consideration paid over the fair value of the net assets acquired was recorded as goodwill and other intangible assets and is amortized over periods ranging from two to seven years.

     In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, has been recorded as a charge to

                              BSQUARE CORPORATION

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1999           2000
                                                         ---------      ---------
                                                               (UNAUDITED)
Revenue................................................   $44,540        $65,290
                                                          =======        =======
Net loss...............................................   $(4,070)       $(2,023)
                                                          =======        =======
Net loss per share (basic and diluted).................   $ (0.19)       $ (0.06)
                                                          =======        =======

     During 2000, the Company acquired two smaller companies, Embedded Technologies, Inc. and ToolCraftKK, for total cash and stock consideration of approximately $5.0 million. Both of these acquisitions were accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets.

     Additionally, the Company made several strategic investments during the year ended December 31, 2000 totaling $4.9 million, which are reflected in "Investments" in the accompanying balance sheets. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. Our policy is to regularly review the operating performance in assessing the carrying value of the investment. Pursuant to the terms of these agreements, the Company has certain rights to acquire approximately 791,000 shares of these entities under certain conditions for additional consideration. We expect to continue to make additional investments in the future.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required in this Item regarding our directors and executive officers is set forth in Part I of this Annual Report under the heading "Directors and Executive Officers of the Registrant," which information is incorporated herein by reference.

     The information required by this Item regarding our compliance with Section 16(a) is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the SEC under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the SEC under the caption "Information Regarding Executive Officer Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the SEC under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is included in our definitive proxy statement for our 2001 annual meeting of shareholders to be filed with the SEC under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES

     1. Financial Statements.

        A.  Consolidated Balance Sheets at December 31, 1999 and 2000.

        B. Consolidated Statements of Income for the Years Ended December 31, 1998, 1999 and 2000.

        C.  Consolidated Statements of Shareholders' Equity (Deficit).

        D. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.

     2. Financial Statement Schedules.

        A.  Schedule II -- Valuation and Qualifying Accounts.

     Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 2001.

EXHIBITS

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
     3.1#         Amended and Restated Articles of Incorporation.
     3.1(a)+      Articles of Amendment to Amended and Restated Articles of
                  Incorporation.
     3.2#         Bylaws and all amendments thereto.
     4.1          See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock.
    10.1#         Amended and Restated Stock Option Plan.
    10.1(a)++     1998 Mainbrace Stock Option Plan.
    10.2#         Employee Stock Purchase Plan
    10.3#         401(k) Plan.
    10.4#         Form of Indemnification Agreement.
    10.5#         Loan and Security Agreement by and between Imperial Bank and
                  BSQUARE Corporation dated February 11, 1998.
    10.5(a)#      Amended and Restated Loan Agreement between Imperial Bank
                  and BSQUARE Corporation.
    10.6#         Office Lease Agreement between Seattle Office Associates,
                  LLC and BSQUARE Corporation dated March 24, 1997 (for Suite
                  100).
    10.7#         Sunset North Corporate Campus Lease Agreement between WRC
                  Sunset North and BSQUARE Corporation.
    10.8##        First Amendment to Office Lease Agreement between WRC Sunset
                  North LLC and BSQUARE.
    10.9*#        Master Development & License Agreement between Microsoft
                  Corporation and BSQUARE Corporation dated effective as of
                  October 1, 1998.
    10.10#        Stock Purchase and Shareholders Agreement dated as of
                  January 30, 1998.
    10.11#        Stock Purchase Agreement dated August 18, 1999 by and
                  between BSQUARE Corporation and Vulcan Ventures
                  Incorporated.
    10.12###      Agreement and Plan of Merger among BSQUARE, Bluewater
                  Systems, Inc. and H2O Merger Corporation dated as of January
                  5, 2000.

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
    10.13####     Agreement and Plan of Merger among BSQUARE Corporation,
                  Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000.
    10.14#####    Single-Tenant Commercial Space Lease among One South Park
                  Investors, Paul Enterprises and FKLM as Landlord and BSQUARE
                  as Tenant.
    10.15         Single-Tenant Commercial Space Lease (NNN), dated as of
                  August 30, 2000, by and between One South Park Investors,
                  Partnership and BSQUARE Corporation.
    21.1 #####    Subsidiaries of the registrant.
    23.1          Consent of Arthur Andersen LLP, Independent Public
                  Accountants.
    24.1          Power of Attorney (See Page 60).

---------------
    * Subject to confidential treatment.

    + Incorporated by reference to the registrant's quarterly report on Form
      10-Q filed with the Securities and Exchange Commission on August 7,
      2000.

   ++ Incorporated by reference to the registrant's registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

    # Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

   ## Incorporated by reference to the registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

  ### Incorporated by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

 #### Incorporated by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

##### Incorporated by reference to the registrant's registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                                          BSQUARE CORPORATION

                                          By:      /s/ BRIAN V. TURNER
                                            ------------------------------------
                                                      Brian V. Turner
                                               President, and Chief Operating
                                                   Officer and Secretary

                                          By:      /s/ LEILA L. KIRSKE
                                            ------------------------------------
                                                      Leila L. Kirske
                                                 Vice President Finance and
                                                        Administration
                                            (Principal Financial and Accounting
                                                           Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 26, 2001 on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                /s/ WILLIAM T. BAXTER                        Chairman of the Board, and Chief Executive
-----------------------------------------------------          Officer (Principal Executive Officer)
                  William T. Baxter

                /s/ ALBERT T. DOSSER                                          Director
-----------------------------------------------------
                  Albert T. Dosser

                  /s/ SCOT E. LAND                                            Director
-----------------------------------------------------
                    Scot E. Land

                      SIGNATURE                                                TITLE
                      ---------                                                -----
              /s/ JEFFREY. T. CHAMBERS                                        Director
-----------------------------------------------------
                 Jeffrey T. Chambers

                /s/ WILLIAM L. LARSON                                         Director
-----------------------------------------------------
                  William L. Larson

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To BSQUARE Corporation:

     We have audited in accordance with generally accepted auditing standards in the United States, the financial statements of BSQUARE Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 19, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Seattle, Washington,
January 19, 2001

                              BSQUARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                  COLUMN B             COLUMN C               COLUMN D        COLUMN E
              --------                 ----------   ---------------------------   -------------   -------------
                                       BALANCE AT   CHARGED TO
                                       BEGINNING    COSTS AND      CHARGED TO                      BALANCE AT
             DESCRIPTION               OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS --   END OF PERIOD
             -----------               ----------   ----------   --------------   -------------   -------------
For the year ended December 31, 1998:
  Allowance for doubtful accounts....     $ 10         $ 60           $--              $ 3            $ 67
For the year ended December 31, 1999:
  Allowance for doubtful accounts....     $ 67         $ 75           $--              $--            $142
For the year ended December 31, 2000:
  Allowance for doubtful accounts....     $142         $453           $--              $143           $502