Form 10-Q
period 2001-03-31
BSQUARE CORP /WA
filed 2001-05-09
CIK 1054721

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

                  For the quarterly period ended March 31, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

        As of May 4, 2001, there were 34,090,253 shares of the registrant's common stock outstanding.

================================================================================

                               BSQUARE CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2001

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                           PAGE
                                                                           ----

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements                   3

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    7

Item 3.        Quantitative and Qualitative Disclosures About
                      Market Risk                                           21


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                             22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               BSQUARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                     March 31,  December 31,
                                                        2001        2000
                                                    ----------  ------------
                                                    (unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents                          $  29,141    $  39,566
   Short-term investments                                45,459       32,785
   Accounts receivable, net                              12,584       12,617
   Deferred income tax asset                              1,518          867
   Prepaid expenses and other current assets              2,433        3,209
                                                      ---------    ---------
            Total current assets                         91,135       89,044
Furniture, equipment and leasehold
   improvements, net                                      6,765        5,640
Investments                                              19,480       20,956
Intangible assets, net                                    4,226        4,628
Deposits and other assets                                   731          916
                                                      ---------    ---------
            Total assets                              $ 122,337    $ 121,184
                                                      =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $     216    $     725
   Accrued expenses                                       7,822        8,107
   Deferred revenue                                       5,757        3,652
                                                      ---------    ---------
            Total current liabilities                    13,795       12,484
                                                      ---------    ---------
Long-term debt                                              282          353
                                                      ---------    ---------
            Total liabilities                            14,077       12,837
                                                      ---------    ---------

Shareholders' equity:
   Common stock, no par value: authorized
      50,000,000 shares, 34,041,557 shares issued
      and outstanding as of March 31, 2001 and
      33,975,187 shares issued and outstanding as
      of December 31, 2000                              109,296      109,268
   Deferred stock option compensation                      (245)        (314)
   Cumulative foreign currency translation
      adjustment                                           (579)        (254)

   Accumulated other comprehensive loss, net of tax        (708)          --
   Retained earnings (deficit)                              496         (353)
                                                      ---------    ---------
               Total shareholders' equity               108,260      108,347
                                                      ---------    ---------
               Total liabilities and
                   shareholders' equity               $ 122,337    $ 121,184
                                                      =========    =========

            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                     ------------------
                                                       2001       2000
                                                     --------   --------
                                                         (unaudited)
Revenue:
    Service                                          $ 16,533   $ 12,284
    Product                                             2,095      1,008
                                                     --------   --------
          Total revenue                                18,628     13,292
                                                     --------   --------

Cost of revenue:
    Service                                             8,214      6,197
    Product                                               401        152
                                                     --------   --------
          Total cost of revenue                         8,615      6,349
                                                     --------   --------
            Gross profit                               10,013      6,943
                                                     --------   --------

Operating expenses:
   Research and development                             3,045      2,044
   Selling, general and administrative                  4,647      3,520
   Amortization of intangible assets                    1,355         --
   Amortization of deferred stock option
      compensation                                         69        171
                                                     --------   --------
            Total operating expenses                    9,116      5,735
                                                     --------   --------

            Income from operations                        897      1,208

Other income (expense), net:
      Investment income, net                              564        826
      Acquisition related expenses                         --       (620)
                                                     --------   --------
Income before income taxes                              1,461      1,414
Provision for income taxes                                631        419
                                                     --------   --------
            Net income                               $    830   $    995
                                                     ========   ========

Basic earnings per share                             $   0.02   $   0.03
                                                     ========   ========
Weighted average shares outstanding used to
   compute basic earnings per share                    34,003     32,566
                                                     ========   ========

Diluted earnings per share                           $   0.02   $   0.03
                                                     ========   ========
Weighted average shares outstanding used to
   compute diluted earnings per share                  35,368     35,628
                                                     ========   ========

           See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                          ------------------
                                                            2001       2000
                                                          --------   --------
                                                                (unaudited)
Cash flows from operating activities:
   Net income                                              $   830     $ 995
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                       1,969       604
         Deferred income taxes                                (270)     (229)
         Amortization of deferred stock option
           compensation                                         69       171
         Other                                                 314        81
         Changes in operating assets and liabilities,
           net of effects from acquisitions:
           Accounts receivable                                 (26)   (2,193)
           Prepaid expenses and other current assets            93        49
           Deposits and other assets                           137        22
           Accounts payable and accrued expenses               (10)    1,603
           Deferred revenue                                  2,105     3,138
                                                           -------   -------
            Net cash provided by operating activities        5,211     4,241
                                                           -------   -------
Cash flows from investing activities:
   Purchases of furniture, equipment and leasehold
      improvements                                          (1,739)     (343)
   (Purchase) maturity of short-term investments, net      (12,675)      500
   Purchase of an investment                                (1,000)   (1,250)
                                                           -------   -------
            Net cash used in investing activities          (15,414)   (1,093)
                                                           -------   -------

Cash flows from financing activities:
   Payments on long-term obligations                           (71)       (6)
   Proceeds from exercise of stock options and warrants         47       644
                                                           -------   -------
            Net cash (used in) provided by financing
               activities                                      (24)      638
                                                           -------   -------
Effect of exchange rate changes on cash                       (198)      (32)
                                                           -------   -------
            Net (decrease) increase in cash and cash
               equivalents                                 (10,425)    3,754
Cash and cash equivalents, beginning of period              39,566    55,604
                                                           -------   -------
Cash and cash equivalents, end of period                   $29,141   $59,358
                                                           =======   =======

            See notes to condensed consolidated financial statements.

                               BSQUARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION.

        The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the "Company" or "BSQUARE") pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results and cash flows for the three months ended March 31, 2001 and 2000. These financial statements and the notes should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2.      ACQUISITIONS.

POOLING OF INTERESTS

        On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington, was dedicated to the design of software development tool kits and provided system integration services for the creation of Windows-based intelligent computing devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding shares of common stock of BlueWater Systems. In connection with the acquisition, the Company incurred $620,000 of acquisition-related costs, which were charged to operations in the first quarter of 2000.

PURCHASE COMBINATIONS

        On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, was an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock and approximately $10.8 million in cash. Additionally, the Company assumed Mainbrace's outstanding vested and unvested employee stock options, which were converted into the right to acquire approximately 173,000 shares of the Company's common stock. The Mainbrace stock options assumed by the Company had a fair market value of approximately $552,000 at the time of the acquisition.

        The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill and other intangible assets, and will be amortized over periods ranging from two to seven years. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, was recorded as a charge to expense in the second quarter of 2000 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

        The following table presents unaudited pro forma results of operations as if the acquisition of Mainbrace had occurred at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                       Three Months
                                     Ended March 31,
                                     ---------------
        (in thousands)                     2000
                                         --------
        Revenue                          $ 14,646
                                         ========
        Net loss                             (351)
                                         ========
        Net loss per diluted share       $  (0.01)
                                         ========

        During the year ended December 31, 2000, BSQUARE made two additional acquisitions accounted for as purchases. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the respective effective dates of their acquisition.

        For all purchase transactions that occurred during 2000, the Company is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

3.      COMPREHENSIVE INCOME.

        Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, but excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for BSQUARE results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

        Components of comprehensive (loss) income consist of the following:

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                2001     2000
                                               ------   ------
                                                (in thousands)
        Net income                             $  830   $  995
        Unrealized loss on investment            (708)       -
        Foreign currency translation
           adjustment                            (325)     (21)
                                               ------   ------
             Comprehensive (loss) income       $ (203)  $  974
                                               ======   ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are "forward-looking statements" involving risks and uncertainties. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our revenue, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words "expect," "anticipate," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled "Factors That May Affect Future Results."

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

        We enable the rapid and low-cost deployment of intelligent computing devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. We also develop software applications that are licensed to original equipment manufacturers to provide intelligent computing devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

        To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the license of our software on their intelligent computing devices and, more recently, from the sale to original equipment manufacturers of software products contained in our intelligent computing device integration tool kits.

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

        On May 24, 2000, we acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, is an intellectual property licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, web-enabled phones, wireless thin clients and electronic book readers. The financial data presented in the condensed consolidated financial statements include the results of operations of Mainbrace Corporation beginning on May 25, 2000.

        During the year ended December 31, 2000, we made two additional acquisitions accounted for as purchases. The financial data presented in the condensed consolidated financial statements include the operating results of each business from the respective date of acquisition.

MICROSOFT MASTER DEVELOPMENT AND LICENSE AGREEMENT

        For the three months ended March 31, 2001 and 2000, approximately 45% and 77% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. While we anticipate that our relationship with Microsoft will remain strong, we are unable to predict the magnitude and number of future projects for Microsoft.

                              RESULTS OF OPERATIONS

        The following table presents certain financial data as a percentage of total revenue for the three- month periods ended March 31, 2001 and 2000. Our historical operating results are not necessarily indicative of the results for any future period.

                                             Three Months
                                            Ended March 31,
                                            ---------------
                                            2001       2000
                                            ----       ----
Revenue:
    Service                                   89%        92%
    Product                                   11          8
                                            ----       ----
          Total revenue                      100        100
                                            ----       ----
Cost of revenue:
    Service                                   44         47
    Product                                    2          1
                                            ----       ----
          Total cost of revenue               46         48
                                            ----       ----
            Gross margin                      54         52
                                            ----       ----
Operating expenses:
   Research and development                   16         15
   Selling, general and administrative        25         27
   Amortization of intangible assets (1)       7         --
   Amortization of deferred stock option
      compensation                             1          1
                                            ----       ----
            Total operating expenses          49         43
                                            ----       ----
            Income from operations             5          9
                                            ----       ----

Other income (expense), net:
   Investment income, net                      3          7
   Acquisition related expenses (2)           --         (5)
                                            ----       ----
Income before income taxes                     8         11
Provision for income taxes                     3          3
                                            ----       ----
            Net income                         5%         8%
                                            ====       ====


(1) The condensed consolidated statements of operations for the three months ended March 31, 2001 include a charge of $1.4 million (7% of total revenue) for amortization of intangible assets.

(2) The condensed consolidated statements of operations for the three months ended March 31, 2000 include $620,000 (5% of revenue) of merger related expenses associated with a pooling of interests transaction that occurred in the first quarter of 2000.

REVENUE

        Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue for the quarter ended March 31, 2001 increased 40% to $18.6 million, from $13.3 million for the same period in 2000. The increase in total revenue for 2001 over 2000 resulted from an increase in number and scope of professional service projects as well as an increase in product revenue. Microsoft accounted for 45% and 77% of revenue for the first quarter ended March 31, 2001 and 2000, respectively. The decrease in the percentage of revenue derived from Microsoft in 2001 over 2000 is due to the signing of silicon vendors under the Porting Partner Agreement and the growth in services provided to original equipment manufacturer customers. We expect that in future periods, the percentage of revenue derived from Microsoft will continue to decline.

        Revenue outside of the U.S. totaled $5.6 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase in international revenue in 2001 over 2000 was due to an increase in both the number and size of software services and product contracts with porting partners and original equipment manufacturer customers located in Asia Pacific and Europe. We expect that international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

        We believe that as a result of the downturn in global and U.S. economic conditions, which began in late 2000, some of our customers and potential customers have reduced their budgets and workforces, and as a result, we have experienced order postponements. As such, we anticipate revenue and earnings for the second quarter of 2001 to be similar to the results for the first quarter of 2001.

        SERVICE REVENUE. For the three months ended March 31, 2001, service revenue increased 35% to $16.5 million, from $12.3 million for the same period in 2000. The increase in service revenue for 2001 over 2000 was due to a continued increase in the number and size of consulting service projects. As a percentage of total revenue, service revenue decreased in 2001 over 2000 due to product sales increasing at a faster rate than service revenue.

        PRODUCT REVENUE. Product revenue increased 108% to $2.1 million for the three months ended March 31, 2001, from $1.0 million for the same period in 2000. BSQUARE typically charges a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer's product. The increase in product sales was due to increases in sales of strategic alliance third-party products and an increase in royalty income. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. As a percentage of total revenue, product revenue increased to 11% of revenue for the quarter ended March 31, 2001 compared to 8% for the same period in 2000, due to expanded product offerings and sales.

        Deferred revenue results primarily from customer prepayments for software consulting projects, which are recognized as the services are performed, and from software maintenance contracts, which are recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time agreements; this revenue is recorded as the target licenses are delivered.

COST OF REVENUE

        COST OF SERVICE REVENUE. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 33% to $8.2 million for the three months ended March 31, 2001, from $6.2 million for the same period in 2000. Cost of service revenue increased in absolute dollars due to hiring and training of additional employees to support an increased number of consulting projects. At March 31, 2001 and 2000, we had approximately 315 and 254 employees, respectively, engaged in engineering consulting. Cost of service revenue as a percentage of related service revenue was 50% for each of the three-month periods ended March 31, 2001 and 2000. Although cost of service revenue as a percentage of related service revenue remained relatively constant for each of the periods reported for 2001 and 2000, cost of service revenue as a percent of service revenue may increase in future periods due to competition in employee recruiting and retention pressures, and as we continue to expand our facilities in Silicon Valley, California, Eden Prairie, Minnesota, and Bellevue, Washington.

        COST OF PRODUCT REVENUE. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 164% to $401,000 for the three months ended March 31, 2001, from $152,000 for the three months ended March 31, 2000. As a percentage of product revenue, cost of product revenue was 19% for the three months ended March 31, 2001 and 15% for the same period in 2000. The increase in cost of product revenue as a percentage of related product revenue relates to an increase in sales of third-party products in 2001 over 2000.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 49% to $3.0 million for the three months ended March 31, 2001, from $2.0 million for the three months ended March 31, 2000. This increase was due to an increase in the number of software developers and quality assurance personnel hired directly, or through acquisitions, to expand our product offerings and to support development and testing activities. At March 31, 2001 and 2000, we had approximately 91 software engineers engaged in research and development engineering, located in our offices throughout the United States and Japan, compared to 81 software engineers located at our corporate headquarters at March 31, 2000. Research and development expenses represented 16% and 15% of our total revenue for the three months ended March 31, 2001 and 2000, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended March 31, 2001 over the respective period in 2000 reflects the more rapid increase in our research and development compared to the growth in revenue. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand and enhance our products in order to increase our market position.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 32% to $4.6 million for the three months ended March 31, 2001, from $3.5 million for the same period in 2000. The increase in 2001 over 2000 resulted primarily from our expansion of our sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, promotional and travel costs. Selling, general and administrative expenses were 25% of our total revenue for the three-month period ended March 31, 2001 and 27% for the same period in 2000. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

        AMORTIZATION OF INTANGIBLE ASSETS. On May 24, 2000, we acquired Mainbrace Corporation, an IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Mainbrace's operations are included in our condensed consolidated financial statements since the date of acquisition. During the three months ended September 30, 2000, we acquired two smaller companies for total consideration of $5.0 million. These acquisitions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair value of the acquired assets and are amortized over the useful lives of the assets, two to seven years.

        In connection with these acquisitions, we recorded $1.4 million of amortization goodwill and other intangible assets during the three months ended March 31, 2001. We anticipate that future amortization of these intangible assets will approximate $1.4 million per quarter.

        AMORTIZATION OF DEFERRED STOCK OPTION COMPENSATION. We recorded amortization of deferred stock option compensation of $69,000 for the three months ended March 31, 2001 and $171,000 for the same period in 2000. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

OTHER INCOME (EXPENSE), NET

        Investment income, net consists primarily of earnings on our cash, cash equivalents and other investment balances offset by interest expense associated with debt obligations. Investment income, net was $564,000 for the three months ended March 31, 2001 and $826,000 for the same period in 2000. The decrease in investment income relates to lower average cash, cash equivalent and short-term investment balances in 2001 over 2000, as well as adjustments made to the carrying value of cost-based investments.

        In January 2000, we acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the three months ended March 31, 2000.

PROVISION FOR INCOME TAXES

        Our provision for federal, state and international income taxes was $631,000 for the three months ended March 31, 2001, compared to $419,000 for the same period in 2000, yielding an effective rate of 43% in 2001 and 30% in 2000. Our effective rate is positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but is negatively impacted by the non-deductibility of amortization of intangible assets and losses from our international operations.

PRO FORMA CASH BASIS NET INCOME

        Pro forma cash basis net income, which excludes the effect of non-cash expenses, is as follows:

                                                               Three Months
        (in thousands, except per share amounts)             Ended March 31,
                                                             ---------------
                                                              2001     2000
                                                             ------   ------
                                                               (unaudited)
        Net income                                           $  830   $  995
          Amortization of intangible assets, net
            of tax effect                                     1,355       --
          Amortization of deferred stock option
           compensation, net of tax effect                       45      111
          Acquisition related expense, net of tax effect         --      515
                                                             ------   ------
        Cash basis net income                                $2,230   $1,621
                                                             ======   ======

        Diluted earnings per share                           $ 0.06   $ 0.05
                                                             ======   ======
        Weighted average shares outstanding to
          compute diluted cash basis earnings per share      35,368   35,628
                                                             ======   ======

   The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

                         LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, we had $74.6 million of cash, cash equivalents and short-term investments. This represents an increase of $2.2 million from December 31, 2000. We invest in highly liquid investment-grade marketable securities. Our working capital at March 31, 2001 was $77.3 million compared to $76.6 million at December 31, 2000.

        During the three months ended March 31, 2001, our operating activities resulted in net cash inflows of $5.2 million as compared to $4.2 million for the same period in 2000. Cash provided by operating activities resulted primarily from income from operations (excluding depreciation and amortization of intangible assets) and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

        Investing activities used $15.4 million of cash for the three months ended March 31, 2001, compared to a use of $1.1 million of cash for the three months ended March 31, 2000. Investing activities in 2001 included $12.7 million net cash used for the purchase of short-term investments, $1.0 million use of cash for the purchase of a strategic investment and $1.7 million of capital equipment purchases related to the expansion of our facilities in Silicon Valley, California and Bellevue, Washington. Investing activities in 2000 included $500,000 in maturity of short-term investments and $343,000 in capital equipment purchases, as well as a $1.3 million purchase of an investment.

        Financing activities used $24,000 for the three months ended March 31, 2001, due primarily to $47,000 in proceeds from the issuance of shares under our stock option plans, offset by payments on long-term obligations. Financing activities generated $638,000 for the same period in 2000, due primarily to proceeds from the exercise of warrants and issuance of shares under our stock option plans.

        We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank's prime rate, which was 7.5% at April 30, 2001. The facility expires in July 2001. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2001, and at that time there were no borrowings outstanding under this credit facility.

   As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease that expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota, Tokyo, Japan, and Munich, Germany. The annual cost of these leases is an aggregate of approximately $5.7 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

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

   These amendments include allowing foreign currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain inter-entity foreign currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. We adopted SFAS No. 133 effective January 1, 2001, and the adoption of this statement did not have a material impact on our financial position or results of operations. The impact of this statement is on future periods is unknown, but could result in increased volatility in our earnings and other comprehensive income.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

    Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that may cause our quarterly operating results to fluctuate include:

    o the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

    o   the failure of the intelligent computing device market to develop;

    o adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems;

    o our inability to develop and market new and enhanced products and services on a timely basis;

    o unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions and adversely affect our customer relationships;

    o   changes in demand for our products and services;

    o increased competition and changes in our pricing as a result of increased competitive pressure;

    o our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, particularly Microsoft projects, are delayed, curtailed or discontinued;

    o changes in the mix of our services and product revenue, which have different gross margins;

    o underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

    o varying customer buying patterns, which are often influenced by year-end budgetary pressures.

    In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

THE MAJORITY OF OUR REVENUE, INCLUDING 45% OF OUR TOTAL REVENUE FOR THE THREE MONTHS ENDED MARCH 31, 2001, IS GENERATED FROM OUR RELATIONSHIP WITH MICROSOFT, WHICH CAN BE MODIFIED OR TERMINATED BY MICROSOFT AT ANY TIME.

    For the years ended December 31, 2000 and for the three months ended March 31, 2001, approximately 58% and 45% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2001, includes a number of project-specific work plans. We anticipate that the agreement will be extended. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We expect the revenue generated from work plans with Microsoft will continue to comprise the majority of our revenue for the next several years. We presently have dedicated approximately 87 of our 406 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. In the past, Microsoft has modified the timing and scope of certain projects, requesting that our engineers be moved from one project to another. For example, in late 1997 Microsoft decided to contract with us to provide Windows CE support services to semiconductor vendors with whom we had previously contracted directly. As a result, from late 1997 through late 1998 our revenue shifted from being generated by a variety of semiconductor vendors to being generated primarily by Microsoft. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore substantially reduce our revenue.

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

    Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because the majority of our revenue for 1999 and 2000 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

    o Microsoft's development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

    o the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

    o the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows CE; and

    o the willingness of software developers to continue to develop and expand the applications that run on Windows CE. To the extent that software developers write applications for competing operating systems that are more attractive to intelligent computing device end users than those available on Windows CE, potential purchasers could select competing operating systems over Windows CE.

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

    The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based intelligent computing devices, which will depend on many factors, including:

    o the development of content and applications for intelligent computing devices;

    o the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

    o the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

IF MICROSOFT ADDS FEATURES TO ITS WINDOWS OPERATING SYSTEM THAT DIRECTLY COMPETE WITH SOFTWARE PRODUCTS AND SERVICES WE PROVIDE, OUR REVENUE COULD BE REDUCED AND OUR PROFIT MARGINS COULD SUFFER.

   As the developer of Windows, Microsoft could add features to its operating system that directly compete with the software products and services we provide to our customers. Such features could include, for example, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain software products and services directly from Microsoft that competes with our software products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our profit margins.

IF WE DO NOT MAINTAIN OUR FAVORABLE RELATIONSHIP WITH MICROSOFT, WE WILL HAVE DIFFICULTY MARKETING OUR SOFTWARE PRODUCTS AND SERVICES AND MAY NOT RECEIVE DEVELOPER RELEASES OF WINDOWS CE, AND OUR REVENUE AND OPERATING MARGINS WILL SUFFER.

   In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for intelligent computing devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft's marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in "partner pavilions" at trade shows and listing our services on Microsoft's website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

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

OUR MARKET IS BECOMING INCREASINGLY COMPETITIVE, WHICH MAY RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS AND LOSS OF MARKET SHARE.

   The market for Windows-based software products and services is becoming increasingly competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

   o our current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

   o  professional engineering services firms;

   o  established intelligent computing device software and tools vendors;  and

   o  software and component distributors.

   As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. The barrier to entering the market as a provider of Windows-based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based intelligent computing device market and as new products and technologies are introduced.

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

   In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license many of our software products, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH OUR BUSINESS WILL SUFFER.

   Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to March 31, 2001, we grew from 21 employees to 524 employees, and we expect growth to continue for the foreseeable future. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We will also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage our expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, MANAGEMENT, COLLECTIONS, REGULATORY AND OTHER RISKS.

    In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the three months ended March 31, 2001, our international offices generated approximately 5% of our total revenue. Our international operations expose us to a number of risks, including the following:

    o greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

    o greater difficulty in managing foreign operations due to the lack of proximity between our home office and our foreign operations;

    o longer collection cycles in Japan than we typically experience in the U.S.;

    o   unfavorable changes in regulatory practices and tariffs;

    o   adverse changes in tax laws;

    o   seasonal European sales decline in the summer months;

    o the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

    o   general economic and political conditions in Asian and European markets.

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

THE LENGTHY SALES CYCLE OF OUR PRODUCTS AND SERVICES MAKES OUR REVENUE SUSCEPTIBLE TO FLUCTUATIONS.

    Our sales cycle is typically three to six months because the expense and complexity of our products and services generally require a lengthy customer approval process, and may be subject to a number of significant risks over which we have little or no control, including:

    o customers' budgetary constraints and internal acceptance review procedures;

    o   the timing of budget cycles; and

    o   the timing of customers' competitive evaluation processes.

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

        Our exposure to foreign exchange rate fluctuations as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our quarter ended March 31, 2001 was not material.

        Investment Risk. We have an investment in voting capital stock of a privately held technology company for business and strategic purposes. This investment is included in other assets and is accounted for under the cost method since our ownership is less than 20% and we do not have significant influence. The securities do not have a quoted market price. Our policy is to regularly review the operating performance of the issuer in assessing the carrying value of the investment.

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

                                                BSQUARE CORPORATION
                                                   (Registrant)

                                             /s/   Leila L. Kirske
                                          -------------------------------
Date:  May 9, 2001                                 Leila L. Kirske
                                     Vice President of Finance & Administration
                                    (Principal Financial and Accounting Officer)

                               BSQUARE CORPORATION

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER
(REFERENCED TO
  ITEM 601 OF                       EXHIBIT
REGULATION S-K)                     DESCRIPTION
---------------                     -----------

11.1           Statement re: computation of net income per share.