Form 10-Q
period 2001-06-30
BSQUARE CORP /WA
filed 2001-08-09
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________.

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1650880 (I.R.S. Employer Identification No.)

3150 139th Avenue SE, Suite 500, Bellevue WA (Address of principal executive offices)	98005 (Zip Code)

(425) 519-5900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

     As of August 6, 2001, there were 34,351,106 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$26,317	$39,566

Short-term investments	47,283	32,785

Accounts receivable, net	11,521	12,617

Deferred income tax asset	1,569	867

Prepaid expenses and other current assets	1,866	3,209

Total current assets	88,556	89,044

Furniture, equipment and leasehold improvements, net	8,000	5,640

Intangible assets, net	21,764	20,956

Investments	3,046	4,628

Deposits and other assets	682	916

Total assets	$122,048	$121,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$171	$725

Accrued expenses	8,370	8,107

Deferred revenue	3,452	3,652

Total current liabilities	11,993	12,484

Long-term debt	—	353

Shareholders’ equity:

Common stock, no par value: authorized 50,000,000 shares, 34,311,866 shares issued and outstanding as of June 30, 2001 and 33,975,187 shares issued and outstanding as of December 31, 2000	110,514	109,268

Deferred stock option compensation	(197)	(314)

Cumulative foreign currency translation adjustment	(555)	(254)

Accumulated other comprehensive loss	(645)	—

Retained earnings (deficit)	938	(353)

Total shareholders’ equity	110,055	108,347

Total liabilities and shareholders’ equity	$122,048	$121,184

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(unaudited)
Revenue:

Service	$15,901	$14,195	$32,434	$26,479

Product	2,318	1,505	4,413	2,513

Total revenue	18,219	15,700	36,847	28,992

Cost of revenue:

Service	8,417	6,907	16,631	13,104

Product	415	514	816	666

Total cost of revenue	8,832	7,421	17,447	13,770

Gross profit	9,387	8,279	19,400	15,222

Operating expenses:

Research and development	2,696	2,201	5,741	4,245

Selling, general and administrative	5,434	4,354	10,081	7,874

Acquired in-process research and development	—	4,100	—	4,100

Amortization of intangible assets	1,415	350	2,770	350

Amortization of deferred stock option compensation	48	147	117	318

Total operating expenses	9,593	11,152	18,709	16,887

Income (loss) from operations	(206)	(2,873)	691	(1,665)

Other income (expense), net:

Investment income, net	798	1,008	1,362	1,834

Acquisition related expenses	—	—	—	(620)

Income (loss) before income taxes	592	(1,865)	2,053	(451)

Provision for income taxes	131	610	762	1,029

Net income (loss)	$461	$(2,475)	$1,291	$(1,480)

Basic earnings (loss) per share	$0.01	$(0.07)	$0.04	$(0.05)

Weighted average shares outstanding used to compute basic earnings (loss) per share	34,190	33,076	34,097	32,821

Diluted earnings (loss) per share	$0.01	$(0.07)	$0.04	$(0.05)

Weighted average shares outstanding used to compute diluted earnings (loss) per share	35,615	33,076	35,523	32,821

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

	(unaudited)
Cash flows from operating activities:

Net income (loss)	$1,291	$(1,480)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	4,214	1,488

Acquired in-process research and development	—	4,100

Deferred income taxes	(701)	839

Amortization of deferred stock option compensation	117	318

Other	308	—

Changes in operating assets and liabilities, net of effects from acquisition:

Accounts receivable	1,052	(1,682)

Prepaid expenses and other current assets	(56)	108

Deposits and other assets	191	40

Accounts payable and accrued expenses	331	2,491

Deferred revenue	(199)	4,855

Net cash provided by operating activities	6,548	11,077

Cash flows from investing activities:

Purchases of furniture, equipment and leasehold improvements	(3,472)	(597)

(Purchase) maturity of short-term investments, net	(14,499)	4,203

Purchase of Mainbrace Corporation, net of cash acquired	—	(14,294)

Acquisition of a business	(2,183)	—

Purchase of an investment	—	(1,250)

Net cash used in investing activities	(20,154)	(11,938)

Cash flows from financing activities:

Payments on long-term obligations	(350)	(6)

Net proceeds from issuance of BlueWater Systems Series A Preferred Stock	—	527

Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,244	1,366

Net cash provided by financing activities	894	1,887

Effect of exchange rate changes on cash	(537)	(22)

Net increase (decrease) in cash and cash equivalents	(13,249)	1,004

Cash and cash equivalents, beginning of period	39,566	55,604

Cash and cash equivalents, end of period	$26,317	$56,608

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation.

     The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2001 and its operating results and cash flows for the three and six months ended June 30, 2001 and 2000. These financial statements and the notes should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

Purchase Combinations

     On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, was an intellectual property-licensing and enabling software firm delivering products and services to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock and approximately $10.8 million in cash. Additionally, the Company assumed Mainbrace’s outstanding vested and unvested employee stock options, which were converted into the right to acquire approximately 173,000 shares of the Company’s common stock. The Mainbrace stock options assumed by the Company had a fair market value of approximately $552,000 at the time of the acquisition.

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

	Three Months	Six Months
	Ended June 30,	Ended June 30,

(in thousands)	2000	2000

Revenue	$16,134	$30,779

Net loss	(2,191)	(1,840)

Net loss per diluted share	$(0.07)	$(0.06)

     BSQUARE made two additional small-scale acquisitions during the year ended December 31, 2000, as well as one acquisition during the three months ended June 30, 2001, all accounted for as purchases. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the respective effective dates of their acquisition.

     For some of these purchase transactions, the Company is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

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

     Components of comprehensive (loss) income consist of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(in thousands)
Net income	$461	$(2,475)	$1,291	$(1,480)

Unrealized gain (loss) on investment	63	—	(645)	—

Foreign currency translation adjustment	24	(7)	(301)	(28)

Comprehensive (loss) income	$548	$(2,482)	$345	$(1,508)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

Overview

     We are a leading provider of software services, products and turnkey design solutions that enable developers and integrators to rapidly create, deploy and use a wide variety of smart devices based on the Microsoft Windows-based operating systems. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of smart devices.

     We enable the rapid and low-cost deployment of smart devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. We also develop software applications that are licensed to original equipment manufacturers to provide intelligent computing devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

     To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the license of our software on their intelligent computing devices and, more recently, from the sale to original equipment manufacturers of software products contained in our intelligent computing device integration tool kits.

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

     During the year ended December 31, 2000, we made two additional acquisitions accounted for as purchases. During the three months ended June 30, 2001, we acquired the business operations of a managed device solutions provider. The financial data presented in the condensed consolidated financial statements include the operating results of each business from the respective date of acquisition.

Microsoft Master Development and License Agreement

     For the six months ended June 30, 2001 and 2000, approximately 42% and 68% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle our renewal of the master agreement with Microsoft. The financial terms have been agreed to and are being incorporated into the new contract. As a result of the concluded negotiations, we expect a 10% reduction in bill rates and a 10% reduction of the number of engineers assigned to Microsoft projects for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and a further 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the master agreement as the services are rendered. The master agreement and each of the individual work plans may be modified or terminated by Microsoft at any time. Although we are unable to predict the magnitude and number of future projects for Microsoft, we are committed to playing an important role in supporting Microsoft and its technologies.

RESULTS OF OPERATIONS

     The following table presents certain financial data as a percentage of total revenue for the three- and six- month periods ended June 30, 2001 and 2000. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenue:

Service	87%	90%	88%	91%

Product	13	10	12	9

Total revenue	100	100	100	100

Cost of revenue:

Service	46	44	45	45

Product	2	3	2	2

Total cost of revenue	48	47	47	47

Gross margin	52	53	53	53

Operating expenses:

Research and development	15	14	16	15

Selling, general and administrative	30	28	27	28

Acquired in process research and development(1)	—	26	—	14

Amortization of intangible assets	8	2	8	1

Amortization of deferred stock option compensation	—	1	—	1

Total operating expenses	53	71	51	59

Income from operations	(1)	(18)	2	(6)

Other income (expense), net:

Investment income, net	4	6	4	6

Acquisition related expenses(2)	—	—	—	(2)

Income before income taxes	3	(12)	6	(2)

Provision for income taxes	—	4	2	3

Net income	3%	(16)%	4%	(5)%

(1)	The condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2000 include a $4.1 million charge for acquired in-process research and development costs associated with our purchase of Mainbrace Corporation in May 2000.

(2)	The condensed consolidated statements of operations for the six-month period ended June 30, 2000 include $620,000 of merger related expenses associated with a pooling of interest acquisition transaction, which occurred during 2000.

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue for the quarter ended June 30, 2001 increased 16% to $18.2 million, from $15.7 million for the same period in 2000. Total revenue for the six-month period ended June 30, 2001 increased 27% to $36.8 million from $29.0 million for the same period in 2000. The increase in total revenue for 2001 over 2000 resulted from an increase in the number and scope of professional service projects as well as an increase in product revenue. Microsoft accounted for 38% and 60% of revenue for the second quarter ended June 30, 2001 and 2000, respectively. For the six-month periods, Microsoft accounted for 42% and 68% of revenue for 2001 and 2000, respectively. The decrease in the percentage of revenue derived from Microsoft in 2001 over 2000 was due to the signing of silicon vendors under our Porting Partner Agreement, the decrease in scope of services provided to Microsoft and the growth in services provided to original equipment manufacturer customers.

     Revenue outside of the United States totaled $7.0 million and $2.3 million for the three months ended June 30, 2001 and 2000, respectively, and totaled $12.7 million and $3.5 million for the six months ended June 30, 2001 and 2000, respectively. The increase in international revenue in 2001 over 2000 was due to an increase in both the number and size of software services and product contracts with porting partners and original equipment manufacturer customers located in Asia and Europe. We expect that international sales will continue to represent a significant portion of revenue, although the percentage of total revenue that international sales represent may fluctuate from period to period.

     As a result of the recently negotiated terms agreed upon for our master agreement with Microsoft, we expect a 10% reduction in bill rates. In addition, we expect a 10% reduction of the number of engineers assigned to Microsoft projects for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and a further 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

     On July 6, 2001, we announced that two of our customers had terminated contracts in process. First, a semiconductor manufacturer notified us of its intent to terminate its contract to port Windows CE 3.0 to their processor. We had expected to recognize approximately $1.5 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract. We believe that the termination of this contract was due to difficult global economic conditions in the semiconductor industry. A substantial portion of this project was complete at June 30, 2001. The customer has requested that we maintain the code and development files should the project resume in the future.

     Second, an OEM customer terminated a large service contract for the design and development of an advanced broadband wireless PDA. The customer enlisted us to create a product compatible with a proprietary wireless broadband service. We had expected to recognize approximately $1.2 million to $1.4 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract.

     Accordingly, we anticipate total service and product revenue for the third quarter of 2001 in the range of $14.0 million to $15.5 million.

     Service revenue. For the three months ended June 30, 2001, service revenue increased 12% to $15.9 million, from $14.2 million for the same period in 2000. Service revenue was $32.4 million for the six months ended June 30, 2001 compared to $26.5 million for the same period in 2000, a 22% increase. The increase in service revenue for 2001 over 2000 was due to a continued increase in the number and size of consulting service projects. As a percentage of total revenue, service revenue decreased in 2001 over 2000 due to product sales increasing at a faster rate than service revenue.

     Product revenue. Product revenue increased 54% to $2.3 million for the three months ended June 30, 2001, from $1.5 million for the same period in 2000. For the six-month period ended June 30, 2001, product revenue was $4.4 million compared to $2.5 million for the same period in 2000, a 76% increase. We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer’s product. The increase in product sales was due to increases in sales of our CE Validator quality assurance product, strategic alliance third-party products and an increase in royalty income. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. As a percentage of total revenue, product revenue increased to 13% of revenue for the quarter ended June 30, 2001 compared to 10% for the same period in 2000, due to expanded product offerings and sales.

     Deferred revenue results primarily from customer prepayments for software consulting projects, which are recognized as the services are performed, and from software maintenance contracts, which are recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time agreements; with this revenue being recorded when the target licenses are delivered.

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 22% to $8.4 million for the three months ended June 30, 2001, from $6.9 million for the same period in 2000. As a percentage of related service revenue, cost of service revenue was 53% and 49% for each of the three-month periods ended June 30, 2001 and 2000, respectively. For the six-month period ended June 30, 2001, cost of service revenue was $16.6 million compared to $13.1 million for the same period in 2000, a 27% increase. As a percentage of related service revenue, cost of service revenue was 51% and 49% for the six-month periods ended June 30, 2001 and 2000, respectively. Cost of service revenue increased in absolute dollars due to hiring and training of additional employees to support an increased number of consulting projects, as well as an increase in overhead allocated due to our expansion of facilities in Silicon Valley, California; Eden Prairie, Minnesota; and Bellevue, Washington. At June 30, 2001 and 2000, we had approximately 316 and 284 employees, respectively, engaged in engineering consulting. Due to the 10% billing rate reduction that we have accepted with Microsoft, as well as the increased ratio of fixed costs to anticipated revenue, we expect that our gross margin will decline from 52% reported for the second quarter of 2001, to the mid to upper 40’s for the third quarter of 2001.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue decreased 19% to $415,000 for the three months ended June 30, 2001, from $514,000 for the three months ended June 30, 2000. As a percentage of product revenue, cost of product revenue was 18% for the three months ended June 30, 2001 and 34% for the same period in 2000. For the six months ended June 30, 2001, cost of product revenue was $816,000, compared to $666,000 for the same period in 2000, a 23% increase. As a percentage of product revenue, cost of product revenue was 18% for the six months ended June 30, 2001 and 27% for the same period in 2000. The decrease in cost of product revenue as a percentage of related product revenue relates to a change in product mix, with the sales of our products increasing and the sales of third-party products decreasing in 2001 over 2000.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 22% to $2.7 million for the three months ended June 30, 2001, from $2.2 million for the three months ended June 30, 2000. This increase was due to an increase in the number of software developers and quality assurance personnel hired directly, or through acquisitions, to expand our product offerings and to support development and testing activities. At June 30, 2001, we had 91 software engineers engaged in research and development engineering located in our offices throughout the United States and Japan, compared to 86 software engineers at June 30, 2000. Research and development expenses represented 15% and 14% of our total revenue for the three months ended June 30, 2001 and 2000, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended June 30, 2001 over the respective period in 2000 reflects the more rapid increase in our research and development compared to the growth in revenue.

     For the six-month period ended June 30, 2001, research and development costs were $5.7 million, compared to $4.2 million for the same period in 2000, a 35% increase. As a percentage of revenue, research and development costs were 16% and 15% for the six months ended June 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand and enhance our products in order to increase our market position.

     Selling, general and administrative. Selling, general and administrative expenses increased 25% to $5.4 million for the three months ended June 30, 2001, from $4.4 million for the same period in 2000. For the six-month period ended June 30, 2001, selling, general and administrative expenses were $10.1 million compared to $7.9 million for the same period in 2000, a 28% increase. The increase in 2001 over 2000 resulted primarily from the expansion of our sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses and promotional and travel costs. Additionally, during the three months ended June 30, 2001, we increased our provision for bad debts by $493,000 to provide for the potential write-off of uncollectible customer accounts. Selling, general and administrative expenses were 30% of our total revenue for the three-month period ended June 30, 2001 and 28% for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, these expenses represented 27% and 28%, respectively, of total revenue. Due to various cost control measures that we have recently implemented, we anticipate that selling, general and administrative expenses will decline from June 30, 2001 levels.

     We are currently taking action to trim operating costs in response to a near term reduction in revenue. As we expect revenue reductions in the third quarter based on two recently cancelled contracts and the project reductions from the recently negotiated Microsoft Master Agreement, we implemented a number of cost curtailment projects, which included a 7% reduction in workforce. In connection with these measures, BSQUARE expects to incur a one-time charge in the third quarter of 2001.

     Acquisition of in-process research and development and amortization of intangible assets. On May 24, 2000, we acquired Mainbrace Corporation, an IP-licensing and enabling software firm delivering product solutions to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Mainbrace’s operations are included in our condensed consolidated financial statements since the date of acquisition. During the three months ended September 30, 2000, we acquired two smaller companies for total consideration of $5.0 million. These acquisitions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair value of the acquired assets and are amortized over the useful lives of the assets, two to seven years.

     The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $16.9 million was allocated to goodwill and other intangible assets and $1.0 million was allocated to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets will be amortized over their estimated future lives, two to seven years. In connection with these acquisitions, we recorded $1.4 million in amortization of goodwill and other intangible assets during the three months ended June 30, 2001 compared to $350,000 for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, we recorded amortization of $2.8 million and $350,000, respectively. We anticipate that future amortization of intangible assets will approximate $1.5 million per quarter.

     Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $48,000 for the three months ended June 30, 2001 and $147,000 for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, we recorded $117,000 and $318,000, respectively. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

Other Income (Expense), Net

     Investment income, net consists primarily of earnings on our cash, cash equivalents and other investment balances offset by interest expense associated with debt obligations. Investment income, net was $798,000 for the three months ended June 30, 2001 and $1.0 million for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000, investment income, net was $1.4 million and $1.8 million, respectively. The decrease in investment income relates to lower average cash, cash equivalent and short-term investment balances in 2001 over 2000, as well as adjustments made to the carrying value of cost-based investments.

     In January 2000, we acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the three months ended June 30, 2000.

Provision for Income Taxes

     Our provision for federal, state and international income taxes was $131,000 for the three months ended June 30, 2001, compared to $610,000 for the same period in 2000, yielding an effective rate of 22% for the quarter in 2001 and (33)% for the quarter in 2000. The provision for income taxes was $762,000 for the six months ended June 30, 2001 and $1.0 million for the six months ended June 30, 2000, yielding an effective rate of 37% and (228)%, respectively. Our effective rate is positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but is negatively impacted by the non-deductibility of amortization of intangible assets and losses from our international operations.

Pro Forma Cash Basis Net Income

     Pro forma cash basis net income, which excludes the effect of non-cash expenses, is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

	(unaudited)
Net income (loss)	$461	$(2,475)	$1,291	$(1,480)

Acquired in-process research and development	—	4,100	—	4,100

Amortization of intangible assets	1,415	350	2,770	350

Amortization of deferred stock option compensation	48	147	117	318

Acquisition related expense, net of tax effect	—	—	—	515

Cash basis net income	$1,924	$2,122	$4,178	$3,803

Diluted earnings per share	$0.05	$0.06	$0.12	$0.10

Weighted average shares outstanding to compute diluted cash basis earnings per share	35,615	35,757	35,523	35,920

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had $73.6 million of cash, cash equivalents and short-term investments. This represents an increase of $1.2 million from December 31, 2000. We invest in highly liquid investment-grade marketable securities. Our working capital was $76.6 million at both June 30, 2001 and December 31, 2000.

     During the six months ended June 30, 2001, our operating activities resulted in net cash inflows of $6.5 million as compared to $11.1 million for the same period in 2000. Cash provided by operating activities resulted from income from operations (excluding depreciation and amortization of intangible assets) and changes in working capital accounts.

     Investing activities used $20.2 million of cash for the six months ended June 30, 2001, compared to a use of $11.9 million of cash for the six months ended June 30, 2000. Investing activities in 2001 included $14.5 million net cash used for the purchase of short-term investments, $2.2 million use of cash for the purchase of a strategic business and $3.5 million of capital equipment purchases related to the expansion of our facilities in Silicon Valley, California and Bellevue, Washington. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $1.3 million use of cash for the purchase of an investment and $597,000 of capital equipment purchases, offset by a $4.2 million net maturity of investments in our short-term portfolio.

     Financing activities generated $894,000 for the six months ended June 30, 2001, due primarily to $1.2 million in proceeds from the issuance of shares under our employee stock purchase and option plans, offset by payment in full on long-term obligations. Financing activities generated $1.9 million for the six months ended June 30, 2000, due to $1.4 million in proceeds from the issuance of shares under our stock purchase and option plans and the exercise of warrants by former BlueWater Systems, Inc. Series A Preferred shareholders.

     We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank’s prime rate, which was 6.75% at July 26, 2001. The facility expires in August 2001. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2001, and at that time there were no borrowings outstanding under this credit facility.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease that expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota; Tokyo, Japan; and Munich, Germany. The annual cost of these leases is an aggregate of approximately $6.8 million, subject to annual adjustments. Although we have no other material commitments, we anticipate an increase in our capital expenditures and lease commitments consistent with growth in our operations, infrastructure and personnel.

     The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. The rate of growth of our revenue over prior periods may continue to decline. We currently anticipate that we will continue to experience increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, expand research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

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

Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in discontinuation of amortization of our goodwill. However, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Unanticipated fluctuations in our quarterly operating results due to factors such as adverse changes in our relationship with Microsoft or a decline in the market for Windows-based intelligent computing devices could cause our stock price to decline significantly.

     Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our quarterly operating results to fluctuate include:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems, including changes like the reduction in billing rates and the number of engineers assigned to Microsoft projects as a result of the recent renewal of our contract with Microsoft;

•	the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

•	the failure of the smart device market to develop;

•	our inability to develop and market new and enhanced products and services on a timely basis;

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions and adversely affect our customer relationships;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, particularly Microsoft projects, are delayed, curtailed or discontinued;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures.

     In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

A substantial portion of our revenue, including 42% of our total revenue for the six months ended June 30, 2001, is generated from our relationship with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the year ended December 31, 2000 and for the six months ended June 30, 2001, approximately 58% and 42% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-

specific work plans. On July 16, 2001, we announced that we had negotiated in principle our renewal of the master agreement with Microsoft. The financial terms have been agreed to and are being incorporated into the new contract. As a result of the concluded negotiations, we expect a 10% reduction in bill rates and a 10% reduction of the number of engineers assigned to Microsoft projects for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and a further 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We presently have dedicated 99 of our 407 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

If the market for the Windows CE operating system fails to develop fully or develops more slowly than we expect, our business and operating results will be materially harmed.

     Windows CE is one of many operating systems developed for the intelligent computing device market and the extent of its future acceptance is uncertain. Because the majority of our revenue for 1999, 2000 and the first half of 2001 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

•	Microsoft’s development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

•	the ability of the Windows CE operating system to compete against existing and emerging operating systems for the intelligent computing device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the intelligent computing device market, or in maintaining its market share in those other segments of the intelligent computing device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows CE; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows CE. To the extent that software developers write applications for competing operating systems that are more attractive to intelligent computing device end users than those available on Windows CE, potential purchasers could select competing operating systems over Windows CE.

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

     The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based intelligent computing devices, which will depend on many factors, including:

•	the development of content and applications for intelligent computing devices;

•	the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

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

     In addition to our master agreement with Microsoft, we also maintain a marketing relationship Microsoft. In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for intelligent computing devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

Unanticipated delays, or announcement of delays, by Microsoft of Windows CE product releases could adversely affect our sales.

     Unanticipated delays, or announcement of delays, in Microsoft’s delivery schedule for new versions of its Windows CE operating system could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft of delays could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and could cause our quarterly operating results to fluctuate. For example, in 1998 Microsoft delayed the release of a version of its Windows CE Platform Builder, which delayed our introduction of a complementary product for an original equipment manufacturer customer.

We cannot assure you that our revenue growth rate will not decline or that we will be able to sustain or increase our profitability.

The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. The rate of growth of our revenue over prior periods may continue to decline, especially in light of the anticipated reductions in revenue from Microsoft resulting from the recent renegotiation of our master agreement. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We have recently initiated a number of cost-cutting measures in an effort to reduce our expenses. We cannot assure you, however, that these measures will be successful. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

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

     The market for Windows-based software products and services is becoming increasingly competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of intelligent computing devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary solutions;

•	professional engineering services firms;

•	established intelligent computing device software and tools vendors; and

•	software and component distributors.

     As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, in light of the recent negotiations of our master agreement with Microsoft, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft. The barrier to entering the market as a provider of Windows-based intelligent computing device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based intelligent computing device market and as new products and technologies are introduced.

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

     In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license many of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

     A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business.

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

     Third parties may claim that our current or future software products and services infringe their proprietary rights, and these claims, regardless of their merit, could increase our costs and harm our business. We have not conducted patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to determine whether our software products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that one of our software products violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that software product. Moreover, any indemnification we obtain against claims that the technology we license from third parties infringes the proprietary rights of others may not always be available or may be limited in scope or amount. Even if we receive broad third-party indemnification, these indemnitors may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions.

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

     Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, technical, operational and financial resources. From August 1996 to June 30, 2001, we grew from 21 employees to 519 employees. To manage our growth, we must implement additional management information systems, further develop our operational, administrative and financial systems and expand, train and manage our work force. We also need to manage an increasing number of complex relationships with customers, marketing partners and other third parties. We cannot guarantee that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to effectively manage any expansion. Our failure to do so could seriously harm our ability to deliver products and services in a timely fashion, fulfill existing customer commitments and attract and retain new customers.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

     In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the six months ended June 30, 2001, our international offices generated approximately 5% of our total revenue. Our international operations expose us to a number of risks, including the following:

•	greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	greater difficulty in managing foreign operations due to the lack of proximity between our home office and our foreign operations;

•	longer collection cycles in Japan than we typically experience in the U.S.;

•	unfavorable changes in regulatory practices and tariffs;

•	adverse changes in tax laws;

•	seasonal European sales decline in the summer months;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	general economic and political conditions in Asian and European markets.

     These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

Recent and future acquisitions could prove difficult to integrate, disrupt our business, dilute shareholder value and adversely affect our operating results.

     During the three months ended June 30, 2001, we acquired the business operations of a company, and during the year ended December 31, 2000 we acquired BlueWater Systems, Inc. and Mainbrace Corporation, among others. We may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

     Our sales cycle is typically three to six months because the expense and complexity of our products and services generally require a lengthy customer approval process, and may be subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles; and

•	the timing of customers’ competitive evaluation processes.

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

     Stock markets are subject to significant price and volume fluctuations which may be unrelated to the operating performance of particular companies, and the market price of our common stock may therefore frequently change. The market price of our common stock could also fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations, our ability to meet analysts’ expectations, adverse circumstances affecting the introduction and market acceptance of new products and services offered by us, announcements of new products and services by competitors, changes in the information technology environment, changes in earnings estimates by analysts, changes in accounting principles, sales of our common stock by existing holders and the loss of key personnel. In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and diversion of management’s attention and resources which would materially adversely affect our business, financial condition and operating results.

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

     In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with a defined “acquiring person” for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

     Foreign Currency Exchange Rate Risk. Currently, the majority of our revenues and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

     Our international businesses are subject to risks typical of international activity, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our quarter ended June 30, 2001 was not material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In July 2001, we received notice that lawsuits had been filed in the United States District Court for the Southern District of New York against us, Credit Suisse First Boston Corporation, William T. Baxter, our chairman of the board and chief executive officer, Brian V. Turner, our president, chief operating officer and a member of our board of directors, Albert T. Dosser, a former officer and director, Peter R. Gregory, a former officer and director, Jeffrey T. Chambers, a member of our board of directors, Scot E. Land, a member of our board of directors, and William Larson, a member of our board of directors. The plaintiffs seek to have the matters certified as a class action of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints allege, among other things, that we and the individual defendants named in the complaints violated the federal securities laws by issuing and selling our common stock in our initial public offering in October 1999 without disclosing to investors that certain of the underwriters in the offering allegedly solicited and received excessive and undisclosed commissions from certain investors. Similar complaints have been filed against a number of other issuers that had initial public offerings in 1999 and 2000. We anticipate that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 30, 2001, the following items were voted on at the Annual Meeting of Shareholders:

Proposal 1:    Election of Directors. Two Class I directors were elected at the Annual Meeting for a three-year term ending in 2004. The following nominees were elected as directors, each to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Scot E. Land	30,896,333	73,673

William L. Larson	30,827,231	142,775

Item 5. Other Information.

     On May 31, 2001, Albert T. Dosser resigned as our vice president and as a director. Brian V. Turner, our current president and chief operating officer, was appointed to fill Mr. Dosser’s position on our board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

11.1	Statement re: computation of net income per share

(b)	Reports on Form 8-K

On July 6, 2001, we filed a Form 8-K reaffirming prior revenue guidance for the second quarter of 2001 and provided an update on our business.

On July 16, 2001, we filed a Form 8-K reporting that a lawsuit had been filed against us and specific officers and directors in the United States District Court for the Southern District of New York.

On July 16, 2001, we filed a Form 8-K reporting that we had negotiated in principle our renewal of our master agreement with Microsoft Corporation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

/S/ Leila L. Kirske

Date: August 9, 2001	Leila L. Kirske Vice President of Finance & Administration (Principal Financial and Accounting Officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

11.1	Statement re: computation of net income per share.