Form 10-Q
period 2001-09-30
BSQUARE CORP /WA
filed 2001-11-09
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ____________ .

Commission File Number: 000-27687
_____________________________

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

     As of November 2, 2001, there were 34,493,524 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,864	$39,566
Short-term investments	40,864	32,785
Accounts receivable, net	12,888	12,617
Income taxes receivable	871	1,814
Deferred income tax asset	3,569	1,945
Prepaid expenses and other current assets	1,937	1,395

Total current assets	89,993	90,122
Furniture, equipment and leasehold improvements, net	6,563	5,640
Intangible assets, net	20,342	20,956
Investments	2,973	4,628
Deposits and other assets	666	916

Total assets	$120,537	$122,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$725
Accrued expenses	12,995	9,185
Deferred revenue	3,372	3,652

Total current liabilities	16,543	13,562

Long-term debt	—	353

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares, 34,455,087 shares issued and outstanding as of September 30, 2001 and 33,975,187 shares issued and outstanding as of December 31, 2000	110,598	109,268
Deferred stock option compensation	(158)	(314)
Cumulative foreign currency translation adjustment	(367)	(254)
Accumulated other comprehensive loss	(1,223)	—
Accumulated deficit	(4,856)	(353)

Total shareholders’ equity	103,994	108,347

Total liabilities and shareholders’ equity	$120,537	$122,262

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

		(unaudited)
Revenue:
Service	$12,333	$14,951	$44,767	$41,430
Product	2,173	1,690	6,586	4,203

Total revenue	14,506	16,641	51,353	45,633

Cost of revenue:
Service	7,410	7,410	24,041	20,514
Product	626	381	1,442	1,047

Total cost of revenue	8,036	7,791	25,483	21,561

Gross profit	6,470	8,850	25,870	24,072

Operating expenses:
Research and development	3,022	2,417	8,763	6,663
Selling, general and administrative	4,365	4,371	14,446	12,244
Acquired in-process research and development	—	—	—	4,100
Amortization of intangible assets	1,489	1,111	4,259	1,461
Restructuring charge	6,707	—	6,707	—
Amortization of deferred stock option compensation	38	129	155	447

Total operating expenses	15,621	8,028	34,330	24,915

Income (loss) from operations	(9,151)	822	(8,460)	(843)
Other income (expense), net:
Investment income, net	721	828	2,083	2,661
Acquisition related expenses	—	—	—	(620)

Income (loss) before income taxes	(8,430)	1,650	(6,377)	1,198
Provision for income taxes	(2,636)	398	(1,874)	1,426

Net income (loss)	$(5,794)	$1,252	$(4,503)	$(228)

Basic earnings (loss) per share	$(0.17)	$0.04	$(0.13)	$(0.01)

Weighted average shares outstanding used to compute basic earnings (loss) per share	34,388	33,605	34,194	33,082

Diluted earnings (loss) per share	$(0.17)	$0.03	$(0.13)	$(0.01)

Weighted average shares outstanding used to compute diluted earnings (loss) per share	34,388	36,222	34,194	33,082

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2001	2000

	(unaudited)
Cash flows from operating activities:
Net loss	$(4,503)	$(228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,443	3,404
Restructuring charge	6,707	—
Acquired in-process research and development	—	4,100
Deferred income taxes	(2,702)	1,069
Amortization of deferred stock option compensation	155	447
Other	(196)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(290)	(3,005)
Prepaid expenses and other current assets	(326)	238
Deposits and other assets	254	(334)
Accounts payable and accrued expenses	(1,307)	3,063
Deferred revenue	(279)	3,279

Net cash provided by operating activities	3,956	12,033

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(4,227)	(835)
Purchase of short-term investments, net	(8,079)	(867)
Purchase of Mainbrace Corporation, net of cash acquired	—	(14,294)
Acquisition of businesses	(2,183)	(3,764)
Purchase of an investment	—	(1,250)

Net cash used in investing activities	(14,489)	(21,010)

Cash flows from financing activities:
Payments on long-term obligations	(353)	—
Net proceeds from issuance of BlueWater Systems Series A Preferred Stock	—	527
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,331	1,461
Deferred financing costs	—	(6)

Net cash provided by financing activities	978	1,982

Effect of exchange rate changes on cash	(147)	(36)

Net decrease in cash and cash equivalents	(9,702)	(7,031)
Cash and cash equivalents, beginning of period	39,566	55,604

Cash and cash equivalents, end of period	$29,864	$48,573

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation.

     The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at September 30, 2001 and its operating results and cash flows for the three and nine months ended September 30, 2001 and 2000. These financial statements and the notes should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2. Consolidation of Excess Facilities and Restructuring Charge.

     The Company recorded a restructuring charge of $6.7 million related to the consolidation of excess facilities and other charges. Of this amount, approximately $5.4 million represents the value of excess facilities under noncancelable leases. Property and equipment that was disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements; computer equipment and related software; production, engineering, and other equipment. The Company also recorded other restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce that occurred on July 17, 2001.

     A summary of the restructuring costs and other restructuring charges is outlined as follows:

	Total Charge	Non-Cash Charges	Cash Payments	Restructuring Liability at September 30, 2001

	(in thousands)
Consolidation of excess facilities	$6,480	(1,120)	(335)	$5,025
Workforce reduction and other costs	227	—	(170)	57

Total	$6,707	(1,120)	(505)	$5,082

     Amounts related to the net lease expense due to the excess capacity of the Company’s facilities and will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially implement its restructuring program by the first quarter of 2002.

3. Acquisitions.

Pooling of Interests

     On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington, is dedicated to the design of software development tool kits and provided system integration services for the creation of Windows-based smart devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding shares of common stock of BlueWater Systems. In connection with the acquisition, the Company incurred $620,000 of acquisition-related costs, which were charged to operations in the first quarter of 2000.

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

     The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill and other intangible assets, and is being amortized over periods ranging from two to seven years. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, was recorded as a charge to expense in the second quarter of 2000 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2000	2000

	(in thousands)
Revenue	$16,641	$47,420

Net income (loss)	1,252	(939)

Net income (loss) per diluted share	$0.03	$(0.03)

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

     We continually evaluate revenue, costs and other factors as it relates to our long-lived assets, principally goodwill, from our acquisitions completed in 2000 and 2001. The impact of current market conditions, operational results, and other factors, may in the future, erode the value of these long-lived assets, and could result in an impairment charge.

4. Comprehensive Income.

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

     Components of comprehensive (loss) income consist of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

		(in thousands)
Net income (loss)	$(5,794)	$1,252	$(4,503)	$(228)
Unrealized loss on investment	(578)	—	(1,223)	—
Foreign currency translation adjustment	188	(63)	(113)	(35)

Comprehensive (loss) income	$(6,184)	$1,189	$(5,839)	$(263)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information or future events or otherwise, except as may be required by law. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

Overview

     We are a leading provider of software services, products and turnkey design solutions that enable developers and integrators to rapidly create, deploy and use a wide variety of smart devices based on the Microsoft Windows-embedded operating systems. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of smart devices.

     We enable the rapid and low-cost deployment of smart devices by providing a variety of software products and services for the development, integration and deployment of Windows-embedded operating systems with industry-specific applications. We also develop software applications that are licensed to original equipment manufacturers to provide smart devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

     To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our packaged software products through standard retail channels, our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers related to the license of our software on their smart devices and from the sale to original equipment manufacturers of software products contained in our smart device integration tool kits.

     On January 5, 2000, we acquired BlueWater Systems, Inc., a privately held designer of software development tools for the creation of Windows-based smart devices. The transaction was accounted for using the pooling-of-interests method of accounting. All of our financial data presented in the condensed consolidated financial statements and results of operations have been restated to include the historical financial information of BlueWater Systems, Inc. as if it had always been a part of BSQUARE.

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

Microsoft Master Development and License Agreement

     For the nine months ended September 30, 2001 and 2000, approximately 40% and 60% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle our renewal of the master agreement with Microsoft. As a result of the concluded negotiations, we have accepted a 10% reduction in bill rates and a 10% reduction of the number of engineers assigned to Microsoft projects for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and a further 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

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

RESULTS OF OPERATIONS

     The following table presents certain financial data as a percentage of total revenue for the three- and nine- month periods ended September 30, 2001 and 2000. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenue:
Service	85%	90%	87%	91%
Product	15	10	13	9

Total revenue	100	100	100	100

Cost of revenue:
Service	51	45	47	45
Product	4	2	3	2

Total cost of revenue	55	47	50	47

Gross margin	45	53	50	53

Operating expenses:
Research and development	21	14	17	15
Selling, general and administrative	30	26	28	27
Acquired in process research and development	—	—	—	9
Amortization of intangible assets	10	7	8	3
Restructuring charge	46	—	14	—
Amortization of deferred stock option compensation	1	1	—	1

Total operating expenses	108	48	67	55

Income (loss) from operations	(63)	5	(17)	(2)

Other income (expense), net:
Investment income, net	5	5	4	6
Acquisition related expenses	—	—	—	(1)

Income (loss) before income taxes	(58)	10	(13)	3
Provision for income taxes	(18)	2	(4)	4

Net income (loss)	(40)%	8%	(9)%	(1)%

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue for the quarter ended September 30, 2001 decreased 13% to $14.5 million, from $16.6 million for the same period in 2000. Total revenue for the nine-month period ended September 30, 2001 increased 13% to $51.4 million from $45.6 million for the same period in 2000. The decrease in revenue for the third quarter ended September 30, 2001 over the same period in 2000 is due to the decrease in the amount of engineering services provided to Microsoft during that period and to the cancellation, in July 2001, of a porting contract. The increase in total revenue for 2001 over 2000 resulted from an increase in the number and scope of professional service projects as well as an increase in product revenue. Microsoft accounted for 39% and 46% of revenue for the third quarters ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, Microsoft accounted for 40% and 60% of revenue, respectively. The decrease in the percentage of revenue derived from Microsoft in 2001 over 2000 was due to the signing of semiconductor vendors under our Porting Partner Agreement, the decrease in scope of services provided to Microsoft and the increase in services provided to original equipment manufacturer customers.

     Revenue outside of the United States totaled $5.6 million and $5.1 million for the three months ended September 30, 2001 and 2000, respectively, and totaled $18.1 million and $8.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in international revenue in 2001 over 2000 was due to an increase in both the number and size of software services and product contracts with porting partners and original equipment manufacturer customers located in Asia and Europe. We expect that international sales will continue to represent a significant portion of revenue, although the percentage of total revenue that international sales represent may fluctuate from period to period.

     As a result of the negotiated terms agreed upon for the renewal of our master agreement with Microsoft, we have accepted a 10% reduction in bill rates. In addition, during the quarter ended September 30, 2001, we incurred a 10% reduction in the number of our engineers assigned to Microsoft projects. For the fourth quarter we expect an additional reduction of 24%, and a further reduction of 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

     On July 6, 2001, we announced that two of our customers had terminated contracts in process. First, a semiconductor manufacturer notified us of its intent to terminate its contract to port Windows CE 3.0 to its processor. We had expected to recognize approximately $1.5 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract. We believe that the termination of this contract was due to difficult global economic conditions in the semiconductor industry. The customer has requested that we maintain the code and development files should the project resume in the future.

     Second, an original equipment manufacturer customer terminated a large service contract for the design and development of an advanced broadband wireless PDA. The customer enlisted us to create a product compatible with a proprietary wireless broadband service. We had expected to recognize approximately $1.2 million to $1.4 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract.

     Service revenue. For the three months ended September 30, 2001, service revenue decreased 18% to $12.3 million, from $15.0 million for the same period in 2000. Service revenue was $44.8 million for the nine months ended September 30, 2001 compared to $41.4 million for the same period in 2000, an 8% increase. The decrease in revenue for the third quarter ended September 30, 2001 over the same period in 2000 was due to the decrease in the amount of engineering services provided to Microsoft during that period and to the cancellation, in July 2001, of a porting contract. The increase in total service revenue for the nine-months ended September 30, 2001 over 2000 was due to an increase in the number and size of consulting service projects. As a percentage of total revenue, service revenue decreased for the three-month period in 2001 over 2000 due to the overall decline in service revenue, as well as an increase in sales of products.

     Product revenue. Product revenue increased 29% to $2.2 million for the three months ended September 30, 2001, from $1.7 million for the same period in 2000. For the nine-month period ended September 30, 2001, product revenue was $6.6 million compared to $4.2 million for the same period in 2000, a 57% increase. We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer’s product. The increase in product sales was due to increases in sales of strategic alliance third-party products, an increase in royalty income, and an increase in sales of our CE Validator quality assurance products. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. As a percentage of total revenue, product revenue increased to 15% of revenue for the quarter ended September 30, 2001 compared to 10% for the same period in 2000, due to expanded product offerings and sales and the decline in service revenue.

     Deferred revenue results primarily from customer prepayments for software consulting projects, which are recognized as the services are performed, and from software maintenance contracts, which are recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time agreements, with this revenue being recorded when the target licenses are delivered.

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue remained constant at $7.4 million for each of the three-month periods ended September 30, 2001 and 2000. As a percentage of related service revenue, cost of service revenue was 60% and 50% for each of the three-month periods ended September 30, 2001 and 2000, respectively. For the nine-month period ended September 30, 2001, cost of service revenue was $24.0 million compared to $20.5 million for the same period in 2000, a 17% increase. As a percentage of related service revenue, cost of service revenue was 54% and 50% for the nine-month periods ended September 30, 2001 and 2000, respectively. For both of the three- and nine-month periods ended September 30, cost of service revenue increased as a percentage of revenue in 2001 over 2000 due to increased payroll costs per person, excess capacity in our engineering services teams and an increase in overhead allocated due to our expansion of facilities in Silicon Valley, California; Eden Prairie, Minnesota; and Bellevue, Washington. At September 30, 2001 and 2000, we had approximately 285 and 306 employees, respectively, engaged in engineering consulting. Due to the 10% billing rate reduction that we have accepted with Microsoft, as well as the increased ratio of fixed facilities costs to revenue, our gross margin has declined from 52% reported for the second quarter of 2001 to 45% for the third quarter of 2001.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 64% to $626,000 for the three months ended September 30, 2001, from $381,000 for the three months ended September 30, 2000. As a percentage of product revenue, cost of product revenue was 29% for the three months ended September 30, 2001 and 23% for the same period in 2000. For the nine months ended September 30, 2001, cost of product revenue was $1.4 million, compared to $1.0 million for the same period in 2000, a 38% increase. As a percentage of product revenue, cost of product revenue was 22% for the nine months ended September 30, 2001 and 25% for the same period in 2000. For the third quarter of 2001, cost of product revenue increased over the same period in 2000 due to an increase in third-party product sales. For the nine-month period, the decrease in cost of product revenue as a percentage of related product revenue again relates to a change in product mix, as sales of our products increased and sales of third-party products decreased in 2001 over 2000.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 25% to $3.0 million for the three months ended September 30, 2001, from $2.4 million for the three months ended September 30, 2000. This increase was due to higher payroll costs per person, re-deployment of engineers from our service organization, as well as a higher level of facilities cost related to our expansion, during the latter half of 2000, of our research and development efforts outside of Bellevue, Washington. At September 30, 2001, we had 81 software engineers engaged in research and development engineering located in our offices throughout the United States and Japan, compared to 94 software engineers at September 30, 2000. Research and development expenses represented 21% and 14% of our total revenue for the three months ended September 30, 2001 and 2000, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended September 30, 2001 over the same period in 2000 reflects the decrease in our third quarter 2001 revenue.

     For the nine-month period ended September 30, 2001, research and development costs were $8.8 million, compared to $6.7 million for the same period in 2000, a 32% increase. As a percentage of revenue, research and development costs were 17% and 15% for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand and enhance our products in order to increase our market position.

     Selling, general and administrative. Selling, general and administrative expenses remained constant at $4.4 million for each of the three-month periods ended September 30, 2001 and 2000. For the nine-month period ended September 30, 2001, selling, general and administrative expenses were $14.4 million compared to $12.2 million for the same period in 2000, an 18% increase. The increase in selling, general and administrative costs for the nine-month period in 2001 over 2000 resulted primarily from the expansion of our sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses and promotional and travel costs. Additionally, during the three months ended September 30, 2001, we increased our provision for bad debts by an additional $200,000 to provide for the potential write-off of uncollectible customer accounts. Selling, general and administrative expenses were 30% of our total revenue for the three-month period ended September 30, 2001 and 26% for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, these expenses represented 28% and 27%, respectively, of total revenue. Due to various cost control measures implemented in July 2001, selling, general and administrative expenses declined 20% from the $5.4 million reported for the quarter ended June 30, 2001.

     Restructuring Charge. Due to economic and research and development spending issues surrounding the smart device market, as well as a decrease in the service levels that we provide to Microsoft, we announced a facility and workforce reduction plan in July 2001. In connection with this plan, we recorded a restructuring charge of $6.7 million relating to consolidation of excess facilities and other restructuring charges. The consolidation of excess facilities included the reorganization of certain corporate facilities, engineering and other offices related to business activities that have been restructured. We recorded a restructuring charge of $5.4 million for excess facilities primarily relating to noncancelable leases. Property and equipment that were disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, engineering and other equipment, and furniture and fixtures. We also recorded other restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce that occurred on July 17, 2001.

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

     The purchase price for the acquisition of Mainbrace was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $16.9 million was allocated to goodwill and other intangible assets and $1.0 million was allocated to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets will be amortized over their estimated future lives, two to seven years. In connection with these acquisitions, we recorded $1.5 million in amortization of goodwill and other intangible assets during the three months ended September 30, 2001 compared to $1.1 million for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, we recorded amortization of $4.3 million and $1.5 million, respectively.

     We anticipate that amortization of intangible assets will approximate $1.5 million for the fourth quarter of 2001. Effective January 1, 2001, we will follow accounting guidance in accordance with SFAS 141 and 142. As a result, amortization of intangible assets will cease and these assets will be routinely tested for impairment. We continually evaluate revenue, costs and other factors as it relates to our long-lived assets, principally goodwill, from our acquisitions completed in 2000 and 2001. The impact of current market conditions, operational results, and other factors, may in the future, erode the value of these long-lived assets, and could result in an impairment charge

     Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $38,000 for the three months ended September 30, 2001 and $129,000 for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, we recorded amortization of deferred stock option compensation of $155,000 and $447,000, respectively. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

Other Income (Expense), Net

     Investment income, net consists primarily of earnings on our cash, cash equivalents and other investment balances offset by interest expense associated with debt obligations. Investment income, net was $721,000 for the three months ended September 30, 2001 and $828,000 for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000, investment income, net was $2.1 million and $2.7 million, respectively. The decrease in investment income relates to lower earnings yield and lower average cash, cash equivalent and short-term investment balances in 2001 over 2000, as well as adjustments made to the carrying value of cost-based investments.

     In January 2000, we acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the three months ended September 30, 2000.

Provision for Income Taxes

     Our provision for federal, state and international income taxes was a benefit of $2.6 million for the three months ended September 30, 2001, compared to a provision of $398,000 for the same period in 2000, yielding an effective rate of (31)% for the third quarter of 2001 and 24% for the same quarter in 2000. The provision for income taxes was a benefit of $1.9 million for the nine months ended September 30, 2001 and $1.4 million for the nine months ended September 30, 2000, yielding effective rates of (29)% and 119%, respectively. The benefit for 2001 relates to our ability to carry back the net operating losses generated in the current period to recapture taxes paid in prior periods. In general, our effective rate is positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but is negatively impacted by the non-deductibility of amortization of intangible assets and losses from our international operations.

Pro Forma Cash Basis Net Income

     Pro forma cash basis net income, which excludes the effect of non-cash expenses, is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

	(unaudited)
	(in thousands, except per share data)
Net income (loss)	$(5,794)	$1,252	$(4,503)	$(228)
Acquired in-process research and development	—	—	—	4,100
Amortization of intangible assets	1,489	1,111	4,259	1,461
Amortization of deferred stock option compensation	38	129	155	447
Restructuring charge, net of tax effect	4,360	—	4,360	—
Acquisition related expense, net of tax effect	—	—	—	515

Cash basis net income	$93	$2,492	$4,271	$6,295

Diluted earnings per share	$0.00	$0.07	$0.12	$0.17

Weighted average shares outstanding to compute diluted cash basis earnings per share	36,218	36,222	36,588	36,095

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

Operational Outlook

     During this period of continuing economic weakness, we will continue to focus on core business segments. Because the current business environment for high tech companies has become exceedingly challenging, we have a more cautious financial outlook for the near term. Recently, virtually all companies have felt the effect of the deterioration in the global economy. This, coupled with the operational effects of our reduced services to Microsoft, has led us to reassess our near-term strategy to ensure that we continue to thrive in this more challenging environment. As previously disclosed in July 2001, revenue derived from Microsoft will continue to decline over the next two-to-three quarters due to the 10% reduction in bill rates as well as the decline in the number of engineers assigned to Microsoft projects under the Microsoft Master Agreement. However, we do anticipate increased service and product sales and growing revenue attributable to original equipment manufacturers and semiconductor vendors.

     Because we continue to believe in our long-term business prospects, we have currently decided against a reduction in workforce and instead intend to re-deploy our engineers that have been recently relieved of Microsoft work to serve other areas of the organization. We are reaffirming our commitment to research and development and sales and marketing resources over the next two to three quarters. In addition, we will continue to expand internationally in the fourth quarter. These investments will use some of our cash and will result in short-term losses. We believe that we will return to profitability in the latter part of 2002. Once we have absorbed the full effect of the decline in direct revenue from Microsoft, we anticipate a return to revenue growth. For the fourth quarter of 2001, we are planning for revenue of $12 to $13 million and a cash-based loss of $.04 to $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had $70.7 million of cash, cash equivalents and short-term investments. This represents a decrease of $1.6 million from December 31, 2000. We invest in highly liquid investment-grade marketable securities. Our working capital was $73.5 million at September 30, 2001 and $76.6 million at December 31, 2000.

     During the nine months ended September 30, 2001, our operating activities resulted in net cash inflows of $4.0 million as compared to $12.0 million for the same period in 2000. Cash provided by operating activities resulted from income from operations (excluding restructuring charges and depreciation and amortization of intangible assets) and changes in working capital accounts.

     Investing activities used $14.5 million of cash for the nine months ended September 30, 2001, compared to a use of $21.0 million of cash for the nine months ended September 30, 2000. Investing activities in 2001 included $8.1 million net cash used for the purchase of short-term investments, $2.2 million net cash used for the purchase of a strategic business and $4.2 million of capital equipment purchases related to the expansion of our domestic facilities. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $3.8 million net cash used for the acquisition of other businesses, $1.3 million net cash used for the purchase of an investment and $835,000 of capital equipment purchases.

     Financing activities generated $978,000 for the nine months ended September 30, 2001, due primarily to $1.3 million in proceeds from the issuance of shares under our employee stock purchase and option plans, offset by payment in full on long-term obligations held by our subsidiary in Tokyo, Japan. Financing activities generated $2.0 million for the nine months ended September 30, 2000, due to $1.5 million in proceeds from the issuance of shares under our stock purchase and option plans and the exercise of warrants by former BlueWater Systems, Inc. Series A Preferred shareholders.

     We have a working capital revolving line of credit with Imperial Bank that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $3.0 million and bears interest at the bank’s prime rate, which was 5.0% at November 7, 2001. The facility expires in September 2002. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2001, and at that time there were no borrowings outstanding under this credit facility.

     As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease that expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota; Tokyo, Japan; and Munich, Germany. The annual cost of these leases is an aggregate of approximately $6.8 million, subject to annual adjustments.

     The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. The rate of growth of our revenue over prior periods may continue to decline, particularly in light of current economic and consumer uncertainty and as we provide fewer services to Microsoft. We currently anticipate that we will continue to experience increases in our operating expenses for the foreseeable future as we enter new markets for our products and services, expand research and development activities and sales and marketing activities, develop new distribution channels and broaden our professional service capabilities. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenue to keep pace with our expenses, we may experience losses.

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

Recent Accounting Pronouncements

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at September 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in discontinuation of amortization of our goodwill. However, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002.

     We are currently reviewing the operations of acquired companies and anticipate that an impairment loss is possible on certain operations. This impairment could have an adverse effect on our future results of operations.

     On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Unanticipated fluctuations in our quarterly operating results due to factors such as adverse changes in our relationship with Microsoft or a decline in the market for Windows-based smart devices could cause our stock price to decline significantly.

     Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our quarterly operating results to fluctuate include:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems, including changes such as the reduction in our billing rates and the number of our engineers assigned to Microsoft projects resulting from the recent renewal of our contract with Microsoft;

•	the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

•	the failure of the smart device market to develop;

•	our inability to develop and market new and enhanced products and services on a timely basis;

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions and adversely affect our customer relationships;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, particularly Microsoft projects, are delayed, curtailed or discontinued;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures.

     In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

A substantial portion of our revenue, including 40% of our total revenue for the nine months ended September 30, 2001, is generated from our relationship with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the year ended December 31, 2000 and for the nine months ended September 30, 2001, approximately 58% and 40% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle a renewal of the master agreement with Microsoft. As a result of the concluded negotiations, we have accepted a 10% reduction in bill rates and a 10% reduction of the number of our engineers assigned to Microsoft projects for the third quarter of 2001, an additional reduction of 24% for the fourth quarter of 2001 and a further reduction of 31% for the first quarter of 2002, all compared to the second quarter of 2001 levels.

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. We presently have dedicated 67 of our 378 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

If the market for the Windows CE operating system fails to develop fully or develops more slowly than we expect, our business and operating results will be materially harmed.

     Windows CE is one of many operating systems developed for the smart device market and the extent of its future acceptance is uncertain. Because the majority of our revenue for 1999, 2000 and the first nine months of 2001 has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

•	Microsoft’s development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

•	the ability of the Windows CE operating system to compete against existing and emerging operating systems for the smart device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows CE faces intense competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows CE; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows CE. To the extent that software developers write applications for competing operating systems that are more attractive to smart device end users than those available on Windows CE, potential purchasers could select competing operating systems over Windows CE.

We cannot assure you that our revenue growth rate will not decline or that we will be able to sustain or increase our profitability.

The rate of growth of our revenue over the prior year was 63% from 1997 to 1998, 60% from 1998 to 1999, and 53% from 1999 to 2000. We anticipate that the rate of growth of our revenue over prior periods may continue to decline, especially in light of the anticipated reductions in revenue from Microsoft resulting from the recent renegotiation of our master agreement. In addition, the slowdown in the U.S. economy generally and recent terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We have recently initiated a number of cost-cutting measures in an effort to reduce our expenses. We cannot assure you, however, that these measures will be successful. If we fail to increase our revenue to keep pace with our expenses, we may experience losses. In fact, we are planning for a cash-based loss of $0.04 to $0.07 per share for the fourth quarter of 2001.

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

If the market for smart devices fails to develop fully or develops more slowly than we expect, our revenue will not grow as fast as anticipated, if at all.

     The market for smart devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based smart devices, which will depend on many factors, including:

•	the development of content and applications for smart devices;

•	the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

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

     In addition to our master agreement with Microsoft, we also maintain a marketing relationship Microsoft. In the event that our relationship with Microsoft were to deteriorate, then our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for smart devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

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

     The market for Windows-based software products and services is becoming increasingly competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of smart devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary solutions;

•	professional engineering services firms;

•	established smart device software and tools vendors; and

•	software and component distributors.

     As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, in light of the recent renewal negotiations of our master agreement with Microsoft, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

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

     In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the nine months ended September 30, 2001, our international offices generated approximately 7% of our total revenue. Our international operations expose us to a number of risks, including the following:

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

     During the three months ended June 30, 2001, we acquired the business operations of a managed service company, and during the year ended December 31, 2000 we acquired BlueWater Systems, Inc. and Mainbrace Corporation, among others. We may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

     Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our software products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed which may result in lost revenue. Moreover, errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

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

     Our sales cycle is typically three to nine months because the expense and complexity of our products and services generally require a lengthy customer approval process, and may be subject to a number of significant risks over which we have little or no control, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue or issuer to a maximum of 20% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to those maturing in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

     Foreign Currency Exchange Rate Risk. Currently, the majority of our revenue and expenses are denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

     Our international businesses are subject to risks typical of international activity, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our quarter ended September 30, 2001 was not material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In July 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors, and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints allege that the underwriter defendants agreed to allocate stock in the company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The company understands that nearly two hundred other issuers have been named as defendants in nearly identical lawsuits filed by some of the same plaintiffs’ law firms. We anticipated that the actions against the company, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 5. Other Information.

     On September 18, 2001, Brian V. Turner resigned as our president and chief operating officer and as a member of our board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.9(a) Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999.

10.9(b)* Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001.

11.1 Statement re: computation of net income per share

*	Confidential treatment requested.

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

BSQUARE CORPORATION (Registrant)

/S/ Leila L. Kirske
Date: November 9, 2001	——————————————————————
Leila L. Kirske Vice President of Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

10.9(a)	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999.
10.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001.
11.1	Statement re: computation of net income per share

*	Confidential treatment requested.