Form 10-K
period 2001-12-31
BSQUARE CORP /WA
filed 2002-03-21
CIK 1054721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

Commission file number 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3150 — 139th Avenue NE, Suite 500
Bellevue, Washington 98005-4081
(Address of principal executive offices)

(425) 519-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2002 was approximately $75.0 million based on the closing sales price of the registrant’s common stock as reported on The Nasdaq National Market. For the purposes of this response, executive officers, directors and persons who own 5% or more of the outstanding shares of common stock are deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. The registrant had 35,160,119 shares of common stock, no par value, outstanding at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on April 30, 2002 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth below under “Risk Factors”. Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	the growth in number of Internet users and market for business to business Internet transactions;

•	the development of the smart device market and our ability to address its challenges;

•	the emergence of Windows CE, Windows NT Embedded and Windows XP Embedded as operating systems of choice for many hardware and software applications vendors;

•	our business plan, its advantages and our strategy for implementing our plan;

•	our ability to expand our strategic relationships with hardware and software vendors and continue to build on our relationship with Microsoft;

•	our ability to expand our international presence;

•	our ability to attain increased product sales and revenue growth attributable to original equipment manufacturers and semiconductor vendors;

•	our ability to return to profitability in 2002;

•	our ability to develop our technology and expand our product and service offerings; and

•	our anticipated working capital and capital expenditure requirements, including our ability to meet our anticipated cash needs.

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

Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our quarterly operating results to fluctuate include:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems, including changes such as the reduction in our billing rates and the number of our engineers assigned to Microsoft projects resulting from the recent renewal of our contract with Microsoft;

•	the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

•	the failure of the smart device market to develop;

•	our inability to develop and market new and enhanced products and services on a timely basis;

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, particularly Microsoft projects, are delayed, curtailed or discontinued;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures.

     In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

A substantial portion of our revenue, including 40% of our total revenue for the year ended December 31, 2001, is generated from our relationship with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the years ended December 31, 1999, 2000 and 2001, approximately 85%, 58% and 40% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle a renewal of the master agreement with Microsoft. As a result of the concluded negotiations, effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and is scheduled to decline an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. As of January 31, 2002, we had dedicated 35 of our 273 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

If the market for the Windows CE operating system fails to develop fully or develops more slowly than we expect, our business and operating results will be materially harmed.

     Windows CE is one of many operating systems developed for the smart device market and the extent of its future acceptance is uncertain. Because the majority of our revenue to date has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

•	Microsoft’s development and support of the Windows CE market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

•	the ability of the Windows CE operating system to compete against existing and emerging operating systems for the smart device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows CE faces intense competition from PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows CE faces competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows CE may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows CE; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows CE. To the extent that software developers write applications for competing operating systems that are more attractive to smart device end users than those available on Windows CE, potential purchasers could select competing operating systems over Windows CE.

We cannot assure you that our revenue growth rate will not continue to decline or that we will be able to return to profitability.

     The rate of growth of our revenue over the prior year was 60% from 1998 to 1999, 53% from 1999 to 2000, and a decline of 3% from 2000 to 2001. We anticipate that the rate of growth of our revenue over prior periods may continue to decline, especially in light of the anticipated reductions in revenue from Microsoft resulting from the recent renegotiation of our master agreement. In addition, the slowdown in the U.S. economy generally and recent terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We have recently initiated a number of cost-cutting measures in an effort to reduce our expenses. We cannot assure you, however, that these measures will be successful. If we fail to increase our revenue to keep pace with our expenses, we may continue to experience losses.

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

     In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the year ended December 31, 2001, our international offices generated approximately 7% of our total revenue. Our international operations expose us to a number of risks, including the following:

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

     During the year ended December 31, 2001, we acquired the business operations of a managed device service company, and during the year ended December 31, 2000 we acquired BlueWater Systems, Inc. and Mainbrace Corporation, among others. We may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

BUSINESS

     We provide a broad range of products and services that facilitate the creation and deployment of a class of devices we call smart devices. Original Equipment Manufacturers (OEMs), semiconductor vendors, original design manufacturers, software developers, value-added resellers, Internet service providers and network service providers rely on our products and services to help bring customized smart devices and their applications to market quickly at lower cost and with higher quality. We believe customers are attracted to our products and services because we cost-effectively apply our in-depth understanding of operating systems, compilers and debuggers, and platform software tools to solving customer needs. We have supplied Windows-based software services and products for over seven years, enabling us to become one of the leading providers of comprehensive solutions for smart devices.

     Smart devices are an emerging class of products with sophisticated processing power that are designed for specific computing and communications applications. Examples of smart devices include television “set-top boxes,” which sit on top of television sets and provide users with interactive cable TV services, sophisticated video gaming features and Internet access; handheld and palm-size PCs; gaming systems; handheld industrial data collectors; consumer “Internet appliances,” kiosk terminals, and navigational devices used in cars and trucks; and Windows-based terminals, Webpads, E-books and Pocket PCs used both in the workplace and at home. Compared to traditional computers, smart devices are often less expensive and more adaptable in terms of size, weight, shape and mobility, while still providing sophisticated computing and communications capabilities, including Internet connectivity.

     Smart devices are at the root of emerging markets, delivering access to data at the point of use in a wide variety of scenarios, from the factory floor to the mobile workforce to the home. Supermarkets deploy smart devices as mobile, wireless barcode scanners facilitating inventory control. Factories use smart devices as remote equipment monitors or sophisticated man-machine interfaces. Fleet managers use smart devices to efficiently dispatch and track trucks and drivers over a wide territory through least cost, wireless communication. Cable operators deploy and manage sophisticated smart devices such as Webpads and set-top boxes, offering advanced services for the home.

     The successful development and deployment of smart devices present many challenges: rapidly advancing technology, such as new microprocessors and chipsets, connectivity issues, interface design and usability, remote device management and in-field support, security, the pervasive influence of the World Wide Web, evolving business models, and time to market, a paramount concern. We offer a strategic set of products and services to address these challenges.

     Increasingly, Internet technologies and communications demands are driving the design of smart devices. Original equipment manufacturers are developing new smart devices to help businesses and consumers use the Internet to transact business, through wired and wireless telecommunications systems. The growth of wireless communications is expanding through the development of many new technologies, including Bluetooth, 3G, and 802.11 standards. We combine our own advanced wireless expertise with strategic partnerships to enable the adoption of these technologies.

     Our products and services offer customers a broad range of solutions to rapidly bring products to market. We have been providing Windows CE-based software services since before the commercial release of Windows CE in September 1996. We expanded the breadth of our service offerings with Windows NT Embedded integration services in late 1999 and Windows XP Embedded integration services in late 2001. Since January 2000, our product line of tools for developers of smart devices has included the Windows operating systems Windows 98, Windows 2000, Windows NT and Windows NT Embedded. In December 2001, we were awarded the Windows Embedded Partner of the Year Award in the category of Systems Integrator from Microsoft in recognition of our technical aptitude with Windows Embedded platforms and proven business excellence. Also in 2001, we became a Texas Instruments-licensed independent OMAP™ Technology Center, offering development assistance in the creation of multimedia-rich applications such as streaming video, video conferencing, and high-fidelity audio. We continue to provide standard manufacturable designs of popular smart devices such as Webpads, Smart Phones, Pocket PCs, E-books and portable data tablets.

     We generate revenue in four distinct ways. First, we create software development tools and provide related engineering services to Microsoft and semiconductor vendors, adapting Windows CE to different microprocessors and enhancing the operating system and its tools. Second, we offer a comprehensive set of software products and services that enable original equipment manufacturers to cost-effectively develop and deploy smart devices. These offerings include OEM adaptation kits, software development products, test products and Microsoft Windows licensing, along with engineering and quality assurance services and training. Third, we license a wide range of Windows-based software applications to OEMs, value added resellers, Internet service providers, network service providers and smart device consumers to provide additional functions to smart devices, such as printing and faxing capabilities, voice-over internet protocol, remote device management and wireless connectivity. Fourth, we license standard manufacturing design of smart devices for use in such devices as Webpads, Smart Phones, Pocket PCs, E-books and portable data tablets and bundle our products and integration services for our customers.

Industry Background

     The increasingly widespread use of electronic communications, including the Internet, enables networks of businesses and consumers to collaborate, access information and conduct business and personal interactions more effectively. As the number of Internet users grows, so does the diversity of content, services and applications available via the Internet. While the Internet is already having a significant and highly visible impact on business-to-consumer and consumer-to-consumer relationships, the market for business-to-business Internet transactions is also growing.

     As more businesses and consumers access the Internet, new ways of conducting business electronically are emerging. Examples of users who are leveraging this ability to communicate electronically include:

•	businesses that use mobile computing devices to permit their employees to access server-based network applications and the Internet from remote sites;

•	retail businesses that use handheld point-of-sale terminals to provide real-time inventory tracking, automate their procurement processes and publish information instantly to both internal and external users via the Internet;

•	healthcare professionals who use mobile computing devices to record and access patient information that can then be shared via the Internet among a broader group of professionals responsible for providing medical care; and

•	consumers who use Internet-enabled television set-top boxes, smart cellular phones, gaming systems and other devices to access Internet content, communicate and conduct transactions online.

     The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, a new class is emerging. This includes Internet-enabled television “set-top boxes,” handheld and palm-size PCs, gaming systems, handheld industrial data collectors, and consumer “Internet appliances” such as kiosk terminals, Internet-enabled television “set-top”, vehicle navigational devices, Webpads, E-books and Pocket PCs. These smart devices are particularly attractive to business and consumer users because they are often less expensive than traditional computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for particular tasks. In addition, these devices are typically compatible with existing business information systems. According to information received in November 2001 from eTForecasts, a market research firm specializing in the personal computer and information appliance industry, worldwide information appliance sales (excluding Smart Phones) is projected to grow from 30.5 million units in 2001 to approximately 145 million units by 2005. The respective worldwide revenue in 2001 from the sale of information appliances (excluding Smart Phones) exceeded $9.5 billion and is projected to grow to over $40 billion by 2005.

     Because smart devices can be used for a number of purposes, from consumer information to industrial automation, and can be designed for a range of unique applications, the smart device industry is characterized by a wide variety of hardware configurations and end-user applications, each often designed for a specific market. To accommodate these diverse characteristics in a cost-effective manner, semiconductor vendors and original equipment manufacturers require operating systems that can be integrated with a number of different smart devices and can support an expanding range of industry-specific content and applications. The Microsoft Windows family of operating systems, specifically Windows CE, Windows NT Embedded and Windows XP Embedded, helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards; can be customized to operate across a variety of smart devices and integrate with existing information systems; offers Internet connectivity; and reduces systems requirements compared to traditional PC operating systems. Because of these characteristics, we believe Windows CE, Windows NT Embedded and Windows XP Embedded are emerging as operating systems of choice for many hardware and software applications vendors.

     To take advantage of the multiple benefits of these Windows operating systems, many original equipment manufacturers and semiconductor vendors require software products and services from a provider with the breadth of experience and depth of capabilities to fully support the Windows CE, Windows NT Embedded and Windows XP Embedded. These products and services should encompass the full cycle of the smart device development process, including hardware support, software development products and services, system validation and end-user software applications. In addition, these products and services should use existing Microsoft and other industry technologies and standards to promote rapid low-cost development, reduced time-to-market and integration with existing enterprise software applications. These products and services should also be designed to accommodate the varying industry-specific needs of semiconductor, equipment and software developers without compromising functionality and performance.

General

     We provide a broad range of products and services facilitating the creation and deployment of smart devices. Original equipment manufacturers, semiconductor vendors, original design manufacturers, software developers, value added resellers, internet service providers and network service providers rely on our products and services to help bring customized smart devices and their applications to market quickly, at lower cost and with higher quality. Key elements of our solutions include:

     A broad set of end-to-end development products, software applications, manufacturing designs, and software services to support a diverse range of smart device hardware, systems and applications:

•	Development products. We provide software products that facilitate the integration of new hardware and peripherals into Windows operating systems; a family of testing and verification tools for quality assurance; licensing and integration of wired and wireless connectivity technologies, or stacks for Bluetooth and Universal Serial Bus (USB); and user interface design and development tools.

•	Software applications. We license software applications packages that provide high-level functionality for smart devices such as faxing, printing, least-cost routing and remote device management. We also integrate, enhance and license third-party applications.

•	Smart device design packages. We provide standard design packages for smart devices such as Webpads, Smart Phones, Pocket PCs, E-books and portable data tablets. We license these designs and bundle them with our software products and services to provide rapid development and deployment for a variety of customers.

•	Software services. We provide professional engineering services to a diverse customer base, including custom development services, product adaptations and system quality assurance services. We also provide software development and testing services to Microsoft in connection with its ongoing development and modification of the Windows CE operating system. We also provide these services to both Microsoft and semiconductor vendors to assist with the creation of software development tools sold in conjunction with Windows CE and the integration of Windows CE with various microprocessors. By using our services, Microsoft can draw on our extensive expertise and experience with Windows CE and can devote its internal resources to other projects.

     We have provided Windows Embedded based services for the development, integration and deployment of Windows Embedded operating systems and industry-specific applications since prior to the commercial release of Windows CE in September 1996. In addition, we have developed strategic relationships with Microsoft, including our master development and license agreement and our distributor agreement with Microsoft, and through other arrangements. Specifically, we are a preferred Provider of Visual Tools to Microsoft, a member of Microsoft’s Third Party Tools Provider Program, a Microsoft-sanctioned Windows CE systems integrator (receiving the Microsoft Windows Embedded Partner of the Year award in the SI category for 2001), a Gold-level member of Microsoft Windows Embedded Partner Program, the premiere partner in Microsoft’s Porting Program, a Windows CE and NT Embedded Preferred Provider (distributor) and a Microsoft Certified Solution Provider, as well as a developer of Windows Embedded based software applications. Moreover, we have worked with several semiconductor vendors to integrate Windows CE with their proprietary microprocessors. This depth and breadth of experience enable us to bring tangible benefits to Microsoft and to a variety of original equipment manufacturers, semiconductor vendors, software developers, value added resellers, Internet service providers and network service providers. Such benefits include:

•	Reduced time-to-market. By using our software services, pre-configured software components and smart device design packages, our customers can take advantage of our experience with the Windows-based platforms to help bring quality smart devices to market faster than if they had chosen to develop their hardware, operating systems and software applications internally.

•	Lower development costs and reduced risks. By using our extensive library of software tools for developing and testing Windows CE-based smart devices, instead of developing these tools internally, our customers can reduce the implementation and training time required for their engineers and lower their smart device development costs. Our software components are thoroughly tested for performance and reliability, reducing the risk of project failure.

•	Rapidly customizable graphical user interfaces. A graphical user interface is the set of visual images through which the user interacts with the smart device. Our software development solutions enable our customers to more rapidly design user-specific and industry-specific graphical user interfaces to meet the needs of smart device users across a variety of markets.

•	Enhanced smart device functionality. Our pre-developed software components enable original equipment manufacturer customers to quickly add new and differentiating application features to their existing smart device hardware components, which can help extend product life cycles.

Strategy

     Currently, the market for providing solutions for the development of smart devices is very fragmented. Our strategy is to become one of the primary providers of products and services for facilitating the rapid and cost efficient development and deployment of smart devices. Key elements of our strategy include:

     Continue to enhance our position as a provider of Windows-based integration services. We intend to enhance our leadership position in the development and provision of Windows-based integration services to support a wide variety of smart devices. We intend to continue to utilize our expertise by maintaining strong, quality-focused engineering groups, developing market-focused products and services, and undertaking sales and marketing activities that highlight key design wins, product awards and other third-party endorsements. In addition, we believe that our experience with Windows as an embedded operating system provides a foundation of technical and engineering process expertise to offer our customers.

     Expand our strategic relationships with hardware and software vendors. We intend to continue to strengthen and extend our relationships with third-party hardware and software vendors who are designing products based on Windows. We believe that the use of our products and services by a broad group of industry leaders is important in increasing market awareness and generating new business opportunities.

     Continue to build on our relationship with Microsoft. We have developed a close working relationship with Microsoft and under the terms of our master agreement are a preferred Provider of Visual Tools to Microsoft. We are also Microsoft’s premiere partner in their Porting Partners Program, for which we provide software engineering services to microprocessor vendors seeking compatibility with Windows CE. Currently, we create software development tools and provide related engineering services to Microsoft for a number of different Windows CE projects and we intend to continue this relationship in the future.

     Utilize our extensive Windows expertise to develop additional software applications. We believe that as the smart device market grows, there will be an increasing demand for complete, end-to-end software applications that enhance the capabilities of smart devices. We intend to use our embedded systems expertise, alliances with original equipment manufacturers and third party application developers, and our relationship with Microsoft to develop a leading position in the market. We currently offer a variety of personal productivity software applications for smart devices. We intend to continue to make use of our Windows expertise to develop additional applications to address the evolving requirements of this market.

     Provide a comprehensive solution capability for rapid development and deployment of smart devices. Our breadth of products including software development tools, quality assurance tools, applications for connectivity, device management, transaction development, user application and smart device designs provides a broad portfolio of capabilities needed by the market. The development and deployment of smart devices has expanded beyond traditional customers such as OEMs and software developers and includes new types of customers such as value added resellers, original design manufacturers, Internet service providers and network service providers. The capabilities of these customers range from sophisticated engineering teams capable of building full solutions internally to companies without engineering capability seeking to outsource development of fully functioning devices. We intend to support this growing base of customers through a comprehensive solution capability.

     Expand our international presence. We intend to continue to expand internationally in order to enhance our profile and market reach. We believe that smart devices are experiencing growing acceptance in the Asian and European markets. These markets are attractive to us because of their high concentration of OEM and original design manufacturer customers. During late 1998, we established sales offices in Tokyo, Japan and Munich, Germany; during 1999 we negotiated relationships with distributors throughout fourteen European countries, Taiwan, Singapore and China. In 2000, we expanded our presence in Japan through the acquisition of one of our distributors, ToolCraft KK, and in 2001 we established partnerships with over twenty distributors in seventeen countries throughout Europe, Latin America and Asia.

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

Other Acquisitions

     Additionally, we have acquired three smaller companies. During 2000, we acquired Embedded Technologies, Inc. and ToolCraft KK for aggregate total cash and stock consideration of approximately $5.0 million. During 2001, we acquired the business operations of a managed device service company. Each of these acquisitions was accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets.

Services and Products

     We develop, market and support a wide variety of Windows-based software products, smart device designs and services for the development and deployment of a diverse selection of smart devices.

Services

     We provide professional engineering services to a diverse customer base, including custom development services, product adaptations, and system quality assurance services. We focus on providing integration and support services to original equipment manufacturers developing smart devices based on Windows CE, and Windows NT Embedded and Windows XP. For example, we provide implementation services for companies developing Internet-enabled television set-top boxes, gaming systems, handheld industrial devices, consumer Internet appliances, kiosk terminals, navigational devices in cars and trucks, and Windows-based terminals. Our software engineering services use our existing products, such as our Bluetooth stack, iWin, Remote Device Administrator, CE Xpress Adaptation Kit, and the CEValidator family of products. We often retain a license or other proprietary rights in the resulting work product. At times, we provide new applications or system software development on behalf of original equipment manufacturers. We believe that original equipment manufacturer customers in need of complex adaptations can save time and resources by outsourcing this work to us. In addition, to support our original equipment manufacturer customers, we often “bundle” support services with our software products and other services. These support services help enable our original equipment manufacturer customers to complete smart device development and reduce time-to-market.

Operating system development and accompanying tools

     We provide software development tools and related engineering services to Microsoft and numerous semiconductor vendors to support and enhance the following:

•	the continued development of the Windows CE operating system;

•	the continued development of the Microsoft Visual Tools series, a set of software development tools for use with the Windows CE operating system. These tools include compilers, linkers, runtime libraries, debuggers, and customizations to Platform Builder for Windows CE; and

•	the integration of Windows CE with multiple microprocessors.

     The services we provide these customers include software development and software testing. We provide these services both as a comprehensive solution and on a point basis to address specific needs depending upon individual customer requirements.

Products

     The following table summarizes the key features and benefits of the products we offer to original equipment manufacturers for the creation and deployment of smart devices.

     Product for developing applications and interfaces for smart devices:

iWin™ Internet Appliance Kit	iWin is a User Interface technology that allows customers such as OEMs, VARs, ISVs to create unique and captivating high value interfaces for smart devices that greatly enhance marketability of the devices. It gives customers the power to control all aspects of their device and its usage through standard web based technologies such as HTML and Jscript. This makes the devices ideal for deploying customized smart devices for specific markets, such as home portals, kiosks, set top boxes, and webpads. iWin is designed to work with Windows CE 3.0, Windows NT, Windows 2000, and Windows NT Embedded.

Product for deploying and managing smart devices:

Remote Device Administrator	Remote Device Administrator, or RDA, is a full-feature client server system that allows administrators to control and maintain large numbers of deployed smart devices over a network. RDA allows the administrators to view and configure settings, replace files and even completely replace the operating system of remote devices from one central location. RDA provides the tools needed to solve the configuration and maintenance problems inherent in wide area deployments, such as enterprise thin-clients, consumer webpads and cable set-top boxes. It is based on non-proprietary or open standards and can be integrated into other server-based solutions. RDA supports mixed deployments of Windows CE and Windows NT Embedded devices simultaneously.

Complete intelligent device design solutions:

SmartBuild Design Packages	SmartBuild Design Packages provide complete hardware and software solutions for developing Windows CE-based products. There are six design solutions:

• Smart Phone

• Pocket PC

• Web Pad

• Data Collection Tablet

• Portable Data Terminal

• eBook

SmartBuild Design packages enable original equipment manufacturers and value-added resellers to develop products quickly and cost-effectively by reducing time to market, lowering development risks, and reducing the overall cost of products.

Products for controlling smart device hardware:

WinDK™	WinDK is a complete Windows device driver development tool suite that enables engineers to quickly and efficiently develop high quality device drivers for Windows 2000, Window NT 4.0, Windows NT Embedded, Windows 98, and Windows ME. The suite includes a powerful wizard that automatically generates a driver’s framework. WinDK was named as one of the top embedded development tools of 2000 by EDN.

WinRT™	WinRT is an innovative development toolkit that allows developers to control hardware devices directly without having to write device drivers for the hardware. The toolkit enables rapid prototyping of new hardware systems such as factory floor controls and data collection. WinRT supports Windows 2000, Windows NT, Windows NT Embedded, Windows 98, and Windows 95.

Products for smart device communication:

WinDK™ Extension for Bluetooth	The WinDK Extension for Bluetooth toolkit enables developers to rapidly integrate Bluetooth wireless technology into their Microsoft Windows platform. It is a fully qualified Bluetooth development suite that leverages the Digianswer Bluetooth stack. The toolkit supports Bluetooth hardware on Windows 2000, Windows NT, Windows NT Embedded, and Windows CE.

WinRT-USB™	WinRT-USB allows developers to control Universal Serial Bus hardware directly from Windows applications without the complexity of having to write USB drivers. WinRT-USB supports Windows 98 and Windows 2000.

USB Extension for WinDK™	USB Extension for WinDK extends the power of the WinDK toolkit to enable developers to quickly generate high quality drivers for USB hardware.

Quality assurance and verification testing tools for smart devices:

CEValidator PassPORT™ Platform Tester	PassPORT Platform Tester is a comprehensive set of test tools that provide automated validation of Windows CE integration with target platforms such as smart devices. PassPORT Platform Tester includes a client/server-based test program of more than 9,600 individual test cases for testing compliance and reliability, with an extendable architecture for incorporating additional and custom test programs.

PassPORT Platform Tester is designed to save original equipment manufacturers time and expense by automating the quality assurance process for testing a port of Windows CE to their target platform.

CEValidator PassCODE™ Application Tester	PassCODE Application Tester provides automatic functional and regression testing for Windows Embedded applications for Windows CE. Designed to shorten time to market for Windows CE applications for smart devices, PassCODE Application Tester provides a fast and easy way to create automated test scripts without programming.

CEValidator PassPOINT™ Platform Verifier	PassPOINT Platform Verifier is a set of functional “sniff test” tools that enables an original equipment manufacturer to identify initial Windows CE platform adaptation problems. A client/server-based test program of more than 9,600 individual test cases for testing compliance and reliability, PassPOINT Platform Verifier is designed to facilitate identification and elimination of software bugs during development.

PassPOINT Platform Verifier offers performance verification during the initial stages of the development process, providing a practical and economical means of automating testing at the earliest stages of engineering.

     To augment our own software products and services, we have entered into license and distribution agreements with third-party software vendors to provide our customers with additional features and functionality. Our ability to license these third-party software products to original equipment manufacturers, in conjunction with our own software products and services, provides our original equipment manufacturer customers with a single source for software products and services for smart devices. We are currently a licensed distributor of software from Insignia, Microsoft, Ansyr, Applied Microsystems, Citrix, Communication Intelligence Corporation, Datalight, Macromedia, M-Systems, Netmotion Wireless, and RealNetworks.

Consumer Software Applications

     We provide a wide range of commercially available personal productivity, utility and communications software to enhance the functionality and usefulness of Windows CE-based smart devices. We market our consumer software applications directly to OEMs and original design manufacturers for bundling with their own products. Our current consumer software application product offerings include:

Product	Description	Benefit

bFAX	• A product family that provides faxing capabilities for smart devices	• Provides a practical and comprehensive faxing solution for Windows CE-based devices

• bFAX Pro provides send and receive capability for handheld PCs

• bFAX Express provides send-only capability for handheld and palm-size PCs

bPRINT	• Print management software for handheld and palm-size PCs	• Users can spool jobs for batch printing

• Increases the variety of printers compatible with Windows CE-based devices

BSQUARE SpreadSheet	• A spreadsheet application for palm- size PCs	• Provides independent functionality while maintaining Pocket Excel compatibility

bUSEFUL Utilities Pak	• Utility suite for handheld and palm- size PCs that contains 12 different utility applications	• Provides utility applications which enhance the performance and functionality of Windows CE-based devices

Customers

     Microsoft is our largest customer, representing approximately 85%, 58% and 40% of our total revenue in 1999, 2000 and 2001, respectively. Our other target customers include semiconductor vendors and original equipment manufacturers seeking to leverage the numerous benefits of Windows-based operation systems in order to develop high quality, full-feature products that meet the complex and evolving requirements of numerous end-markets.

     We maintain strategic relationships with Microsoft to promote its Windows-based operating systems across a broad range of industries and applications. Our relationship with Microsoft extends to the following:

     Development partner. Under the terms of our master agreement, we are a “preferred Microsoft vendor” for Windows CE. As of January 31, 2002, approximately 35 of our 273 software engineers worked on a number of different Windows CE-based projects for Microsoft and on the development of Windows CE-related software tools under various work plans. These software tools are then provided by Microsoft under the Microsoft name to semiconductor vendors and various original equipment manufacturers utilizing Windows CE. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. A separate work plan is generated for each project, which can then be modified or terminated by Microsoft at any time.

     Porting Partner. We were the exclusive partner of Microsoft for providing software engineering services to semiconductor manufacturers, such as Mitsubishi, Matsushita and Infineon, seeking Windows CE software porting services for the year 2001.

     Systems integrator. We are one of a limited number of Gold-level members of the Microsoft Windows Embedded Partner program. In recognition for our technical aptitude with Windows Embedded platforms, proven business excellence with significant impact on and our commitment to the Windows Embedded community, we were named Windows Embedded Partner of the Year in the category of Systems Integrator by Microsoft in December 2001. This award recognizes our commitment, engineering resources, experience and skill in helping customers such as original equipment manufacturers bring smart devices to market quickly and cost effectively.

     Windows Embedded distributor. We are a licensed distributor of the Windows CE, Windows NT Embedded and Windows XP Embedded operating systems. We sub-license Windows Embedded by reselling the right to bundle the operating systems in smart devices. Microsoft actively assists and manages its distributors to secure additional licensing opportunities for Windows Embedded.

     Windows CE training partner. BSQUARE is one of the few companies authorized by Microsoft to provide Windows CE training. This five-day intensive course draws new customers to us and we have the opportunity to leverage those initial relationships.

     Windows CE independent software vendor. Microsoft actively encourages third-party application development through its Developer Relations Group and Windows CE logo program, which allows third-party applications to receive Windows CE compatibility logos. We develop several software applications for a wide variety of Windows CE-based smart devices, which we market under our brand names, including bFAX and bPRINT. We also participate in marketing opportunities offered by Microsoft for third-party developers to promote our software applications. In addition, Microsoft has from time to time demonstrated our applications in connection with demonstrations to third parties of its Windows CE operating system.

Sales and Marketing

     We market our services to semiconductor vendors, OEMs, ISPs and wireless operators through our direct sales force and channel partners. We market our software products and related services through our direct sales force, as well as through third-party representatives and distributors. We market our software applications either bundled by original equipment manufacturers onto particular smart devices or integrated with our smart device designs. We have direct sales offices in the United States, Japan, Germany and Taiwan. As of December 31, 2001, we had 48 employees in our sales and marketing department. Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, an active public relations program, channel marketing programs, customer and strategic alliance partner co-marketing programs and a comprehensive website.

     We are currently developing new sales channels, including value-added resellers and systems integrators. We believe that these additional channels will further increase the brand awareness of our software products and services and will further promote the development of software infrastructures for Windows based smart devices.

Research and Development

     As of December 31, 2001, we had 371 engineers engaged in software engineering services and research and development. Our research and development teams are responsible for the design, development and release of our products. Members of our research and development staff work closely with our sales and marketing department, as well as with our customers and potential customers, to better understand market needs and requirements.

     Approximately 63 of those 371 engineers were involved in the development of the Windows CE operating system and accompanying tools for Microsoft. These responsibilities require significant expertise due to the radically different nature of the microprocessors and other hardware components used in Windows CE-based smart devices. This team has accumulated detailed knowledge of the Windows CE environment over the past six years, allowing us to continue to develop software products and services that enable the expanding capability and compatibility of Windows CE-based smart devices. To ensure that compatibility goals are met and that a high level of product quality is achieved, quality assurance groups within this team subject our products to tens of thousands of individual tests in multiple test configurations before the products are released to our customers. Due to the broad variety of hardware that hosts Windows CE, the quality assurance groups have had to develop a special expertise in managing and extending the test tools used to validate the tool kits for these diverse operating environments.

     The remainder of our engineers provide services and develop Windows-based software and manufacturing ready designs for smart devices. The software engineers in these teams are responsible for the development of commercial applications that provide added breadth and functionality for Windows-based smart devices as well as standard products used in the development and testing of new products utilizing the Windows-based operating system. Our engineers have significant experience in creating products for Windows, which enables us to bring products to market in a timely manner.

Competition

     We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary products and solutions;

•	professional engineering services firms;

•	established smart device software and tools manufacturers; and

•	software and component distributors.

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

Employees

     As of December 31, 2001, we had 471 employees, excluding independent contractors and other temporary employees, including 371 employees in software engineering services and research and product development, 48 employees in sales and marketing and 52 employees in general and administrative services (including executive officers). Of these employees, 434 are located in the United States, 6 are located in Germany and 31 are located in Japan. In addition, from time to time, we employ temporary employees and consultants. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

     Due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft, on January 8, 2002, we announced a reduction in workforce of approximately 20%, including the closure of our professional service engineering facility in Eden Prairie, Minnesota. Of the total workforce reduction, approximately 90% were software engineers.

Directors and Executive Officers

     The following table sets forth certain information with respect to our directors and executive officers as of December 31, 2001.

Name	Age	Position

William T. Baxter	39	Chairman of the Board, President and Chief Executive Officer

Jeffrey T. Chambers	46	Director

Scot E. Land	47	Director

William L. Larson	45	Director

Thomas A. Schild	38	Senior Vice President, Worldwide Sales and International Operations

M. Randall (Randy) Billings	45	Vice President, General Manager of Handheld Solutions

Scott E. Bufkin	49	Vice President, General Manager of Professional Engineering Services

Brian M. Deutsch	40	Vice President, General Manager of Device Solutions

Leila L. Kirske	38	Vice President, Finance & Administration and Chief Financial Officer

Donald L. Whitt	55	Vice President, General Manager of Software Tools

     William T. Baxter co-founded BSQUARE in July 1994 and currently serves as our President, Chief Executive Officer and Chairman of the Board. From our inception until December 2001, Mr. Baxter served as our President, Chief Executive Officer and Chairman of the Board. From June 1993 to October 1994, Mr. Baxter served as Principal Engineer at Digital Equipment Corporation, a manufacturer of business and networking computer systems. Between February 1990 and May 1993, Mr. Baxter served as Manager of Compiler Development at Intergraph Corporation, a developer and manufacturer of interactive computer graphics systems. Mr. Baxter holds a B.S. and M.S. in computer science from the University of Wyoming.

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

     Scot E. Land has been a director of BSQUARE since February 1998. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm. Mr. Land is currently a managing director of Encompass Ventures, an affiliate of Encompass Group, a position he has held since September 1997. Prior to joining Encompass, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a publicly traded company founded by Mr. Land in October 1988 that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst and Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of Infowave Software Inc. and several privately held companies.

     William L. Larson has been a director of BSQUARE since September 1998. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com Corporation a software company, from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as a Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to that, Mr. Larson held various executive positions at Apple Computer, Inc. and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from Stanford Law School and the Wharton School of Finance and Commerce. Mr. Larson is a member of the California Bar Association and serves on the boards of several technology companies, including Backweb Technologies Ltd.

     Thomas A. Schild has been our Senior Vice President, Worldwide Sales and International Operations since February 1999, and from January 1998 to February 1999, Mr. Schild held positions with us as Vice President of Marketing and Director of Business

Development. From June 1995 to January of 1998, Mr. Schild was a Product Line Manager at Digital Equipment Corporation, a supplier of computing systems. Prior to that, Mr. Schild held marketing and business development positions at VLSI Technology Inc, a firm that designs, manufactures and markets integrated chips, and Motorola Corporation, a provider of integrated communications and embedded electronic products, including an international assignment in Munich, Germany. Mr. Schild holds a B.S. in Electrical Engineering from Purdue University and has completed MBA class work at the University of Phoenix.

     M. Randall (Randy) Billings has been our Vice President, General Manager of Handheld Solutions since joining us in July 2001. Prior to joining BSQUARE Mr. Billings was on sabbatical from August 1999 to July 2001. From 1982 to August 1999 Mr. Billings held executive management positions with National Semiconductor including Director, PC Systems Division; Product Line Director, Embedded Systems Division; Director, Cyrix West Processor Group; and Director, VLSI (Very Large Scale Integration) Operations. Mr. Billings holds a B.S. in Electrical Engineering from Lamar University.

     Scott E. Bufkin has been our Vice President, General Manager of Professional Engineering Services since November 2001, and from January 1997 to November 2001, Mr. Bufkin held various other positions with us. From January 1992 to January 1997, Mr. Bufkin was an engineering manager and program manager at Intermec Corporation, an automated identification company, and from September 1988 to January 1992, he served in management positions at ESCA Corporation, a developer of control systems for electric utilities. Mr. Bufkin holds a B.S. in Computer Science from Texas A&M University.

     Brian M. Deutsch has been our Vice President, General Manager of Device Solutions since May 2001. From May 1999 to May 2001, Mr. Deutsch was the Chief Executive Officer and a founder of Sageport, Inc., a provider of Internet technology. From April 1997 to January 1999, he was interim Chief Executive Officer of another company he co-founded, TeamVision, Inc., a provider of advanced adaptive knowledge networks and applications for companies such as Boeing and NASA. From September 1989 to May 1999, Mr. Deutsch served as Chief Executive Officer of Foursum International, a designer and manufacturer of public telephony products and services. From 1992 to 1996, Mr. Deutsch was Chief Executive Officer of American Wireless Corp., a wireless technology start-up which he co-founded. Mr. Deutsch holds a B.S. in Electrical Engineering from the University of Miami.

     Leila L. Kirske has been our Vice President, Finance & Administration since April 1999 and has also served as our Chief Financial Officer since September 2001. From October 1997 to April 1999 Ms. Kirske served as our Director of Finance. From 1996 to 1997 Ms. Kirske was the Director of Corporate Accounting at Midcom Communications, a reseller of long distance service and from 1995 to 1996 she was the Director of Accounting at Mosaix Inc, a developer and manufacturer of telephony hardware and software (subsequently acquired by Lucent Technologies.). Ms. Kirske was an audit manager with PricewaterhouseCoopers LLP, an accounting firm. Ms. Kirske holds a B.A in business administration from the University of Washington and is a Certified Public Accountant.

     Donald L. Whitt has been our Vice President, General Manager of Software Tools since April 1998, and from May 1997 to April 1998, Mr. Whitt held various other positions with us. From October 1993 to May 1997, Mr. Whitt was a program manager at Secure Computing Corporation, an Internet security company, and from May 1970 to May 1993, he served in management positions at Control Data Corporation, a computer manufacturer. Mr. Whitt holds a B.S. in mathematics from California State University at Fresno.

Item 2. Properties.

     Our corporate headquarters are located in approximately 126,000 square feet of space in a single location in Bellevue, Washington, pursuant to leases which expire in 2009, and which have the option to renew for up to an additional 20 years. We lease approximately 20,000 square feet in Sunnyvale, California for a research and development and service facility under a lease agreement which expires in December 2005. In addition, we lease office space domestically in Eden Prairie, Minnesota and internationally for sales offices in Munich, Germany and Tokyo, Japan. The annual cost of these leases totals approximately $7.3 million, subject to annual adjustments. We believe that our facilities will be adequate to meet our anticipated growth in our operations, infrastructure, and personnel for at least the next twelve months.

     As of January 31, 2002, we had approximately 55,000 square feet of excess space at our corporate headquarters in Bellevue, Washington and 24,000 square feet of excess space in Eden Prairie, Minnesota. Both of these locations are currently offered for sublease.

Item 3. Legal Proceedings.

     In summer and early fall of 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors, and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaints against us have been consolidated into a single action. Because the action against us is being coordinated with over 300 nearly-identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against us or when we will be required to respond to a complaint. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Market Prices of Common Stock

     Our common stock has been traded on the Nasdaq National Market under the symbol “BSQR” since October 19, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated the high and low sales prices for our common stock as reported by the Nasdaq National Market.

     These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ending December 31, 2000:
First Quarter	$53.50	$20.81
Second Quarter	$26.00	$12.00
Third Quarter	$25.25	$14.38
Fourth Quarter	$18.13	$5.38
Fiscal Year Ending December 31, 2001:
First Quarter	$12.63	$5.47
Second Quarter	$15.85	$6.90
Third Quarter	$10.80	$2.03
Fourth Quarter	$4.49	$2.13

     The closing price of our common stock as reported by The Nasdaq National market on February 28, 2002 was $3.08 per share. We estimate that at February 28, 2002 there were approximately 152 record owners of our common stock.

Dividends

     We have never paid cash dividends on our common stock other than the distribution of S corporation earnings prior to October 1997, when we converted to a C corporation. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current credit facility prohibit us from paying dividends without our lender’s consent.

Item 6. Selected Financial Data.

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$15,914	$25,937	$41,406	$63,502	$61,852
Cost of revenue	5,815	11,363	19,509	29,786	32,682

Gross profit	10,099	14,574	21,897	33,716	29,170
Operating expenses:
Research and development	2,086	4,438	7,506	9,259	12,761
Selling, general and administrative	3,117	6,825	11,935	16,675	19,048
Acquired in-process research and development	—	—	—	4,100	—
Amortization and impairment of intangible assets	—	—	—	2,920	7,081
Restructuring charge	—	—	—	—	6,707
Amortization of deferred stock option compensation	81	171	583	554	193

Total operating expenses	5,284	11,434	20,024	33,508	45,790

Income (loss) from operations	4,815	3,140	1,873	208	(16,620)
Investment income (expense), net	(8)	326	926	3,282	2,657
Acquisition-related expense	—	—	—	(620)	—

Income (loss) before income taxes	4,807	3,466	2,799	2,870	(13,963)
Provision for income taxes	804	1,166	1,104	2,136	(3,679)

Net income (loss)	$4,003	$2,300	$1,695	$734	$(10,284)

Basic earnings (loss) per share	$0.18	$0.12	$0.08	$0.02	$(0.30)

Weighted average shares used to compute basic earnings (loss) per share(1)	21,661	18,633	21,430	33,275	34,314

Diluted earnings (loss) per share	$0.18	$0.08	$0.06	$0.02	$(0.30)

Weighted average shares used to compute diluted earnings (loss) per share	22,042	27,736	30,800	35,932	34,314

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,528	$7,056	$82,972	$72,351	$69,711
Working capital	3,161	10,527	81,675	76,560	71,800
Total assets	6,921	16,448	96,642	122,262	115,666
Long-term obligations, net of current portion	1,743	289	—	353	—
Mandatorily redeemable convertible preferred stock	—	14,417	—	—	—
Shareholders’ equity (deficit)	2,663	(965)	89,125	108,347	98,821

(1)	See Note 14 to the Consolidated Financial Statements for a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes.

Overview

     We are a leading provider of software solutions that enable the creation and deployment of a wide variety of smart devices based on the Microsoft Windows-based operating systems. We work with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of smart devices.

     We enable the rapid and low-cost deployment of smart devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. We also develop software applications that are licensed to OEM’s to provide smart devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

     Our revenue totaled $41.4 million in 1999, $63.5 million in 2000 and $61.9 million in 2001. We generated net income of $1.7 million in 1999, $734,000 in 2000 and a net loss of $10.3 million in 2001. The net loss in 2001 is primarily attributable to amortization and impairment of intangible assets and a restructuring charge.

     To date, we have derived the majority of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our software products through our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers pursuant to the bundling of our software on their smart devices and from the license to them of software products contained in our intelligent computing device integration tool kits.

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

     Additionally, we have acquired three smaller companies. During 2000, we acquired Embedded Technologies, Inc. and ToolCraft KK for aggregate total cash and stock consideration of approximately $5.0 million. During 2001, we acquired the business operations of a managed device service company. Each of these acquisitions was accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets. The financial data presented in the consolidated financial statements include the operating results of each business from the respective date of acquisition.

Microsoft Master Development and License Agreement

     For the years ended December 31, 1999, 2000 and 2001, approximately 85%, 58% and 40% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle our renewal of the master agreement with Microsoft. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and is scheduled to decline an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers.

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

	As a Percentage of Total
	Revenue
	Year Ended December 31,

	1999	2000	2001

Consolidated Statement of Operations Data:
Revenue:
Service	94%	90%	87%
Product	6	10	13

Total revenue	100	100	100

Cost of revenue:
Service	46	44	50
Product	1	3	3

Total cost of revenue	47	47	53

Gross margin	53	53	47
Operating expenses:
Research and development	18	15	21
Selling, general and administrative	29	26	31
Acquired in-process research and development(1)	—	6	—
Amortization and impairment of intangible assets(2)	—	5	11
Restructuring charge	—	—	11
Amortization of deferred stock option compensation	1	1	—

Total operating expenses	48	53	74

Income (loss) from operations	5	—	(27)
Investment income, net	2	5	4
Acquisition-related expense(2)	—	(1)	—

Income (loss) before income taxes	7	4	(23)
Provision for income taxes	3	3	(6)

Net income (loss)	4%	1%	(17)%

(1)	The consolidated statements of operations for the year ended December 31, 2000 include a $4.1 million (6% of total revenue) charge for acquired in-process research and development costs associated with our purchase of Mainbrace Corporation in May 2000.

(2)	The consolidated statements of operations for the year ended December 31, 2000 and 2001 include charges of $2.9 million (5% of total revenue) and $7.1 million (11% of total revenue) in amortization of intangible assets, respectively. Additionally, there was $620,000 (1% of total revenue) of acquisition-related expenses associated with a pooling of interests transaction occurring during 2000.

Comparison of the Years Ended December 31, 1999, 2000 and 2001

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue increased 53% from $41.4 million in 1999 to $63.5 million in 2000, and decreased 3% to $61.9 million in 2001.

     Microsoft accounted for 85%, 58% and 40% of total revenue in 1999, 2000 and 2001, respectively. The decrease in the percentage of revenue derived from Microsoft in 2000 over 1999 was due to the signing of silicon vendors under the Porting Partner Agreement and the growth in services provided to OEM customers. The decrease in the percentage of revenue derived from Microsoft in 2001 was a result of the negotiated terms agreed upon for the renewal of our master agreement with Microsoft. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and is scheduled to decline an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers. In anticipation of growth in professional services engagements with OEM customers, we redeployed many of the engineers previously dedicated to Microsoft projects to other areas of our professional services and research and development organizations. We anticipate that the assignment of engineers to Microsoft will remain at the levels scheduled for the first quarter 2002 but that the percentage of revenue derived from Microsoft will continue to decline.

     Revenue outside of the United States totaled $1.5 million in 1999, $13.5 million in 2000 and $20.9 million in 2001. The increase in international revenue from 1999 to 2000 was due to an increase in both services and products sold to international porting partners and OEM customers located in Asia Pacific. The increase in international revenue from 2000 to 2001 was the result of an increase in the number and size of software integration service and product contracts with porting partners and OEMs in Asia Pacific and Europe. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

     Service revenue. Service revenue increased 47% from $38.8 million in 1999 to $57.2 million in 2000, and decreased 6% to $53.8 million in 2001. The increase in service revenue for 1999 and 2000 was due to the increasing number and size of software consulting projects. The decrease in service revenue for 2001 over 2000 was due to negotiated reductions in Microsoft projects, project cancellations (as further described below,) as well as an overall decline in the U.S. and international business climate. As a percentage of total revenue, service revenue increased between 1999 and 2000 due to an increase in the growth of the number and size of software integration contracts. As a percentage of total revenue, service revenue decreased between 2000 and 2001 due to a decrease in the amount of engineering services provided to Microsoft during the period and product sales increasing at a faster rate than OEM service revenue.

     On July 6, 2001, we announced that two of our customers had terminated contracts in process. First, a semiconductor manufacturer notified us of its intent to terminate its contract to port Windows CE 3.0 to its processor. We had expected to recognize approximately $1.5 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract. We believe that the termination of this contract was due to difficult global economic conditions in the semiconductor industry. The customer has requested that we maintain the code and development files should the project resume in the future. Second, an original equipment manufacturer customer terminated a large service contract for the design and development of an advanced broadband wireless PDA. The customer enlisted us to create a product compatible with a specific proprietary wireless broadband service. We had expected to recognize approximately $1.2 million to $1.4 million in revenue in each of the third and fourth quarters of 2001 in connection with this contract. These contract cancellations, coupled with the uncertainties in macroeconomic business conditions, contributed to the decline in service revenue during the second half of 2001.

     Product revenue. Product revenue increased 144% from $2.6 million in 1999 to $6.3 million in 2000 and an additional 28% to $8.1 million in 2001. The increase in product revenue for all periods is due to the expansion of product offerings and increased sales of intelligent computing device integration tool kits and CE Validator quality assurance test suites, royalties received from OEMs from the license of our software, as well as increased distribution of third-party software.

     We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer’s product. The increase in product sales was due to increases in sales of strategic alliance third-party products, an increase in royalty income, and an increase in sales of our CE Validator quality assurance products. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. As a percentage of total revenue, product revenue increased to 10% in 2000 from 6% in 1999, and increased to 13% in 2001 due to expanded product offerings and sales in both years.

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

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue increased 49% from $19.0 million in 1999 to $28.2 million in 2000, and an additional 8% to $30.6 million in 2001. These increases resulted from the hiring and training of additional employees to support our growing customer base. At December 31, 1999, 2000 and 2001, we had 231, 311 and 224 employees, respectively, engaged in software engineering consulting. Cost of service revenue as a percentage of related service revenue was 49% in 1999, 49% in 2000 and 57% in 2001. In general, the year over year increases in cost of service revenue as a percentage of related service revenue reflect higher personnel costs related to the competitive employee recruiting and retention pressures in the greater-Seattle, Washington and Silicon Valley, California areas, as well as higher facilities and depreciation costs associated with expansion into multiple locations in the United States through our acquisitions.

     For the year ended December 31, 2001, cost of service revenue increased as a percentage of revenue over 2000 due to increased payroll costs per person, excess capacity in our engineering services teams and an increase in overhead allocated due to our expansion of facilities in Silicon Valley, California; Eden Prairie, Minnesota; and Bellevue, Washington. Due to the 10% billing rate reduction that we accepted with Microsoft, the increased ratio of fixed facilities costs to revenue, as well as the impact of the excess capacity of our professional service organization related to the redeployment of service engineers from the Microsoft engagement, our gross margin has declined from 52% reported for the second quarter of 2001 to 31% for the fourth quarter of 2001.

     Due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft, on January 8, 2002, we announced a reduction in workforce of approximately 20%, including the closure of our twenty-five person professional service engineering facility in Eden Prairie, Minnesota. Of the total workforce reduction, approximately 90% were software engineers. We anticipate that this reduction in workforce will align our cost structure with anticipated revenue levels. A restructuring charge will be recorded in the first quarter of 2002 relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs, as well as payments for excess facilities under noncancelable leases. Cost of service revenue may increase in future periods due to competition in employee recruiting and retention pressures, and as we continue to expand our facilities in Silicon Valley, California.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 201% from $529,000 in 1999 to $1.6 million in 2000, and an additional 34% to $2.1 million in 2001. Cost of product revenue as a percentage of related product revenue was 20% in 1999, 25% in 2000 and 26% in 2001. The increase in cost of product revenue as a percentage of related product revenue from 1999 to 2000 and from 2000 to 2001 relates to an increase in sales of third-party products over the same period in each respective prior year.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and an allocation of our facilities and depreciation costs. Research and development expenses increased 23% from $7.5 million in 1999 to $9.3 million in 2000, and an additional 38% to $12.8 million in 2001. These increases relate primarily to the increase in the number of software developers and quality assurance personnel hired or redeployed from our professional service organization to expand our product offerings and to support our product development and testing activities. Research and development expenses represented 18% of our total revenue in 1999, 15% in 2000 and 21% in 2001. The decrease in research and development expenses as a percentage of total revenue between 1999 and 2000 primarily reflects the strong growth of our product revenue compared to the investment in research and development during this period. The increase in research and development expenses as a percentage of total revenue between 2000 and 2001 primarily reflects higher payroll costs per person, re-deployment of software engineers, as well as a higher level of facilities cost related to our expansion, during the latter half of 2000, of our research and development efforts from Bellevue, Washington to the Silicon Valley area in California, where both payroll and facilities costs are substantially higher. As a result of the reduction in workforce that occurred on January 8, 2002, we anticipate that our research and development expense run rate will approximate levels reported for the third quarter of 2001 or approximately $3.0 million per quarter.

     Selling, general and administrative. Selling, general and administrative expenses increased 40% from $11.9 million in 1999 to $16.7 million in 2000, and an additional 14% to $19.0 million in 2001. The increase in 2000 over 1999 resulted primarily from our investment in finance, executive, administration, sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, travel expenses and related facility and equipment costs, as well as increased marketing activities, including trade shows, public relations and other promotional expenses. The further increase in selling, general and administrative expenses in 2001 over 2000 related to increases in sales and marketing personnel, product launch and other marketing programs. Additionally, we recorded an additional provision for doubtful accounts of approximately $1.2 million in 2001. Selling, general and administrative expenses represented 29% of our total revenue in 1999, 26% in 2000 and 31% in 2001. The decrease in selling, general and administrative expenses as a percentage of total revenue between 1999 and 2000 primarily reflects the larger percentage increase in revenue compared to the growth of selling, general and administrative expenses. The increase in selling, general and administrative expenses as a percentage of total revenue between 2000 and 2001 primarily reflects the larger percentage increase in revenue compared to the growth of selling, general and administrative expenses. We anticipate that selling, general and administrative expenses may continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

     Acquired in-process research and development and amortization of intangible assets. On May 24, 2000, we acquired Mainbrace Corporation, an IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Mainbrace’s operations are included in our consolidated financial statements since the date of acquisition.

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

     Additionally, during 2000, we acquired two smaller companies, Embedded Technologies Inc. and ToolCraft KK, for aggregate total cash and stock consideration of approximately $5.0 million. During 2001, we acquired the business operations of a managed device service company. These acquisitions were accounted for using the purchase method of accounting. The purchase prices were allocated to the fair value of the acquired assets. In connection with these acquisitions, we recorded $4.1 million of goodwill and other intangible assets, which are amortized over their useful lives, two to seven years. The financial data presented in the consolidated financial statements include the operating results of each business from the respective date of acquisition. As a result of our decision to close our professional engineering services facility in Eden Prairie, Minnesota, the goodwill associated with the Embedded Technologies Inc. acquisition was deemed to be impaired. As a result, the remaining unamortized goodwill of $1.3 million was written off in the fourth quarter of 2001 and recorded in amortization and impairment of intangible assets.

     Effective January 1, 2001, we will follow accounting guidance in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result, amortization of goodwill will cease and it will be tested for impairment annually or when indications of impairment are evident. We continually evaluate revenue, costs and other factors as it relates to our long-lived assets, principally goodwill, from our acquisitions completed in 2000 and 2001. The impact of current market conditions, operational results, and other factors may, in the future, erode the value of these assets and could result in an impairment charge.

     Restructuring Charge. Due to economic and research and development expenditure issues surrounding the smart device market, as well as a decrease in the service levels that we provide to Microsoft, we announced a facility and workforce reduction plan in July 2001. In connection with this plan, we recorded a restructuring charge of $6.7 million relating to consolidation of excess facilities and other restructuring charges. The consolidation of excess facilities included the reorganization of certain corporate facilities, engineering and other offices related to business activities that have been restructured. We recorded a restructuring charge of $5.4 million for excess facilities primarily relating to noncancelable leases. Property and equipment that were disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, engineering and other equipment, and furniture and fixtures. We also recorded other restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce that occurred on July 17, 2001.

     Due to further deterioration in the U.S and international business climate, continued decreases in the service levels that we provide to Microsoft, as well as a decline in our OEM professional services, on January 8, 2002 we announced a 20% reduction of workforce as well as closure of our professional engineering services facility in Eden Prairie, Minnesota. In connection with these actions, we will record a restructuring charge in the first quarter of 2002, relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs as well as payments for excess facilities under noncancelable leases.

     Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $583,000 in 1999, $554,000 in 2000 and $193,000 in 2001. These charges resulted from stock option grants at prices below the fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

Other Income (Expense), Net

     Investment income, net was $926,000 in 1999, $3.3 million in 2000 and $2.7 million in 2001. The increase from 1999 to 2000 resulted from higher average cash, cash equivalent and short-term investment balances over the prior year. The decrease from 2000 to 2001 resulted from lower average cash, cash equivalent and short-term investment balances due to increased operating expenses and cash paid for acquisitions, lower earnings, as well as adjustments made to the carrying value of cost-based investments.

     In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations during the year ended December 31, 2000.

Provision for Income Taxes

     Our provision for federal, state and international income taxes was $1.1 million for 1999, $2.1 million for 2000 and a benefit of $3.7 million for 2001, yielding an effective rate of 39.4%, 74.4% and (26.3)% in 1999, 2000 and 2001, respectively. The effective rate in 2000 was positively affected by the tax benefit of interest income earned on tax-advantaged municipal securities held in our short-term investment portfolio, and was negatively affected by the non-deductibility of in-process research and development and amortization of intangible assets.

     The benefit for 2001 is in part related to our ability to carry back the net operating losses generated in the current period to recapture taxes paid in prior periods. Additionally, based upon our projections, the remaining deferred tax assets will be realized through generation of future taxable income. In general, our effective rate is positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but is negatively impacted by the non-deductibility of amortization of intangible assets and unbenefited losses from our international operations.

Pro Forma Cash Basis Net Income

     Pro forma cash basis net income, which excludes deferred stock option compensation, acquired in-process research and development, amortization of intangible assets and other non-recurring costs, is as follows:

	Year Ended December 31,

	1999	2000	2001

	(in thousands, except per share amounts)
Net income (loss)	$1,695	$734	$(10,284)
Acquired in-process research and development	—	4,100	—
Amortization and impairment of intangible assets, net of tax Effect	—	2,920	7,081
Restructuring charge, net of tax effect	—	—	4,360
Amortization of deferred stock option compensation, net of tax effect	379	554	193
Acquisition-related expense, net of tax effect	—	515	—

Cash basis net income	$2,074	$8,823	$1,350

Diluted cash basis earnings per share	$0.07	$0.25	$0.04

Weighted average shares outstanding used to compute diluted earnings per share	30,800	35,932	35,974

     The pro forma results are presented for informational purposes only, are not prepared in accordance with generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.

Operational Outlook

     During this period of continuing economic weakness, we will continue to focus on core business segments. Because the current business environment for high tech companies has become exceedingly challenging, we have a more cautious financial outlook for the near term. Recently, virtually all companies have felt the effect of the deterioration in the global economy. This, coupled with the operational effects of our reduced services to Microsoft, has led us to reassess our near-term strategy to ensure that we continue to thrive in this more challenging environment. As previously disclosed in our quarterly reports on Form 10-Q, revenue derived from Microsoft will continue to decline for the first quarter of 2002 due to the decrease in the number of engineers assigned to Microsoft projects under the Microsoft Master Agreement. However, we do anticipate increased service and product sales and growing revenue attributable to original equipment manufacturers and semiconductor vendors as U.S. and international economic conditions improve.

     Because of our belief in our long-term business prospects, we had decided against a reduction in workforce during the fourth quarter of 2001, and instead redeployed those engineers who had been previously dedicated to Microsoft projects to serve in other areas of our professional services organization and our product research and development group. However, as the economy stagnated during this period, and our business with Microsoft continued to decline as expected, we were unable to develop alternative revenue sources quickly enough to justify maintaining our existing level of spending. Consequently, on January 8, 2002, we announced our decision to close our professional engineering service facility in Minnesota and reduce the size of our workforce.

     In connection with these actions, we will record a restructuring charge in the first quarter of 2002 relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs as well as payments for excess facilities under noncancelable leases. We will actively market excess capacity in our facilities. For the first quarter of 2002, we are planning for revenue of $9.0 to $10.0 million. This lower level of revenue as compared to our adjusted expense level will use some of our cash and will result in short-term losses. We believe that we will return to profitability in the latter part of 2002. Once we have absorbed the full effect of the decline in direct revenue from Microsoft, we anticipate a return to revenue growth.

Liquidity and Capital Resources

     Since our inception, we have financed our operations and capital expenditures primarily through cash flow from operations. As of December 31, 2001, we had $69.7 million of cash, cash equivalents and short-term investments. In October 1999, we completed an initial public offering of 4,000,000 shares of common stock and raised $54.4 million, net of offering costs. In addition, in September 1999, we sold 1,518,378 shares of our common stock to Vulcan Ventures for approximately $18.7 million. Our working capital at December 31, 2001 was $71.8 million compared to $76.6 million at December 31, 2000.

     Our operating activities resulted in net cash inflows of $10.0 million in 1999, $10.9 million in 2000 and $2.8 million in 2001. In 1999 cash provided by operating activities resulted primarily from income from operations excluding the amortization of intangible assets. Cash provided by operating activities in 2000 resulted primarily from income from operations excluding acquired in-process research and development, the amortization of intangible assets and the tax benefit from the exercise of stock options as well as increases in deferred revenue. In 2001, cash provided by operating activities resulted primarily from income from operations excluding the amortization of intangible assets.

     Investing activities used cash of $32.8 million in 1999, $30.0 million in 2000 and $13.7 million in 2001. Investing activities in 1999 included $25.8 million in purchases of short-term investments and $7.0 million in purchases of leasehold improvements and capital equipment primarily associated with the move to our corporate headquarters in Bellevue, Washington. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $8.5 million of cash used for the acquisition of smaller-scale companies and the purchase of strategic investments and $1.8 million of capital equipment purchases. Investing activities for 2001 included $4.8 million in purchases of leasehold improvements and capital equipment and $3.0 million in net cash used in connection with the acquisition of a smaller-scale company.

     Financing activities in 1999 generated $72.9 million due to the net proceeds from the initial public offering and from the sale of common stock to Vulcan Ventures. Financing activities generated $3.3 million in 2000 due to proceeds from the issuance of shares under our employee stock purchase plan, the exercise of stock options and the exercise of warrants by former BlueWater Systems, Inc. shareholders. Financing activities generated $1.8 million in 2001, primarily through the issuance of shares under our employee stock purchase plan and the exercise of stock options, and was partially offset by repayment of subsidiary loans.

     We have a working capital revolving line of credit with Comerica Bank (formerly Imperial Bank) that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank’s prime rate, which was 4.75% at February 28, 2002. The facility renews in September 2002. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at December 31, 2001, and at that time there were no borrowings outstanding under this credit facility.

     As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 126,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease which expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota, Tokyo, Japan, and Munich, Germany. The annual cost of these leases is an aggregate of approximately $7.3 million, subject to annual adjustments. Although we have no other material commitments, we anticipate a continuation of capital expenditures and lease commitments consistent with growth in our operations, infrastructure and personnel.

     The rate of growth of our revenue over the prior year was 60% from 1998 to 1999, 53% from 1999 to 2000, and a decline of 3% from 2000 to 2001. We anticipate that the rate of growth of our revenue over prior periods may continue to decline, especially in light of the anticipated reductions in revenue from Microsoft resulting from the recent renegotiation of our master agreement. In addition, the slowdown in the U.S. economy generally and recent terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth. We anticipate that our expenses will increase in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We have recently initiated a number of cost-cutting measures in an effort to reduce our expenses. We cannot assure you, however, that these measures will be successful. If we fail to increase our revenue to keep pace with our expenses, we may continue to experience losses.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including revenue, cost of revenue, and allowance for doubtful accounts, long-lived assets, and investments in unconsolidated affiliates, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company’s revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” Service revenue is derived from software porting and development contracts. Product revenue consists of licensing fees from software application products and operating system and software development tool products. The Company’s customers consist of software companies, original equipment manufacturers, distributors and end users.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that it is in compliance with the provisions of SAB 101.

     Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

•	Time and Material Consulting Contracts. The Company recognizes revenue as services are rendered.

•	Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date to the estimated total cost for the contract. This method is used as management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

•	Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

•	Customer Training. Service revenue from training is recognized when the services are provided.

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

Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue as well as amounts deferred for software sales for undelivered software elements.

The Company must make estimates of the collectability accounts receivable. Management analyzes historical write-offs, changes in the Company’s internal credit policies and customer concentrations when evaluating the adequacy of the Company’s allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates.

The Company assesses the impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When the Company determines that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company then measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company’s results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions and estimates used to prepare its financial statements when deemed necessary.

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the countries in which the Company operates. This process involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management believes that, based on a number of factors, included projected future operating results and tax planning strategies, that the Company will realize the future benefits of a significant portion of its deferred tax assets. However, various factors may cause those assumptions to change in the near term.

Recent Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into earnings, but instead will be reviewed for impairment at least annually. We have adopted SFAS No. 142 effective January 1, 2002. Our management is currently reviewing the operations of acquired companies and anticipates that an impairment loss is possible on certain operations. As of December 31, 2001, we had goodwill and other intangible assets, net of accumulated amortization, of $16.9 million and $654,000, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $7.1 million for the year ended December 31, 2001.

     On August 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect the pronouncement to have a material impact on our consolidated financial position, consolidated results of operations or consolidated cash flows.

     In September 2001, the EITF reached a consensus regarding Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” which requires that losses and other costs incurred as a result of the September 11, 2001 events be classified as part of income from continuing operations in the statement of operations. Additionally, certain disclosures are required in all periods affected. At this time, we believe that the events of September 11, 2001 will not have a material impact on the financial position, results of operations, or cash flows in fiscal 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum of 15% and any one issuer to a maximum of 10% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

     The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2001 and 2000. This table does not include money market funds, as those funds are not subject to market risk.

	Maturing in

	Three Months	Three Months	Greater Than		Fair
	or Less	to One Year	One Year	Total	Value

	(dollars in thousands)
As of December 31, 2001
Included in cash and cash equivalents	$25,548	—	—	$25,548	$25,515
Weighted average interest rate	2.1%	—	—
Included in short-term investments	$13,566	$13,156	$12,686	$39,408	$39,084
Weighted average interest rate	4.9%	3.3%	3.6%
As of December 31, 2000
Included in cash and cash equivalents	$36,108	—	—	$36,108	$35,821
Weighted average interest rate	4.9%	—	—
Included in short-term investments	$1,346	$20,354	$11,085	$32,785	$32,281
Weighted average interest rate	5.1%	4.9%	5.8%

     Foreign Currency Exchange Rate Risk. Currently, the majority of our revenue and expenses is denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

     Our international businesses are subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2001 was not material.

     Investment Risk. We have investments in voting capital stock of technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. Our policy is to regularly review the operating performance of the company in assessing the carrying value of the investment.

     We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Item 8. Financial Statements and Supplementary Data.

BSQUARE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BSQUARE Corporation:

     We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSQUARE Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Seattle, Washington,
January 25, 2002

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	December 31,

	2000	2001

Current assets:
Cash and cash equivalents	$39,566	$30,303
Short-term investments	32,785	39,408
Accounts receivable, net of allowance for doubtful accounts of $502 in 2000 and $1,721 in 2001	12,617	8,833
Income taxes receivable	1,814	1,469
Prepaid expenses and other current assets	1,395	2,840
Deferred income tax asset	1,945	5,792

Total current assets	90,122	88,645
Furniture, equipment and leasehold improvements, net	5,640	6,509
Investments	4,628	2,319
Goodwill and other intangible assets, net	20,956	17,569
Deposits and other assets	916	624

Total assets	$122,262	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$725	$435
Accrued compensation	3,596	3,570
Accrued restructuring costs	—	4,534
Accrued expenses	4,511	4,291
Deferred income taxes	1,078	1,071
Deferred revenue	3,652	2,944

Total current liabilities	13,562	16,845
Long-term obligations, net of current portion	353	—

Total liabilities	13,915	16,845

Commitments and contingencies (Note 7) Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding
Common stock, no par value: authorized 50,000,000 shares, issued and outstanding, 33,975,187 shares in 2000, 34,875,585 shares in 2001	109,268	111,459
Deferred stock option compensation	(314)	(121)
Cumulative foreign currency translation adjustment	(254)	(513)
Accumulated other comprehensive loss	—	(1,367)
Accumulated deficit	(353)	(10,637)

Total shareholders’ equity	108,347	98,821

Total liabilities and shareholders’ equity	$122,262	$115,666

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,

	1999	2000	2001

Revenue:
Service	$38,823	$57,196	$53,775
Product	2,583	6,306	8,077

Total revenue	41,406	63,502	61,852

Cost of revenue:
Service	18,980	28,195	30,556
Product	529	1,591	2,126

Total cost of revenue	19,509	29,786	32,682

Gross profit	21,897	33,716	29,170

Operating expenses:
Research and development	7,506	9,259	12,761
Selling, general and administrative	11,935	16,675	19,048
Acquired in-process research and development	—	4,100	—
Amortization and impairment of intangible assets	—	2,920	7,081
Restructuring charge	—	—	6,707
Amortization of deferred stock option compensation	583	554	193

Total operating expenses	20,024	33,508	45,790

Income (loss) from operations	1,873	208	(16,620)

Other income, net:
Investment income, net	926	3,282	2,657
Acquisition related expense	—	(620)	—

Total other income, net	926	2,662	2,657

Income (loss) before income taxes	2,799	2,870	(13,963)
Provision (benefit) for income taxes	1,104	2,136	(3,679)

Net income (loss)	1,695	734	(10,284)
Foreign currency translation	(20)	(239)	(259)
Unrealized loss on investments	—	—	(1,367)

Comprehensive income (loss)	$1,675	$495	$(11,910)

Basic earnings (loss) per share	$0.08	$0.02	$(0.30)

Weighted average shares outstanding used to compute basic earnings (loss) per share	21,430	33,275	34,314

Diluted earnings (loss) per share	$0.06	$0.02	$(0.30)

Weighted average shares outstanding used to compute diluted earnings (loss) per share	30,800	35,932	34,314

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

						Cumulative
						Foreign
	Preferred Stock		Common Stock		Deferred	Currency	Other		Total
					Stock Option	Translation	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Compensation	Adjustment	Income (loss)	Deficit	Equity

Balance, December 31, 1998	—	$—	18,376,750	$2,126	$(401)	$5	$—	$(2,695)	$(965)
Exercise of stock options	—	—	281,517	77	—	—	—	—	77
Issuance of compensatory stock options	—	—	—	1,050	(1,050)	—	—	—	—
Compensation attributable to stock option vesting	—	—	—	—	583	—	—	—	583
Foreign currency translation adjustment	—	—	—	—	—	(20)	—	—	(20)
Accretion on mandatorily redeemable convertible Preferred Stock	—	—	—	—	—	—	—	(87)	(87)
Issuance of BlueWater Systems Series A Preferred Stock	46,246	250	—	—	—	—	—	—	250
Issuance of common stock (net of offering costs of $13)	—	—	1,518,378	18,689	—	—	—	—	18,689
Issuance of common stock in connection with the initial public offering (net of offering costs of $5,601)	—	—	4,000,000	54,399	—	—	—	—	54,399
Conversion of mandatorily redeemable convertible preferred stock into shares of common stock	—	—	8,333,333	14,504	—	—	—	—	14,504
Net income	—	—	—	—	—	—	—	1,695	1,695

Balance, December 31, 1999	46,246	250	32,509,978	90,845	(868)	(15)	—	(1,087)	89,125
Exercise of stock options, warrants and employee stock purchase plan	—	—	712,680	3,350	—	—	—	—	3,350
Compensation attributable to stock option vesting	—	—	—	—	554	—	—	—	554
Foreign currency translation adjustment	—	—	—	—	—	(239)	—	—	(239)
Conversion of preferred stock into common stock	(46,246)	(250)	46,246	250	—	—	—	—	—
Issuance of common stock upon acquisition of Mainbrace Corporation	—	—	627,334	9,650	—	—	—	—	9,650
Issuance of common stock upon acquisition of company	—	—	78,949	1,441	—	—	—	—	1,441
Tax benefit from exercise of stock options	—	—	—	3,732	—	—	—	—	3,732
Net income	—	—	—	—	—	—	—	734	734

Balance, December 31, 2000	—	—	33,975,187	109,268	(314)	(254)	—	(353)	108,347
Exercise of stock options and employee stock purchase plan	—	—	900,398	2,191	—	—	—	—	2,191
Compensation attributable to stock option vesting	—	—	—	—	193	—	—	—	193
Foreign currency translation adjustment	—	—	—	—	—	(259)	—	—	(259)
Unrealized loss on investments	—	—	—	—	—	—	(1,367)	—	(1,367)
Net loss	—	—	—	—	—	—	—	(10,284)	(10,284)

Balance, December 31, 2001	—	$—	34,875,585	$111,459	$(121)	$(513)	$(1,367)	$(10,637)	$98,821

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$1,695	$734	$(10,284)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,264	5,422	9,987
In-process research and development	—	4,100	—
Restructuring charge	—	—	6,707
Other	—	250	314
Deferred income taxes	(925)	168	(3,854)
Tax benefit from exercise of stock options	—	3,732	—
Stock and stock option compensation	583	554	193
Amortization of deferred financing costs	13	10	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	1,309	(7,113)	3,732
Prepaid expenses and other current assets	(123)	(784)	(1,253)
Deposits and other assets	(19)	(534)	224
Accounts payable, accrued compensation and accrued expenses	4,387	3,450	(2,563)
Income taxes receivable	(144)	(1,539)	345
Deferred revenue	952	2,461	(707)

Net cash provided by operating activities	9,992	10,911	2,841

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(7,035)	(1,757)	(4,875)
Purchase of short-term investments, net	(25,785)	(5,415)	(6,623)
Purchase of Mainbrace Corporation, net of cash acquired	—	(14,294)	—
Acquisition of companies, net of cash acquired	—	(3,633)	(1,183)
Purchase of investments	—	(4,878)	(1,000)

Net cash used in investing activities	(32,820)	(29,977)	(13,681)

Cash flows from financing activities:
Payments on long-term obligations	(453)	(66)	(353)
Deferred financing costs	(25)	(8)	—
Proceeds from exercise of stock options, warrants and employee stock purchase plan	77	3,350	2,191
Net proceeds from issuance of BlueWater Systems Series A Preferred Stock	250	—	—
Net proceeds from sale of common stock	18,689	—	—
Proceeds from sale of initial public offering	54,399	—	—

Net cash provided by financing activities	72,937	3,276	1,838

Effect of exchange rate changes on cash	21	(248)	(261)

Net increase (decrease) in cash and cash equivalents	50,130	(16,038)	(9,263)
Cash and cash equivalents, beginning of period	5,474	55,604	39,566

Cash and cash equivalents, end of period	$55,604	$39,566	$30,303

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

     BSQUARE Corporation, a Washington corporation, and its subsidiaries (collectively the Company) provides a variety of software products and services that enable the creation and deployment of a wide variety of smart devices based on Microsoft Windows-based operating systems. The Company works with semiconductor vendors and original equipment manufacturers to provide software products and engineering services for the development of smart devices.

     The Company helps enable the rapid and low-cost development of smart devices by providing a variety of software products and services for the design, integration and deployment of Windows-based operating systems with industry-specific applications. The Company also develops software applications that are licensed to original equipment manufacturers (OEMs) and end users to provide smart devices with additional functionality. The Company markets and supports its products and provides services on a worldwide basis through a direct sales force augmented by distributors.

Certain Significant Risks and Uncertainties

     The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: unanticipated fluctuations in quarterly operating results; failure of the market for Windows CE operating system to develop fully; failure of the market for smart devices to develop fully; adverse changes in the Company’s relationship with Microsoft; failure to secure contracts with market-leading original equipment manufacturers; intense competition; failure to attract and retain key personnel; failure to protect intellectual property; risks associated with international operations; inability to manage growth; and litigation or other claims against the Company.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates include assessing the collectibility of accounts receivable, the realization of deferred tax assets and useful lives of tangible and intangible assets among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Earnings Per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing net income (loss) available to common shareholders (net income (loss) less accretion of mandatorily redeemable convertible preferred stock) by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98.

Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with a purchased maturity date of three months or less.

Short-term Investments

     The Company’s short-term investments consist primarily of investment-grade marketable securities, which are classified as held to maturity and recorded at amortized cost. Due to the short- term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities that are carried at amortized cost, which approximates fair value.

Other Investments

     The Company’s other investments consist of voting capital stock of technology companies. These investments are accounted for under the cost method as the Company owns less than 20% and does not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. It is the Company’s policy to regularly review the operating performance in assessing the carrying value of these investments.

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

     The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses.

Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives, as follows: office furniture and equipment - four years; computer equipment and system software — three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed, gains or losses are reflected in the income statement. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company would recognize an impairment loss by a charge against current operations.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination accounted for under the purchase accounting method. Goodwill and other intangible assets are amortized over their deemed useful lives, ranging from two to seven years.

     Effective January 1, 2002, we will follow accounting guidance in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.” As a result, amortization of goodwill and certain intangibles will cease but instead will be tested for impairment annually or when indications of impairment are evident.

Software Development Costs

     Under the criteria set forth in Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development

     Research and development costs are expensed as incurred.

Advertising Costs

     All costs of advertising, including cooperative marketing arrangements offered by the Company, are expensed as incurred. Advertising expense totaled $459, $705 and $192 for the years ended December 31, 1999, 2000 and 2001, respectively.

Income Taxes

     The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

     The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rates during the year. Resulting translation adjustments are recorded as a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the consolidated statements of income in the period incurred and were not significant for any of the periods presented.

Revenue Recognition

     The Company’s revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” Service revenue is derived from software porting and development contracts. Product revenue consists of licensing fees from software application products and operating system and software development tool products. The Company’s customers consist of software companies, original equipment manufacturers, distributors and end users.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that it is in compliance with the provisions of SAB 101.

     Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

•	Time and Material Consulting Contracts. The Company recognizes revenue as services are rendered.

•	Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date to the estimated total cost for the contract. This method is used as management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

•	Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

•	Customer Training. Service revenue from training is recognized when the services are provided.

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

     Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue as well as amounts deferred for software sales for undelivered software elements.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into earnings, but instead will be reviewed for impairment at least annually. The Company adopted SFAS No. 142 effective January 1, 2002. The Company’s management is currently reviewing the operations of acquired companies and anticipates that an impairment loss is possible on certain operations. As of December 31, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $16.9 million and $654,000, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $7.1 million for the year ended December 31, 2001.

     In August 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

     In September 2001, the EITF reached a consensus regarding Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” which requires that losses and other costs incurred as a result of the September 11, 2001, events be classified as part of income from continuing operations in the statement of operations. Additionally, certain disclosures are required in all periods affected. At this time, the Company believes that the events of September 11, 2001 will not have a material impact on its financial position, results of operations, or cash flows in fiscal 2002.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Cash and Short-Term Investments

     The Company’s cash, cash equivalents and short-term investments consist of the following:

	December 31,

	2000	2001

Cash and equivalents:
Cash	$1,737	$664
Money market funds	1,721	4,090
Municipal certificates	29,200	25,549
Commercial Paper	1,899	—
Corporates	5,009	—

	$39,566	$30,303

Short-term investments:
Commercial paper	$145	$—
Corporate notes and bonds	10,781	11,858
Municipal securities	21,859	24,546
Governments and agencies	—	3,004

	$32,785	$39,408

3. Furniture, Equipment and Leasehold Improvements

     Major classifications of furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2000	2001

Computer equipment and system software	$4,992	$5,292
Office furniture and equipment	1,460	2,013
Leasehold improvements	3,570	5,105
Construction in progress	98	348

	10,120	12,758
Less: accumulated depreciation and amortization	(4,480)	(6,249)

	$5,640	$6,509

4. Goodwill and Other Intangible Assets

     Major classifications of goodwill and other intangible assets consist of the following:

	December 31,

	2000	2001

Goodwill	$17,395	$20,018
Non-compete agreements	4,581	3,140
Developed technology	1,600	1,600
Assembled workforce	300	300

	23,876	25,058
Less: accumulated depreciation, amortization and impairment	(2,920)	(7,489)

	$20,956	$17,569

     During 2001, the Company recorded a $2.2 million write-off due to the impairment of goodwill associated with an engineering facility in Eden Prairie, Minnesota scheduled for closure in January 2002.

5. Income Taxes

     The provision for income taxes consists of the following:

	Year Ended December 31,

	1999	2000	2001

Current:
U.S. Current	$2,001	$2,378	$(768)
International	28	27	69
U.S. Deferred	(925)	(269)	(2,980)

Total tax provision	$1,104	$2,136	$(3,679)

     The components of net deferred tax assets (liabilities) consist of the following:

	December 31,

	2000	2001

Deferred income tax asset:
Depreciation and amortization	$101	$339
Accrued compensation and benefits	772	1,618
Accrued expenses	316	2,468
Deferred revenue	255	297
Allowance for doubtful accounts	174	601
Acquired net operating losses	327	152
Research and development credit carryforward	—	409
AMT credit carryforward	—	358
Deferred tax asset valuation allowance	—	(450)

	$1,945	$5,792

Deferred income tax liability:
Acquired intangible assets	$(955)	$(1,043)
Other, net	(123)	(28)

	$(1,078)	$(1,071)

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,

	1999	2000	2001

Taxes at the U.S. statutory rate	34.0%	34.0%	(34.0)%
Increase (decrease) in income taxes resulting from:
Research and development tax credit	(7.2)	(16.5)	(5.1)
International operations	14.3	19.7	7.2
Tax exempt interest	(5.5)	(32.3)	(4.7)
Acquisition expenses	—	3.9	—
Acquired in-process research and development	—	50.0	—
Amortization of intangible assets	—	19.7	7.0
Other, net	3.8	(4.1)	3.3

	39.4%	74.4%	(26.3)%

     The Company believes that the net deferred tax assets recorded are more likely recoverable than not through a combination of current income tax refunds, tax carrybacks and future taxable income, other than $450 which was recorded in 2001 as a valuation allowance against the deferred tax assets.

6. Bank Line of Credit

     At December 31, 2001, the Company had available a $5.0 million secured domestic revolving line of credit, with interest accruing at the bank’s prime rate plus 0.5%. Restrictive terms of the lines require, among other requirements, that the Company maintain a minimum quick ratio, tangible net worth and debt service ratio, and limits the Company’s ability to pay dividends without the lender’s consent. The line of credit is secured by substantially all of the assets of the Company. As of December 31, 2001 the Company had

$1.2 million in standby letters of credit issued and outstanding under the domestic revolving line of credit. The Company was in compliance with these covenants at December 31, 2001.

7. Commitments and Contingencies

     The Company leases its office space under non-cancelable operating leases that expire at various dates through 2009. During the years ending December 31, 1999, 2000 and 2001, rental expense was $3,347, $4,654, and $6,545, respectively. Minimum rental commitments under non-cancelable operating leases at December 31, 2001 are as follows:

2002	$7,496
2003	7,815
2004	7,003
2005	7,008
2006	5,738
Thereafter	16,376

$51,436

     The Company’s corporate headquarters are located in a single location in Bellevue, Washington. The Company has the option to extend the lease for four additional periods of five years each. The Company has provided a $1.2 million stand-by letter of credit as security for this lease, which may be reduced annually by specified amounts in the lease agreement upon the Company’s achieving certain economic goals.

     The Company as well as certain current and former officers and directors and the underwriters of the Company’s initial public offering have been named as defendants in four purported shareholder class action lawsuits filed in the United States District Court for the Southern District of New York. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints allege that the underwriter defendants agreed to allocate stock in the company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaints against the Company have been consolidated into a single action. Because the action against the Company is being coordinated with over 300 nearly-identical actions filed against other companies, it is not yet clear when or whether a consolidated complaint will be filed against the Company or when the Company will be required to respond to a complaint. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

8. Shareholders’ Equity

Initial Public Offering

     On October 20, 1999, the Company issued 4,000,000 shares of its common stock at an initial public offering price of $15.00 per share. Also sold in this offering were 600,000 shares held by selling shareholders upon exercise of the underwriters’ overallotment option. The net proceeds to the Company from the offering, net of offering costs of approximately $5.6 million, were approximately $54.4 million. Concurrent with the initial public offering, each outstanding share of the Company’s mandatorily redeemable preferred stock was automatically converted into common stock.

Stock Purchase Agreement

     On August 18, 1999, the Company entered into a stock purchase agreement to sell 1,518,378 shares of common stock to Vulcan Ventures for approximately $18.7 million.

Common Stock Reserved For Future Issuance

     At December 31, 2001, the Company had reserved the following shares of common stock for future issuance:

BSQUARE Employee Stock Purchase Plan	847,944
BSQUARE Stock Option Plans	7,629,042

9. Employee Benefit Plans

Stock Options

     In May 1997, the Company adopted the Amended and Restated Stock Option Plan (the Plan). Under the Plan, the Board of Directors may grant nonqualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. Options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under this program may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock.

     The Company has assumed certain options granted to employees of acquired companies, referred to as acquired options. These options were assumed by the Company outside of its stock option plans, and are administered as if issued under their original plans. All of the acquired options have been adjusted to reflect the price conversion under the terms of the agreements between the Company and the companies acquired. The acquired options generally become exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

     A summary of stock option activity follows:

			Price Per Share

	Number of	Available	Weighted
	Options	for	Average
	Outstanding	Issuance	Exercise Price	Range

Balance, December 31, 1998	2,540,162	964,900	$0.54	$0.05-$1.80
Authorized	—	2,000,000	—	—
Granted	1,345,795	(1,345,795)	$7.24	$1.44-$45.06
Exercised	(281,517)	—	$0.36	$0.05-$1.00
Canceled	(154,875)	154,875	$0.82	$0.05-$10.00

Balance, December 31, 1999	3,449,565	1,773,980	$3.15	$0.05-$45.06
Authorized	—	1,771,786	—	—
Assumption of acquired company options	194,422	(194,422)	$1.92	$0.07-$3.11
Granted	1,512,124	(1,512,124)	$19.05	$6.00-$49.69
Exercised	(529,718)	—	$0.86	$0.05-$11.64
Canceled	(553,796)	553,796	$10.55	$0.05-$45.06

Balance, December 31, 2000	4,072,597	2,393,016	$8.58	$0.05-$49.69
Authorized	—	1,594,933	—	—
Granted	2,550,814	(2,550,814)	$5.73	$14.74-$2.15
Exercised	(431,504)	—	$0.69	$0.05-$10.00
Canceled	(1,013,237)	1,013,237	$0.27	$0.05-$49.69

Balance, December 31, 2001	5,178,670	2,450,372	$7.48	$0.05-$49.69

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:

	Outstanding		Exercisable

		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
	Options	Life (Years)	Options	Price

Range of exercise price:
$ 0.05 - $10.00	3,778,581	8.11	1,577,538	$2.21
$10.13 - $20.00	1,247,762	8.42	346,278	14.98
$21.25 - $39.99	46,400	8.31	12,850	29.40
$40.00 - $49.69	105,927	8.02	24,321	41.59

	5,178,670	8.18	1,960,987	$5.13

     Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of the grant and recognized over the vesting period, the Company’s net income would have been reduced to the pro forma amounts presented below:

	Year Ended December 31,

	1999	2000	2001

	(pro forma amounts unaudited)
Net income (loss), as reported	$1,695	$734	$(10,284)
Incremental pro forma compensation expense under SFAS 123	(1,351)	(8,565)	(9,341)

Pro forma net income (loss)	$344	$(7,831)	$(19,625)

Pro forma basic earnings (loss) per share	$0.01	$(0.24)	$(0.57)

Pro forma diluted earnings (loss) per share	$0.01	$(0.24)	$(0.57)

     The fair value of options granted in 1999, 2000 and 2001 of $4.89, $7.29 and $6.50, respectively, has been estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Year Ended December 31,

	1999	2000	2001

Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	57%	70%	133%
Risk-free interest rate	6.6%	5.7%	4.5%

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

1999 Employee Stock Purchase Plan

     On July 21, 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase (the “1999 Purchase Plan”). Under the 1999 Purchase Plan, the Company is authorized to sell up to 1,500,000 shares of common stock in a series of eighteen month offerings. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of 1) the fair market value of the Company’s common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering. During the twelve months ended December 31, 2000 and 2001, the Company issued 182,962 and 468,894 shares under the plan.

Profit Sharing and Deferred Compensation Plan

     The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. During the years ended December 31, 1999, 2000 and 2001, the Company made matching contributions to the Profit Sharing Plan of $514, $760 and $922, respectively.

Deferred Stock Option Compensation

     In connection with the grant of certain stock options to employees and consultants during 1999, the Company recorded deferred stock option compensation of $1.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with FASB Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). During the years ended December 31, 1999, 2000, and 2001, the Company expensed approximately $583, $554, and $193, respectively. The balance will be expensed over the period the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

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

10. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	1999	2000	2001

Cash paid for interest	$68	$38	$41
Cash paid (refunded) for income taxes	2,520	1,050	(328)
Common stock issued for acquisition of BlueWater Systems, Inc.	—	11,044	—
Common stock issued for acquisition of Mainbrace Corporation	—	9,650	—
Common stock issued for acquisition	—	1,441	—

     All significant non-cash financing activities are listed elsewhere in the financial statements or the notes thereto.

11. Significant Customers

     For the years ended December 31, 1999, 2000 and 2001, approximately 85%, 58% and 40% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project- specific work plans. As of December 31, 1999, 2000 and 2001 Microsoft represented 82%, 52%, and 21% of total accounts receivable, respectively.

12. Geographic and Segment Information

     The Company follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments, Service and Products. The following table summarizes total revenue and long-lived assets attributed to significant countries:

	Year Ended December 31,

	1999	2000	2001

Total revenue:
United States	$39,876	$49,989	$40,993
Japan	671	8,272	13,004
Other Foreign	859	5,241	7,855

Total revenue(1)	$41,406	$63,502	$61,852

Long-lived assets:
United States	$7,036	$5,681	$6,518
Japan	257	793	578
Germany	157	82	37

Total long-lived assets(2)	$7,450	$6,556	$7,133

(1)	Revenue is attributed to countries based on location of customer invoiced.

(2)	Long-lived assets do not include acquired intangible assets and goodwill.

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

13. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for 2000 and 2001 are as follows:

	March 31,	June 30,	September 30,	December 31,

2000 Quarter Ended
Revenue	$13,292	$15,700	$16,641	$17,869
Gross profit	6,943	8,279	8,850	9,644
Income (loss) from operations	1,208	(2,873)	822	1,051
Net income (loss)	$995	$(2,475)	$1,252	$962

Earnings (loss) per share, basic	$0.03	$(0.07)	$0.04	$0.03

Weighted average shares outstanding used to compute basic earnings (loss) per share	32,566	33,076	33,605	33,847

Earnings (loss) per share, diluted	$0.03	$(0.07)	$0.03	$0.03

Weighted average shares outstanding used to compute diluted earnings (loss) per share	35,628	33,076	36,222	35,946

2001 Quarter Ended
Revenue	$18,628	$18,219	$14,506	$10,499
Gross profit	10,013	9,387	6,470	3,300
Income (loss) from operations	897	(206)	(9,151)	(8,160)
Net income (loss)	$830	$461	$(5,794)	$(5,781)

Earnings (loss) per share, basic	$0.02	$0.01	$(0.17)	$(0.17)

Weighted average shares outstanding used to compute basic earnings (loss) per share	34,003	34,190	34,388	34,672

Earnings (loss) per share, diluted	$0.02	$0.01	$(0.17)	$(0.17)

Weighted average shares outstanding used to compute diluted earnings (loss) per share	35,368	35,615	34,388	34,672

14. Earnings (Loss) Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share:

	Year Ended December 31,

	1999	2000	2001

Net income (loss) (numerator diluted)	$1,695	$734	$(10,284)
Less: Accretion of mandatorily redeemable convertible preferred stock	(87)	—	—

Net income (loss) available to common shareholders (numerator basic)	$1,608	$734	$(10,284)

Shares (denominator basic):
Weighted average common shares outstanding	21,430	33,275	34,314

Basic earnings (loss) per share	$0.08	$0.02	$(0.30)

Shares (denominator diluted):

	Year Ended December 31,

	1999	2000	2001

Weighted average common shares outstanding(1)	21,430	33,275	34,314
Mandatorily redeemable convertible preferred stock	6,689	—	—
Common stock equivalents (2)	2,681	2,657	—

Shares used in computation (denominator diluted)	30,800	35,932	34,314

Diluted earnings (loss) per share	$0.06	$0.02	$(0.30)

(1)	Share amounts presented for 1999 give effect to the issuance of 261,391 shares to the former shareholders of BlueWater Systems to effect its acquisition by BSQUARE. The transaction was accounted for as a pooling of interests.

(2)	Common stock equivalents of 1,660 have not been presented for the 2001 period as their effect is anti-dilutive.

15. Consolidation of Excess Facilities and Restructuring Charge

     During 2001, the Company recorded a restructuring charge of $6.7 million related to the consolidation of excess facilities and other charges. Of this amount, approximately $5.4 million represents the value of excess facilities under noncancelable leases. Property and equipment that was disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, production, engineering, and other equipment. The Company also recorded other restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce that occurred on July 17, 2001.

     A summary of the restructuring costs and other restructuring charges is outlined as follows and is a component of “Accrued expenses” on the balance sheet as of December 31, 2001:

				Restructuring
				Liability at
(in thousands)	Total Charge	Non-Cash Charges	Cash Payments	December 31, 2001

Consolidation of excess facilities	$6,480	(1,120)	(836)	$4,524
Workforce reduction and other costs	227	—	(217)	10

Total	$6,707	(1,120)	(1,053)	$4,534

     Amounts related to the net lease expense due to the excess capacity of the Company’s facilities and will be paid over the respective lease terms through fiscal 2005. The Company expects to substantially implement its restructuring program by the first quarter of 2002.

16. Acquisitions

BlueWater Systems, Inc.

     On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington, is dedicated to the design of software development tool kits and system integration services for the creation of Windows-based smart devices. The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. The consolidated financial statements of BSQUARE have been restated for all periods prior to the merger to include the accounts and operations of BlueWater Systems, Inc. In connection with the acquisition, the Company incurred $620 ($515 after taxes, or $0.01 per diluted share) of acquisition-related costs which were charged to operations during the three months ended March 31, 2000.

     The following table presents a reconciliation of revenue and net income previously reported by BSQUARE for the year ended December 31, 1999 to those presented in the accompanying condensed consolidated financial statements :

Year Ended
December 31,
1999

Revenue:
BSQUARE Corporation	$39,938
BlueWater Systems, Inc	1,468

Combined	$41,406

Net income:
BSQUARE Corporation	$1,691
BlueWater Systems, Inc	4

Combined	$1,695

Mainbrace Corporation

     On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace Corporation, located in Sunnyvale, California, is a leading IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock, and approximately $10,800 in cash. Additionally, the Company assumed Mainbrace’s outstanding vested and unvested employee stock options, which were converted into the right to acquire an additional 172,629 shares of the Company’s common stock. Such assumption of Mainbrace’s options by the Company had a fair market value of approximately $552.

     A summary of the purchase price for the acquisition is as follows:

Cash	$10,800
Stock and stock options	9,650
Direct acquisition costs	347
Other acquisition costs	2,840
Net deferred tax liability	319
Assumed debt	900

Total	$24,856

     The purchase price was allocated as follows:

Working capital acquired	$871
Equipment	160
Goodwill	16,885
Intangible assets	2,840
In-process research and development	4,100

Total	$24,856

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

	Year Ended December 31,

	1999	2000

	(unaudited)
Revenue	$44,540	$65,290

Net loss	$(4,070)	$(2,023)

Net loss per share (basic and diluted)	$(0.19)	$(0.06)

     During 2000, the Company acquired two smaller companies, Embedded Technologies, Inc. and ToolCraft KK, for total cash and stock consideration of approximately $5.0 million. Additionally, during 2001, we acquired the business operations of a managed device service company. All of these acquisitions were accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets.

     Additionally, the Company made several strategic investments in public traded and privately held companies during the year ended December 31, 2000 totaling $4.9 million, which are reflected in “Investments” in the accompanying balance sheets. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. Our policy is to regularly review the operating performance in assessing the carrying value of the investment. At December 31, 2001, the carrying value of these investments was $2.3 million. Pursuant to the terms of these agreements, the Company has certain rights to acquire approximately 791,000 shares of these entities under certain conditions for additional consideration. We expect to continue to make additional investments in the future.

17. Subsequent Events

Reduction in Force

     Due to continued deterioration in the U.S and international business climate, decreases in the service levels that the Company provides to Microsoft, as well as reductions in its OEM professional services, on January 8, 2002 the Company announced a 20% reduction of workforce, which included the closure of its professional engineering services facility in Eden Prairie, Minnesota. In connection with these actions, the Company will record a restructuring charge in the first quarter of 2002, relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs as well as payments for excess facilities under noncancelable leases.

Acquisition (unaudited)

     On March 13, 2002, the Company acquired InfoGation Corporation in a purchase transaction valued at approximately $8.0 million. InfoGation Corporation, located in San Diego, California, is dedicated to the development of on-board and handheld vehicle navigation systems. Total consideration included the issuance of 1.3 million shares of BSQUARE common stock, and approximately $3.7 million in cash. Additionally, the Company assumed InfoGation’s outstanding vested and unvested employee stock options, which were converted into the right to acquire approximately 200,000 shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Auditing and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required in this Item regarding our directors and executive officers is set forth in Part I of this report under the heading “Directors and Executive Officers,” which information is incorporated herein by reference.

     The information required by this Item regarding our compliance with Section 16(a) is included in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Item 11. Executive Compensation.

     The information required by this Item is included in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is included in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is included in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed with the SEC under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements and Schedules

     1. Financial Statements.

A.	Consolidated Balance Sheets at December 31, 2000 and 2001.

B.	Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.

C.	Consolidated Statements of Shareholders’ Equity (Deficit).

D.	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

     2. Financial Statement Schedules.

           A. Schedule II — Valuation and Qualifying Accounts.

     Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 2001.

Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (2)

3.2	Bylaws and all amendments thereto (1)

4.1	See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock

10.1	Amended and Restated Stock Option Plan (1)

10.1(a)	1998 Mainbrace Stock Option Plan (3)

10.1(b)	2000 Non-Qualified Stock Option Plan (4)

10.2	Employee Stock Purchase Plan (1)

10.3	401(k) Plan (1)

10.4	Form of Indemnification Agreement (1)

10.5	Loan and Security Agreement by and between Imperial Bank and BSQUARE Corporation dated February 11, 1998 (1)

10.5(a)	Amended and Restated Loan Agreement between Imperial Bank and BSQUARE Corporation (1)

10.6	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100) (1)

10.7	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation (1)

10.8	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE (5)

10.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998 (1)

10.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and

Exhibit
Number	Description

Microsoft Corporation dated December 23, 1999 (6)

10.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001 (6)

10.10	Stock Purchase and Shareholders Agreement dated as of January 30, 1998 (1)

10.11	Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated (1)

10.12	Agreement and Plan of Merger among BSQUARE, Bluewater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000 (7)

10.13	Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000 (8)

10.14	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant (9)

10.15	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation (10)

21.1	Subsidiaries of the registrant

23.1	Consent of Arthur Andersen LLP, Independent Public Accountants

24.1	Power of Attorney (See Signature page)

99.1	Letter regarding Arthur Andersen LLP assurances

*	Subject to confidential treatment.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2002.

BSQUARE CORPORATION

By:	/s/ WILLIAM T. BAXTER

William T. Baxter Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints William T. Baxter and Leila L. Kirske, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 21, 2002 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM T. BAXTER William T. Baxter	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ LEILA L. KIRSKE Leila L. Kirske	Vice President, Finance & Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ SCOT E. LAND Scot E. Land	Director

/s/ JEFFREY. T. CHAMBERS Jeffrey T. Chambers	Director

/s/ WILLIAM L. LARSON William L. Larson	Director

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

To BSQUARE Corporation:

     We have audited in accordance with generally accepted auditing standards in the United States, the financial statements of BSQUARE Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Seattle, Washington,
January 25, 2002

BSQUARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E

	Balance at	Charged to
	Beginning	Costs and	Charged to		Balance at
Description	of Period	Expenses	Other Accounts	Deductions -	End of Period

For the year ended December 31, 1999:
Allowance for doubtful accounts	$67	$75	$—	$—	$142
For the year ended December 31, 2000:
Allowance for doubtful accounts	$142	$425	$—	$65	$502
For the year ended December 31, 2001:
Allowance for doubtful accounts	$502	$1,238	$—	$19	$1,721