Form 10-Q
period 2002-03-31
BSQUARE CORP /WA
filed 2002-05-09
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     As of May 1, 2002, there were 36,581,854 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,935	$30,303
Short-term investments	34,299	39,408
Accounts receivable, net	9,949	8,833
Income tax receivable	2,246	1,469
Deferred income tax asset	3,657	5,792
Prepaid expenses and other current assets	4,201	2,840

Total current assets	78,287	88,645
Furniture, equipment and leasehold improvements, net	6,391	6,509
Investments	2,596	2,319
Intangible assets, net	23,757	17,569
Deposits and other assets	864	624

Total assets	$111,895	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,449	$435
Accrued expenses	6,343	7,861
Accrued restructuring costs	5,461	4,534
Deferred income taxes	1,345	1,071
Deferred revenue	2,496	2,944

Total current liabilities	17,094	16,845

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 50,000,000 shares, 36,359,441 shares issued and outstanding as of March 31, 2002 and 34,875,585 shares issued and outstanding as of December 31, 2001	116,600	111,459
Deferred stock option compensation	(274)	(121)
Cumulative foreign currency translation adjustment	(563)	(513)
Accumulated other comprehensive loss, net of tax	(1,090)	(1,367)
Retained deficit	(19,872)	(10,637)

Total shareholders’ equity	94,801	98,821

Total liabilities and shareholders’ equity	$111,895	$115,666

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months
	Ended March 31,

	2002	2001

	(unaudited)
Revenue:
Service	$6,007	$16,533
Product	2,689	2,095

Total revenue	8,696	18,628

Cost of revenue:
Service	4,384	8,214
Product	1,051	401

Total cost of revenue	5,435	8,615

Gross profit	3,261	10,013

Operating expenses:
Research and development	4,142	3,045
Selling, general and administrative	4,557	4,647
Amortization of intangible assets	421	1,355
Acquired in-process research and development	1,698	—
Restructuring charge	2,205	—
Amortization of deferred stock option compensation	37	69

Total operating expenses	13,060	9,116

(Loss) income from operations	(9,799)	897
Other income (expense), net:
Investment income, net	535	564

(Loss) income before income taxes	(9,264)	1,461
Provision (benefit) for income taxes	(29)	631

Net (loss) income	$(9,235)	$830

Basic (loss) earnings per share	$(0.26)	$0.02

Weighted average shares outstanding used to compute basic (loss) earnings per share	35,364	34,003

Diluted (loss) earnings per share	$(0.26)	$0.02

Weighted average shares outstanding used to compute diluted (loss) earnings per share	35,364	35,368

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,235)	$830
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,133	1,969
Deferred income taxes	(408)	(270)
Amortization of deferred stock option compensation	37	69
Acquired in-process research and development	1,698	—
Restructuring charge	2,205	—
Other	—	314
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,010)	(26)
Prepaid expenses and other current assets	(1,245)	93
Deposits and other assets	(44)	137
Accounts payable and accrued expenses	(47)	(10)
Deferred revenue	(593)	2,105

Net cash (used in) provided by operating activities	(7,509)	5,211

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(382)	(1,739)
Maturity (purchase) of short-term investments, net	5,109	(12,675)
Purchase of Infogation Corporation, net of cash acquired	(3,914)	—
Purchase of an investment	—	(1,000)

Net cash provided by (used in) investing activities	813	(15,414)

Cash flows from financing activities:
Payments on long-term obligations	—	(71)
Proceeds from exercise of stock options and warrants	372	47

Net cash provided by (used in) financing activities	372	(24)

Effect of exchange rate changes on cash	(44)	(198)

Net decrease in cash and cash equivalents	(6,368)	(10,425)
Cash and cash equivalents, beginning of period	30,303	39,566

Cash and cash equivalents, end of period	$23,935	$29,141

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1. Basis of Presentation.

     The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2002, and its operating results and cash flows for the three months ended March 31, 2002 and 2001. These financial statements and the notes should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

2. Consolidation of Excess Facilities and Restructuring Charge.

     Due to economic and research and development expenditure issues surrounding the smart device market, as well as a decrease in the service levels that BSQUARE provides to Microsoft, the Company announced a facility and workforce reduction plan in July 2001. In connection with this plan, the Company recorded a restructuring charge of $6.7 million relating to consolidation of excess facilities and other restructuring charges during the third quarter of 2001, which included $5.4 million for excess facilities primarily relating to noncancelable leases, approximately $1.1 million for property and equipment that were disposed of or removed from operations, and $227,000 for severance and other costs associated with a reduction of workforce that occurred on July 17, 2001.

     Due to further deterioration in the U.S and international business climate, continued decreases in the service levels that the Company provides to Microsoft, as well as a decline in OEM professional services, on January 8, 2002 BSQUARE announced a 20% reduction of workforce as well as closure of its professional engineering services facility in Eden Prairie, Minnesota. In connection with this reduction in force, the Company recorded a restructuring charge of $2.2 million during the first quarter of 2002, which included approximately $1.1 million for severance and other benefit costs paid by the Company, approximately $947,000 for excess facilities primarily relating to noncancelable leases, and approximately $160,000 of property and equipment that were disposed of or removed from operations.

     A summary of the restructuring costs and other restructuring charges is outlined as follows:

	Restructuring				Restructuring
	Liability at		Non-Cash Charges and		Liability at
(in thousands)	December 31, 2001	Total Charge	Adjustments	Cash Payments	March 31, 2002

Consolidation of excess facilities	$4,524	$1,067	$401	$(541)	$5,451
Workforce reduction and other costs	10	1,138	—	(1,138)	10

Total	$4,534	$2,205	$401	$(1,679)	$5,461

     Included in the charge recorded during the first quarter of 2002 was $401,000 due to the re-valuation of assumptions from the third quarter of 2001 related to subleasing of excess facilities. The net lease expense due to the excess capacity of the Company’s facilities and will be paid over the respective lease terms through fiscal 2006. The Company continues to market its excess space for sublease.

3. Acquisitions.

     On March 13, 2002, the Company acquired Infogation Corporation in a purchase transaction valued at approximately $8.5 million. Infogation Corporation, located in San Diego, California, is dedicated to the development of on-board and handheld vehicle navigation systems. Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the fair market value on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options have been included in the purchase price and recorded as deferred stock compensation. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The cash held in escrow is included in cash and cash equivalents at March 31, 2002.

     A summary of the purchase price paid in connection with the acquisition is as follows:

(in thousands)
Cash	$2,700
Stock	4,146
Deferred stock compensation	413
Direct acquisition costs	971
Other acquisition costs	262

Total	$8,492

     The initial purchase price was allocated as follows:

(in thousands)
Working capital acquired	$(358)
Equipment	557
Goodwill	6,595
In-process research and development	1,698

Total	$8,492

     The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill and other intangible assets. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development has been recorded as a charge to expense in the first quarter of 2002 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. The allocation of purchase price for this acquisition is preliminary, and further refinements, including deferred tax adjustments related to the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study. The impact of these refinements could be material to the financial statements of the Company.

     The following table presents unaudited pro forma results of operations as if the acquisition of Infogation had occurred at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months
	Ended March 31,

(in thousands, except per share amounts)	2002	2001

Revenue	$9,146	$19,726

Net (loss) income	(9,430)	367

Net (loss) income per diluted share	$(0.27)	$0.01

     During 2001, the Company acquired the business operations of a managed device service company. This acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the acquired assets

     Additionally, the Company has made several strategic investments in publicly traded and privately held companies totaling $4.9 million, which are reflected in “Investments” in the accompanying balance sheets. These investments are accounted for under the cost method as the Company’s ownership is less than 20% and it does not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, then the investment is marked to market. The Company’s policy is to regularly review the operating performance in assessing the carrying value of the investment. At March 31, 2002, the carrying value of these investments was $2.6 million. Pursuant to the terms of these agreements, the Company has certain rights to acquire approximately 791,000 shares of these entities under certain conditions for additional consideration. The Company expects to continue to make additional investments in the future.

4. Goodwill and Other Intangible Assets — Adoption of Statement of Financial Accounting Standards SFAS No. 142.

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, the Company is no longer amortizing goodwill.

     The following table provides a reconciliation of the reported net loss available to common shareholders to an adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been applied as of January 1, 2001:

	For the Three Months
	Ended March 31,

(in thousands, except per share amounts)	2002	2001

Reported net (loss) income	$(9,235)	$830
Add back amortization, net of tax:	—	2,808

Adjusted net (loss) income	$(9,235)	$3,638

Basic earnings per share:
Reported net (loss) income	$(0.26)	$0.02
Add back amortization, net of tax:	—	0.09

Adjusted net (loss) income	$(0.26)	$0.11

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

     (in thousands)

Balance as of December 31, 2001	$16,900
Goodwill acquired during the first quarter of 2002	6,595

Balance as of March 31, 2002	$23,495

     Amortizable intangible assets at March 31, 2002 consisted of non-compete and other compensatory agreements of $3.1 million net of accumulated amortization of $2.9 million. These agreements are being amortized on a straight-line basis over two years and will be fully amortized during the second quarter of 2002. In accordance with the adoption of SFAS No. 142, the Company re-assessed the useful lives of these agreements and determined that they continue to be appropriate. Pre-tax amortization expense associated with these agreements for the three months ended March 31, 2002 and 2001 totaled $421,000 and $392,000, respectively.

     The Company will continue to evaluate the impact of SFAS No. 142, and will complete an evaluation of potential goodwill impairment of its reporting units prior to June 30, 2002. Upon completion of this evaluation and any subsequent calculations to determine the amount of impairment, if any, the Company may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002.

5. Comprehensive Income.

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for BSQUARE results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

     Components of comprehensive (loss) income consist of the following:

	Three Months
	Ended March 31,

	2002	2001

	(in thousands)
Net (loss) income	$(9,235)	$830
Unrealized (loss) gain on investment	277	(708)
Foreign currency translation adjustment	(50)	(325)

Comprehensive (loss)	$(9,008)	$(203)

6. Income Taxes.

     For the three months ended March 31, 2002, the Company recorded a valuation allowance of approximately $2.8 million against the net deferred tax assets. This valuation allowance is related in part to preliminary estimates of annualized net operating losses for the year ended December 31, 2002. Additionally, the Company has reviewed its net deferred tax assets and has recorded a valuation allowance based on its projections of recoverability.

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

     Additionally during 2000, we acquired three smaller companies. We acquired Embedded Technologies, Inc. and ToolCraft KK for aggregate total cash and stock consideration of approximately $5.0 million. During 2001, we acquired the business operations of a managed device service company. Each of these acquisitions was accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets. The financial data presented in the consolidated financial statements include the operating results of each business from the respective date of acquisition.

     On March 13, 2002, we acquired Infogation Corporation in a purchase transaction. Infogation, located in San Diego, California, is dedicated to the development of on-board and handheld vehicle navigation systems. The financial statements presented in the condensed consolidated financial statements include the results of operations of Infogation Corporation beginning on March 14, 2002.

Microsoft Master Development and License Agreement

     For the three months ended March 31, 2002 and 2001, approximately 25% and 45% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle our renewal of the master agreement with Microsoft. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers.

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

RESULTS OF OPERATIONS

     The following table presents certain financial data as a percentage of total revenue for the three-month periods ended March 31, 2002 and 2001. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months
	Ended March 31,

	2002	2001

Revenue:
Service	69%	89%
Product	31	11

Total revenue	100	100

Cost of revenue:
Service	50	44
Product	12	2

Total cost of revenue	62	46

Gross margin	38	54

Operating expenses:
Research and development	48	16
Selling, general and administrative	52	25
Amortization and impairment of intangible assets	5	7
Acquired in-process research and development	20	—
Restructuring charge	25	—
Amortization of deferred stock option compensation	1	1

Total operating expenses	151	49

(Loss) income from operations	(113)	5

Other income (expense), net:
Investment income, net	7	3

(Loss) income before income taxes	(106)	8
Provision for income taxes	—	3

Net (loss) income	(106)%	5%

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products, debugging tools and applications, as well as fees received from distribution of third-party products. Total revenue decreased 53% from $18.6 million for the three months ended March 31, 2001 to $8.7 million for the same period in 2002. The decrease in total revenue in 2002 as compared to 2001 was due to reduction in the level of service provided to Microsoft as well as decreased number and scope of services provided to OEM and silicon vendors. The decrease in OEM and silicon vendor projects was due in part to the overall decline in the U.S. and international economy.

     Microsoft accounted for 25% and 45% of total revenue for the quarter ended March 31, 2002 and 2001, respectively. The decrease in the percentage of revenue derived from Microsoft in the first quarter of 2002 was a result of the negotiated terms agreed upon for the renewal of our master agreement with Microsoft. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001 and an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers. We anticipate that the assignment of engineers to

Microsoft will remain at the levels established for the first quarter 2002 but that the percentage of revenue derived from Microsoft will continue to decline.

     Revenue outside of the United States totaled $2.4 million and $5.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in international revenue from 2001 to 2002 was due to a decrease in the number and size of software service projects with porting partners. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

     Service revenue. For the three months ended March 31, 2002, service revenue decreased 64% to $6.0 million, from $16.5 million for the same period in 2001. The decrease in service revenue for 2002 over 2001 was due to negotiated reductions in Microsoft projects, as well as an overall decline in the U.S. and international business climate. As a percentage of total revenue, service revenue decreased in 2002 over 2001 due to a decrease in the amount of engineering services provided to Microsoft during the period and product sales increasing at a faster rate than OEM service revenue.

     Product revenue. Product revenue increased 28% to $2.7 million for the three months ended March 31, 2002, from $2.1 million for the same period in 2001. We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer’s product. The increase in product sales was due to an increase in sales of strategic alliance third-party products, which represented 60% of total product revenue for the three months ended March 31, 2002, compared to 32% of total product revenue for the same period in 2001. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement. As a percentage of total revenue, product revenue increased to 31% of revenue for the quarter ended March 31, 2002 compared to 11% for the same period in 2001, due to the decline in service revenue.

     Deferred revenue results primarily from customer prepayments for software consulting projects, which are recognized as the services are performed, and from software maintenance contracts, which are recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time agreements, which is recorded when the target licenses are delivered.

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue decreased 47% from $8.2 million in the three months ended March 31, 2001 to $4.4 million in the three months ended March 31, 2002. This decrease resulted from the reduction in the number of employees supporting our professional service customers. At March 31, 2002 and 2001, we had 174 and 315 employees, respectively, engaged in software engineering consulting. Cost of service revenue as a percentage of related service revenue was 73% for the three months ended March 31, 2002 and 50% for the three-months ended March 31, 2001. In general, the year over year increases in cost of service revenue as a percentage of revenue in 2002 over 2001 reflect increased payroll costs per person, excess capacity in our engineering services teams and an increase in fixed overhead allocated due to our expansion of facilities in Silicon Valley, California; Eden Prairie, Minnesota; and Bellevue, Washington. Also contributing to the decline in gross margin was the 10% billing rate reduction that we accepted with Microsoft.

     Due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft, on January 8, 2002, we completed a reduction in workforce of approximately 20%, including the closure of our twenty-five-person professional service engineering facility in Eden Prairie, Minnesota. Of the total workforce reduction, approximately 90% were software engineers. We anticipate that this reduction in workforce will more closely align our cost structure with anticipated revenue levels. A restructuring charge of $2.2 million was recorded in the first quarter of 2002 relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs, fixed asset impairment, as well as payments for excess facilities under noncancelable leases.

Cost of service revenue may increase in future periods due to competition in employee recruiting and retention pressures and continued excess capacity in our professional service organization.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software, product media, product duplication and manuals. Cost of product revenue increased 162% to $1.1 million for the three months ended March 31, 2002, from $401,000 for the three months ended March 31, 2001. As a percentage of product revenue, cost of product revenue was 39% for the three months ended March 31, 2002 and 19% for the same period in 2001. The increase in cost of product revenue as a percentage of related product revenue relates to an increase in sales of third-party products in 2002 over 2001.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 36% to $4.1 million for the three months ended March 31, 2002, from $3.0 million for the three months ended March 31, 2001. This increase was due to an increase in the number of software developers and quality assurance personnel hired directly, or through acquisitions, to expand our product offerings and to support development and testing activities. At March 31, 2002 we had approximately 113 software engineers engaged in research and development engineering, located in our offices throughout the United States and Japan, compared to 91 software engineers at March 31, 2001. In addition, we utilize excess capacity in our professional engineering service organization to assist in research and development projects. Research and development expenses represented 48% and 16% of our total revenue for the three months ended March 31, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended March 31, 2002 over the respective period in 2001 reflects the more rapid increase in our research and development and the overall decline in revenue. We anticipate that research and development expenses will continue to increase in absolute dollars in future periods as we continue to expand and enhance our products in order to increase our market position.

     Selling, general and administrative. Selling, general and administrative expenses remained constant at $4.6 million for the three months ended March 31, 2002 and 2001. General and administrative costs decreased during the three months ended March 31, 2002 as compared to the same period 2001 due to reductions in personnel. However, this decrease was offset by expansion of our sales and marketing infrastructure, both domestically and internationally, which included significant personnel-related expenses, promotional and travel costs. Selling, general and administrative expenses were 52% of our total revenue for the three-month period ended March 31, 2002 and 25% for the same period in 2001. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as we expand our sales and marketing staff both internationally and domestically.

     Acquisition of in-process research and development and amortization and impairment of intangible assets. On March 13, 2002, we acquired Infogation Corporation in a purchase transaction valued at approximately $8.5 million, subject to change based upon escrow and earn-out provisions as well as financial accounting adjustments. Total consideration included the issuance of approximately 1.2 million shares of our common stock and the payment of approximately $3.9 million in cash. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $1.7 million to acquired in-process research and development, $6.5 million to goodwill and $300,000 to working capital and tangible assets. The amount allocated to in-process research and development was recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. The purchase accounting for this acquisition is preliminary, and further refinements, including deferred tax adjustments for the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study. These refinements include adjustments to acquired in-process research and development and could be material to our financial statements.

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

     The purchase price for the acquisition of Mainbrace was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $16.9 million to goodwill and other intangible assets and $1.0 million to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets will be amortized over their estimated future lives, two to seven years. In connection with this acquisition, we recorded $421,000 in amortization of other intangible assets during the three months ended March 31, 2002 compared to $1.4 million in amortization of goodwill and other intangible assets for the same period in 2001.

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. We are currently evaluating the impact of SFAS No. 142, and will complete the evaluation of our reporting units prior to June 30, 2002. Upon completion of this evaluation, we may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002. We continually evaluate revenue, costs and other factors as they relate to our long-lived assets, principally goodwill, from our acquisitions. The impact of current market conditions, operational results, and other factors may, in the future, erode the value of these assets and could result in an impairment charge.

     Restructuring Charge. Due to continued deterioration in the U.S. and international business climate, further decreases in the service levels that we provide to Microsoft, as well as a decline in revenue from our OEM professional services, on January 8, 2002 we announced a 20% reduction of workforce as well as closure of our professional engineering services facility in Eden Prairie, Minnesota. In connection with these actions, we recorded a restructuring charge in the first quarter of 2002 of $2.2 million, relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs as well as payments for excess facilities under noncancelable leases. We paid approximately $1.1 million for severance and other benefit costs associated with the reduction of workforce; we recorded a charge of approximately $947,000 for excess facilities primarily relating to noncancelable leases; and property and equipment that were disposed of or removed from operations resulted in a charge of approximately $160,000. This property and equipment consisted primarily of leasehold improvements, computer equipment and related software, engineering and other equipment, and furniture and fixtures.

     Amortization of deferred stock option compensation. We recorded amortization of deferred stock option compensation of $37,000 for the three months ended March 31, 2002 and $69,000 for the same period in 2001. These charges resulted from stock option grants at prices below the deemed fair market value of our common stock when we were a private company. Deferred stock option compensation is amortized over the vesting periods of the options.

Other Income (Expense), Net

     Investment income, net consists primarily of earnings on our cash and cash equivalents, offset by adjustments made to the carrying value of cost-based investments and interest expense associated with debt obligations. Investment income, net was $565,000 for the three months ended March 31, 2002 and $564,000 for the same period in 2001. Although investment income remained relatively constant over the prior year period, income earned on our short-term investments was lower during 2002 due to lower average cash, cash equivalent and short-term investment balances in 2002, as well as reduced yield rate on our investment portfolio. Additionally, we made a $314,000 reduction in the carrying value of cost-based investments during the three months ended March 31, 2001.

Provision for Income Taxes

     Our provision for federal, state and international income taxes was a benefit of $29,000 for the three months ended March 31, 2002, compared to a provision of $631,000 for the same period in 2001, yielding an effective rate of 0.3% in 2002 and 43% in 2001. The benefit for 2002 is related to the recent change in tax law which allows us to carry back the net operating losses generated in the current period back five years in order to recapture taxes paid in prior periods. We have recorded a valuation allowance against the majority of net operating losses generated in the three months ended March 31, 2002 based on a preliminary estimate of annualized net operating losses generated for the full year ended December 31, 2002. Additionally, we have reviewed our net deferred tax assets and have recorded an additional valuation allowance based on our projections of recoverability.

     In general, our effective rate is positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but is negatively impacted by the non-deductibility of amortization of intangible assets and unbenefited losses from our international operations.

Pro Forma Cash Basis Net Income

     Pro forma cash basis net income, which excludes the effect of non-cash expenses, is as follows:

	Three Months
(in thousands, except per share amounts)	Ended March 31,

	2002	2001

	(unaudited)
Net (loss) income	$(9,235)	$830
Amortization of intangible assets, net of tax effect	421	1,355
Acquired in-process research and development	1,698	—
Restructuring charge	2,205	—
Amortization of deferred stock option compensation	37	69

Cash basis net (loss) income	$(4,874)	$2,254

Diluted (loss) earnings per share	$(0.14)	$0.06

Weighted average shares outstanding to compute diluted cash basis (loss) earnings per share	35,391	35,368

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles and therefore may not be comparable to similarly titled measures reported by other companies.

Operational Outlook and Recent Developments

     Given the continued challenging business climate in the United States and internationally, as well as the decline in revenue from Microsoft, we have set a revenue target in the range of $6.5 million to $7.5 million for the second quarter of 2002, with an expected loss in the range of $(0.20) to $(0.25) per share. For the full year of 2002, we believe that revenue will be between $30 million to $40 million. Additionally, we have made a strategic decision to increase our investment in research and development, focusing on three major markets: handheld, home and automotive. We will utilize our engineers for product development that will enhance our offerings and improve our competitive position, and will concentrate on foreign markets with the strongest growth potential.

     In May 2002, we purchased a customer database for $75,000 in cash from a competitor that was exiting the Microsoft embedded windows distribution business. Any revenue generated from this database is dependent upon our ability to successfully market and sell our products and services to these customers.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations and capital expenditures primarily through cash from operations. As of March 31, 2002, we had $58.2 million of cash, cash equivalents and short-term investments. This represents a decrease of $11.5 million from December 31, 2001. We invest in highly liquid investment-grade marketable securities. Our working capital at March 31, 2002 was $61.2 million compared to $71.8 million at December 31, 2001.

     During the three months ended March 31, 2002, our operating activities resulted in net cash use of $7.5 million as compared to cash provided from operations of $5.2 million for the same period in 2001. For the quarter ended March 31, 2002, cash used in operations was due to the loss generated from operations, offset by depreciation and amortization and increases in accrued expenses relating to the restructuring charge. For the quarter ended March 31, 2001, cash provided by operating activities resulted primarily from income from operations (excluding depreciation and amortization of intangible assets) and increases in deferred revenue, accounts payable and accrued liabilities, partially offset by increases in accounts receivable.

     Investing activities generated $813,000 of cash for the three months ended March 31, 2002, compared to a use of $15.4 million of cash for the three months ended March 31, 2001. Investing activities in 2002 included $5.1 million maturity of short-term investments, $382,000 of cash used for capital equipment purchases, and $3.9 million of net cash used in the acquisition of Infogation Corporation. Investing activities in 2001 included $12.7 million net cash used for the purchase of short-term investments, $1.0 million use of cash for the purchase of a strategic investment and $1.7 million of capital equipment purchases related to the expansion of our facilities in Silicon Valley, California and Bellevue, Washington.

     Financing activities generated $372,000 during the quarter ended March 31, 2002, due to proceeds from the exercise of stock options under our stock option plans. Financing activities used $24,000 for the three months ended March 31, 2001, due primarily to $47,000 in proceeds from the issuance of shares under our stock option plans, offset by payments on long-term obligations.

     We have a working capital revolving line of credit with Comerica Bank (formerly Imperial Bank) that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank’s prime rate, which was 4.75% at April 29, 2002. The facility expires and is expected to be renewed in September 2002. The agreement under which the line of credit was established contains certain covenants, including a provision requiring us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2002, and at that time there were no borrowings outstanding under this credit facility.

     As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 150,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease, which expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota, San Diego, California, Tokyo, Japan, and Munich, Germany. The annual cost of these leases is an aggregate of approximately $7.3 million, subject to annual adjustments. Although we have no other material commitments, we anticipate a continuation of capital expenditures and lease commitments consistent with growth in our operations, infrastructure and personnel.

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

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations is based upon the our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including revenue, cost of revenue, and allowance for doubtful accounts, long-lived assets, and investments in unconsolidated affiliates, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

     Our revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” Service revenue is derived from software porting and development contracts. Product revenue consists of licensing fees from software application products and operating system and software development tool products. Our customers consist of software companies, original equipment manufacturers, distributors and end users.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that we are in compliance with the provisions of SAB 101.

     Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

• Time and Material Consulting Contracts. We recognize revenue as services are rendered.

• Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the ratio of the cost incurred to date to the estimated total cost for the contract. This method is used because we consider expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

• Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

• Customer Training. Service revenue from training is recognized when the services are provided.

     Product revenue consists of licensing fees from software development tool products and operating system licenses and royalty fees from embedded system run-time licenses. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. We recognize license royalty income as the reseller reports when it ships its product to distributors.

     Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue as well as amounts deferred for software sales for undelivered software elements.

     We must make estimates of the collectability accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates.

     We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS ) No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for business combinations. On March 13, 2002, we acquired Infogation Corporation in a purchase transaction valued at approximately $8.5 million. The purchase price of this transaction is subject to change based upon escrow, earn out and financial accounting adjustments. Total consideration included the issuance of approximately 1.2 million shares of our common stock and approximately $3.9 million in cash. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition, which required the use of judgment and estimates. The allocation of purchase price for this acquisition is preliminary, and further refinements, including deferred tax adjustments for the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS ) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. Upon adoption, we are required to complete a transitional impairment test related to goodwill and other indefinite-lived intangible assets. We continue to evaluate the impact of SFAS No. 142, and will complete the evaluation of our reporting units prior to June 30, 2002. Upon completion of this evaluation, we may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance against the majority of net operating losses generated in the three months ended March 31, 2002 based on a preliminary estimate of annualized net operating losses generated for the full year ended December 31, 2002. Additionally, we have reviewed our net deferred tax assets and have recorded an additional valuation allowance based on our projections of recoverability. Various factors may cause these assumptions to change.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into earnings, but instead will be reviewed for impairment at least annually. We have adopted SFAS No. 142 effective January 1, 2002. Our management is currently reviewing the operations of acquired companies and anticipates that an impairment loss is possible on certain operations. As of March 31, 2002, we had goodwill and other intangible assets, net of accumulated amortization, of $23.5 million and $233,000, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142.

     In April 2002, the FASB issued SFAS No. 145, which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases.” We are currently evaluating the impact of these changes but do not expect the pronouncement to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

A substantial portion of our revenue, including 25% of our total revenue for the quarter ended March 31, 2002, is generated from our relationship with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the years ended December 31, 1999, 2000 and 2001, and for the quarter ended March 31, 2002, approximately 85%, 58%, 40% and 25% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2002, includes a number of project-specific work plans. On July 16, 2001, we announced that we had negotiated in principle a renewal of the master agreement with Microsoft. As a result of the concluded negotiations, effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of

2001, an additional 24% for the fourth quarter of 2001 and an additional 31% for the first quarter of 2002; all compared to the second quarter 2001 assignment of 102 engineers

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. As of April 30, 2002, we had dedicated 37 of our 273 engineers to these projects. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore substantially reduce our revenue. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

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

Erosion of the financial condition of our customers could adversely affect our business.

     Our business could be adversely affected in the event that the financial condition of our customers erodes. As the global information technology market weakens, the likelihood of the erosion of the financial condition of these customers increases, which could adversely affect the demand for our products and services. While we believe that our allowance for doubtful accounts is adequate, these allowances may not cover actual losses, which could adversely affect our business.

We cannot assure you that our revenue growth rate will not continue to decline or that we will be able to return to profitability.

     The rate of growth of our revenue over the prior year was 60% from 1998 to 1999, 53% from 1999 to 2000, and a decline of 3% from 2000 to 2001. We anticipate that the rate of growth of our revenue over prior periods may continue to decline, especially in light of the anticipated reductions in revenue from Microsoft resulting from the recent renegotiation of our master agreement. In addition, the slowdown in the U.S. economy generally and recent terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to develop our technology and expand our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We have recently initiated a number of cost-cutting measures in an effort to reduce our expenses. We cannot provide assurance, however, that these measures will be successful. If we fail to increase our revenue to keep pace with our expenses, we may continue to experience losses.

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

     In late 1998 we opened offices in Munich, Germany and Tokyo, Japan. For the three months ended March 31, 2002, our international offices generated approximately 13% of our total revenue. Our international operations expose us to a number of risks, including the following:

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

     During the three month ended March 31, 2002, we acquired the business operations of Infogation Corporation; during the year ended December 31, 2001, we acquired the business operations of a managed device service company, and during the year ended December 31, 2000 we acquired BlueWater Systems, Inc. and Mainbrace Corporation, among others. We may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

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

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the quarter ended March 31, 2002 was not material.

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

     We review our long-lived assets, including goodwill, for impairment annually and whenever events or changes in circumstances otherwise indicate that the carrying amount of an asset may not be recoverable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In summer and early fall of 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors, and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The complaints against us have been consolidated into a single action, and an amended complaint was filed on April 19, 2002. The litigation is being coordinated with over 300 nearly-identical actions filed against other companies. It is not yet clear when we will be required to respond to the amended complaint. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds.

     On March 13, 2002, we issued 1,297,616 shares of our common stock in connection with the acquisition of Infogation Corporation. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 30, 2002, the following items were voted on at the Annual Meeting of Shareholders:

Proposal 1: Election of Directors. One Class II director is to be elected at the Annual Meeting for a three-year term ending in 2005. The Board has nominated Jeffrey T. Chambers for election as a Class II director. The nominee was elected as director to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Jeffrey T. Chambers	30,984,252	153,870

Proposal 2: Ratify and approve an amendment to the employee stock purchase plan to increase the number of shares reserved for issuance from 1,500,000 to 2,500,000. This proposal was approved by the vote set forth below:

For	Against	Abstain

30,083,093	1,036,132	18,897

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

11.1 Statement re: computation of net income per share

(b)	Reports on Form 8-K

On March 19, 2002, we filed a Form 8-K announcing that we had entered into a definitive agreement to acquire Infogation Corporation pursuant to a merger agreement dated March 10, 2002.

On April 12, 2002, we filed a Form 8-K announcing the appointment of James R. Ladd as Senior Vice President of Finance & Operations and Chief Financial Officer.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 9, 2002	/s/ James R. Ladd

James R. Ladd Senior Vice President of Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

11.1	Statement re: computation of net income per share.