Form 10-Q
period 2002-06-30
BSQUARE CORP /WA
filed 2002-08-14
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     As of August 1, 2002, there were 36,886,414 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits and Reports on Form 8-K	34

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,894	$30,303
Short-term investments	27,628	39,408
Accounts receivable, net	7,986	8,833
Income tax receivable	2,455	1,469
Deferred income tax asset	—	5,792
Prepaid expenses and other current assets	3,551	2,840

Total current assets	67,514	88,645

Furniture, equipment and leasehold improvements, net	6,948	6,509
Investments	1,874	2,319
Intangible assets, net	22,581	17,569
Deposits and other assets	882	624

Total assets	$99,799	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,683	$435
Accrued compensation	3,374	3,570
Accrued restructuring costs	4,390	4,534
Accrued expenses	4,161	4,291
Deferred income taxes	—	1,071
Deferred revenue	2,111	2,944

Total current liabilities	15,719	16,845

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 50,000,000 shares; 36,718,377 shares issued and outstanding as of June 30, 2002; and 34,875,585 shares issued and outstanding as of December 31, 2001	117,266	111,459
Deferred stock compensation	(229)	(121)
Cumulative foreign currency translation adjustment	(361)	(513)
Accumulated other comprehensive loss, net of tax	—	(1,367)
Accumulated deficit	(32,596)	(10,637)

Total shareholders’ equity	84,080	98,821

Total liabilities and shareholders’ equity	$99,799	$115,666

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(unaudited)
Revenue:
Service	$5,141	$15,901	$11,148	$32,434
Product	4,379	2,318	7,068	4,413

Total revenue	9,520	18,219	18,216	36,847

Cost of revenue:
Service	4,551	8,417	8,935	16,631
Product	3,169	415	4,220	816

Total cost of revenue	7,720	8,832	13,155	17,447

Gross profit	1,800	9,387	5,061	19,400
Operating expenses:
Research and development	5,012	2,696	9,154	5,741
Selling, general and administrative	5,309	5,434	9,866	10,081
Acquired in-process research and development	—	—	1,698	—
Amortization of intangible assets	688	1,415	1,109	2,770
Restructuring charge	—	—	2,205	—
Stock compensation	23	48	60	117

Total operating expenses	11,032	9,593	24,092	18,709

Income (loss) from operations	(9,232)	(206)	(19,031)	691
Other income (expense), net:
Investment income, net	400	798	935	1,362
Other income (expense), net	(1,759)	—	(1,759)	—

Income (loss) before income taxes	(10,591)	592	(19,855)	2,053
Provision for income taxes	2,153	131	2,124	762

Net income (loss)	$(12,744)	$461	$(21,979)	$1,291

Basic earnings (loss) per share	$(0.35)	$0.01	$(0.61)	$0.04

Weighted average shares outstanding used to compute basic earnings (loss) per share	36,572	34,190	35,972	34,097

Diluted earnings (loss) per share	$(0.35)	$0.01	$(0.61)	$0.04

Weighted average shares outstanding used to compute diluted earnings (loss) per share	36,572	35,615	35,972	35,523

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(21,979)	$1,291
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,598	4,214
Deferred income taxes	(1,363)	(701)
Amortization of deferred stock option compensation	60	117
Write down of cost basis investments	1,810	—
Acquired in-process research and development	1,698	—
Restructuring charge	2,205	—
Other	—	308
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	979	1,052
Prepaid expenses and other current assets	(585)	(56)
Deposits and other assets	(26)	191
Accounts payable and accrued expenses	3,763	331
Deferred revenue	(987)	(199)

Net cash provided by (used in) operating activities	(11,827)	6,548

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(1,641)	(3,472)
Maturity (purchase) of short-term investments, net	11,780	(14,499)
Purchase of Infogation Corporation, net of cash acquired	(3,893)	—
Acquisition of a business	—	(2,183)

Net cash provided by (used in) investing activities	6,246	(20,154)

Cash flows from financing activities:
Payments on long-term obligations	—	(350)
Proceeds from exercise of stock options and warrants	1,059	1,244

Net cash provided by (used in) financing activities	1,059	894

Effect of exchange rate changes on cash	113	(537)

Net decrease in cash and cash equivalents	(4,409)	(13,249)
Cash and cash equivalents, beginning of period	30,303	39,566

Cash and cash equivalents, end of period	$25,894	$26,317

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1.   Basis of Presentation.

     The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2002 and its operating results and cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements and the notes should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001 (File No. 000-27687) filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

     Due to further deterioration in the U.S and international business climate, continued decline in the service levels that the Company provides to Microsoft, as well as a decline in the demand for OEM professional services, on January 8, 2002 BSQUARE announced a 20% reduction of workforce as well as the closure of its professional engineering services facility in Eden Prairie, Minnesota. In connection with this reduction in force, the Company recorded a restructuring charge of $2.2 million during the first quarter of 2002, which included approximately $1.1 million for severance and other benefits paid by the Company, approximately $947,000 for excess facilities primarily relating to noncancelable leases, and approximately $160,000 of property and equipment that were disposed of or removed from operations.

     A summary of the restructuring costs and other restructuring charges is outlined as follows:

	Restructuring	First Quarter	Non-Cash		Restructuring
	Liability at	Restructuring	Charges and	Cash	Liability at June
(in thousands)	December 31, 2001	Charge	Adjustments	Payments	30, 2002

Consolidation of excess facilities	$4,524	$1,067	$401	$(1,612)	$4,380
Workforce reduction and other costs	10	1,138	—	(1,138)	10

Total	$4,534	$2,205	$401	$(2,750)	$4,390

     Included in the charge recorded during the first quarter of 2002 was $401,000 due to the re-valuation of assumptions from the third quarter of 2001 related to subleasing of excess facilities. The net lease expense due to the excess capacity of the Company’s facilities will be paid over the respective lease terms through fiscal 2006. The Company continues to market its excess space for sublease.

     On July 17, 2002 the Company announced a planned 30% reduction of workforce to further reduce expenses. These reductions will result in the curtailment of certain research and development initiatives and reductions in each of its sales, general and administrative departments. The Company expects these actions will result in an overall reduction in company-wide headcount by 120 people by October 31, 2002 and will require impairment analysis of certain company assets. A restructuring charge related to these actions will be taken in the third quarter of 2002.

3.   Acquisitions.

     On March 13, 2002, the Company acquired Infogation Corporation in a purchase transaction valued at approximately $8.7 million. Infogation Corporation, located in San Diego, California, is dedicated to the development of on-board and handheld vehicle navigation systems. Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the market price on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options has been included in the purchase price and recorded as deferred stock compensation. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to the terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The cash held in escrow is included in cash and cash equivalents at June 30, 2002.

     A summary of the purchase price paid in connection with the acquisition is as follows:

(in thousands)
Cash	$2,700
Stock	4,146
Deferred stock compensation	413
Direct acquisition costs	971
Other acquisition costs	429

Total	$8,659

     The initial purchase price was allocated as follows:

(in thousands)
Working capital acquired	$(358)
Equipment	557
Goodwill	4,152
Developed technology	2,610
In-process research and development	1,698

Total	$8,659

     The excess of consideration paid over the fair value of the net assets acquired has been recorded as goodwill and other intangible assets. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development has been recorded as a charge to expense in the first quarter of 2002 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. The allocation of purchase price for this acquisition is preliminary, and further refinements, including deferred tax adjustments related to the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study. These refinements could include adjustments to acquired in-process research and development and could be material to our financial statements.

     The results of operations of Infogation have been included in the Company’s consolidated results beginning March 14, 2002. The following table presents unaudited pro forma results of operations as if the acquisition of Infogation had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenue	$9,520	$18,621	$18,666	$38,347

Net (loss) income	(12,744)	(481)	(22,174)	(114)

Net (loss) income per diluted share	$(0.35)	$(0.01)	$(0.62)	$0.00

     During 2001, the Company acquired the business operations of a managed device service company. This acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the acquired assets.

     In connection with a potential acquisition the Company advanced $1.8 million to the target company as a working capital loan. This amount is included in other current assets in the accompanying consolidated balance sheet. The Company terminated negotiations for the acquisition in 2002 and has asked for repayment of the loan, which was guaranteed by an investor in the target company. The Company expects repayment of the loan, but the portion of the loan that will ultimately be recovered is not determinable with certainty at this time. Accordingly, at June 30, 2002, no reserve has been recorded in the accompanying consolidated financial statements.

     Additionally, the Company has made several strategic investments in publicly traded and privately held companies totaling $4.9 million, which are reflected in “Investments” in the accompanying balance sheets. These investments are accounted for under the cost method as the Company’s ownership is less than 20% and it does not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the investment is marked to market. The Company’s policy is to regularly review the operating performance in assessing the carrying value of the investment. In the three months ended June 30, 2002, the Company recorded a charge of $1.8 million to reflect the permanent impairment of two of these cost-based investments. At June 30, 2002, the carrying value of these investments was $1.9 million. In addition, the Company has certain rights to acquire an aggregate of approximately 791,000 additional shares of these entities under certain conditions for additional consideration.

4.   Goodwill and Other Intangible Assets – Adoption of Statement of Financial Accounting Standards SFAS No. 142.

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

     The following table provides a reconciliation of the reported net loss available to common shareholders to an adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle and basic and diluted earnings per share assuming that SFAS No. 142 had been applied as of January 1, 2001:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Reported net (loss) income	$(12,744)	$461	$(21,979)	$1,291
Add back amortization, net of tax:	—	709	—	1,359

Adjusted net (loss) income	$(12,744)	$1,170	$(21,979)	$2,650

Basic earnings per share:
Reported net (loss) income	$(0.35)	$0.01	$(0.61)	$0.04
Add back amortization, net of tax:	—	0.02	—	0.04

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Adjusted net (loss) income	$(0.35)	$0.03	$(0.61)	$0.08

     Amortizable intangible assets at June 30, 2002 consisted of compensatory agreements, which are fully amortized during the quarter ending June 30, 2002, and developed technology of $2.8 million net of accumulated amortization of $1.4 million, which is being amortized on a straight-line basis over three years and will be fully amortized in the first quarter of 2005. In accordance with the adoption of SFAS No. 142, the Company re-assessed the useful lives of the compensatory agreements and developed technology and determined that they continue to be appropriate. Pre-tax amortization expense associated with these compensatory agreements and developed technology for the six months ended June 30, 2002 and 2001 totaled $1.1 million and $785,000, respectively.

     The Company has completed step one of the transitional goodwill impairment test prescribed under SFAS No. 142 and has found instances of impairment of its reported goodwill. Accordingly, the Company has proceeded with step two of the goodwill impairment test and anticipates the conclusion of the second step during third quarter 2002. Upon completion of this evaluation and any subsequent calculations to determine the amount of impairment, if any, the Company may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002.

5.   Comprehensive Income.

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for BSQUARE results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. In the three-month period ended June 30, 2002, the Company reduced the carrying value of cost-based investments by $1.8 million based on indicators of permanent impairment. Of this amount, an unrealized loss of $1.3 million had been previously reported as an element of other comprehensive income.

     Components of comprehensive (loss) income consist of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands)	2002	2001	2002	2001

Net (loss) income	$(12,744)	$461	$(21,979)	$1,291
Foreign currency translation adjustment	202	24	152	(301)
Unrealized (loss) gain on investment	1,090	63	1,367	(645)

Comprehensive (loss)	$(11,452)	$548	$(20,460)	$345

6.   Income Taxes.

     The Company recorded a provision for federal, state and international income taxes of $2.2 million for the six months ended June 30, 2002. In the six months ended June 30, 2002, the Company recorded an additional valuation allowance up to $8.7 million against all deferred tax assets due to uncertainty as to the recoverability of these assets.

     In general, prior to 2002, the effective tax rate was positively impacted by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in short-term investments, but is negatively impacted by the non-deductibility of amortization of intangible assets and foreign losses from international operations.

7.   Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible

Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases.” The Company has evaluated the impact of these changes and do not expect the pronouncement to have a material impact on our consolidated financial position, results of operations, or cash flows.

8.   COMPUTATION OF EARNINGS (LOSS) PER SHARE

     The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three- and six- month periods ended June 30, 2002 and 2001:

	(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net (loss) income (numerator diluted)	$(12,744)	$461	$(21,979)	$1,291

Shares (denominator basic):
Weighted average common shares outstanding	36,572	34,190	35,972	34,097

Basic (loss) earnings per share	$(0.35)	$0.01	$(0.61)	$0.04

Shares (denominator diluted):
Weighted average common shares outstanding	36,572	34,190	35,972	34,097
Common stock equivalents (1)	—	1,425	—	1,426

Weighted average common shares and equivalents outstanding	36,572	35,615	35,972	35,523

Diluted (loss) earnings per share	$(0.35)	$0.01	$(0.61)	$0.04

(1)	As the Company incurred a net loss attributable to common shareholders for certain of the periods presented above, the effect of common stock equivalents is excluded in those periods, as their effects are anti-dilutive.

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

     We enable the rapid and low-cost deployment of smart devices by providing a variety of software products and services for the development, integration and deployment of Windows-based operating systems with industry-specific applications. We also develop software applications that are licensed to OEMs to provide smart devices with additional functionality. Our products and services are marketed and supported on a worldwide basis through a direct sales force augmented by distributors.

     To date, we have derived a significant portion of our revenue from the provision of services to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses and the distribution of third-party product licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract support services upon the purchase of our software products. We sell our software products through our direct sales force and through indirect channels, such as resellers. In addition, we receive royalty payments from original equipment manufacturers in connection with the bundling of our software on their smart devices and from the license to them of software products contained in our intelligent computing device integration tool kits.

Acquisitions

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

     Additionally during 2000, we acquired three smaller companies. We acquired Embedded Technologies, Inc., ToolCraft KK and Sageport, Inc. for aggregate total cash and stock consideration of approximately $5.0 million. During 2001, we acquired the business operations of a managed device service company. Each of these acquisitions was accounted for using the purchase method of accounting, and the purchase prices were allocated to the fair value of the acquired assets. The financial data presented in the consolidated financial statements include the operating results of each business from the respective date of acquisition.

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

Microsoft Master Development and License Agreement

     For the six months ended June 30, 2002 and 2001, approximately 22% and 42% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2003, includes a number of project-specific work plans. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001, an additional 31% for the first quarter of 2002, and an additional 5% for the second quarter of 2002 all compared to the second quarter 2001 assignment of 102 engineers. As of July 31, 2002, we had dedicated 29 of our 287 engineers to these projects.

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

RESULTS OF OPERATIONS

     The following table presents certain financial data as a percentage of total revenue for the three- and six- month periods ended June 30, 2002 and 2001. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue:
Service	54%	87%	61%	88%
Product	46	13	39	12

Total revenue	100	100	100	100

Cost of revenue:
Service	48	46	49	45
Product	33	2	23	2

Total cost of revenue	81	48	72	47

Gross margin	19	52	28	53

Operating expenses:
Research and development	53	15	50	16
Selling, general and administrative	56	30	54	27
Amortization and impairment of intangible assets	7	8	6	8
Acquired in-process research and development	—	—	9	—
Restructuring charge	—	—	12	—
Stock compensation	—	—	1	—

Total operating expenses	116	53	132	51

(Loss) income from operations	(97)	(1)	(104)	2

Other income (expense), net:
Investment income, net	4	4	5	4
Other income (expense), net	(18)	—	(10)	—

(Loss) income before income taxes	(111)	3	(109)	6
Provision for income taxes	23	—	12	2

Net (loss) income	(134)%	3%	(121)%	4%

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of software licensing fees and royalties from software development tool products and debugging tools and applications, as well as fees received from distribution of third-party software products. Total revenue for the quarter ended June 30, 2002 decreased 48% to $9.5 million from $18.2 million for the same period in 2001. Total revenue for the six-month period ended June 30, 2002 decreased 51% to $18.2 million from $36.8 million for the same period in 2001. The decreases in total revenue in 2002 as compared to 2001 were due to reductions in the level of service provided to Microsoft as well as the decreased number and scope of services provided to OEM and silicon vendors. The decrease in demand for OEM and silicon vendor services was due in part to the overall decline in the U.S. and international economy.

     Microsoft accounted for 19% and 38% of total revenue for the quarters ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, Microsoft accounted for 22% and 42% of revenue, respectively. The decrease in the percentage of revenue derived from Microsoft in 2002 over 2001 was a result of the negotiated terms agreed upon for the renewal of our master agreement with Microsoft in 2001. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a scheduled reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001, an additional 31% for the first quarter of 2002 and an additional 5% for the second quarter of 2002 all compared to the second quarter 2001 assignment of 102 engineers. We anticipate that the assignment of engineers to Microsoft will remain at the levels established for the second quarter 2002, although given the nature of our master services agreement it is unclear how many engineers will be deployed on Microsoft projects in future quarters, and that the percentage of revenue derived from Microsoft will continue to decline.

     Revenue derived from outside of the United States totaled $1.6 million and $7.0 million for the three months ended June 30, 2002 and 2001, respectively, and totaled $4.0 million and $12.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in international revenue in 2002 over 2001 was due to a decrease in the number and size of software service projects with international porting partners. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

     Service revenue. For the three months ended June 30, 2002, service revenue decreased 68% to $5.1 million from $15.9 million for the same period in 2001. Service revenue was $11.1 million for the six months ended June 30, 2002 compared to $32.4 million for the same period in 2001, a 66% decrease. The decrease in service revenue for 2002 over 2001 was due to negotiated reductions in Microsoft projects, as well as to an overall decline in the U.S. and international business climate. As a percentage of total revenue, service revenue decreased in 2002 from 2001 due to a reduction in services provided to Microsoft for the period compared to an increase in product sales.

     Product revenue. Product revenue increased 89% to $4.4 million for the three months ended June 30, 2002 from $2.3 million for the same period in 2001. For the six-month period ended June 30, 2002, product revenue was $7.1 million compared to $4.4 million for the same period in 2001, a 60% increase. In May 2002, we purchased a customer database for $75,000 cash from a competitor that was exiting the Microsoft embedded windows distribution business. The increase in our product sales, which represented 74% of total product revenue for the three months ended June 30, 2002 compared to 13% of total product revenue for the same period in 2001, was primarily due to the increase in distribution of Microsoft licenses to former customers of that competitor.

     As a percentage of total revenue, product revenue increased to 46% of revenue for the quarter ended June 30, 2002 compared to 13% for the same period in 2001. For the six months ended June 30, 2002, product revenue as a percentage of total revenue increased to 39% compared to 12% for the same period in 2001. This increase was due to the increased distribution of Microsoft licenses coupled with the decline in service revenue.

     We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in the customer’s product. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development and the integration of products from acquired companies. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

     Deferred Revenue. Deferred revenue results primarily from customer prepayments for software consulting projects, which are recognized as the services are performed, and from software maintenance contracts, which are recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time agreements, which is recorded when the target licenses are delivered.

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue decreased 46% from $8.4 million for the three months ended June 30, 2001 to $4.6 million for the three months ended June 30, 2002. For the six-month period ended June 30, 2002, cost of service revenue was $8.9 million compared to $16.6 million for the same period in 2001, a 46% decrease. This decrease resulted from the reduction in the number of employees supporting our professional service customers. At June 30, 2002 and 2001, we had approximately 167 and 316 employees, respectively, engaged in software engineering consulting services. Cost of service revenue as a percentage of related service revenue was 89% for the three months ended June 30, 2002 and 53% for the three months ended June 30, 2001. For the six-month periods ended June 30, 2002 and 2001, cost of service revenue as a percentage of related service revenue was 80% and 51%, respectively. In general, the year over year increases in cost of service revenue as a percentage of related service revenue in 2002 over 2001 reflect decreased service revenue, higher payroll costs per employee, excess capacity in our engineering services teams and an increase in allocated fixed overhead due to the contraction of our staff and facilities in Silicon Valley, California; San Diego, California; Eden Prairie, Minnesota; and Bellevue, Washington.

     Due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft, on January 8, 2002, we completed a reduction in workforce of approximately 20%, including the closure of our twenty-five-person professional service engineering facility in Eden Prairie, Minnesota. A restructuring charge of $2.2 million was recorded in the first quarter of 2002 relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs, and fixed asset impairment, as well as to payments for excess facilities under noncancelable leases. Cost of service revenue may increase in future periods due to competition in employee recruiting and retention pressures and continued excess capacity in our professional service organization. Of the total workforce reduction, approximately 90% were software engineers.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software and costs associated with product media, product duplication and manuals. Cost of product revenue increased 664% to $3.2 million for the three months ended June 30, 2002 from $415,000 for the three months ended June 30, 2001. For the six-month period ended June 30, 2002, cost of product revenue increased 417% to $4.2 million compared to $816,000 for the six-month period ended June 30, 2001. As a percentage of product revenue, cost of product revenue was 72% for the three months ended June 30, 2002 and 18% for the same period in 2001. For the six-month period ended June 30, 2002, cost of product revenue as a percentage of product revenue was 60% compared to 18% for the same period in 2001. The increase in cost of product revenue as a percentage of related product revenue relates to an increase in sales of lower margin Microsoft licenses in the second quarter of 2002.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 86% to $5.0 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. This increase was due to a net increase in the number of software developers and quality assurance personnel hired directly, or through acquisitions, to expand our product offerings and to support development and testing activities. At June 30, 2002 we had approximately 120 software engineers engaged in research and development engineering, located in our offices throughout the United States and Japan, compared to 91 software engineers at June 30, 2001. In addition, we utilize excess capacity in our professional engineering service organization to assist in research and development projects. Research and development expenses represented 53% and 15% of our total revenue for the three months ended June 30, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended June 30, 2002 over the respective period in 2001 reflects the increase in our research and development and the overall decline in revenue.

     For the six-month period ended June 30, 2002, research and development costs were $9.2 million compared to $5.7 million for the same period in 2001, a 59% increase. As a percentage of total revenue, research and development costs were 50% and 16% for the six months ended June 30, 2002 and 2001, respectively. We expect that research and development expenses will decrease in absolute dollars in future periods primarily as a result of planned curtailments of certain research and development initiatives and workforce reductions.

     Selling, general and administrative. Selling, general and administrative expenses decreased 2% to $5.3 million for the three months ended June 30, 2002 from $5.4 million for the same period in the prior year. General and administrative costs increased slightly during the three months ended June 30, 2002 as compared to the same period in 2001 due to an increase in legal costs as well as evaluation costs associated with a cancelled acquisition. However, this increase was offset by slightly lower sales and marketing costs both domestically and internationally. Selling, general and administrative expenses were 56% of our total revenue for the three-month period ended June 30, 2002 and 30% for the same period in 2001. For the six-month period ended June 30, 2002, selling, general and administrative expenses were 54% of our total revenue compared to 27% for the same period in 2001. We expect that selling, general and administrative expenses will decrease in absolute dollars in future periods primarily as a result of planned workforce reductions.

     Acquisition of in-process research and development and amortization and impairment of intangible assets. On March 13, 2002, we acquired Infogation Corporation in a purchase transaction valued at approximately $8.7 million, subject to change based upon escrow and earn-out provisions as well as financial accounting adjustments. Total consideration included the issuance of approximately 1.2 million shares of our common stock and the payment of approximately $3.9 million in cash. We also assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of our common stock. The fair value of these vested and unvested options has been included in the purchase price and recorded as deferred stock option compensation. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to the terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $1.7 million to acquired in-process research and development, $4.2 million to goodwill, $2.6 million to developed technology and $300,000 to working capital and tangible assets. The amount allocated to in-process research and development was recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. The purchase accounting for this acquisition is preliminary, and further refinements, including deferred tax adjustments for the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study. These refinements could include adjustments to acquired in-process research and development and could be material to our financial statements.

     On May 24, 2000, we acquired Mainbrace Corporation, an IP-licensing and enabling software firm delivering product solutions to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients and electronic book readers. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of Mainbrace’s operations are included in our condensed consolidated financial statements since the date of acquisition. During the three months ended September 30, 2000, we also acquired three smaller companies for total consideration of $5.0 million. These acquisitions were accounted for using the purchase method of accounting.

     The purchase price for the acquisition of Mainbrace was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $16.9 million to goodwill and other intangible assets and $1.0 million to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and has been recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Goodwill and other intangible assets will be amortized over their estimated future lives, two to seven years. In connection with this acquisition, we recorded $984,000 in amortization of other intangible assets during the six months ended June 30, 2002 compared to $2.2 million in amortization of goodwill and other intangible assets for the same period in 2001.

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. We have completed step one of the transitional goodwill impairment tests prescribed under SFAS No. 142 and have found instances of impairment of reported goodwill. Accordingly, we have proceeded with step two of the goodwill impairment test and anticipate the conclusion of the second step during third quarter 2002. Upon completion of this evaluation and any subsequent calculations to determine the amount of impairment, if any, we may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002.

     We continually evaluate revenue, costs and other factors as they relate to our long-lived assets, principally goodwill, from our acquisitions. The impact of current market conditions, operational results, and other factors may, in the future, erode the value of these assets and could result in an impairment charge.

     Restructuring Charge. Due to continued deterioration in the U.S and international business climate, further decreases in the service levels that we provide to Microsoft, and a decline in revenue derived from our OEM professional services, on January 8, 2002 we announced a 20% reduction of workforce as well as the closure of our professional engineering services facility in Eden Prairie, Minnesota. In connection with these actions, we recorded a restructuring charge in the first quarter of 2002 of $2.2 million relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs as well as to payments for excess facilities under noncancelable leases. We paid approximately $1.1 million for severance and other benefit costs associated with the reduction of workforce; we recorded a charge of approximately $947,000 for excess facilities primarily relating to noncancelable leases; and property and equipment that were disposed of or removed from operations resulted in a charge of approximately $160,000. This property and equipment consisted primarily of leasehold improvements, computer equipment and related software, engineering and other equipment, and furniture and fixtures.

     On July 17, 2002 we announced a planned 30% reduction of workforce to further reduce expenses by reducing certain research and development initiatives and reducing our sales, general and administrative departments. We expect these actions will result in an overall reduction in our company-wide headcount by 120 people by October 31, 2002 and will require impairment analysis of certain company assets. We will record a restructuring charge in the third quarter of 2002 related to these actions.

     Stock compensation. We recorded amortization of deferred stock option compensation of $23,000 for the three months ended June 30, 2002 and $48,000 for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, we recorded $60,000 and $117,000, respectively. These charges resulted primarily from stock option grants at prices below the deemed fair market value of our common stock when we were a private company and certain other charges related to modifications incident with employment arrangements. Deferred stock option compensation is amortized over the remaining vesting periods of the options.

Other Income (Expense), Net

     Investment Income. Investment income, net consists primarily of earnings on our cash, cash equivalents and short-term investments offset by adjustments made to the carrying value of cost-based investments and interest expense associated with debt obligations. Investment income, net was $400,000 for the three months ended June 30, 2002 and $798,000 for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001, investment income was $935,000 and $1.4 million, respectively. The decrease in investment income relates to lower average cash, cash equivalent and short-term investment balances as well as to a reduced yield rate on our investment portfolio in 2002 compared to 2001.

     Other Expense. In the three-month period ended June 30, 2002, we reduced the carrying value of cost-based investments by $1.8 million based on indicators of permanent impairment in value. Of this amount, an unrealized loss of $1.3 million had been previously reported as an element of other comprehensive income.

Provision for Income Taxes

     Our provision for federal, state and international income taxes was $2.2 million for the three months ended June 30, 2002, compared to a provision of $131,000 for the same period in 2001. For the six-month period ended June 30, 2002 the provision was $2.2 million compared to a provision of $762,000 for the same period in 2001. During the second quarter of 2002, we have recorded an additional valuation allowance up to $8.7 million against all deferred tax assets due to uncertainty as to the recoverability of these assets.

     In general, prior to 2002, our effective rate was positively affected by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in our short-term investment portfolio, but was negatively affected by the non-deductibility of amortization of intangible assets and foreign losses from our international operations.

Pro Forma Cash Basis Net Income (Loss)

     Pro forma cash basis net income, which excludes the effect of certain non-cash expenses, is as follows:

	Three Months		Six Months
(in thousands, except per share amounts)	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net (loss) income	$(12,744)	$461	$(21,979)	$1,291
Acquired in-process research and development	—	—	1,698	—
Amortization of intangible assets	688	1,415	1,109	2,770
Revaluation of investments	1,813	—	1,813	—
Restructuring charge	—	—	2,205
Amortization of deferred stock option compensation	23	48	60	117

Pro forma cash basis net (loss) income	$(10,220)	$1,924	$(15,094)	$4,178

Diluted (loss) earnings per share	$(0.28)	$0.05	$(0.42)	$0.12

Weighted average shares outstanding to compute diluted cash basis (loss) earnings per share	36,572	35,615	35,972	35,523

Net cash (used in) provided by operating activities	$(4,318)	$1,337	$(11,827)	$6,548

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles and therefore may not be comparable to similarly titled measures reported by other companies.

Recent Developments and Operational Outlook

     Due to continued deterioration in the U.S. and international business climate, further decreases in the service levels that we provide to Microsoft, and a decline in revenue derived from our OEM professional services, on July 17, 2002 we announced a planned 30% reduction of workforce to further reduce expenses. These reductions will result in the curtailment of certain research and development initiatives and reductions in each of our sales, general and administrative departments. We expect these actions will result in an overall reduction in company-wide headcount by 120 people by October 31, 2002 and will require impairment analysis of certain company assets. In connection with these actions, we will record a third quarter restructuring charge in the range of $5 to $6 million for severance and other costs associated with the headcount reduction as well as for the costs of excess facilities under non-cancelable leases.

     Research and development expenses for the quarter were $5.0 million, or 53% of total revenue. Prior to and during the second quarter, we invested heavily in a few initiatives for our long-term growth. While we believe it is vitally important to maintain our lead in technology products and services, we cannot continue to invest in new product areas at recent levels.

     As we look out over the next two quarters, our biggest challenge is clearly to reverse the trend in declining gross margin while continuing to grow our top line revenue by developing new products and services. At the same time, we will continue to focus on reducing operating expenses and maintaining the strength of our balance sheet.

     We expect that the factors that contributed to declining revenue throughout 2001 and the beginning of 2002 will continue to put pressure on sales in the near term. We have set a target range of $8.5 million to $10.0 million in revenue for the third quarter, with a cash-based loss of $(0.19) to $(0.24) per share.

     LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations and capital expenditures primarily through cash from operations. As of June 30, 2002, we had approximately $53.5 million of cash, cash equivalents and short-term investments. This represents a decrease of $16.2 million from December 31, 2001. Our working capital at June 30, 2002 was $51.8 million compared to $71.8 million at December 31, 2001.

     During the six months ended June 30, 2002, our operating activities resulted in net cash use of $11.8 million as compared to cash provided from operations of $6.5 million for the same period in 2001. For the six months ended June 30, 2002, cash was used in operations due to the loss generated from operations, offset by depreciation and amortization, the revaluation of cost-basis investments and increases in accrued expenses relating to the restructuring charge. For the six months ended June 30, 2001, cash was provided by operating activities primarily from income from operations (excluding depreciation and amortization of intangible assets), increases in accounts payable and accrued liabilities and a reduction in accounts receivables which was partially offset by a decrease in deferred revenue.

     Investing activities generated $6.2 million of cash for the six months ended June 30, 2002, compared to a use of $20.1 million of cash for the six months ended June 30, 2001. Investing activities in 2002 included $11.8 million provided by maturity of short-term investments, offset by $1.6 million used for capital equipment purchases, and $3.9 million used in the acquisition of Infogation Corporation. Investing activities in 2001 included $14.5 million used for the purchase of short-term investments, $2.2 million used for strategic investments, and $3.5 million used for capital equipment purchases related to the expansion of our facilities in Silicon Valley, California and Bellevue, Washington.

     Financing activities generated $1.1 million during the six months ended June 30, 2002, due the exercise of stock options under our stock option plans. Financing activities used $894,000 for the six months ended June 30, 2001, due primarily to $1.2 million in proceeds from the issuance of shares under our stock option plans, offset by payments on long-term obligations.

     We have a working capital revolving line of credit with Comerica Bank (formerly Imperial Bank) that is secured by our accounts receivable. This facility allows us to borrow up to the lesser of 80% of our eligible accounts receivable or $5.0 million and bears interest at the bank’s prime rate, which was 4.75% at July 31, 2002. The facility expires and is expected to be renewed in September 2002. The agreement under which the line of credit was established contains certain restrictive covenants, including a requirement to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2002, and at that time there were no borrowings outstanding under this credit facility.

     As of June 30, 2002, our principal commitments were obligations outstanding under operating leases. We lease approximately 150,000 square feet in a single facility located in Bellevue, Washington pursuant to a lease which expires in 2009. In September 2000, we signed a lease for approximately 20,000 square feet in Sunnyvale, California, which expires in December 2005. Additionally, we have lease commitments for office space in Eden Prairie, Minnesota, San Diego, California, Tokyo, Japan, Munich, Germany and Taipei, Taiwan. The annual cost of these leases is an aggregate of approximately $7.3 million, subject to annual adjustments. Although we have no other material commitments, we anticipate a continuation of capital expenditures to support new and continuing business initiatives.

     The rate of growth of our revenue was 60% from 1998 to 1999 and 53% from 1999 to 2000. Our revenue declined 3% from 2000 to 2001. We anticipate that our revenue may continue to decline, especially in light of reductions in revenue from Microsoft resulting from the renegotiation of our master agreement and the slowdown in the U.S. economy. We expect that our expenses will decrease in the foreseeable future as a result of our July 2002 announced reduction in headcount. However, there can be no assurances that these measures will be successful. If our revenues continue at their current levels or decline faster than we reduce our costs, we may continue to experience losses.

     We believe that our existing cash, cash equivalents and short-term investments and available bank borrowings will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe that we will be able to meet our anticipated cash needs after that time from those sources and cash generated from operations and do not currently anticipate the need to raise additional capital. If we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including revenue, cost of revenue, and allowance for doubtful accounts, long-lived assets, and investments in unconsolidated affiliates, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that we are in compliance with the provisions of SAB 101.

     We believe our revenue recognition policy is also in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.”

     Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

• Time and Material Consulting Contracts. We recognize revenue as services are rendered.

• Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the ratio of the cost incurred to date to the estimated total cost for the contract. This method is used because we consider expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

• Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

• Customer Training. Service revenue from training is recognized when the services are provided.

     Product revenue consists of licensing fees from software development tool products and operating system licenses, royalty fees from embedded system run-time licenses and the distribution of third-party products. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. We recognize license royalty income as the reseller reports when it ships its product to distributors.

     Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue as well as amounts deferred for software sales for undelivered software elements.

     We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if management made different judgments or utilized different estimates.

     We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider which could trigger an impairment review include significant underperformance relative to historical or projected future operating results or a significant change in the use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risks inherent in our current business model.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS ) No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for business combinations. On March 13, 2002, we acquired Infogation Corporation in a purchase transaction valued at approximately $8.7 million. The purchase price of this transaction is subject to change based upon escrow, earn out and financial accounting adjustments. Total consideration included the issuance of approximately 1.2 million shares of our common stock and approximately $3.9 million in cash. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to terms and conditions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition, which required the use of judgment and estimates. The allocation of purchase price for this acquisition is preliminary, and further refinements, including deferred tax adjustments for the difference between the book and tax basis balance sheets, are likely based upon the completion of a final valuation study.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS ) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under this statement, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment at least annually. Upon adoption, we are required to complete a transitional impairment test related to goodwill and other indefinite-lived intangible assets. We have completed step one of the transitional goodwill impairment tests prescribed under SFAS No. 142 and have found instances of impairment of our reported goodwill. Accordingly, we have proceeded with step two of the goodwill impairment test and anticipate the conclusion of the second step during third quarter 2002. Upon completion of this evaluation and any subsequent calculations to determine the amount of impairment, if any, we may record a cumulative effect of change in accounting principle in future periods, retroactive to January 1, 2002. As of June 30, 2002, we had goodwill and other intangible assets, net of accumulated amortization, of $22.6 million which would be subject to the transitional assessment provisions of SFAS No. 142.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

     As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $8.7 million against all deferred tax assets due to uncertainty as to the recoverability of these assets. Various factors may cause these assumptions to change.

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

     Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our quarterly operating results to fluctuate include:

•	adverse changes in our relationship with Microsoft, from which a significant portion of our revenue is generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems, such as the reduction in our billing rates and the number of our engineers assigned to Microsoft projects that resulted from the renewal of our contract with Microsoft in 2001;

•	the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

•	the failure of the smart device market to develop;

•	our inability to develop and market new and enhanced products and services on a timely basis;

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, including Microsoft projects, are delayed, curtailed or discontinued;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures.

     In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

A significant portion of our revenue, including 22% of our total revenue for the six months ended June 30, 2002, is generated from our relationship with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the years ended December 31, 1999, 2000 and 2001, and for the six months ended June 30, 2002, approximately 85%, 58%, 40% and 22% of our revenue, respectively, was generated under our master development and license agreement with Microsoft. The master agreement, the current term of which concludes in July 2003, includes a number of project-specific work plans. Effective July 1, 2001 we accepted a 10% reduction in bill rates and a reduction in the number of our engineers assigned to Microsoft projects. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001, an additional 31% for the first quarter of 2002 and an additional 5% for the second quarter of 2002, all compared to the second quarter 2001 assignment of 102 engineers. As of July 31, 2002, we had dedicated 29 of our 287 engineers to these projects

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. However, the master agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if we do not enter into additional work plans and if existing work plans were canceled or curtailed, and such cancellations or curtailments would therefore significantly reduce our revenue. Further, we have entered into distribution agreements with Microsoft which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. If these distribution agreements with Microsoft are terminated, our product revenues would decrease. Moreover, if these distribution agreements with Microsoft are not renewed on terms as favorable as current terms, our gross margins from these transactions, which are already low would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

If the market for the Windows CE operating system fails to develop fully or develops more slowly than we expect, our business and operating results will be materially harmed.

     Windows CE is one of many operating systems developed for the smart device market and the extent of its future acceptance is uncertain. Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows CE operating system, if the market for Windows CE fails to develop fully or develops more slowly than we expect, our business and operating results will be significantly harmed. Market acceptance of Windows CE will depend on many factors, including:

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

     Our business could be adversely affected in the event that the financial condition of our customers erodes. As the global information technology market weakens, the likelihood of the erosion of the financial condition of these customers increases, which could adversely affect the demand for our products and services. While we believe that our allowance for doubtful accounts is adequate, these allowances may not cover actual losses, which could adversely affect our business. Moreover, in connection with our distribution of Microsoft licenses to certain customers, because this is a relatively low-margin business, we face a heightened credit risk associated with the accounts receivables owing from these customers.

We cannot assure you that our growth rate will not continue to decline or that we will be able to return to profitability.

     Our revenue grew over the prior year by 60% from 1998 to 1999 and 53% from 1999 to 2000, and a decline of 3% from 2000 to 2001 and 51% for the six months ended June 30, 2002 compared to the same period of 2001. We anticipate that the rate of growth of our revenue over prior periods may continue to decline. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

Recent efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

     Beginning in 2001, we initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for our various products. There can be no assurance that in connection with such measures we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could increase more quickly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our work force, or to undertake additional cost-cutting measures.

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

     The market for smart devices is still emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not grow as fast as we anticipate, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based smart devices, which will depend on many factors, including:

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

     In addition to our master agreement with Microsoft, we also maintain a marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software products and services to original equipment manufacturers could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for smart devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

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

Our market continues to be competitive, which may result in price reductions, lower gross margins and loss of market share.

     The market for Windows-based software products and services continues to be competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of smart devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary solutions;

•	professional engineering services firms;

•	established smart device software and tools vendors; and

•	software and component distributors.

     As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

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

     The computer software market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive and involves a significant diversion of resources and uncertainty of outcome. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could harm our business and operating results.

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

     We have offices in Tokyo, Japan and Taipei, Taiwan. For the six months ended June 30, 2002, our overseas customers generated approximately 13% of our total revenue. Our international operations expose us to a number of risks, including the following:

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

     To date we have acquired the technologies and/or operations of other companies and may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, execute and integrate acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

If we are unable to license key software from third parties, our business could be harmed.

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

     Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our software products until software problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed, which may result in lost revenue. Moreover, errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

We may be subject to product liability claims that could result in significant costs.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our software products and services entail the risk of such claims, and we may be subject to such claims in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

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

If we are unable to renegotiate our directors and officers liability insurance policy on satisfactory terms, we may be subject to higher expenses and/or face the risk of losing key officers and directors.

     Our current directors and officers liability insurance policy is subject to renewal in October 2002. Given the current state of the U.S. economy generally, the enhanced obligations imposed on the directors and officers of public companies and our pending shareholder class action lawsuits, we may be required to pay increased insurance premiums in order to secure directors and officers liability insurance on satisfactory terms. These increased premiums would result in higher expenses, which would have an adverse effect on our financial condition. Moreover, if we are unable to secure this insurance on satisfactory terms, we may risk losing our key officers and directors, which would harm our business.

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

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2002 was not material.

     Investment Risk. We have investments in voting capital stock of technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the investment is marked to market. Our policy is to regularly review the operating performance of the issuer in assessing the carrying value of the investment.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     On April 30, 2002, the following items were voted on at the Annual Meeting of Shareholders:

Proposal 1:   Election of Directors. One Class II director was elected at the Annual Meeting for a three-year term ending in 2005. The following nominee was elected as director to hold office until his successor is elected and qualified, by the vote set forth below:

Nominee	For	Withheld

Jeffrey T. Chambers	30,984,252	153,870

Proposal 2: Ratify and approve an amendment to the employee stock purchase plan to increase the number of shares reserved for issuance from 1,500,000 to 2,500,000. This proposal was approved by the vote set forth below:

For	Against	Abstain

30,083,093	1,036,132	18,897

Item 6.   Exhibits and Reports on Form 8-K.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On April 12, 2002, we filed a Form 8-K announcing the appointment of James R. Ladd as Senior Vice President of Finance & Operations and Chief Financial Officer.

On May 28, 2002, we filed a Form 8-K announcing the dismissal of Arthur Andersen LLP as our independent auditors and the appointment of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2002. This Form 8-K was amended by Amendment No. 1 filed on May 31, 2002 and Amendment No. 2 filed on June 7, 2002.

On June 21, 2002, we filed a Form 8-K announcing the resignation of Greg Hinckley from our Board of Directors.

On July 19, 2002, we filed a Form 8-K announcing preliminary financial results for the quarter ended June 30, 2002 as well as a company-wide restructuring estimated to result in a reduction of overall headcount by approximately 120 people, or 30% of the current workforce.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

/S/ James R. Ladd

Date: August 14, 2002	James R. Ladd Senior Vice President of Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer