Form 10-Q
period 2002-09-30
BSQUARE CORP /WA
filed 2002-11-14
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     As of November 1, 2002, there were 36,860,280 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 6.	Exhibits and Reports on Form 8-K	29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$30,303
Restricted cash	1,141	—
Short-term investments	29,535	39,408
Accounts receivable, net	6,549	8,833
Income tax receivable	2,466	1,469
Deferred income tax asset	—	5,792
Prepaid expenses and other current assets	1,541	2,840

Total current assets	49,567	88,645

Furniture, equipment and leasehold improvements, net	4,495	6,509
Investments	240	2,319
Goodwill, net	—	15,713
Intangible assets, net	995	1,856
Restricted cash	4,799	—
Deposits and other assets	2,715	624

Total assets	$62,811	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,735	$435
Accrued compensation	2,393	3,570
Accrued restructuring costs	10,120	4,534
Accrued expenses	3,315	4,291
Deferred income taxes	—	1,071
Deferred revenue	1,689	2,944

Total current liabilities	19,252	16,845

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares; 36,828,780 shares issued and outstanding as of September 30, 2002; and 34,875,585 shares issued and outstanding as of December 31, 2001	117,302	111,459
Deferred stock compensation	(213)	(121)
Cumulative foreign currency translation adjustment	(435)	(513)
Accumulated other comprehensive loss, net of tax	—	(1,367)
Accumulated deficit	(73,095)	(10,637)

Total shareholders’ equity	43,559	98,821

Total liabilities and shareholders’ equity	$62,811	$115,666

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(unaudited)
Revenue:
Service	$4,412	$12,333	$15,560	$44,767
Product	5,594	2,173	12,662	6,586

Total revenue	10,006	14,506	28,222	51,353

Cost of revenue:
Service	4,556	7,410	13,491	24,041
Product	4,482	626	8,702	1,442

Total cost of revenue	9,038	8,036	22,193	25,483

Gross profit	968	6,470	6,029	25,870

Operating expenses:
Research and development	3,636	3,022	12,790	8,763
Selling, general and administrative	5,043	4,403	14,969	14,601
Amortization of intangible assets	133	1,489	1,242	4,259
Acquired in-process research and development	—	—	1,698	—
Impairment of goodwill and other intangible assets	6,472	—	6,472	—
Restructuring and other related charges	9,885	6,707	12,090	6,707

Total operating expenses	25,169	15,621	49,261	34,330

Loss from operations	(24,201)	(9,151)	(43,232)	(8,460)
Other income (expense), net:
Investment income, net	298	721	1,233	2,083
Other expense, net	(1,644)	—	(3,403)	—

Loss before income taxes and cumulative effect of change in accounting principle	(25,547)	(8,430)	(45,402)	(6,377)
Income tax benefit (provision)	—	2,636	(2,124)	1,874

Loss before cumulative effect of change in accounting principle	(25,547)	(5,794)	(47,526)	(4,503)
Cumulative effect of change in accounting principle	—	—	(14,932)	—

Net loss	$(25,547)	$(5,794)	$(62,458)	$(4,503)

Net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.69)	$(0.17)	$(1.31)	$(0.13)
Cumulative effect of change in accounting principle	—	—	(0.41)	—

Basic and diluted loss per share	$(0.69)	$(0.17)	$(1.72)	$(0.13)

Weighted average shares outstanding used to compute basic and diluted loss per share	36,783	34,388	36,245	34,194

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(62,458)	$(4,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,085	6,443
Deferred income taxes	5,792	(2,702)
Amortization of deferred stock compensation	98	155
Write down of cost basis investments	3,446	—
Acquired in-process research and development	1,698	—
Cumulative effect of change in accounting principle	14,932	—
Restructuring and other related charges	12,090	6,707
Impairment of goodwill and other intangible assets	6,472	—
Other	(65)	(196)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(5,940)	—
Accounts receivable	2,284	(290)
Prepaid expenses and other current assets	(1,498)	(326)
Deposits and other assets	(291)	254
Accounts payable and accrued expenses	(5,580)	(1,307)
Deferred revenue	(1,255)	(279)

Net cash provided by (used in) operating activities	(27,190)	3,956

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(1,856)	(4,227)
Maturity (purchase) of short-term investments, net	9,873	(8,079)
Purchase of Infogation Corporation, net of cash acquired	(3,893)	—
Purchase of customer list	(75)	—
Acquisition of business	—	(2,183)

Net cash provided by (used in) investing activities	4,049	(14,489)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,095	1,331
Payments on long-term obligations	—	(353)

Net cash provided by financing activities	1,095	978

Effect of exchange rate changes on cash	78	(147)

Net decrease in cash and cash equivalents	(21,968)	(9,702)
Cash and cash equivalents, beginning of period	30,303	39,566

Cash and cash equivalents, end of period	$8,335	$29,864

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

1.	Summary of Significant Accounting Policies.

Basis of Presentation

     The condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) without audit pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, as well as the accounting changes resulting from the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at September 30, 2002 and its operating results and cash flows for the three and nine months ended September 30, 2002 and 2001. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, valuation of long-lived assets and deferred revenue. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

2.	Consolidation of Excess Facilities and Restructuring Charge.

     Due to the economic slowdown in the U.S. and international business environment, as well as the reduction in our business with Microsoft, on January 8, 2002, the Company completed a company-wide reduction in workforce of approximately 100 employees, representing approximately 20% of the Company’s total employees at the time, including the closure of the Company’s 25-person professional service engineering facility in Eden Prairie, Minnesota. A restructuring charge of $2.2 million was recorded in the first quarter of 2002 relating to severance and other benefits costs associated with the headcount reduction, facility closure and consolidation costs, and fixed asset impairment, as well as payments for excess facilities under noncancelable leases.

     On July 17, 2002, to further reduce expenses, the Company announced a company-wide reduction in workforce of approximately 30% of the remaining workforce to be completed by December 31, 2002. Approximately 60 employees were involuntarily terminated in the third quarter of 2002, with 50 more to be involuntarily terminated in the fourth quarter of 2002. These reductions resulted in the curtailment of certain research and development initiatives and reductions in the Company’s engineering services, sales, general and administrative departments. In connection with the July 2002 reduction in force, the Company recorded a restructuring charge of $9.9 million during the third quarter of 2002, which included $1.5 million for severance and other benefits paid by the Company, $6.4 million for excess facilities primarily relating to noncancelable leases and early lease termination fees, and $2.0 million of property and equipment that was disposed of or abandoned.

     The restructuring costs and other related charges are summarized as follows (in thousands):

	Employee	Excess	Other Related
	Separation Costs	Facilities	Charges	Total

Balance, December 31, 2001	$10	$4,524	$—	$4,534
Charge for the three months ended March 31, 2002	1,138	1,067	—	2,205
Non-cash charges and adjustments	—	401	—	401
Cash payments	(1,138)	(541)	—	(1,679)

Balance, March 31, 2002	10	5,451	—	5,461
Cash payments	—	(1,071)	—	(1,071)

Balance, June 30, 2002	10	4,380	—	4,390
Charge for the three months ended September 30, 2002	1,547	6,369	1,969	9,885
Non-cash charges and adjustments	—	707	—	707
Impairment of property and equipment	—	—	(1,969)	(1,969)
Cash payments	(601)	(2,292)	—	(2,893)

Balance, September 30, 2002	$956	$9,164	$—	$10,120

     Included in the charges recorded in the first and third quarters of 2002 were non-cash adjustments of $401,000 and $707,000, respectively, due to changes in estimates and assumptions related to the impact of subleasing excess facilities and the successful negotiation of an early lease termination. Other related charges recorded in the third quarter of 2002 included $2.0 million of impairment losses related to property and equipment that were disposed of or abandoned. In calculating the impairment loss, the Company evaluated the fair value of the assets located in the facilities to be abandoned by estimating the expected present value of their future cash flows. The net lease expense due to the excess capacity of the Company’s facilities will be paid over the respective lease terms through 2005. The Company continues to market its excess space for sublease.

3.	Acquisitions.

     On March 13, 2002, the Company acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. Infogation Corporation, located in San Diego, California, was dedicated to the development of on-board and handheld vehicle navigation systems (telematics). Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the market price on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options were included in the purchase price and recorded as deferred stock compensation. In addition, $300,000 of cash and 129,762 shares of common stock are being held in escrow subject to the indemnification provisions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The cash held in escrow is included in restricted cash at September 30, 2002.

     A summary of the purchase price paid in connection with the acquisition of Infogation is as follows (in thousands):

Cash	$2,700
Stock	4,146
Deferred stock compensation	413
Direct acquisition costs	971
Other acquisition costs	429

Total	$8,659

     The purchase price was allocated as follows:

Working capital acquired	$(358)
Equipment	557
Goodwill	4,152
Developed technology	2,610
In-process research and development	1,698

Total	$8,659

     The excess of consideration paid over the fair value of the net assets acquired was recorded as goodwill and other intangible assets as developed technology. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development was recorded as a charge to expense in the first quarter of 2002 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Revenue	$10,006	$15,472	$28,672	$53,819

Loss before cumulative effect of change in accounting principle	(25,547)	(5,839)	(47,721)	(5,953)
Cumulative effect of change in accounting principle	—	—	(14,932)	—

Net loss	$(25,547)	$(5,839)	$(62,653)	$(5,953)

Net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.69)	$(0.17)	$(1.32)	$(0.17)
Cumulative effect of change in accounting principle	—	—	(0.41)	—

Basic and diluted loss per share	$(0.69)	$(0.17)	$(1.73)	$(0.17)

     Due to weaker-than-expected demand for telematics products and services, the Company significantly reduced telematics personnel, most of whom joined the Company as a result of the Infogation acquisition. The Company reduced the headcount in the telematics division from 23 employees in March 2002 to 11 employees at the end of the third quarter of 2002 and had plans to make further reductions over the next three months.

     In connection with a potential acquisition, the Company advanced $1.8 million in January 2002 to the target company as a working capital loan. This amount is included in other non-current assets in the accompanying consolidated balance sheet. The Company terminated negotiations for the acquisition and is seeking repayment of the loan, which was guaranteed by an investor in the target company. The Company expects repayment of the loan, but the guarantor has disputed the conditions of the arrangement and therefore the portion of the loan that will ultimately be recovered is not determinable with certainty at this time.

     The Company has made investments in certain equity securities of both publicly-traded and privately-held companies, which are included in “Investments” in the accompanying balance sheets. These investments are accounted for under the cost method as the Company’s ownership is less than 20% and it does not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the carrying value of the investment is adjusted to reflect market value. The Company’s policy is to regularly review the operating performance in assessing the carrying value of investments in privately-held companies. In the three and nine months ended September 30, 2002, the Company recorded a charge of $1.6 million and $3.4 million, respectively, to reflect the permanent impairment in value of these cost-based investments. At September 30, 2002, the carrying value of these investments was $240,000. In addition, under certain conditions, the Company has certain rights to acquire an aggregate of approximately 791,000 additional shares of these entities for additional consideration.

4.	Goodwill and Other Intangible Assets — Adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

     Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the third quarter of 2002 the Company completed its evaluation of goodwill and other intangible assets acquired in prior years, as required. As a result, the Company recorded a retroactive impairment loss of $14.9 million as of January 1, 2002. In addition, due to weaker-than-expected demand for telematics products and services, the Company significantly reduced telematics personnel, most of whom joined the Company through the Infogation acquisition. As a result, the Company evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized a $6.5 million impairment loss in the third quarter of 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows.

     The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share would have been changed to the adjusted amounts indicated below (in thousands, except per share amounts):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2001

Reported net loss	$(5,794)	$(4,503)
Add back goodwill amortization, net of tax	711	1,998

Adjusted net loss	(5,083)	(2,505)

Basic and diluted loss per share:
Reported net loss	$(0.17)	$(0.13)
Add back goodwill amortization, net of tax	0.02	0.06

Adjusted net loss per share	$(0.15)	$(0.07)

     The effect of the change on the first and second quarters of 2002 is as follows (in thousands, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	June 30, 2002

Reported net loss	$(9,235)	$(12,744)
Add back amortization of intangible assets	72	218

Adjusted net loss	(9,163)	(12,526)

Basic and diluted loss per share:
Reported net loss	$(0.26)	$(0.35)
Add back amortization of intangible assets	0.00	0.01

Adjusted net loss per share	$(0.26)	$(0.34)

Weighted average shares outstanding used to compute adjusted net loss per share	35,364	36,572

     The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Compensatory agreements	$—	$—	$—	$3,140	$(2,617)	$523
Developed technology	1,600	(667)	933	1,600	(267)	1,333
Customer list	75	(13)	62	—	—	—

Total	$1,675	$(680)	$995	$4,740	$(2,884)	$1,856

Intangible assets not subject to amortization:
Goodwill	$—	$—	$—	$20,318	$(4,605)	$15,713

     Amortization expense associated with intangible assets and goodwill for the nine months ended September 30, 2002 and 2001 totaled $1.2 million and $4.3 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the fourth quarter of 2002 and the years ending December 31, 2003 and 2004 is $146,000, $583,000 and $266,000, respectively.

5.	Comprehensive Income (Loss).

     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for BSQUARE results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

     Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(25,547)	$(5,794)	$(62,458)	$(4,503)
Foreign currency translation adjustment	(74)	188	78	(113)
Unrealized income (loss) on investment	—	(578)	—	(1,223)

Comprehensive income (loss)	$(25,621)	$(6,184)	$(62,380)	$(5,839)

6.	Income Taxes.

     The Company recorded a provision for federal, state and international income taxes of $2.1 million for the nine months ended September 30, 2002. In the nine months ended September 30, 2002, the Company recorded an additional valuation allowance against all net deferred tax assets due to uncertainty as to the recoverability of these assets.

     In general, prior to 2002, the Company’s effective tax rate had been positively affected by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in short-term investments, but had been negatively affected by the non-deductibility of amortization of intangible assets and foreign losses from international operations.

7.	Recent Accounting Pronouncements.

     In April 2002, the Federal Accounting Standards Board, or FASB, issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases.” The Company has evaluated the impact of these changes and does not expect the pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will adopt the provisions of SFAS 146 no later than January 1, 2003. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

8.	Commitments and Contingencies.

     The Company leases its office space under non-cancelable operating leases that expire at various dates through 2005. In September 2002, the Company executed an amendment to the terms of the lease for their corporate offices in Bellevue, Washington, which will allow for the surrender of approximately 56,700 square feet of unused office space by the end of 2002 and the remainder of the space as of December 31, 2004, almost five years earlier than the original termination date. To achieve these terms, the Company agreed to pay $4.3 million, of which $1.8 million was paid in September 2002, and the remaining $2.5 million will be paid in quarterly installments through 2004.

     Minimum rental commitments under non-cancelable operating leases at September 30, 2002 are as follows (in thousands):

Remainder of 2002	$1,680
2003	5,332
2004	5,520
2005	1,493

$14,025

     During the third quarter of 2002, the Company pledged $5.6 million to a bank as collateral for letters of credit issued to landlords for deposits against these lease commitments. The pledged cash is recorded as restricted cash in the consolidated balance sheets.

     In summer and early fall of 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The litigation is being coordinated with over 300 nearly-identical actions filed against other companies. The complaints allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. They seek damages in an unspecified amount. The complaints against the Company have been consolidated into a single action, and an amended complaint was filed on April 19, 2002. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. The Court has not ruled on this motion. The Company intends to defend this action vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

9.	Subsequent Events

     On October 1, 2002 the Company elected not to renew a $5 million secured revolving line of credit. The line of credit was secured by substantially all the assets of the Company and carried certain other restrictive terms and conditions, with which the Company was in compliance.

     The Company terminated its 1999 Employee Stock Purchase Plan effective October 14, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, and sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

Results of Operations

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

     To date, we have derived a significant portion of our revenue from services provided to Microsoft, semiconductor vendors and original equipment manufacturers. We also generate product revenue from software sales and royalty licenses and the distribution of third-party product licenses. We perform our services under both time-and-materials contracts and fixed-fee contracts. We also receive a small portion of service revenue from the provision of contract product support services. We sell our software products through our direct sales force and through indirect channels, such as resellers. In addition, we receive license and royalty payments from original equipment manufacturers in connection with the bundling of our software on their smart devices.

Microsoft Master Development and License Agreement

     For the nine months ended September 30, 2002 and 2001, approximately 20% and 40% of our revenue, respectively, was generated under our master development and license agreement with Microsoft (the Master Agreement). Effective July 1, 2001, we renegotiated the Master Agreement, accepting a 10% bill rate reduction, a scheduled reduction in projects and an expiration date of July 2003. As of September 30, 2001, ninety-two engineers were deployed on several projects subject to the Master Agreement compared to six engineers deployed on one project as of September 30, 2002. We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap, and recognize revenue generated under the Master Agreement as the services are rendered. The Master Agreement and specific work plan may be modified or terminated by Microsoft at any time. Although we are unable to predict the magnitude and number of future projects for Microsoft, we are committed to playing an important role in supporting Microsoft and its technologies.

     The following table presents certain financial data as a percentage of total revenue for the three- and nine-month periods ended September 30, 2002 and 2001. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenue:
Service	44%	85%	55%	87%
Product	56	15	45	13

Total revenue	100	100	100	100

Cost of revenue:
Service	45	51	48	47
Product	45	4	31	3

Total cost of revenue	90	55	79	50

Gross margin	10	45	21	50

Operating expenses:
Research and development	36	21	45	17
Selling, general and administrative	50	31	53	28
Amortization and impairment of intangible assets	1	10	4	8
Acquired in-process research and development	—	—	6	—
Impairment of goodwill and other intangible assets	65	—	23	—
Restructuring and other related charges	99	46	43	14

Total operating expenses	251	108	174	67

Loss from operations	(241)	(63)	(153)	(17)

Other income (expense), net:
Investment income, net	3	5	4	4
Other income (expense), net	(16)	—	(12)	—

Loss before income taxes and cumulative effect of change in accounting principle	(254)	(58)	(161)	(13)
Income tax benefit (provision)	—	18	(8)	4

Loss before cumulative effect of change in accounting principle	(254)	(40)	(169)	(9)
Cumulative effect of change in accounting principle	—	—	(53)	—

Net loss	(254)%	(40)%	(222)%	(9)%

Revenue

     Total revenue consists of service and product revenue. Service revenue is derived from software engineering consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of fees received from distribution of third-party software products, as well as software licensing fees and royalties from our software development and debugging tools and applications. Total revenue for the quarter ended September 30, 2002 decreased 31% to $10.0 million from $14.5 million for the same period in 2001. Total revenue for the nine-month period ended September 30, 2002 decreased 45% to $28.2 million from $51.4 million for the same period in 2001. The decreases in total revenue in 2002 as compared to 2001 were due to reductions in the volume of service provided to Microsoft as well as a decrease in the number and scope of services provided to OEM and silicon vendors. The decrease in demand for OEM and silicon vendor services was due in part to the overall decline in the U.S. and international economy.

     Microsoft accounted for 16% and 39% of total revenue for the quarters ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, Microsoft accounted for 20% and 40% of revenue, respectively. The decrease in the percentage of revenue derived from Microsoft in 2002 compared to 2001 was a result of the negotiated terms agreed upon for the renewal of our Master Agreement with Microsoft in 2001.

     Revenue derived from outside of the United States totaled $2.2 million and $5.6 million for the three months ended September 30, 2002 and 2001, respectively, and totaled $6.2 million and $18.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in international revenue in 2002 over 2001 was due to a decrease in the number and size of software service projects with international porting partners. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

     Service revenue. For the three months ended September 30, 2002, service revenue decreased 64% to $4.4 million from $12.3 million for the same period in 2001. Service revenue was $15.6 million for the nine months ended September 30, 2002 compared to $44.8 million for the same period in 2001, a 65% decrease. The decrease in service revenue for 2002 compared to 2001 was due to reductions in Microsoft projects, as well as to an overall decline in the U.S. and international business climate. As a percentage of total revenue, service revenue decreased in 2002 from 2001 due to a reduction in services provided to Microsoft for the period compared to an increase in product sales.

     Product revenue. Product revenue increased 157% to $5.6 million for the three months ended September 30, 2002 from $2.2 million for the same period in 2001. For the nine-month period ended September 30, 2002, product revenue was $12.7 million compared to $6.6 million for the same period in 2001, a 92% increase. These increases were primarily due to an increase in third-party product sales, resulting from our May 2002 purchase of a customer database for $75,000 cash from a competitor that was exiting the Microsoft embedded windows distribution business. The increase in our third-party product sales, which represented 85% of total product revenue for the three months ended September 30, 2002 compared to 40% of total product revenue for the same period in 2001, was a result of an increase in our distribution of Microsoft licenses due primarily to the addition of the former customers of that competitor.

     Product revenue increased to 56% of total revenue for the quarter ended September 30, 2002 compared to 15% for the same period in 2001. For the nine months ended September 30, 2002, product revenue increased to 45% of total revenue as compared to 13% for the same period in 2001. This increase resulted from our increased distribution of Microsoft licenses coupled with the decline in service revenue.

     We typically charge a one-time fee for a product license and a run-time license fee for each copy of the application embedded in a customer’s product. Our software products continue to be purchased by customers for their product development projects, and we continue to expand our product lines through research and development. Product revenue is recognized at the time of shipment or upon delivery of the product master in satisfaction of a non-cancelable contractual agreement, which provides that the collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

     Deferred revenue. Deferred revenue results primarily from customer prepayments for software consulting projects, for which revenue is recognized as the services are performed, and from software maintenance contracts, for which revenue is recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time license agreements, and is recognized as revenue when the target licenses are delivered.

Cost of Revenue

     Cost of service revenue. Cost of service revenue consists primarily of salaries and benefits for software developers and quality assurance personnel, plus an allocation of facilities and depreciation costs. Cost of service revenue decreased 39% from $7.4 million for the three months ended September 30, 2001 to $4.6 million for the three months ended September 30, 2002. For the nine-month period ended September 30, 2002, cost of service revenue was $13.5 million compared to $24.0 million for the same period in 2001, a 44% decrease. The decreases resulted from reductions in the number of employees providing professional engineering services to our customers. At September 30, 2002 and 2001, we had approximately 148 and 285 employees, respectively, engaged in software engineering consulting services. Cost of service revenue as a percentage of related service revenue was 103% for the three months ended September 30, 2002 and 60% for the three months ended September 30, 2001. For the nine-month periods ended September 30, 2002 and 2001, cost of service revenue as a percentage of related service revenue was 87% and 54%, respectively. In general, the year over year increases in cost of service revenue as a percentage of related service revenue in 2002 over 2001 reflect decreased service revenue, higher payroll costs per employee, excess capacity in our engineering services teams and an increase in allocated fixed overhead due to the contraction of our staff.

     Cost of service revenue may increase in future periods due to continued excess capacity in our engineering service departments. Of the total workforce reduction announced in July 2002, approximately 42% were software engineers in our engineering service departments.

     Cost of product revenue. Cost of product revenue consists of license fees and royalties for third-party software we distribute and costs associated with product media, product duplication and manuals for our own products. Cost of product revenue increased 616% to $4.5 million for the three months ended September 30, 2002 from $626,000 for the three months ended September 30, 2001. For the nine-month period ended September 30, 2002, cost of product revenue increased 503% to $8.7 million compared to $1.4 million for the nine-month period ended September 30, 2001. As a percentage of product revenue, cost of product revenue was 80% for the three months ended September 30, 2002 and 29% for the same period in 2001. For the nine-month period ended September 30, 2002, cost of product revenue as a percentage of product revenue was 69% compared to 22% for the same period in 2001. The increase in cost of product revenue as a percentage of related product revenue is a result of a significant increase in sales of lower margin Microsoft licenses in the second and third quarters of 2002.

Operating Expenses

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel and program managers, plus an allocation of our facilities and depreciation costs. Research and development expenses increased 20% to $3.6 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001. This increase was due to a net increase in the number of software developers and quality assurance personnel hired directly or through acquisitions, or assigned from other company departments to expand our product development and testing activities. At September 30, 2002 we had 93 software engineers engaged in research and development in our offices in the United States and Japan, compared to 81 at September 30, 2001. Research and development expenses represented 36% and 21% of our total revenue for the three months ended September 30, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue for the three months ended September 30, 2002 over the respective period in 2001 reflects the increase in our research and development activities and the overall decline in revenue.

     For the nine-month period ended September 30, 2002, research and development costs were $12.8 million compared to $8.8 million for the same period in 2001, a 46% increase. As a percentage of total revenue, research and development costs were 45% and 17% for the nine months ended September 30, 2002 and 2001, respectively. We expect that research and development expenses will decrease in absolute dollars in future periods primarily as a result of curtailments of certain research and development initiatives and related workforce reductions. Of the total workforce reduction announced in July 2002, approximately 32% was in research and development departments.

     Selling, general and administrative. Selling, general and administrative expenses increased 15% to $5.0 million for the three months ended September 30, 2002 from $4.4 million for the same period in the prior year. For the nine-month period ended September 30, 2002, selling, general and administrative expenses increased 3% to $15.0 million as compared to $14.6 million for the same period in the prior year. The increase in selling, general and administrative costs for 2002 as compared to 2001 was due to an increase in the allowance for doubtful accounts, offset by slightly lower sales and marketing costs both domestically and internationally. Selling, general and administrative expenses were 50% of our total revenue for the three-month period ended September 30, 2002 and 31% for the same period in 2001. For the nine-month period ended September 30, 2002, selling, general and administrative expenses were 53% of our total revenue compared to 28% for the same period in 2001. We expect that selling, general and administrative expenses will decrease in absolute dollars in future periods primarily as a result of workforce reductions and consolidation of facilities.

     Acquisition of in-process research and development and amortization and impairment of intangible assets. Prior to 2001, we acquired several businesses that resulted in recorded goodwill and other intangible assets of $21.0 million and $17.6 million, net of accumulated amortization, at December 31, 2000 and 2001 respectively. In addition, in March 2002, we acquired Infogation Corporation, in a purchase transaction valued at approximately $8.7 million. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found instances of impairment in our recorded goodwill. Accordingly, during the third quarter of 2002, we completed our evaluation of goodwill and other intangible assets acquired in prior years. As a result, we retroactively recorded an impairment loss of $14.9 million as of January 1, 2002 as a cumulative effect of a change in accounting principle. In addition, due to weaker-than-expected demand for telematics products and services, we significantly reduced the number of our telematics personnel, most of whom joined us in connection with our March 2002 acquisition of Infogation. As a result, we evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized an impairment loss of $6.5 million in the third quarter of 2002.

     Restructuring charge. Due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft, on January 8, 2002, we completed a company-wide reduction in workforce of approximately 100 employees, representing approximately 20% of our total employees at the time, including the closure of our 25-person professional engineering service facility in Eden Prairie, Minnesota. A restructuring charge of $2.2 million was recorded in the first quarter of 2002 relating to severance and other costs associated with the headcount reduction, facility closure and consolidation costs, fixed asset impairment, and payments for excess facilities under noncancelable leases.

     On July 17, 2002, to further reduce expenses, we announced a company-wide reduction in workforce of approximately 30% of the remaining workforce to be completed by December 31, 2002. Approximately 60 employees were involuntarily terminated in the third quarter of 2002, with 50 more to be involuntarily terminated in the fourth quarter of 2002. These reductions resulted in the curtailment of certain research and development initiatives and reductions in our engineering services, sales, general and administrative departments. In connection with the July 2002 reduction in force, we recorded a restructuring charge of $9.9 million during the third quarter of 2002, which included $1.5 million for severance and other benefits paid by us, $6.4 million for excess facilities primarily relating to noncancelable leases and early lease termination fees, and $2.0 million of property and equipment that was disposed of or abandoned.

Other Income (Expense), Net

     Investment Income. Investment income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments offset by adjustments made to the carrying value of cost-based investments. Investment income, net, was $298,000 for the three months ended September 30, 2002 and $721,000 for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001, investment income was $1.2 million and $2.1 million, respectively. The decrease in investment income is a result of lower average cash, cash equivalent and short-term investment balances as well as to a reduced yield rate on our investment portfolio in 2002 compared to 2001.

     Other Expense. In the three- and nine-month periods ended September 30, 2002, we reduced the carrying value of cost-based investments by $1.6 million and $3.4 million, respectively, based on indicators of permanent impairment in value.

Provision for Income Taxes

     We have not recorded income tax benefits related to our net operating losses for the three months ended September 30, 2002 because of uncertainties regarding the realization of the tax benefits from the net operating losses. For the same period in 2001 we recorded a benefit of $2.6 million. For the nine-month period ended September 30, 2002 we recorded a provision for taxes of $2.1 million compared to a benefit of $1.9 million for the same period in 2001. In the nine months ended September 30, 2002, we recorded a valuation allowance against all deferred tax assets due to uncertainty as to the recoverability of these assets.

     In general, prior to 2002, our effective tax rate had been positively affected by the tax benefit of interest income earned on tax-exempt and tax-advantaged municipal securities held in short-term investments, but had been negatively affected by the non-deductibility of amortization of intangible assets and losses from international operations.

Pro Forma Net Income (Loss)

     Our management reviews operating results on a pro forma basis in making operating decisions and we believe pro forma results provide additional meaningful information. Pro forma results exclude the effect of one-time and certain non-cash expenses. The following table provides our pro forma results (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(25,547)	$(5,794)	$(62,458)	$(4,503)
Acquired in-process research and development	—	—	1,698	—
Amortization of intangible assets	133	1,489	1,242	4,259
Revaluation of investments	1,634	—	3,446	—
Impairment of goodwill	6,472	—	6,472	—
Restructuring and other related charges	9,885	6,707	12,090	6,707
Cumulative effect of change in accounting principle	—	—	14,932	—

Pro forma net (loss) income	$(7,423)	$2,402	$(22,578)	$6,463

Basic and diluted (loss) earnings per share	$(0.20)	$0.07	$(0.62)	$0.19

Weighted average shares outstanding to compute basic and diluted pro forma (loss) earnings per share	36,783	34,388	36,245	34,194

     The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles and therefore may not be comparable to similarly titled measures reported by other companies.

Recent Developments and Operational Outlook

     Due to weaker-than-expected demand for telematics products and services, in October 2002 we significantly reduced the number of our telematics personnel, most of whom joined us in connection with our March 2002 acquisition of Infogation. We reduced the headcount in the division from 23 employees in March 2002 to 11 employees at the end of the third quarter of 2002 and plan to make further reductions over the next three months. In order to continue serving customers, we expect to transfer a small number of remaining employees and reassign intellectual property to our Bellevue, Washington headquarters.

     We expect that the factors that contributed to declining revenue throughout 2001 and 2002 will continue to put pressure on our near term sales. Consequently, we have set a target range of $8.0 million to $9.0 million in revenue for the fourth quarter of 2002, with a pro forma net loss of $(0.20) to $(0.26) per share.

Liquidity and Capital Resources

     Since our inception, we have financed our operations and capital expenditures primarily through cash from operations and from third-party financing activities. As of September 30, 2002, we had approximately $43.8 million of cash, restricted cash, cash equivalents and short-term investments. This represents a decrease of $25.9 million from December 31, 2001. Our working capital at September 30, 2002 was $30.3 million compared to $71.8 million at December 31, 2001.

     During the nine months ended September 30, 2002, our operating activities resulted in net cash use of $27.2 million as compared to cash provided from operations of $4.0 million for the same period in 2001. For the nine months ended September 30, 2002, cash was used in operations due primarily to the loss from operations, offset by depreciation and amortization, the revaluation of cost-basis investments and increases in accrued expenses relating to the restructuring charge. For the nine months ended September 30, 2001, cash provided by operating activities was primarily from income from operations (excluding depreciation and amortization of intangible assets), and increases in accrued liabilities related to the restructuring charge.

     Investing activities provided $4.0 million of cash for the nine months ended September 30, 2002, compared to a use of $14.5 million of cash for the nine months ended September 30, 2001. Investing activities in 2002 included $9.9 million provided by maturities of short-term investments, offset by $1.9 million used for capital equipment purchases and $3.9 million used in the acquisition of Infogation Corporation. Investing activities in 2001 included $8.1 million used for the purchase of short-term investments, $2.2 million used for strategic investments, and $4.2 million used for capital equipment purchases related to the expansion of our facilities in Sunnyvale, California and Washington.

     Financing activities provided $1.1 million of cash during the nine months ended September 30, 2002, resulting from the exercise of stock options under our stock option plans. Financing activities provided $978,000 of cash for the nine months ended September 30, 2001, consisting primarily of $1.3 million in proceeds from the exercise of stock options under our stock option plans, offset by payments on long-term obligations.

     On October 1, 2002 we elected not to renew a $5 million secured revolving line of credit. The line of credit was secured by substantially all our assets and carried certain other restrictive terms and conditions, with which we were in compliance.

     As of September 30, 2002, our principal commitments were obligations outstanding under operating leases. In September 2002, we executed an amendment to the terms of the lease for our corporate offices in Bellevue, Washington, which will allow us to surrender approximately 56,700 square feet of unused office space by the end of 2002 and the remainder of our current space as of December 31, 2004, almost five years earlier than the original termination date. To achieve these terms, we agreed to pay $5.3 million, of which $1.8 million was paid in September 2002, and the remaining $2.5 million will be paid in quarterly installments through 2004. We have lease commitments for office space in Sunnyvale, California; Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. The annual obligation under these leases is an aggregate of approximately $5.3 million, subject to annual adjustments. During the third quarter of 2002, we pledged $5.6 million to a bank as collateral for letters of credit issued to landlords for deposits against these lease commitments. The pledged cash is recorded as restricted cash. Although we have no other material commitments, we anticipate a continuation of capital expenditures to support new and continuing business initiatives.

     For the three months ended September 30, 2002, we paid a total of $2.9 million of restructuring related costs, which included the $1.8 million early lease termination payment. As of September 30, 2002, we had accrued $10.1 million in estimated restructuring related costs, which consisted of $1.0 million of unpaid employee separation costs, $6.6 million for excess facilities primarily related to noncancelable leases and $2.5 million for early lease termination fees discussed in the previous paragraph. We expect the employee separation costs to be paid within the next quarter and the excess facilities costs to be paid within the remaining terms of the leases.

     The rate of growth of our revenue was 60% from 1998 to 1999 and 53% from 1999 to 2000. Our revenue declined 3% from 2000 to 2001 and continued to decline in the first nine months of 2002. We anticipate that our revenue may continue to decline, especially in light of reductions in revenue from Microsoft and the slowdown in the U.S. and international economies. We expect that our expenses will decrease in the foreseeable future as a result of our July 2002 reduction in headcount. However, even with this reduction in expenses, if our revenues continue at their current levels or decline faster than we reduce our costs, we will continue to experience losses.

     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We believe that we will be able to meet our anticipated cash needs after that time from those sources and cash generated from operations and we do not currently expect to need to raise additional capital. If we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including revenue, cost of revenue, and allowance for doubtful accounts, long-lived assets, and investments in unconsolidated affiliates, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions.

     In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the SEC. We believe that we are in compliance with the provisions of SAB 101.

     We believe our revenue recognition policy is also in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.”

     Service revenue is derived from fees for professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

• Time and Material Consulting Contracts. We recognize revenue as services are rendered.

• Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized using the percentage-of-completion method, and is measured by the ratio of the cost incurred to date to the estimated total cost for the contract. This method is used because we consider expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.

• Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

• Customer Training. Revenue from training services is recognized when the services are provided.

     Product revenue consists of licensing fees from the distribution of third-party products, software development tool products, and operating systems, and royalty fees from embedded system run-time licenses. Product licensing fees, including advanced production royalty payments, are generally recognized when a customer license agreement has been executed, the software has been shipped, remaining obligations are insignificant and collection of the resulting account receivable is probable. We recognize license royalty fees as resellers report shipments of its products to distributors.

     Deferred revenue results primarily from customer prepayments for software consulting projects, for which revenue is recognized as the services are performed, and from software maintenance contracts, for which revenue is recognized ratably over the life of the contracts. Additionally, deferred revenue is recorded for certain run-time license agreements, and is recognized as revenue when the target licenses are delivered.

     We must make estimates of the collectability of accounts receivable. We analyze specific customers’ performance, historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences might occur in the amount and timing of expenses if management made different judgments or utilized different estimates.

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

     On January 1, 2002, we adopted Statement of Financial Accounting Standards SFAS No. 141, “Business Combinations,” which requires the use of the purchase method of accounting for business combinations.

     Effective January 1, 2002, we adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

     As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance against all deferred tax assets due to uncertainty as to the recoverability of these assets. Various factors may cause these assumptions to change.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Unanticipated fluctuations in our quarterly operating results could cause our stock price to decline significantly.

     Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our quarterly operating results to fluctuate include:

•	adverse changes in our relationship with Microsoft, from which a significant portion of our revenue has been generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems, such as the reduction in our billing rates and the number of our engineers assigned to Microsoft projects that resulted from the renewal of our contract with Microsoft in 2001;

•	the failure or perceived failure of Windows CE, the operating system upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

•	the failure of the smart device market to develop;

•	our inability to develop and market new and enhanced products and services on a timely basis;

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects, including Microsoft projects, are delayed, curtailed or discontinued;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	underestimates by us of the costs to be incurred in significant fixed-fee service projects;

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures; and

•	a continuing stagnation, or a decline, in the U.S. and international economies.

     In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

A significant portion of our revenue, including 20% of our total revenue for the nine months ended September 30, 2002, has historically been generated from our relationships with Microsoft, which can be modified or terminated by Microsoft at any time.

     For the years ended December 31, 1999, 2000 and 2001, and for the nine months ended September 30, 2002, approximately 85%, 58%, 40% and 20% of our revenue, respectively, was generated under our Master Agreement with Microsoft. Effective July 1, 2001, we renegotiated the Master Agreement, accepting a 10% bill rate reduction, a scheduled reduction in projects and an expiration date of July 2003. The number of engineers assigned to Microsoft projects declined 10% for the third quarter of 2001, an additional 24% for the fourth quarter of 2001, an additional 31% for the first quarter of 2002, an additional 5% for the second quarter of 2002, and an additional 87% for the third quarter of 2002, all compared to the second quarter 2001 assignment of 102 engineers. As of October 31, 2002, we had dedicated 6 of our 84 engineers to these projects.

     We bill Microsoft on a time-and-materials basis, although each project has a maximum dollar cap. However, the Master Agreement and each of the individual work plans may be terminated or modified by Microsoft at any time. In addition, there is no guarantee that Microsoft will continue to enter into additional work plans with us. We do not believe that we could replace the Microsoft revenue in the short- or medium-term if we do not enter into additional work plans. Further, we have entered into distribution agreements with Microsoft, which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. If these distribution agreements with Microsoft are terminated, our product revenues would decrease. Moreover, if these distribution agreements with Microsoft are not renewed on terms as favorable as current terms, our gross margins from these transactions, which are already low, would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

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

     Our business could be adversely affected in the event that the financial condition of our customers erodes. As the global information technology market weakens, the likelihood of the erosion of the financial condition of these customers increases, which could adversely affect the demand for our products and services. While we believe that our allowance for doubtful accounts is adequate, these allowances may not cover actual losses, which could adversely affect our business. Moreover, our distribution of Microsoft licenses is a relatively low-margin business, and we face increased credit risk with the accounts receivable from certain customers.

We cannot assure you that our growth rate will not continue to decline or that we will be able to return to profitability.

     Our revenue grew over the prior year by 60% from 1998 to 1999 and 53% from 1999 to 2000, and declined 3% from 2000 to 2001 and 45% for the nine months ended September 30, 2002 compared to the same period in 2001. We anticipate that the rate of growth of our revenue over prior periods may continue to decline. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses.

Recent efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

     Beginning in 2001, we initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand. There can be no assurance that we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our, recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could increase more quickly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our work force, or to undertake additional cost-cutting measures.

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

If we do not maintain our relationship with Microsoft, we will have difficulty marketing our software products and services and may not receive developer releases of Windows CE, and our revenue and operating margins will suffer.

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

     As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. Microsoft gives these systems integrators the same access to the Windows technology as they give us. New competitors may have lower overhead than us and therefore may be able to offer lower prices. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

     If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around their patent. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent.

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

     Overseas customers generated approximately 22% of our total revenue for the nine months ended September 30, 2002. Our international operations expose us to a number of risks, including the following:

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

     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2002 was not material.

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

Item 4. Controls and Procedures.

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings. Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or in other factors which could significantly affect our internal controls nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In summer and early fall of 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The litigation is being coordinated with over 300 nearly-identical actions filed against other companies. The complaints allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. They seek damages in an unspecified amount. The complaints against us have been consolidated into a single action, and an amended complaint was filed on April 19, 2002. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. The Court has not ruled on this motion. We intend to defend this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Exhibit Description

10.16	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 19, 2002, we filed a Form 8-K announcing preliminary financial results for the quarter ended June 30, 2002 as well as a company-wide restructuring estimated to result in a reduction of overall headcount by approximately 120 people, or 30% of the then-current workforce.

On October 15, 2002, we filed a Form 8-K announcing the closure of our telematics division in our San Diego, California office.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)
/S/ William T. Baxter

Date: November 14, 2002	William T. Baxter
President and Chief Executive Officer

CERTIFICATION

I, William T. Baxter, President and Chief Executive Officer of BSQUARE Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BSQUARE Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William T. Baxter

William T. Baxter,
President and Chief Executive Officer

CERTIFICATION

I, James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer of BSQUARE Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BSQUARE Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James R. Ladd

James R. Ladd,
Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

10.16	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002