Form 10-K
period 2002-12-31
BSQUARE CORP /WA
filed 2003-03-19
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

Commission file number 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1650880 (I.R.S. Employer Identification No.)

3150 — 139th Avenue SE, Suite 500, Bellevue, Washington 98005-4081
(Address of principal executive offices)

(425) 519-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

     Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002: $47.6 million

     Number of shares of common stock outstanding as of February 28, 2003: 37,031,348

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on April 29, 2003 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth below under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	the growth in number of Internet users and market for business to business Internet transactions;

•	the development of the smart device market and our ability to address its challenges;

•	the emergence of Windows CE, Windows NT Embedded and Windows XP Embedded as operating systems of choice for many hardware and software applications vendors;

•	our business plan, its advantages and our strategy for implementing our plan;

•	our ability to expand our strategic relationships with hardware and software vendors and continue to build on our relationship with Microsoft;

•	our ability to expand our international presence;

•	our ability to increase our revenue through product sales and revenue growth attributable to original equipment manufacturers and semiconductor vendors;

•	our ability to develop our technology and expand our product and service offerings; and

•	our anticipated working capital and capital expenditure requirements, including our ability to meet our anticipated cash needs.

Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in this and other reports or documents that we file from time to time with the Securities and Exchange Commission (SEC).

RISK FACTORS

In addition to other information in this Form 10-K report, investors evaluating our business should carefully consider the following risk factors. These risks may impair our operating results and business prospects and the market price of our stock. The risks set forth below and elsewhere in this Form 10-K report could cause actual results to differ materially from those projected.

Unanticipated fluctuations in our operating results could cause our stock price to decline significantly.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include:

•	Uncertainties associated with retaining business with Microsoft and other key third-party partners, including:

	•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue was generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems and applications;

	•	the failure or perceived failure of Windows Embedded operating systems upon which demand for the majority of our products and services is dependent, to achieve widespread market acceptance;

	•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships;

•	Managing operations and risks, including:

	•	the failure of the smart device market to develop;

	•	our inability to develop, market and sell new and enhanced products and services on a timely basis;

	•	changes in the mix of our services and product revenue, which have different gross margins;

	•	changes in demand for our products and services, including the early termination of customer contracts;

	•	increased competition and changes in our pricing as a result of increased competitive pressure;

	•	underestimates by us of the costs to be incurred in significant fixed-fee service projects; and

	•	varying customer buying patterns, which are often influenced by year-end budgetary pressures.

	•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends, in the event that customer projects are delayed, curtailed or discontinued;

In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

If we do not maintain a good relationship with Microsoft, our revenue could decrease and our business would be adversely affected.

For the years ended December 31, 2002, 2001 and 2000, approximately 16%, 40% and 58% of our revenue, respectively, was generated under our Master Agreement with Microsoft. We expect that service revenue from Microsoft will not be as significant as our historical experience because work plans under our Master Agreement have ended.

We also have entered into distribution agreements with Microsoft, which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. For the years ended December 31, 2002, 2001 and 2000, approximately 43%, 4% and 2% of our revenue, respectively, was generated under these distribution agreements. If these distribution agreements with Microsoft are terminated, our product revenue would decrease. Moreover, if these distribution agreements with Microsoft are not renewed on terms as favorable as current terms, our revenue could decrease, and our gross margins from these transactions, which are already low, would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number, 000-14278.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing our software products and services and may not receive developer releases of Windows CE, and our revenue and operating margins will suffer.

We also maintain a strategic relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software products and services to original equipment manufacturers and network operators could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for smart devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and operating margins would suffer.

If we are unable to license key software from third parties our business could be harmed.

We often integrate third-party software with our internally developed software to provide products and services for our original equipment manufacturer customers. If our relationships with our third-party vendors were to deteriorate, we might be unable to obtain licenses on commercially reasonable terms, if at all, for newer versions of their software required to maintain compatibility. In the event that we are unable to obtain additional licenses, we would be required to develop this technology internally, which could delay or limit our ability to introduce enhancements or new products or to continue to sell existing products.

Our software or hardware products or the third-party hardware or software integrated with our software products and services may suffer from defects or errors that could impair our ability to sell our software products and services.

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and rely on third-party manufacturers to manufacture our and our customers’ products, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profit margins could suffer.

As the developer of Windows, Microsoft could add features to its operating system or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our profit margins.

If the market for Windows Embedded operating systems fails to develop further, or develops more slowly than we expect, or declines, our business and operating results will be materially harmed.

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems, if the market for such operating systems fails to develop further, develops more slowly than we expect, or declines, our business and operating results will be significantly harmed. Market acceptance of Windows Embedded will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded market. As the developer and primary promoter of Windows CE, if Microsoft were to decide to discontinue or lessen its support of the Windows CE operating system, potential customers could select competing operating systems, which would reduce the demand for our Windows CE-based software products and services;

•	the ability of the Windows Embedded operating systems to compete against existing and emerging operating systems for the smart device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc. and Linux. In particular, in the market for palm-size devices, Windows Embedded operating system faces intense competition from PalmOS from Palm Incorporated, and to date has had limited success in this market. In the market for cellular phones, Windows Embedded operating systems faces competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows Embedded operating systems may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows Embedded operating systems; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to smart device end users than those available on Windows Embedded operating systems, potential purchasers could select competing operating systems over Windows Embedded operating systems.

Unanticipated delays, or announcement of delays, by Microsoft of Windows Embedded operating systems product releases could adversely affect our sales.

Unanticipated delays, or announcement of delays, in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft of delays could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and could cause our operating results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

     Our business could be adversely affected in the event that the financial condition of our customers erodes because such erosion could cause these customers to reduce their demand for our products or even terminate their relationship with us, and also could result in these customers being greater credit risks. As the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our products and services. While we believe that our allowance for doubtful accounts is adequate, these allowances may not cover actual losses, which could adversely affect our business. Moreover, our distribution of Microsoft licenses is a relatively low-margin business, and we face increased credit risk with the accounts receivable from certain customers.

Recent efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

Beginning in 2001, we initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand. There can be no assurance that we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could increase more quickly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to implement further streamlining of our expenses, to perform additional reductions in our work force, or to undertake additional cost-cutting measures.

Our revenue may continue to decline or we may not be able to return to profitability in accordance with our plans.

Our revenue declined 39% from 2001 to 2002 and 3% from 2000 to 2001. The decline in our revenue may continue in the future. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

If we fail to develop products successfully and in a timely manner, we will not be able to compete effectively and our ability to generate revenue will suffer.

The market for Windows-based embedded products and services is competitive, new and evolving. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that are appealing to our customers with acceptable features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we must delay releases of our products and product enhancements or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such deferrals or failures to purchase would decrease our revenue and our ability to generate product revenue will suffer.

If the market for smart devices fails to develop further, or develops more slowly than we expect or declines, our revenue will not develop as anticipated, if at all.

The market for smart devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not develop as anticipated, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based smart devices, which will depend on many factors, including:

•	the development of content and applications for smart devices;

•	the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	the evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

Our market is extremely competitive, which may result in price reductions, lower gross margins and loss of market share.

The market for Windows-based software products and services is extremely competitive. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of smart devices. Moreover, foreign competitors may be able to offer similar services to our customers at prices that are below our costs. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary solutions;

•	professional engineering services firms, domestic and foreign;

•	established smart device software and tools vendors; and

•	software and component distributors.

As we develop new products, particularly products focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft resulting in reduced opportunities for service revenue for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

Our reputation and revenue could be adversely affected if third-party manufacturers and suppliers were to fail in meeting their performance obligations.

We intend to leverage and rely upon third-party manufacturers to manufacture products for us and our customers to the extent we develop increasingly comprehensive, customized turnkey solutions for our customers. As a result, we would depend on third-party manufacturers to produce a sufficient volume of products in a timely fashion and at satisfactory quality levels. If these third-party manufacturers were to fail in producing quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we would rely on these third-party manufacturers to place orders with suppliers for the components they need to manufacture our technology in customers’ products. If they were to fail in placing timely and sufficient orders with suppliers, our revenue could suffer. Moreover, if alternative sources for components and elements of our technology were unavailable or financially prohibitive, the ability to maintain timely and cost-effective production of our customers’ products could be seriously harmed and our revenues and reputation could suffer as a result.

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

Foreign customers generated approximately 21% of our total revenue in 2002. Our international operations expose us to a number of risks, including the following:

•	greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	greater difficulty in managing foreign operations due to the lack of proximity between our home office and our foreign operations;

•	longer collection cycles than we typically experience in the U.S.;

•	unfavorable changes in regulatory practices and tariffs;

•	adverse changes in tax laws;

•	greater difficulty in managing foreign third-party manufacturing;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	general economic and political conditions in Asian and European markets.

These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

Recent acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies and/or operations of other companies in the past and may acquire or make investments in complementary companies, services and technologies in the future. If we fail to properly evaluate, integrate and execute acquisitions and investments, including these recent acquisitions, our business and prospects may be seriously harmed. In some cases, we have been required to implement reductions in force and office closures in connections with an acquired business, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from our day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant. In addition, acquisitions using debt or equity securities dilute the ownership of existing shareholders, which could affect the market price of our stock.

We may be subject to product liability claims that could result in significant costs.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services entail the risk of such claims and we may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed or fall outside the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

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

A continued decline in our stock price could cause us ultimately to be delisted from the NASDAQ National Market.

During 2002 to date, the market price for our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. If our stock price declines and remains below $1.00 for a period of thirty consecutive trading days, we face the possibility of receiving notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and is subject to delisting. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

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

BUSINESS

We provide products and services for the development and deployment of wireless and wireline smart devices that use Microsoft Windows Embedded operating systems, such as handheld data collection, digital entertainment, and mobile communication devices. We are one of the leading system integrators for the Microsoft Windows Embedded operating systems and technologies and are the leading distributor of Microsoft Windows Embedded operating systems and tools. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs), software developers and network operators. We believe customers are attracted to our products and services because we apply our more than nine years of Microsoft Windows Embedded device development experience to help bring customized smart devices and applications to market quickly and cost-effectively.

Leveraging our Microsoft Windows Embedded experience, we generate revenue in three distinct ways. First, we offer a wide range of services, including:

•	Hardware and software development services;

•	Systems integration;

•	Quality assurance;

•	Customer technical support; and

•	Platform development training.

Second, we license to OEMs, ODMs and network operators a wide range of our proprietary products, including:

•	Complete, customizable reference designs utilized to create smart devices such as smart phones, pocket PCs, portable data collection terminals, and kiosks;

•	Software applications that enhance the feature sets and usability of smart devices, including personal information managers, faxing capabilities, secure file systems, and backup and restore applications;

•	Software technologies that extend the features of smart devices, such as new universal serial bus (USB) and secure digital input/output (SDIO) peripherals;

•	Software enabling the low-level management and updating and synchronization of deployed smart devices; and

•	Software development and testing tools that facilitate the development of smart devices.

Third, we sublicense and distribute licenses for a wide range of third-party products, including:

•	Microsoft Windows CE.NET;

•	Microsoft Windows XP Embedded;

•	Microsoft Windows Server Appliance Kit; and

•	Insignia Geode Java Virtual Machine (under the BSQUARE JEM-CE brand).

We were incorporated in the State of Washington in July 1994. Our principal executive office is located at 3150 139th Avenue SE, Suite 500, Bellevue, Washington 98005, and our telephone number is (425) 519-5900.

Strategy

BSQUARE’s goal is to continue to enhance our position as a leading provider of complete smart device solutions. By leveraging the breadth and depth of our intellectual property and development capabilities, we believe we provide our customers with comprehensive and feature-rich device solutions in a reliable and cost-effective manner.

     Key elements to our strategy include:

•	Leveraging our expertise and product portfolio to provide “turnkey” solutions: We intend to leverage our product and service offerings to provide more comprehensive customized (turnkey) solutions to our customers. Using our substantial institutional knowledge about Microsoft Embedded operating systems and related technologies and our extensive portfolio of existing products and intellectual property, we are able to provide our customers with hardware and software solutions, which can be used for various applications. While we focus on the design and development of their products, our customers can be free to focus on their market and product requirements, getting their products to market more quickly. In addition, products can be manufactured for our customers by a contract manufacturer. The BSQUARE® Power Handheld Reference Design demonstrates the wide range of capabilities we have to provide turnkey solutions, and we intend to leverage our experience with the Power Handheld to increase these business opportunities.

•	Leveraging our Microsoft Windows Embedded licensing business to create additional sales opportunities: BSQUARE is currently the largest distributor of Microsoft Windows Embedded products in North America. The customers of our licensing business generally have well-defined needs and spending patterns. Not only is this business a source of direct revenue, but it also represents a significant opportunity for us to generate additional forms of revenue. By offering these existing customers additional BSQUARE products and services, we potentially increase margin contributions on a per customer basis.

•	Leveraging our existing strategic relationships to expand opportunities: As a result of the growth in our Microsoft Windows Embedded licensing business, we have reinvigorated our relationship with Microsoft, which we believe should help drive more business to BSQUARE in the future. We are expanding our co-marketing activities with Microsoft, which will not only help fortify our position in the industry but should also serve to expand the market available to BSQUARE. We also continue to strengthen our relationships with other key companies in our industry, such as Intel, Texas Instruments and Advanced Micro Devices. By aligning our strategies more carefully with these key companies, we believe we become a natural solutions provider for their customers.

Industry Background

As more businesses and consumers access the Internet, new ways of conducting business are emerging. Examples of users who are taking advantage of opportunities to communicate electronically include:

•	Businesses that use mobile computing devices to permit their employees to access server-based network applications and the Internet from remote sites;

•	Retail businesses that use point-of-sale terminals which connect to back office systems to provide real-time inventory tracking, automate their procurement processes and publish information instantly to both internal and external users via the Internet;

•	Healthcare professionals who use mobile computing devices to record and access patient information that can then be shared via internal networks and the Internet among a broader group of professionals; and

•	Consumers who use Internet-enabled television set-top boxes, smart cellular phones, gaming systems and other devices to access Internet content, communicate and conduct transactions online.

The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, smart devices is a new class of powerful technology. This includes smart phones, handheld and palm-size PCs, handheld industrial data collectors, consumer “Internet appliances” such as kiosk and point of sale terminals, Internet-enabled television “set-top boxes,” logistical and navigation devices, and Webpads. These smart devices are particularly attractive to business and consumer users because they are often less expensive than desktop and laptop computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for particular tasks. In addition, these devices are typically compatible with existing business information systems.

The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, each often designed for a specific market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can be integrated with a number of different smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of operating systems, specifically Windows CE, Windows NT Embedded and Windows XP Embedded, helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards; can be customized to operate across a variety of smart devices and integrate with existing information systems; offers Internet connectivity; and reduces systems requirements compared to traditional PC operating systems.

Services

We provide professional engineering services, such as custom development, product adaptations, and system quality assurance, to a diverse customer base. We focus on providing integration and support services to OEMs developing smart devices based on the Windows CE, Windows NT Embedded and Windows XP Embedded operating systems. For example, we have provided services to companies developing Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances, kiosk terminals, navigational devices in cars and trucks, and Windows-based terminals. Our software engineering projects require the use of our products, and we often retain a license or other proprietary rights in the resulting work product. In addition, we often provide support services and training with our software products and engineering services in an effort to complete smart device development and reduce the customer’s time-to-market.

During our first seven years that we were in business, the majority of our business was providing software development tools and related engineering services to Microsoft and numerous semiconductor vendors to support and enhance the development of the Windows CE operating system and the Microsoft Visual Tools series, a set of software development tools for use with the Windows CE operating system. These tools include compilers, linkers, runtime libraries, debuggers, and customizations to Platform Builder for Windows CE and integration of Windows CE with multiple microprocessors. Since July 2001 these service engagements have curtailed to an immaterial level - approximately 9 of our 135 engineers were involved in the development of the Windows CE operating system and accompanying tools for Microsoft at the end of 2002.

Products

We offer three categories of products that are used by our customers for the development and deployment of smart devices:

•	Smart device design packages and software applications. Our SmartBuild™ design packages provide complete “turn-key” hardware design and software solutions for developing Windows CE-based products in various form factors, including smart phones, Pocket PCs, webpads, data collection tablets, and portable data terminals. One example of a product based on our SmartBuild solution is the BSQUARE® Power Handheld, which is based on this comprehensive software solution kit complete with iWin graphic user interface, remote device administrator and customized engineering services with a hardware reference platform. In addition to the software stack and hardware design, we provide a wide range of commercially available personal productivity, utility and communications software to enhance the functionality and usefulness of Windows CE-based smart devices. SmartBuild design packages include BSQUARE software applications for faxing, printing, spreadsheet and utility functionality.

•	Development products. We provide software products that facilitate the integration of new hardware and peripherals into Windows operating systems including the CEValidator™ family of testing and verification tools for quality assurance; licensing and integration of wired and wireless connectivity technologies, or stacks for wireless connectivity and universal serial bus (USB); and user interface design, secure digital input and output (SDIO) capability and development tools.

•	Third-party software products. To augment our own software products and services, we have license and distribution agreements with third-party software vendors to provide our customers with additional features and functionality. Our ability to provide these third-party software products to OEMs in conjunction with our own software products and services, provides our original equipment manufacturer customers with a single source for software products and services for smart devices. We are currently a licensed distributor of operating systems and software applications developed by Microsoft, Insignia, Citrix, Socket, Communication Intelligence Corporation, Datalight, M-Systems, and RealNetworks.

Customers

Microsoft has been our largest customer to date, representing approximately 16%, 40%, and 58% of our total revenue in 2002, 2001 and 2000, respectively.

Other customers include OEMs, ODMs, network operators, and semiconductor vendors seeking to leverage the benefits of Windows-based operating systems to develop high quality, full-feature products that meet the requirements of numerous end-markets.

We maintain other strategic relationships with Microsoft to promote and license its Windows-based operating systems across a broad range of industries and applications. Our offerings to customers developing devices with Microsoft technology extends to the following:

•	Windows Embedded distributor. We are a licensed distributor of the Windows CE, Windows NT Embedded and Windows XP Embedded operating systems. As a result, we provide our customers with the opportunity to bundle the Windows Embedded operating systems in their smart devices.

•	Windows CE independent software vendor. We develop software applications for a wide variety of Windows CE-based smart devices, which we market under our brand names, including bFAX and bPRINT.

•	Development partner. Since our inception, we have been a “preferred Microsoft vendor” and have worked on a number of Windows CE-based projects for Microsoft and on the development of Windows CE-related software tools.

•	Systems integrator. We are one of a limited number of “Gold-level” members of the Microsoft Windows Embedded Partner program, as designated by Microsoft, helping customers such as OEMs bring smart devices to market quickly and cost effectively. We were named Windows Embedded Partner of the Year in the category of Systems Integrator by Microsoft in December 2001.

•	Windows CE training partner. BSQUARE is one of the few companies authorized by Microsoft to provide Windows CE training.

Sales and Marketing

We market our products and services in a variety of ways;

•	We market our services to OEMs, ODMs, network operators and semiconductor vendors through our direct sales force and various resellers;

•	We market our products and related services through our direct sales force, as well as through third-party representatives and distributors; and

•	We market our software applications bundled by OEMs onto particular smart devices or integrated with our smart device designs.

We have direct sales offices in the United States, Japan, and Taiwan. As of February 28, 2003, we had 39 employees in our sales and marketing departments. Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, an active public relations program, customer and strategic alliance partner co-marketing programs and a comprehensive website.

Research and Development

As of February 28, 2003, we had 73 engineers engaged in research and development. Our research and development teams are responsible for the design, development and release of our products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements.

Competition

We face competition from:

•	Our current and potential customers’ internal research and development departments that may seek to develop their own proprietary products and solutions;

•	Professional engineering services firms;

•	Established smart device software and tools manufacturers; and

•	Software and component distributors.

As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. We compete principally on the basis of the breadth of products and services offered, the experience of the providers, the quality of the products and services, the time-to-market and price. We believe we compete favorably in each of these areas.

Intellectual Property and Other Proprietary Rights

Our intellectual property is critical to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. There can, however, be no assurance that our efforts will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

We currently have a number of pending U.S. patent applications. We have five issued patents and a number of registered trademarks. We will continue to pursue registration of these and other marks. This report also contains other company and product names, which may be the trademarks of their respective owners.

Acquisitions

Infogation Corporation

On March 13, 2002, we acquired all of the issued and outstanding shares of Infogation Corporation, a developer of on-board and handheld vehicle navigation systems (telematics), for total consideration of $8.7 million, including 1.2 million shares of our common stock. We assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of our common stock. In addition, $300,000 of cash and 129,762 shares of common stock were held in escrow subject to terms and conditions of the merger agreement. The agreement contained a provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement.

Due to weaker-than-expected demand for telematics products and services, we reduced the number of telematics personnel to four at the end of 2002 and plan to eliminate the remaining positions in early 2003. In addition, we no longer expect to actively pursue telematics work.

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

BlueWater Systems, Inc.

On January 5, 2000, we acquired all of the issued and outstanding shares of BlueWater Systems, Inc., a privately held designer of software development tools for the creation of Windows-based smart devices. The transaction was effected through the exchange of 261,391 shares of our common stock and options to purchase an additional 21,793 shares of our common stock for all of the issued and outstanding shares and options to purchase shares of BlueWater. The acquisition was accounted for as a pooling of interests.

Internet Website

Our Internet website can be found at www.bsquare.com. We make available free of charge through our investor relations website at www.bsquare.com/ir, under “Financial Releases,” our annual reports on Form 10-K and quarterly reports on Form 10-Q, filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Employees

As of February 28, 2003, we had 204 employees, excluding independent contractors and other temporary employees, including 135 employees in software engineering services and research and product development, 39 employees in sales and marketing and 30 employees in general and administrative services (including executive officers). Of these employees, 176 are located in the United States, 19 are located in Japan and 9 are located in Taiwan. In addition, from time to time, we employ temporary employees and consultants.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of February 28, 2003.

Name	Age	Position

William T. Baxter	39	Chairman of the Board, President and Chief Executive Officer
Jeffrey T. Chambers	47	Director
Scot E. Land	48	Director
William L. Larson	46	Director
Elwood D. Howse, Jr.	63	Director
Elliott H. Jurgensen, Jr.	58	Director
James R. Ladd	59	Senior Vice President, Finance & Operations, Chief Financial Officer, Secretary and Treasurer
Kent A. Hellebust	44	Senior Vice President, Marketing and Product Management
Scott E. Bufkin	50	Vice President, Professional Engineering Services
Brian T. Crowley	42	Vice President, Product Development
Brian M. Deutsch	41	Vice President, Wireless Services
Tracy A. Rees	41	Vice President, Sales

William T. Baxter co-founded BSQUARE in July 1994 and has served as our President, Chief Executive Officer and Chairman of the Board since our inception (with the exception of the period of April 2001 to September 2001, during which time he served as Chief Executive Officer and Chairman of the Board). From June 1993 to October 1994, Mr. Baxter served as Principal Engineer at Digital Equipment Corporation, a manufacturer of business and networking computer systems. Between February 1990 and May 1993, Mr. Baxter served as Manager of Compiler Development at Intergraph Corporation, a developer and manufacturer of interactive computer graphics systems. Mr. Baxter holds a B.S. and M.S. in computer science from the University of Wyoming.

Jeffrey T. Chambers has been a director of BSQUARE since February 1998. Mr. Chambers was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of TA Associates, Inc., a private equity firm, prior to our initial public offering. Mr. Chambers has been employed by TA Associates or its predecessor since 1980, where he currently serves as a managing director. In addition to BSQUARE, Mr. Chambers currently serves as a director of several privately held companies. Mr. Chambers holds a B.A. from Harvard University and a M.B.A. from Stanford University.

Scot E. Land has been a director of BSQUARE since February 1998. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm, prior to our initial public offering. Mr. Land is currently a managing director of Encompass Ventures, an affiliate of Encompass Group, a position he has held since September 1997. Prior to joining Encompass, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a publicly traded company founded by Mr. Land in October 1988 that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of Radiant Communications Corp. and several privately held companies.

William L. Larson has been a director of BSQUARE since September 1998. Mr. Larson is currently a private investor. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he also served as President and a director from October 1993 to January 2001 and as Chairman of the Board from April 1995 to January 2001. Mr. Larson also served as Chairman of the Board of McAfee.com Corporation a software company, from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as a Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to that, Mr. Larson held various executive positions at Apple Computer, Inc. and Spinnaker Software and was a

consultant with Bain & Company. Mr. Larson holds degrees from Stanford Law School and the Wharton School of Finance and Commerce at the University of Pennsylvania. Mr. Larson is a member of the California Bar Association and serves on the boards of several technology companies, including Backweb Technologies Ltd.

Elwood D. Howse, Jr. has been a director at BSQUARE since November 2002. Mr. Howse is currently President of Cable & Howse, LLC, a Northwest venture capital management firm, a position he has held since 1981. Mr. Howse has also served as a director of ImageX, a provider of online solutions for distribution, management and production of sales and marketing materials, since December 1996, of OrthoLogic Corporation, a provider of orthopedic rehabilitation products, since September 1987, and of Applied Microsystems Corporation, an embedded systems solutions provider to the electronics industry, since February 1992. In addition, he also serves as a director of several private companies and charitable institutions. Mr. Howse received both a B.S. in engineering and a M.B.A. from Stanford University.

Elliott H. Jurgensen, Jr. has been a director at BSQUARE since January 2003. Mr. Jurgensen recently retired from KPMG LLP after 32 years, including 23 years as a partner. During his career he has held a number of leadership roles, including National Partner in Charge of KPMG’s Hospitality Industry Practice from 1981 to 1993, Managing Partner of the Bellevue, Washington office from 1982 to 1991 and Managing Partner of the Seattle, Washington office from 1993 to 2002. His professional experience focused on providing business advisory and audit services to clients ranging from emerging businesses to large multinational public companies. His industry experience includes software, e-commerce, life sciences, hospitality, long-term care and manufacturing. He has been actively involved in a number of business, civic and charitable organizations and is currently Treasurer of WSA (formerly the Washington Software Alliance). Mr. Jurgensen has a B.S. in accounting from San Jose State University and is a Certified Public Accountant.

James R. Ladd has been our Senior Vice President, Finance & Operations, Chief Financial Officer, Secretary and Treasurer since April 2002. From 1997 to 2001 Mr. Ladd served as President and Chief Executive Officer of EnCompass Globalization Inc., which provided services to convert U.S. software and websites for foreign markets. Mr. Ladd has also served as an international business consultant, and for 16 years was a partner in Deloitte & Touche, an international accounting and consulting firm in which he was Managing Partner of the Tokyo and Seattle offices and held other management roles. Mr. Ladd is currently chairman of the University of Washington’s Global Business Advisory Board and a trustee of the United Way of King County Endowment Fund. Mr. Ladd holds a B.A. in Accounting from Duke University and is a Certified Public Accountant.

Kent A. Hellebust has been our Senior Vice President, Marketing and Product Management since May 2002. From January 2002 to April 2002 Mr. Hellebust served as the head of the 802.11 initiative at Starbucks Corporation, a provider of coffee and coffee-related products, where he led the market targeting and deployment of the world’s largest wireless broadband network. From August 1999 to May 2001, Mr. Hellebust served as the Executive Vice President of Wireless Services at Infospace, Inc., a provider of internet-related content and services. Mr. Hellebust also served as Vice President of Innovation Services at AT&T Wireless Services, Inc., a telecommunications company, from August 1995 to July 1999. Mr. Hellebust holds an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Wesleyan University.

Scott E. Bufkin has been our Vice President, Professional Engineering Services since November 2001, and from January 1997 to November 2001, Mr. Bufkin held various other positions with us. From January 1992 to January 1997, Mr. Bufkin was an engineering manager and program manager at Intermec Corporation, an automated identification company, and from September 1988 to January 1992, he served in management positions at ESCA Corporation, a developer of control systems for electric utilities. Mr. Bufkin holds a B.S. in Computer Science from Texas A&M University.

Brian T. Crowley has been our Vice President, Product Development since April 2002. From December 1999 to April 2002, Mr. Crowley held various positions at DataChannel, a market leader in enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999, Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University.

Brian M. Deutsch has been our Vice President, Wireless Services since July 2002, and from May 2001 to July 2002, Mr. Deutsch served as our Vice President, General Manager of Device Solutions. From May 1999 to May 2001, Mr. Deutsch was the Chief Executive Officer and a founder of Sageport, Inc., a provider of Internet technology. From April 1997 to January 1999, he was interim Chief Executive Officer of another company he co-founded, TeamVision, Inc., a provider of advanced adaptive knowledge networks and applications for companies such as Boeing and NASA. From September 1989 to May 1999, Mr. Deutsch served as Chief Executive Officer of Foursum International, a designer and manufacturer of public telephony products and services. From 1992 to 1996, Mr. Deutsch was Chief Executive Officer of American Wireless Corp., a wireless technology start-up, which he co-founded. Mr. Deutsch holds a B.S. in Electrical Engineering from the University of Miami.

Tracy A. Rees has been our Vice President, Sales since February 2003. From May 2002 to February 2003 Mr. Rees served as our Director, Microsoft Licensing. From August 2001 to May 2002, Mr. Rees served as President and Director and from August 1999 to August 2001 as Vice President, Sales and Marketing at Anna Technology, a provider of system design and integration services, education services, and software for manufacturers of smart devices. Mr. Rees served as Director, Electronic Products at PG Design Electronics, a manufacturer of industrial PCs, memory modules, and other computer devices, from October 1998 to August 1999. From October 1995 to July 1998, Mr. Rees served as Vice President, Sales and Marketing at Magnetec Corporation, a division of Transact Technology, a company which designs, develops, manufactures and markets transaction-based printers. Mr. Rees holds a B.S. from the State University of New York.

Item 2. Properties.

Our corporate headquarters are located in approximately 92,800 square feet of space in a single location in Bellevue, Washington, pursuant to leases, which expire in 2004. We lease approximately 20,000 square feet in Sunnyvale, California, which was previously used as a research and development and service facility under a lease agreement which expires in December 2005. In addition, we lease office space domestically in Eden Prairie, Minnesota and San Diego, California and internationally for sales offices in Tokyo, Japan and Taipei, Taiwan. The annual cost of these leases totals approximately $5.8 million, subject to annual adjustments. As of February 28, 2003, we had excess space of approximately 31,000 square feet at our corporate headquarters in Bellevue, Washington, 20,000 square feet in Sunnyvale, California and 15,700 square feet in San Diego, California. All of the excess space is currently being offered for sublease.

Item 3. Legal Proceedings.

In summer and early fall of 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. We dispute the allegation of wrongdoing in this company and intend to defend this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

On February 28, 2003, we, our Chief Executive Officer and our former Chief Financial Officer (the “Individuals”), together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in our initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or co-lead underwriter of an IPO. The complaint alleges claims against us and the Individuals for violations of the Securities Act of 1933 and/or violations of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint also alleges claims based on common law theories of fraud, negligent misrepresentation, respondeat superior, as well as Florida state securities laws. The complaint alleges that the defendants disseminated false and misleading information to the public, which misrepresented our initial public offering price and our financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate our stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. We dispute the allegation of wrongdoing in this company and intend to vigorously defend this action. Again, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

On November 6, 2002, we filed a complaint in King County Superior Court against Lineo, Inc. (“Lineo”) and The Canopy Group, Inc. (“Canopy”) seeking repayment of an advance in the amount of $1.8 million (plus costs and expenses) made by us to Lineo in connection with our potential acquisition of Lineo. The advance was guaranteed by Canopy. Subsequently, on February 19, 2003, Embedix, Inc., the alleged successor-in-interest to Lineo, filed a complaint against us in United States District Court, Central Division, District of Utah, alleging securities law violations and related state law claims in connection with the same transaction. We believe the complaint is without merit and intend to defend these claims vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Market Prices of Common Stock

Our common stock is traded on the NASDAQ National Market under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ National Market. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ending December 31, 2002:
First Quarter	$4.15	$2.98
Second Quarter	$4.13	$1.74
Third Quarter	$2.19	$0.72
Fourth Quarter	$1.50	$0.83
Fiscal Year Ending December 31, 2001:
First Quarter	$12.63	$5.47
Second Quarter	$15.85	$6.90
Third Quarter	$10.80	$2.03
Fourth Quarter	$4.49	$2.13

Holders

As of February 28, 2003 there were approximately 163 record owners of our common stock.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

		Year Ended December 31,

	2002	2001	2000	1999(1)	1998 (1)

		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$37,506	$61,852	$63,502	$41,406	$25,937
Cost of revenue	30,795	32,682	29,786	19,509	11,363

Gross profit	6,711	29,170	33,716	21,897	14,574
Operating expenses:
Research and development	16,692	12,761	9,259	7,506	4,438
Selling, general and administrative	19,230	19,241	17,229	12,518	6,996
Acquired in-process research and development	1,698	—	4,100	—	—
Amortization of intangible assets	1,380	5,745	2,920	—	—
Impairment of goodwill and other intangible assets	6,472	1,336	—	—	—
Restructuring and other related charges	16,249	6,707	—	—	—

Total operating expenses	61,721	45,790	33,508	20,024	11,434

Income (loss) from operations	(55,010)	(16,620)	208	1,873	3,140
Investment income (expense), net	(1,900)	2,657	3,282	926	326
Acquisition-related expense	—	—	(620)	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(56,910)	(13,963)	2,870	2,799	3,466
Income tax benefit (provision)	(1,696)	3,679	(2,136)	(1,104)	(1,166)

Income (loss) before cumulative effect of change in accounting principle	(58,606)	(10,284)	734	1,695	2,300
Cumulative effect of change in accounting principle	(14,932)	—	—	—	—

Net income (loss)	$(73,538)	$(10,284)	$734	$1,695	$2,300

Basic earnings (loss) per share	$(2.02)	$(0.30)	$0.02	$0.08	$0.12

Diluted earnings (loss) per share	$(2.02)	$(0.30)	$0.02	$0.06	$0.08

Shares used in calculation of earnings (loss) per share:(2)
Basic	36,413	34,314	33,275	21,430	18,633

Diluted	36,413	34,314	35,932	30,800	27,736

			December 31,

	2002	2001	2000	1999(1)	1998(1)

			(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$35,425	$69,711	$72,351	$82,972	$7,056
Working capital	27,957	74,887	76,560	81,675	10,527
Total assets	53,597	115,666	122,262	96,642	16,448
Long-term obligations, net of current portion	5,431	3,087	353	—	289
Mandatorily redeemable convertible preferred stock	—	—	—	—	14,417
Shareholders’ equity (deficit)	32,634	98,821	108,347	89,125	(965)

(1)	Reflects restatement for 2000 business acquisition accounted for under the pooling-of-interests method.

(2)	For further discussion of earnings (loss) per share, see Notes 1 and 14 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes.

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize product revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on our part. We also enter into multiple element arrangements in which a customer purchases a combination of software licenses, post-contract customer support (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting and development services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contractual term, typically one to two years. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

Service revenue from fixed-priced consulting contracts is recognized using the percentage of completion method. Percentage of completion is measured monthly based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Losses on fixed-priced contracts are recognized in the period when they become known.

We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating our software, if collection of such revenue is deemed probable.

Deferred revenue includes deposits received from customers for service contracts and unamortized service contract revenue, customer advances under OEM licensing agreements and maintenance revenue. In cases where we will provide a specified free upgrade to an existing product, we defer revenue until the future obligation is fulfilled.

Estimated costs of future warranty claims and claims under indemnifications in connection with certain licensing agreements are accrued based on historical experience.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

Long-Lived Assets

We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or the strategy for our overall business. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates.

Accounting for Goodwill and Certain Other Intangibles

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite life intangible assets will be reviewed for impairment on October 1st of each year. In calculating our impairment losses, we evaluated the fair value of the relevant reporting units by estimating the expected present value of their future cash flows.

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition costs of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently-available information.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We provided full valuation allowances on deferred tax assets during 2002 because of our uncertainty regarding their realizability based on our estimates.

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

	As a Percentage of Total
		Revenue
	Year Ended December 31,

	2002	2001	2000

Consolidated Statement of Operations Data:
Revenue:
Service	48%	87%	90%
Product	52	13	10

Total revenue	100	100	100

Cost of revenue:
Service	45	50	44
Product	37	3	3

Total cost of revenue	82	53	47

Gross profit	18	47	53
Operating expenses:
Research and development	45	21	15
Selling, general and administrative	51	31	27
Acquired in-process research and development (1)	5	—	6
Amortization of intangible assets (2)	4	9	5
Impairment of goodwill and other intangible assets	17	2
Restructuring and other related charges	43	11	—

Total operating expenses	165	74	53

Income (loss) from operations	(147)	(27)	—
Investment income (expense), net	(5)	4	5
Acquisition related expense (2)	—	—	(1)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(152)	(23)	4
Income tax benefit (provision)	(4)	6	(3)

Income (loss) before cumulative effect of change in accounting principle	(156)	(17)	1
Cumulative effect of change in accounting principle	40	—	—

Net income (loss)	(196)%	(17)%	1%

(1)	The consolidated statements of operations include a charge of $1.7 million (5% of total revenue) and $4.1 million (6% of total revenue) for the years ended December 31, 2002 and 2000, respectively, for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002 and Mainbrace Corporation in May 2000, respectively.

(2)	The consolidated statements of operations for the year ended December 31, 2000 include a charge of $620,000 (1% of total revenue) of acquisition-related expenses associated with a pooling of interests transaction.

Comparison of the Years Ended December 31, 2002, 2001 and 2000

Revenue

Total revenue consists of service and product revenue. Service revenue is derived from hardware and software development consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists of third-party product distribution, software licensing fees and royalties from our software development tool products, debugging tools and applications and smart device reference designs.

Total revenue was $37.5 million, $61.9 million and $63.5 million in 2002, 2001 and 2000, respectively, representing decreases of 39% and 3% for 2002 and 2001, respectively. These decreases were due primarily to reductions in the volume of services provided to Microsoft Corporation. Microsoft accounted for 16%, 40% and 58% of total revenue in 2002, 2001 and 2000, respectively. We expect that service revenue from Microsoft will not be as significant a percentage of our total revenue as our historical experience because workplans under our Microsoft Master Agreement, which defines our service volume and fees, have ended.

Revenue from customers outside of the United States was $7.8 million, $20.9 million and $13.5 million in 2002, 2001 and 2000, respectively, representing a 63% decrease and 54% increase for 2002 and 2001, respectively. The decrease in international revenue from 2001 to 2002 was due to a decrease in the number and size of software service projects with international porting partners. The increase in international revenue from 2000 to 2001 was the result of an increase in the number and size of software integration service and product contracts with porting partners and OEMs in Asia and Europe. We expect international sales will continue to represent a significant portion of revenue, although its percentage of total revenue may fluctuate from period to period.

Service revenue

Service revenue was $18.0 million, $53.8 million and $57.2 million for 2002, 2001 and 2000, respectively, representing decreases of 66% and 6% for 2002 and 2001, respectively. These decreases were due primarily to reductions in Microsoft service projects, and to an overall decline in demand for our services as a result of the decline in the U.S. and international business economies.

Product revenue

Product revenue was $19.5 million, $8.1 million and $6.3 million in 2002, 2001 and 2000, respectively, representing increases of 141% and 28% for 2002 and 2001, respectively. As a percentage of total revenue, product revenue was 52% in 2002, 13% in 2001 and 10% in 2000. These increases were primarily due to increased sales of third-party product software, our intelligent computing device integration tool kits, CE Validator quality assurance test suites, our software licenses and to the expansion of our product offerings. As a percentage of product revenues, third-party product revenues were 78%, 33% and 18% in 2002, 2001 and 2000, respectively. In 2002, third-party product sales increased 472% as a result of increased sales of Microsoft and other third-party software products following the failure of a competitor and our acquisition of its customer list in the second quarter of 2002. We expect third-party software sales to continue to be a significant percentage of our total annual revenue.

Gross Profit

Gross profit is revenue less the cost of revenue, which consists of cost of services and cost of products.

•	Cost of services consists primarily of salaries and benefits for our software engineers, plus related facilities and depreciation costs.

•	Cost of products consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals.

Gross profit was $6.7 million, $29.2 million and $33.7 million in 2002, 2001 and 2000, respectively, representing decreases of 77% and 13% for 2002 and 2001, respectively. Gross margin was 18%, 47% and 53% of revenue in 2002, 2001 and 2000, respectively. These decreases are primarily due to reduced volume of Microsoft services, higher costs per employee and excess service capacity. In addition, in 2002 third-party product revenue increased as a percentage of our total sales and the majority is from the distribution of Microsoft licenses, which generate lower margins.

Operating Expenses

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and related facilities and depreciation costs.

Research and development expenses were $16.7 million, $12.8 million and $9.3 million in 2002, 2001 and 2000, respectively, representing increases of 31% and 38% for 2002 and 2001, respectively. As a percentage of our revenue, research and development expenses represented 45%, 21% and 15% in 2002, 2001 and 2000, respectively. In 2002, these percentage increases were due primarily to increases in our research and development activities for new products such as our Power Handheld Reference Design and the overall decline in our total revenue. In 2001, these increases were due primarily to higher payroll costs per person, re-deployment of software engineers to research and development projects, and higher facilities costs related to our expansion, which was initiated during the latter half of 2000, of our research and development efforts from Bellevue, Washington to the Silicon Valley area in California, where both payroll and facilities costs were substantially higher. We believe that as a result of restructuring reductions in our developer workforce and our more focused development initiatives, our future research and development expenses will be lower than in 2002.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $19.2 million, $19.2 million and $17.2 million in 2002, 2001 and 2000, respectively, representing no significant change in 2002 and a 12% increase in 2001. Selling, general and administrative expenses represented 51%, 31% and 27% of our total revenue in 2002, 2001 and 2000, respectively. As a percentage of revenue, the annual increases were due primarily to our decreasing revenue, higher facility costs and our increased level of marketing and sales efforts in each year. Although there was no significant change in 2002 in total selling, general and administrative expenses, we initiated restructuring steps that reduced our personnel and facilities during 2002 that we believe will result in lower expenses in 2003. The increase in 2001 in total selling, general and administrative expenses was primarily due to increases in sales and marketing personnel, product launches and increased marketing activities, including trade shows, public relations and other promotional expenses.

Acquired in-process research and development and amortization of intangible assets

On March 13, 2002, we acquired Infogation Corporation in a purchase transaction valued at approximately $8.7 million. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $1.7 million to acquired in-process research and development, $6.8 million to goodwill and other intangible assets and $200,000 to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and was recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Due to weaker-than-expected demand for telematics products and services, we reduced the number of telematics personnel to four at the end of 2002 and plan to eliminate the remaining positions in early 2003. In addition, we no longer expect to actively pursue telematics work.

On May 24, 2000, we acquired Mainbrace Corporation, a software firm delivering product solutions to high-volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $4.1 million to acquired in-process research and development, $19.7 million to goodwill and other intangible assets and $1.0 million to working capital and tangible assets. The amount allocated to in-process research and development was determined by an independent valuation and was recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

Impairment of goodwill and other intangible assets

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

Restructuring Charges

We initiated several reductions in our workforce in 2002 and 2001 due to the economic slowdown in the U.S. and international business environment, as well as the reduction of our business with Microsoft.

On December 16, 2002, we announced a company-wide reduction in workforce of approximately 25% to be completed by February 14, 2003. 50 employees were involuntarily terminated in the fourth quarter of 2002, with 20 more to be involuntarily terminated in the first quarter of 2003. In connection with this reduction in force, we recorded a restructuring charge of $4.2 million in the fourth quarter of 2002, consisting of $1.1 million for severance and other benefit payments, $1.9 million for excess facilities and additional changes in prior estimates relating to non-cancelable leases and $1.2 million for property and equipment to be disposed of or abandoned.

On July 17, 2002, we announced a company-wide reduction in workforce of approximately 30% to be completed by December 31, 2002. 60 employees were involuntarily terminated in the third quarter of 2002, with 50 more involuntarily terminated in the fourth quarter of 2002. These reductions resulted in the curtailment of certain research and development initiatives and reductions in our engineering services, sales, general and administrative departments. In connection with this reduction in force, we recorded a restructuring charge of $9.9 million in the third quarter of 2002, consisting of $1.5 million for severance and other benefit payments, $6.4 million for excess facilities primarily relating to non-cancelable leases and early lease termination fees, and $2.0 million for property and equipment to be disposed of or abandoned.

On January 8, 2002, we completed a company-wide reduction in workforce of approximately 100 employees, representing approximately 20% of our total employees at the time, including the closure of our 25-person professional engineering service facility in Eden Prairie, Minnesota. A restructuring charge of $2.2 million was recorded in the first quarter of 2002, which included $1.1 million for severance and other benefits paid by us and $1.1 million for excess facilities under non-cancelable leases.

On July 17, 2001 we completed a company-wide reduction in workforce and recorded a total restructuring charge of $6.7 million relating to severance, abandoned property and equipment and consolidation of excess facilities and other costs.

Other Income (Expense), Net

Investment income (expense), net was $(1.9) million, $2.7 million and $3.3 million in 2002, 2001 and 2000, respectively, representing decreases of 170% and 18% for 2002 and 2001, respectively. The 2002 and 2001 decreases were due primarily to lower average cash, cash equivalent and short-term investment balances due to our use of cash for operations and acquisitions. In 2002 we also recorded a charge of $3.5 million for the impairment of the carrying value of cost-based investments.

In January 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. In connection with the acquisition, we incurred $620,000 of acquisition-related costs, which were charged to operations in 2000.

Income Taxes

Our federal, state and foreign income taxes were a provision of $1.7 million for 2002, a benefit of $3.7 million for 2001 and a provision of $2.1 million for 2000, yielding an effective rate of 3.0%, (26.3)% and 74.4% in 2002, 2001 and 2000, respectively. The tax provision for 2002 of $1.7 million primarily relates to the deferred tax provision of $4.7 million for the valuation allowance provided on previously recorded net deferred tax assets, offset in part by the benefit of $2.9 million for net operating loss carrybacks. The benefit for 2001 results primarily to our ability to carry back the net operating losses generated in that year to recapture taxes paid in prior years. In 2000 our provision was positively affected by interest income earned on tax-advantaged municipal securities held in our short-term investment portfolio, and was negatively affected by the non-deductibility of in-process research and development and amortization of intangible assets.

We provided full valuation allowances on deferred tax assets during 2002 because of uncertainty regarding their realizability. The increase in the valuation allowance on our deferred tax assets was $25.7 million during 2002 and $450,000 in 2001. At December 31, 2002 we had approximately $47.9 million of net operating loss carryforwards, which begin to expire in 2022.

Cumulative effect of change in accounting principle

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SAFS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found instances of impairment in our recorded goodwill. Accordingly, during the third quarter of 2002, we completed our evaluation of goodwill and other intangible assets acquired in prior years. As a result, we retroactively recorded an impairment loss of $14.9 million as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Pro Forma Net Income (Loss)

Our management uses pro forma measures internally to evaluate our performance, prepare and measure our operating plan and manage our operations. Our management believes pro forma measures provide useful information to investors regarding our results of operations because pro forma results exclude certain items that are unpredictable and outside of our control, not settled in cash, or both. Pro forma results exclude the effect of restructurings and certain other non-cash charges. This pro forma information is not presented in accordance with accounting principles generally accepted in the United States or the recently issued SEC final rule promulgated under Section 401(b) of the Sarbanes-Oxley Act, which is not in effect until fiscal 2003. Pro forma results are provided as a complement to results provided in accordance with accounting principles generally accepted in the United States. All pro forma results are derived from information presented in our financial statements. For information about our financial results, as reported in accordance with accounting principles generally accepted in the United States, see Item 8 of Part II, “Financial Statements and Supplementary Data.”

The following table provides our pro forma results (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income (loss)	$(73,538)	$(10,284)	$734
Acquired in-process research and development	1,698	—	4,100
Amortization of intangible assets	1,380	5,745	2,920
Revaluation of investments	3,476	1,336	—
Impairment of goodwill	6,472	—	—
Restructuring and other related charges	16,249	4,360	—
Cumulative effect of change in accounting principle	14,932	—	—
Amortization of deferred stock-based compensation	109	193	554
Acquisition-related expense, net of tax effect	—	—	515

Pro forma net income (loss)	$(29,222)	$1,350	$8,823

Diluted pro forma earnings (loss) per share	$(0.80)	$0.04	$0.25

Shares used in calculation of diluted pro forma earnings (loss) per share:	36,413	35,974	35,932

Liquidity and Capital Resources

As of December 31, 2002, we had $35.4 million of cash, cash equivalents, restricted cash, and short-term investments compared to $69.7 million at December 31, 2001. Our working capital at December 31, 2002 was $28.0 million compared to $74.9 million at December 31, 2001.

Prior to 2002, we financed our operations and capital expenditures primarily through cash flow from operations. In 2002 our operating activities resulted in cash outflow of $35.3 million primarily due to our net operating loss of $73.5 million offset primarily by the non-cash charge of $14.9 million for a cumulative effect change in accounting principle and a charge of $16.2 million for restructuring. In 2001, cash provided by operating activities resulted primarily from loss from operations excluding the amortization of intangible assets and non-cash impairment charges. In 2000, cash provided by operating activities resulted primarily from income from operations excluding acquired in-process research and development, the amortization of intangible assets and the tax benefit from the exercise of stock options as well as increases in deferred revenue.

Investing activities provided cash of $14.8 million in 2002, and used cash of $13.7 million in 2001 and $30.0 million in 2000. Investing activities for 2002 included $2.2 million used for purchases of leasehold improvements and capital equipment, $3.9 million of cash used for the acquisition of Infogation Corporation and $21.0 million provided by maturities of short-term investments. Investing activities for 2001 included $4.9 million in purchases of leasehold improvements and capital equipment and $2.2 million in net cash used for the acquisition of a smaller-scale company and for strategic investments. Investing activities in 2000 included $14.3 million in net cash used in connection with the acquisition of Mainbrace Corporation, $8.5 million used for the acquisition of smaller-scale companies and strategic investments, and $1.8 million used for capital equipment purchases.

Financing activities generated $1.1 million in 2002 through the issuance of shares under our employee stock purchase plan and the exercise of stock options. Financing activities generated $1.8 million in 2001, primarily through the issuance of shares under our employee stock purchase plan and the exercise of stock options, partially offset by repayment of loans. Financing activities generated $3.3 million in 2000 through the issuance of shares under our employee stock purchase plan, the exercise of stock options, and the exercise of warrants by former BlueWater Systems, Inc. shareholders.

In 2002 we paid a total of $7.6 million for restructuring related costs, including $1.8 million for an early lease termination. As of December 31, 2002, we had accrued $11.1 million in estimated remaining restructuring-related costs, consisting of $1.3 million for unpaid employee separation costs, $7.6 million for excess facilities primarily related to non-cancelable leases, and $2.2 million for early lease termination fees discussed in the following paragraph. We expect the employee separation costs to be paid within the first quarter of 2003 and the excess facilities costs to be paid over the remaining terms of leases through 2005.

As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating leases. In September 2002, we executed an amendment to the terms of the lease for our corporate offices in Bellevue, Washington, which allowed us to surrender approximately 56,700 square feet of unused office space at the end of 2002 and the remainder of our current space as of December 31, 2004, almost five years earlier than the original termination date. To achieve these terms, we agreed to pay $4.3 million, of which $1.8 million was paid in September 2002 and the remaining $2.5 million will be paid in quarterly installments through 2004. We also have lease commitments for office space in Sunnyvale, California; Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. The annual obligation under these leases total approximately $5.8 million, subject to annual adjustments.

As of December 31, 2002, we had pledged a total of $5.9 million to banks as collateral for letters of credit issued to landlords as deposits against our lease commitments. The pledged cash is recorded as restricted cash. Although we have no other material commitments, we anticipate a continuation of capital expenditures to support new and continuing business initiatives.

In 2002 we elected not to renew a $5.0 million secured revolving bank line of credit. The line of credit had been secured by substantially all our assets and carried certain other restrictive terms and conditions, with which we were in compliance.

Our revenue declined 39% in 2002 and 3% in 2001. Revenue has not grown since 2000. Our revenue may continue to decline in light of the slowdown in the U.S. and international economies. We expect that our expenses will decrease in the foreseeable future as a result of our reductions in headcount throughout 2002. However, even with this reduction in expenses, if our revenues continue to decline at their current levels or faster than we reduce our costs, we will continue to experience losses and will be required to use our existing cash to fund those losses.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 12 months. We believe that we will be able to meet our cash needs after that time from those sources and cash generated from operations and we do not currently expect to need to raise additional capital. If we do seek to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

Recent Accounting Pronouncements

In April 2002, the Federal Accounting Standards Board, or FASB, issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases.” We have evaluated the impact of these changes and do not expect the pronouncement to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We adopted the provisions of SFAS 146 effective January 1, 2003. We do not expect the pronouncement to have a material impact on our consolidated financial position, results of operations or cash flows, however, the adoption of this standard could impact the timing and amounts recognized for future exit or disposal activities, if any.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1)

the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We do not expect the provisions of this consensus to have a significant effect on our financial position or operating results.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for our 2002 financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We are still assessing the potential impact on our results from operations from the adoption of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our financial reports for the quarter ended March 31, 2003. As the adoption of this standard involves disclosures only, we do not expect it to have a material impact on our consolidated results of operations, financial position or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the beginning of the third quarter of 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not believe there will be a material effect upon our financial condition or results of operations from the adoption of the provisions of FIN 46.

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

The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2002 and 2001. This table does not include money market funds, as those funds are not subject to market risk.

	Maturing in

	Three Months	Three Months	Greater Than		Fair
	or Less	to One Year	One Year	Total	Value

		(dollars in thousands)
As of December 31, 2002
Included in cash and cash equivalents	$10,571	—	—	$10,571	$10,574
Weighted average interest rate	1.4%	—	—
Included in short-term investments	$4,273	$8,461	$4,642	$17,376	$17,315
Weighted average interest rate	3.2%	3.6%	3.8%
As of December 31, 2001
Included in cash and cash equivalents	$25,548	—	—	$25,548	$25,515
Weighted average interest rate	2.1%	—	—
Included in short-term investments	$13,566	$13,156	$12,686	$39,408	$39,084
Weighted average interest rate	4.9%	3.3%	3.6%

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2002 was not material.

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

Item 8. Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of BSQUARE Corporation:

We have audited the accompanying consolidated balance sheet of BSQUARE Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BSQUARE Corporation for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements before the reclassification adjustment described in Note 1 and the supplemental disclosures provided in Note 4.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangibles in connection with the adoption of Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

As discussed above, the financial statements of BSQUARE Corporation as of December 31, 2001, and for each of the two years then ended were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures related to the disclosures in Note 4 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense, including any related tax effects, recognized in those periods related to goodwill, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings (loss)-per-share amounts. As described in the last paragraph of Note 1, certain 2001 accrued restructuring costs have been reclassified to long term liabilities. Our audit procedures with respect to the reclassification adjustment were to evaluate the classification of the restructuring liabilities based on the timing of related payments. In our opinion, the disclosures for 2001 and 2000 in Note 1 and 4 and the accrued restructuring reclassification adjustment are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to the disclosures and the accrued restructuring reclassification adjustment, referred to above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

January 22, 2003, except for the last two paragraphs of
     Note 7, as to which the date is February 28, 2003
Seattle, Washington

REPORT OF PRIOR INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 25, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

ARTHUR ANDERSEN LLP

Seattle, Washington,
January 25, 2002

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$11,041	$30,303
Restricted cash	2,582	—
Short-term investments	18,444	39,408
Accounts receivable, net of allowance for doubtful accounts of $1,721 in 2001 and $860 in 2002	6,494	8,833
Income taxes receivable	2,934	1,469
Prepaid expenses and other current assets	1,966	2,840
Deferred income tax asset	28	5,792

Total current assets	43,489	88,645

Furniture, equipment and leasehold improvements, net	3,124	6,509
Restricted cash	3,358	—
Investments	210	2,319
Goodwill, net	—	15,713
Intangible assets, net	850	1,856
Deposits and other assets	2,566	624

Total assets	$53,597	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,942	$435
Accrued compensation	3,079	3,570
Accrued restructuring costs, current portion	5,659	1,447
Accrued expenses	3,204	4,291
Deferred income taxes	28	1,071
Deferred revenue	1,620	2,944

Total current liabilities	15,532	13,758
Restructuring costs, net of current portion	5,431	3,087

Total liabilities	20,963	16,845

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 36,968,128 shares in 2002 and 34,875,585 shares in 2001	117,149	111,459
Deferred stock-based compensation	(15)	(121)
Accumulated other comprehensive loss	(325)	(1,880)
Accumulated deficit	(84,175)	(10,637)

Total shareholders’ equity	32,634	98,821

Total liabilities and shareholders’ equity	$53,597	$115,666

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Service	$18,028	$53,775	$57,196
Product	19,478	8,077	6,306

Total revenue	37,506	61,852	63,502

Cost of revenue:
Service	16,847	30,556	28,195
Product	13,948	2,126	1,591

Total cost of revenue	30,795	32,682	29,786

Gross profit	6,711	29,170	33,716

Operating expenses:
Research and development	16,692	12,761	9,259
Selling, general and administrative	19,230	19,241	17,229
Acquired in-process research and development	1,698	—	4,100
Amortization of intangible assets	1,380	5,745	2,920
Impairment of goodwill and other intangible assets	6,472	1,336	—
Restructuring and other related charges	16,249	6,707	—

Total operating expenses	61,721	45,790	33,508

Income (loss) from operations	(55,010)	(16,620)	208

Other income (expense), net:
Investment income (expense), net	(1,900)	2,657	3,282
Acquisition related expense	—	—	(620)

Total other income (expense), net	(1,900)	2,657	2,662

Income (loss) before income taxes and cumulative effect of change in accounting principle	(56,910)	(13,963)	2,870
Income tax benefit (provision)	(1,696)	3,679	(2,136)

Income (loss) before cumulative effect of change in accounting principle	(58,606)	(10,284)	734
Cumulative effect of change in accounting principle	(14,932)	—	—

Net income (loss)	$(73,538)	$(10,284)	$734

Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(1.61)	$(0.30)	$0.02
Cumulative effect of change in accounting principle	(0.41)	—	—

Basic and diluted earnings (loss) per share	$(2.02)	$(0.30)	$0.02
Shares used in calculation of earnings (loss) per share:
Basic	36,413	34,314	33,275

Diluted	36,413	34,314	35,932

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock		Deferred	Accumulated Other		Total
					Stock-Based	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Compensation	Income (loss)	Deficit	Equity

Balance, January 1, 2000	46,246	$250	32,509,978	$90,845	$(868)	$(15)	$(1,087)	$89,125
Net income	—	—	—	—	—	—	734	734
Foreign currency translation adjustment	—	—	—	—	—	(239)	—	(239)

Comprehensive Loss								495
Exercise of stock options, warrants and employee stock purchase plan	—	—	712,680	3,350	—	—	—	3,350
Deferred stock-based compensation, net of adjustments	—	—	—	—	554	—	—	554
Conversion of preferred stock into common stock	(46,246)	(250)	46,246	250	—	—	—	—
Issuance of common stock upon acquisition of Mainbrace Corporation	—	—	627,334	9,650	—	—	—	9,650
Issuance of common stock upon acquisition of company	—	—	78,949	1,441	—	—	—	1,441
Tax benefit from exercise of stock options	—	—	—	3,732	—	—	—	3,732

Balance, December 31, 2000	—	—	33,975,187	109,268	(314)	(254)	(353)	108,347
Net loss	—	—	—	—	—	—	(10,284)	(10,284)
Foreign currency translation adjustment	—	—	—	—	—	(259)	—	(259)
Unrealized loss on investments	—	—	—	—	—	(1,367)	—	(1,367)

Comprehensive Loss								(11,910)
Exercise of stock options and employee stock purchase plan	—	—	900,398	2,191	—	—	—	2,191
Deferred stock-based compensation, net of adjustments	—	—	—	—	193	—	—	193

Balance, December 31, 2001	—	—	34,875,585	111,459	(121)	(1,880)	(10,637)	98,821
Net loss	—	—	—	—	—	—	(73,538)	(73,538)
Foreign currency translation adjustment	—	—	—	—	—	188	—	188
Realized loss on investments	—	—	—	—	—	1,367	—	1,367

Comprehensive Loss								(71,983)
Exercise of stock options and employee stock purchase plan, net of cancellations	—	—	924,689	1,544	—	—	—	1,544
Deferred stock-based compensation, net of adjustments	—	—	—	—	106	—	—	106
Issuance of common stock upon acquisition of Infogation Corporation	—	—	1,167,854	4,146	—	—	—	4,146

Balance, December 31, 2002	—	$—	36,968,128	$117,149	$(15)	$(325)	$(84,175)	$32,634

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(73,538)	$(10,284)	$734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,853	8,651	5,422
Deferred income taxes	4,721	(3,854)	168
Write down of cost basis investments	3,476	—	—
Acquired in-process research and development	1,698	—	4,100
Cumulative effect of change in accounting principle	14,932	—	—
Restructuring and other related charges	16,249	6,707	—
Impairment of goodwill and other intangible assets	6,472	1,336	—
Tax benefit from exercise of stock options	—	—	3,732
Other	64	507	814
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(5,940)	—	—
Accounts receivable, net	2,339	3,732	(7,113)
Income taxes receivable	(1,465)	345	(1,539)
Prepaid expenses and other current assets	(926)	(1,253)	(784)
Deposits and other assets	(142)	224	(534)
Accounts payable, accrued restructuring costs, accrued compensation and accrued expenses	(5,787)	(2,563)	3,450
Deferred revenue	(1,324)	(707)	2,461

Net cash provided by (used in) operating activities	(35,318)	2,841	10,911

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(2,234)	(4,875)	(1,757)
Maturity (purchase) of short-term investments, net	20,964	(6,623)	(5,415)
Purchase of Mainbrace Corporation, net of cash acquired	—	—	(14,294)
Purchase of Infogation Corporation, net of cash acquired	(3,893)	—	—
Acquisition of other companies, net of cash acquired	—	(1,183)	(3,633)
Purchase of customer list	(75)	—	—
Purchase of investments	—	(1,000)	(4,878)

Net cash (used in) provided by investing activities	14,762	(13,681)	(29,977)

Cash flows from financing activities:
Payments on long-term obligations	—	(353)	(66)
Deferred financing costs	—	—	(8)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,106	2,191	3,350

Net cash provided by financing activities	1,106	1,838	3,276

Effect of exchange rate changes on cash	188	(261)	(248)

Net decrease in cash and cash equivalents	(19,262)	(9,263)	(16,038)
Cash and cash equivalents, beginning of year	30,303	39,566	55,604

Cash and cash equivalents, end of year	$11,041	$30,303	$39,566

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation, a Washington corporation, and its subsidiaries (collectively, the “Company”) provides products and services for the development and deployment of wireless and wireline smart devices that use Microsoft Windows Embedded operating systems. The Company is one of the leading system integrators for Microsoft Windows Embedded operating systems and technologies and is the leading distributor of Microsoft Windows Embedded operating systems and tools. The Company’s customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs), software developers and network operators. The Company markets its services and products on a worldwide basis through a direct sales force augmented by distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Accounts denominated in foreign currencies have been translated to U.S. dollars from their functional currency.

Business Combinations

For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

For business combinations that have been accounted for under the pooling of interests method of accounting, the assets, liabilities and shareholders’ equity of the acquired entity are combined with the Company’s respective accounts at recorded values and the consolidated financial statements are restated to reflect the historical results of the pooled entity. The historical results of the pooled entity reflect its actual operating cost structures and, as a result, do not necessarily reflect the cost structure of the newly-combined entity and may not be indicative of future results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, assessing the collectibility of accounts receivable, the realization of deferred tax assets, useful lives of tangible and intangible assets, restructuring-related liabilities and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants (using the treasury stock method) and convertible securities (using the if-converted method). Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with a purchased maturity date of three months or less.

Restricted Cash

Restricted cash represents time deposits held at financial institutions as security for outstanding letters of credit expiring through 2005 in connection with the Company’s office space.

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

Other Investments

The Company’s other investments consist of voting capital stock of technology companies. These investments are accounted for under the cost method as the Company owns less than 20% of the outstanding shares and does not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the investment is marked to market. The Company’s policy is to regularly review operating performance in assessing the carrying value investments in non-public companies. During 2002, the Company recognized an other than-temporary impairment charge of $3.5 million related to these investments (the charge is included in Investment income (expense), net).

Financial Instruments and Concentrations of Credit Risk

The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

The Company performs ongoing credit evaluations of its customers’ financial condition, and generally does not require collateral. The Company records an allowance for potential credit losses based on these ongoing credit evaluations and the expected collectibility of total accounts receivable.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives, generally three to four years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives. Maintenance and repairs costs are expensed as incurred. When properties are retired or otherwise disposed of, gains or losses are reflected in the statement of operations. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase measures impairment. See Note 4 for further discussion.

Software Development Costs

Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements offered by the Company, are expensed as incurred. Advertising expense totaled $705, $192 and $220 for the years ended December 31, 2000, 2001 and 2002, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation – Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized in accordance with FASB Interpretation No. 28, on an accelerated basis, over the vesting period of the underlying option.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	180%	133%	70%
Risk-free interest rate	2.8%	4.5%	5.7%

Because the determination of the fair value of the Company’s options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123:

	Year Ended December 31,

	2002	2001	2000

	(pro forma amounts unaudited)
Net income (loss), as reported	$(73,538)	$(10,284)	$734
Incremental pro forma compensation expense under SFAS 123	(1,115)	(9,341)	(8,565)

Pro forma net income (loss)	$(74,653)	$(19,625)	$(7,831)

Pro forma basic earnings (loss) per share	$(2.05)	$(0.57)	$(0.24)

Pro forma diluted earnings (loss) per share	$(2.05)	$(0.57)	$(0.22)

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

Foreign Currency Translation

The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rates during the year. Resulting translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the consolidated statements of income in the period incurred and were not significant for any of the periods presented.

Revenue Recognition

The Company’s revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that it is in compliance with the provisions of SAB 101. Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered or services rendered, sales price is fixed and determinable, and collectibility is reasonable assured.

Service revenue is derived from fees from professional services, porting and development contracts, software maintenance and support contracts, and customer training. Service revenue is recognized as follows:

•	Time and Material Consulting Contracts. The Company recognizes revenue as services are rendered.

•	Fixed-Price Consulting Contracts. Service revenue from fixed-price contracts is recognized on the percentage-of-completion method, measured by the cost incurred to date to the estimated total cost for the contract. This method is used because management considers expended costs to be the best available measure of contract performance. Contract costs include all direct labor, material and any other costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions in the estimate of total costs. Any required adjustments due to these changes are recognized in the period in which such revisions are determined.•

•	Software Maintenance Contracts. Software maintenance and support fees are recognized ratably over the contract period.

•	Customer Training. Service revenue from training is recognized when the services are provided.

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

Revenue for transactions that include multiple deliverables such as hardware, software, consulting, training, and support is allocated to each element based on its relative fair value and recognized for each deliverable when the revenue recognition criteria have been met for such deliverable. Fair value is generally determined based on the price charged when the deliverable is sold separately. In the absence of fair value of a deliverable, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue is recognized for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Deferred revenue consists of deposits received from customers for service contracts and unamortized service contract revenue as well as amounts deferred for software sales for undelivered software elements.

Estimated costs of future warranty claims and claims under indemnifications in connection with certain licensing agreements are accrued based on historical experience.

Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will adopt the provisions of SFAS 146 on January 1, 2003. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows, however, the adoption of this standard could impact the timing for future exit or disposal activities if any.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the Company’s 2002 financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is still assessing the potential impact on its results from operations from the adoption of FIN 45.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the beginning of the third quarter of 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect upon its financial condition or results of operations from the adoption of the provisions of FIN 46.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. For the year ended December 31, 2001, $3.1 million of restructuring costs have been reclassified to long-term liabilities based on the timing of payments associated with the liability.

2. Cash and Short-Term Investments

The Company’s cash, cash equivalents and short-term investments consist of the following:

	December 31,

	2002	2001

Cash and equivalents:
Money market funds	$631	$4,090
Cash	832	664
Commercial Paper	2,074	—
Municipal certificates	7,504	25,549

	$11,041	$30,303

Short-term investments:
Governments and agencies	$515	$3,004
Commercial paper	1,745	—
Municipal securities	4,557	24,546
Corporate notes and bonds	11,627	11,858

	$18,444	$39,408

3. Furniture, Equipment and Leasehold Improvements

     Major classifications of furniture, equipment and leasehold improvements consist of the following:

	December 31,

	2002	2001

Computer equipment and system software	$2,909	$5,292
Office furniture and equipment	1,042	2,013
Leasehold improvements	917	5,105
Construction in progress	997	348

	5,865	12,758
Less: accumulated depreciation and amortization	(2,741)	(6,249)

	$3,124	$6,509

Depreciation expense was $2.5 million, $2.9 million and $2.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

4. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the third quarter of 2002, the Company completed its initial evaluation of goodwill and other intangible assets acquired in prior years, as required. As a result, the Company recorded a retroactive impairment loss of $14.9 million as of January 1, 2002 as the cumulative effect of this change in accounting principle.

In addition, due to weaker-than-expected demand for telematics products and services, the Company significantly reduced its telematics personnel, most of whom joined the Company through the acquisition of Infogation Corporation. As a result, the Company evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized an impairment loss of $6.5 million in the third quarter of 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows. In addition, the Company no longer expects to actively pursue telematic work.

During 2001, the Company recognized an impairment loss of $1.3 million related to goodwill associated with an engineering facility in Eden Prairie, Minnesota, which was closed in January 2002.

The 2000 and 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2000, the historical net income (loss) and basic and diluted net earnings (loss) per share would have been changed to the adjusted amounts indicated below:

	For the Year Ended December 31,

	2002	2001	2000

Reported net income (loss)	$(73,538)	$(10,284)	$734
Goodwill amortization	—	4,978	1,732

Adjusted net income (loss)	(73,538)	(5,306)	2,466

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$(2.02)	$(0.30)	$0.02
Goodwill amortization	—	0.15	0.05

Adjusted basic and diluted net earnings (loss) per share	$(2.02)	$(0.15)	$0.07

     The Company’s intangible assets subject to amortization consist of the following:

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Compensatory agreements	$3,140	$(3,140)	$—	$3,140	$(2,617)	$523
Developed technology	1,600	(800)	800	1,600	(267)	1,333
Customer list	75	(25)	50	—	—	—

Total	$4,815	$(3,965)	$850	$4,740	$(2,884)	$1,856

Intangible assets not subject to amortization:
Goodwill	$—	$—	$—	$20,318	$(4,605)	$15,713

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

Balance, January 1, 2002	$15,713
Goodwill acquired	4,152
Goodwill impaired	(19,082)
Currency/Other	(783)

Balance, December 31, 2002	$—

Intangible assets subject to amortization are amortized over their deemed useful lives, ranging from eighteen to thirty-six months. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the years ending December 31, 2003 and 2004 is $583 and $267, respectively, and zero thereafter.

5. Income Taxes

The income tax benefit (provision) consists of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
U.S. Current	$2,856	$768	$(2,378)
International	169	(69)	(27)
Deferred	(4,721)	2,980	269

Total tax benefit (provision)	$(1,696)	$3,679	$(2,136)

The components of net deferred tax assets (liabilities) consist of the following:

	December 31,

	2002	2001

Deferred income tax asset:
Depreciation and amortization	$2,829	$339
Accrued compensation and benefits	367	1,618
Accrued expenses	4,318	2,468
Deferred revenue	—	297
Allowance for doubtful accounts	301	601
Net operating losses	16,753	152
Research and development credit carryforward	1,020	409
AMT credit carryforward	358	358
Other	273	—
Deferred tax asset valuation allowance	(26,191)	(450)

	$28	$5,792

Deferred income tax liability:
Acquired intangible assets	$—	$(1,043)
Other, net	(28)	(28)

	$(28)	$(1,071)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Taxes at the U.S. statutory rate	35.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance	(34.7)	—	—
Research and development tax credit	0.4	5.1	(16.5)
International operations	—	(7.2)	19.7

	Year Ended December 31,

	2002	2001	2000

Tax exempt interest	—	4.7	(32.3)
Acquisition expenses	—	—	3.9
Acquired in-process research and development	—	—	50.0
Amortization of intangible assets	(5.0)	(7.0)	19.7
Other, net	1.3	(3.3)	(4.1)

	(3.0)%	26.3%	74.4%

The Company has provided full valuation allowances on deferred tax assets during 2002 because of the uncertainty regarding their realizability. The valuation allowance increased $25.7 million in 2002 and $450 in 2001. At December 31, 2002, the Company had approximately $47.9 million of net operating loss carryforwards, and $1.0 million of tax credit carryforwards, which begin to expire in 2022.

6. Bank Line of Credit

At December 31, 2001, the Company had available a $5.0 million secured domestic revolving line of credit, with interest accruing at the bank’s prime rate plus 0.5%. The Company had $1.2 million in standby letters of credit issued and outstanding under the agreement and was in compliance with all covenants. The line of credit expired in 2002 and the Company chose not to renew it.

7. Commitments and Contingencies

Lease Commitments

The Company leases its offices under non-cancelable operating leases that expire at various dates through 2005. During the years ending December 31, 2002, 2001 and 2000, rental expense was $4.6 million, $6.5 million and $4.7 million, respectively. Minimum rental commitments under non-cancelable operating leases at December 31, 2002 are as follows:

2003	$5,799
2004	5,869
2005	1,493

$13,161

The Company’s corporate headquarters are located in a single location in Bellevue, Washington. In September 2002, the Company executed an amendment to the terms of the lease for its corporate headquarters. The amendment allowed the Company to surrender approximately 56,700 square feet of unused office space in late 2002 and early 2003 and the remainder of the space as of December 31, 2004, almost five years earlier than the original termination date. To achieve these terms, the Company agreed to pay $4.3 million, of which $1.8 million was paid in September 2002 and the remaining $2.5 million is due in quarterly installments through 2004.

The Company pledged $5.9 million to banks as collateral for letters of credit issued to landlords for deposits against lease commitments. The pledged cash is recorded as restricted cash, which may be reduced annually by amounts specified in the lease agreement upon the Company’s achieving certain economic goals.

Legal Proceedings

In summer and early fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company disputes the allegations of wrongdoing in this complaint and intends to defend this action vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

On February 28, 2003 the Company, its Chief Executive Officer and its former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in the Company’s IPO, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or co-lead underwriter of an initial public offering. The complaint alleges claims against the Company and the individuals for violations of the Securities Act of 1933 and/or violations of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint also alleges claims based on common law theories of fraud, negligent misrepresentation, respondeat superior, as well as Florida’s state securities laws. The complaint alleges that the defendants disseminated false and misleading information to the public, which misrepresented the Company’s initial public offering price and its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. The Company disputes the allegations of wrongdoing in this complaint and intends to vigorously defend this action. Again, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

Advance to Lineo

In connection with a potential acquisition, the Company advanced $1.8 million in January 2002 to Lineo, Inc. (Lineo) as a working capital loan. This amount is included in other non-current assets in the accompanying consolidated balance sheet. The Company subsequently terminated negotiations for the acquisition and is seeking repayment of the advance, which was guaranteed by Canopy Group, Inc. (Canopy), an investor of Lineo. On November 6, 2002, the Company filed a complaint in King County Superior Court against Lineo and Canopy seeking repayment of the advance (plus costs and expenses). Subsequently, on February 19, 2003, Embedix, Inc., the alleged successor-in-interest to Lineo, filed a complaint against the Company in United States District Court, Central Division, District of Utah, alleging securities law violations and related state law claims in connection with the same transaction. The Company believes the complaint is without merit and intends to defend these claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

8. Shareholders’ Equity

Common Stock Reserved for Future Issuance

At December 31, 2002, the Company had 8,564,682 shares of common stock reserved for future issuances under Stock Option Plans.

Stock Options

In May 1997, the Company adopted the Amended and Restated Stock Option Plan (the Amended Plan). Under the Amended Plan, the Board of Directors may grant nonqualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under this program may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2000 to allow for an annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of (i) four percent of the Company’s outstanding shares at the end of each fiscal year or (ii) an amount determined by the Board of Directors.

In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.

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

A summary of all stock option activity follows:

	Number of	Available	Weighted
	Options	for	Average
	Outstanding	Issuance	Exercise Price

Balance, December 31, 1999	3,449,565	1,773,980	$3.15
Authorized	—	1,771,786	—
Assumption of acquired company options	194,422	(194,422)	1.92
Granted	1,512,124	(1,512,124)	19.05
Exercised	(529,718)	—	0.86
Canceled	(553,796)	553,796	10.55

Balance, December 31, 2000	4,072,597	2,393,016	8.58
Authorized	—	1,594,933	—
Granted	2,550,814	(2,550,814)	5.73
Exercised	(431,504)	—	0.69
Canceled	(1,013,237)	1,013,237	0.27

Balance, December 31, 2001	5,178,670	2,450,372	7.48
Authorized	—	1,660,356	—
Assumption of acquired company options	178,893	(178,893)	0.86
Granted	3,613,178	(3,613,178)	1.34
Exercised	(724,716)	—	0.73
Canceled	(2,520,173)	2,520,173	7.70

Balance, December 31, 2002	5,725,852	2,838,830	4.12

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

	Outstanding		Exercisable

		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
	Options	Life (Years)	Options	Price

Range of exercise price:
$0.05 - $0.50	198,522	4.55	198,022	$0.06
$0.72 - $1.00	2,462,130	9.37	446,183	0.82
$1.07 - $3.50	1,530,475	8.12	747,879	2.59
$3.55 - $49.69	1,534,725	7.58	671,685	13.68

	5,725,852	8.41	2,063,769	5.57

1999 Employee Stock Purchase Plan

On July 21, 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). Under the 1999 Purchase Plan, the Company was authorized to sell up to 1,500,000 shares of common stock in a series of eighteen-month offerings. In March 2002, the Company’s shareholders approved an amendment to the 1999 Purchase Plan to increase the authorized shares of common stock to sell to 2,500,000. The 1999 Purchase Plan permitted eligible employees of the Company and its subsidiaries to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock was purchased was 85% of the lesser of 1) the fair market value of the Company’s common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering. During the year ended December 31, 2002, 2001 and 2000, the Company issued 230,129, 468,894 and 182,962 shares under the plan, respectively. The plan was terminated by the Company during 2002.

Deferred Stock-Based Compensation

In connection with the grant of certain stock options to employees and consultants during 1999, the Company recorded deferred-stock based compensation of $1.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with FASB Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). During the twelve months ended December 31, 2000, 2001 and 2002, the Company recorded aggregate deferred stock-based compensation of $554, $193 and $106, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

9. Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments upon retirement or termination, subject to a vesting schedule. During the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions to the Profit Sharing Plan of $665, $922 and $760, respectively.

10. Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2002	2001	2000

Cash paid for interest	$1	$41	$38
Cash paid (refunded) for income taxes	(1,692)	(328)	1,050
Common stock issued for acquisition of BlueWater Systems, Inc.	—	—	11,044
Common stock issued for acquisition of Mainbrace Corporation	—	—	9,650
Common stock issued for acquisition of Infogation Corporation	4,146	—	—
Common stock issued for other acquisitions	—	—	1,441

All other significant non-cash financing activities are listed elsewhere in the financial statements or the notes thereto.

11. Significant Customers

For the years ended December 31, 2000, 2001 and 2002, approximately 58%, 40% and 16% of the Company’s revenue, respectively, was generated under its master development and license agreement with Microsoft, which concludes in 2003. As of December 31, 2001 and 2002 Microsoft represented 21% and 1% of total accounts receivable, respectively.

12. Geographic and Segment Information

The Company follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments: service and products. The following table summarizes total revenue and long-lived assets attributed to significant countries:

	Year Ended December 31,

	2002	2001	2000

Total revenue:
United States	$29,716	$40,993	$49,989
Japan	4,996	13,004	8,272
Other Foreign	2,794	7,855	5,241

Total revenue(1)	$37,506	$61,852	$63,502

Long-lived assets:
United States	$5,011	$6,518	$5,681
Japan	593	578	793
Other Foreign	86	37	82

Total long-lived assets(2)	$5,690	$7,133	$6,556

(1)	Revenue is attributed to countries based on location of customer invoiced.

(2)	Long-lived assets do not include acquired intangible assets, goodwill or long term investments.

The service segment includes revenue earned for design and development of integration tools for semiconductor vendors, original equipment manufacturers, original design manufacturers, and network administrators. The product segment includes revenue earned from licensing of software products to original equipment manufacturers, distributing products through resellers, and distribution of third-party products. The accounting policies for these segments are described in the summary of significant accounting policies.

The Company does not track assets or operating expenses by operating segments. Consequently, it is not practicable to show assets or operating expenses by operating segments.

13. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2002 and 2001 are as follows:

	March 31,	June 30,	September 30,	December 31,

2002 Quarter Ended
Revenue	$8,696	$9,520	$10,006	$9,284
Gross profit	3,261	1,800	968	682
Income (loss) from operations	(9,799)	(9,232)	(24,201)	(11,778)
Income (loss) before cumulative effect of change in accounting principle	(9,235)	(12,744)	(25,547)	(11,080)
Cumulative effect of change in accounting principle(1)	14,932	—	—	—
Net income (loss)	$(24,167)	$(12,744)	$(25,547)	$(11,080)

Basic and diluted earnings (loss) per share	$(0.68)	$(0.35)	$(0.69)	$(0.30)

Shares used in calculation of earnings (loss) per share:
Basic and diluted (in thousands)	35,364	36,572	36,783	36,912

2001 Quarter Ended
Revenue	$18,628	$18,219	$14,506	$10,499
Gross profit	10,013	9,387	6,470	3,300
Income (loss) from operations	897	(206)	(9,151)	(8,160)
Net income (loss)	$830	$461	$(5,794)	$(5,781)

Basic and diluted (loss) per share	$0.02	$0.01	$(0.17)	$(0.17)

Shares used in calculation of earnings (loss) per share:
Basic (in thousands)	34,003	34,190	34,388	34,672

Diluted (in thousands)	35,368	35,615	34,388	34,672

(1)	Amounts presented for the quarter ended March 31, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in the Company’s Form 10-Q for that period.

14. Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2002	2001	2000

Net income (loss) available to common shareholders (numerator basic)	$(73,538)	$(10,284)	$734

Shares (denominator basic):
Weighted average common shares outstanding (in thousands)	36,413	34,314	33,275

Basic earnings (loss) per share	$(2.02)	$(0.30)	$0.02

Shares (denominator diluted):
Weighted average common shares outstanding (in thousands)	36,413	34,314	33,275
Common stock equivalents (in thousands)(1)	—	—	2,657

Shares used in computation (denominator diluted) (in thousands)	36,413	34,314	35,932

Diluted earnings (loss) per share	$(2.02)	$(0.30)	$0.02

(1)	Common stock equivalents (in thousands) of 1,660 and 748 have not been presented for the 2001 and 2002 period as their effect is anti-dilutive.

15. Consolidation of Excess Facilities and Restructuring Charge

Due to the decline in the U.S. and international economies, as well as the reduction in the Company’s business with Microsoft, the Company has taken a number of steps to reduce expenses that have led to restructuring charges.

During 2001, the Company recorded a restructuring charge of $6.7 million related to the consolidation of excess facilities and other charges. Of this amount, approximately $5.4 million represents the value of excess facilities under noncancelable leases. Property and equipment that was disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, production, engineering, and other equipment. In July 2001, the Company also recorded restructuring costs of $227 for severance and other costs associated with a reduction of workforce.

On January 8, 2002, the Company completed a company-wide reduction in workforce of 100 employees, representing approximately 20% of the Company’s total employees at the time, including the closure of the Company’s 25-person professional service engineering facility in Eden Prairie, Minnesota. In connection with this reduction in force, the Company recorded a restructuring charge of $2.2 million during the first quarter of 2002, consisting of $1.1 million for severance and other benefits paid by the Company and $1.1 million primarily for excess facilities under non-cancelable leases.

On July 17, 2002, the Company announced a company-wide reduction in workforce of 110 employees or 30% of the workforce that was completed in the fourth quarter of 2002. These reductions included the curtailment of certain research and development initiatives and reductions in the Company’s engineering services, sales, general and administrative departments. In connection with this reduction in force, the Company recorded a restructuring charge of $9.9 million during the third quarter of 2002, which included $1.5 million for severance and other benefits paid by the Company, $6.4 million for excess facilities primarily relating to non-cancelable leases and early lease termination fees, and $2.0 million of property and equipment that was disposed of or abandoned.

On December 16, 2002, the Company announced a reduction in workforce of approximately 25% of the remaining workforce to be completed by February 14, 2002. 50 employees were terminated in the fourth quarter of 2002, with 20 more terminated in the first quarter of 2003. In connection with this reduction in force, the Company recorded a restructuring charge of $4.2 million during the fourth quarter of 2002, consisting of $1.1 million for severance and other benefits paid by the Company, $1.9 million for excess facilities and changes in prior estimates relating to non-cancelable leases, and $1.2 million of property and equipment that was disposed of or abandoned.

The accrued restructuring costs and other related charges are summarized as follows:

	Employee	Excess	Other Related
	Separation Costs	Facilities	Charges	Total

Balance, December 31, 2000	$—	$—	$—	$—
Charge for the year ended December 31, 2001	227	6,480	—	6,707
Non-cash charges and adjustments	—	(1,120)	—	(1,120)
Cash payments	(217)	(836)	—	(1,053)

Balance, December 31, 2001	10	4,524	—	4,534
Charge for the year ended December 31, 2002	3,757	9,287	3,205	16,249
Non-cash charges and adjustments	—	1,108	—	1,108
Cash payments	(2,513)	(5,083)	—	(7,596)
Impairment of property and equipment	—	—	(3,205)	(3,205)

Balance, December 31, 2002	$1,254	$9,836	$—	$11,090

Included in the charges recorded in 2002 were net non-cash adjustments of $1.1 million, due to changes in estimates and assumptions related to the impact of subleasing excess facilities and the successful negotiation of an early lease termination. Other related charges recorded in 2002 included impairment losses of $3.2 million for property and equipment that were disposed of or abandoned. In calculating the impairment loss, the Company evaluated the fair value of the assets located in the facilities to be abandoned by estimating the expected present value of their future cash flows. The net lease payments for the excess facilities will be paid over the related lease terms through 2005. The Company continues to market its excess space for sublease.

16. Acquisitions

BlueWater Systems, Inc.

On January 5, 2000, the Company acquired BlueWater Systems, Inc. in a transaction accounted for as a pooling of interests. BlueWater Systems, formerly located in Edmonds, Washington, was dedicated to the design of software development tool kits and system integration services for the creation of Windows-based intelligent computing devices.

The transaction was effected through the exchange of 261,391 shares of BSQUARE common stock for all of the issued and outstanding common shares of BlueWater Systems. The consolidated financial statements of BSQUARE have been restated for all periods prior to the merger to include the accounts and operations of BlueWater Systems, Inc. In connection with the acquisition, the Company incurred $620 ($515 after taxes, or $0.01 per diluted share) of acquisition-related costs, which were charged to operations during the three months ended March 31, 2000.

Mainbrace Corporation

On May 24, 2000, the Company acquired Mainbrace Corporation in a transaction accounted for as a purchase. Mainbrace, located in Sunnyvale, California, was a leading IP-licensing and enabling software firm delivering product solutions to high volume market segments including set-top boxes, Web-enabled phones, wireless thin clients, and electronic book readers. Total consideration included the issuance of 627,334 shares of BSQUARE common stock, and approximately $10,800 in cash. The Company also assumed Mainbrace’s outstanding vested and unvested employee stock options, which were converted into the right to acquire 172,629 shares of the Company’s common stock. Mainbrace’s options had a fair market value of approximately $552.

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

The excess of consideration paid over the fair value of the net assets acquired was recorded as goodwill and other intangible assets and is amortized over periods ranging from two to seven years. During 2002, the goodwill associated with this acquisition was included in the impairment loss recognized upon the transition to SFAS No. 142 as the cumulative effect of change in accounting principle.

In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, has been recorded as a charge to expense in the second quarter of 2000 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

The results of operations of Mainbrace have been included in the Company’s consolidated results beginning May 25, 2000. The following table presents unaudited pro forma results of operations as if the acquisition of Mainbrace had occurred at January 1, 2000. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period presented, nor is it necessarily indicative of future results.

Year Ended December 31, 2000

(unaudited)
Revenue	$65,290

Net loss	$(2,023)

Net loss per share (basic and diluted)	$(0.06)

Infogation Corporation

On March 13, 2002, the Company acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. Infogation, located in San Diego, California, was dedicated to the development of on-board and handheld vehicle navigation systems (telematics), a line of business the Company believed would complement its service and product offerings. Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the market price on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options were included in the purchase price and recorded as deferred stock compensation. In addition, $300 of cash and 129,762 shares of common stock were held in escrow subject to the indemnification provisions of the merger agreement. The agreement also contains provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. The cash held in escrow is included in restricted cash at December 31, 2002.

A summary of the purchase price paid in connection with the acquisition of Infogation is as follows:

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

	Year Ended December 31,

	2002	2001

	(unaudited)
Revenue	$37,956	$64,569
Loss before cumulative effect of change in accounting principle	(58,801)	(12,389)
Cumulative effect of change in accounting principle	(14,932)	—

Net loss	$(73,733)	$(12,389)

Net loss per common share:
Loss before cumulative effect of change in accounting principle	$(1.61)	$(0.36)
Cumulative effect of change in accounting principle	(0.41)	—

Basic and diluted loss per share	$(2.02)	$(0.36)

Due to weaker-than-expected demand for telematics products and services, the Company has significantly reduced its telematics personnel, most of whom joined the Company as a result of the Infogation acquisition. The Company reduced the headcount in the telematics division from 23 employees in March 2002 to four employees at December 31, 2002 and plans to eliminate the remaining positions in early 2003. During the third quarter of 2002, the Company recorded an impairment charge of $6.5 million for goodwill and intangible assets resulting from the curtailment of the telematics operations.

Item 9.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosure

On May 23, 2002 our Board of Directors approved the dismissal of Arthur Andersen LLP as our independent auditors and the appointment of Ernst & Young LLP to serve as our auditors for the fiscal year ended December 31, 2002. We filed a Current Report on Form 8-K dated May 28, 2002, as amended, to report this change in our certifying accountant.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required in this Item regarding our directors and executive officers is set forth in Part I of this report under the heading “Directors and Executive Officers,” which information is incorporated herein by reference.

The information required by this Item regarding our compliance with Section 16(a) is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed with the SEC under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14. Controls and Procedures.

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings. Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or in other factors, which could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements and Schedules

1.	Financial Statements.

A.	Consolidated Balance Sheets at December 31, 2001 and 2002.
B.	Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.
C.	Consolidated Statements of Shareholders’ Equity.
D.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.

2.	Financial Statement Schedules.

A.	Schedule II — Valuation and Qualifying Accounts.

     Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Reports on Form 8-K

On December 2, 2002, we filed a Form 8-K announcing the appointment of Elwood D. Howse, Jr. to our Board of Directors and Chairman of our Audit Committee.

On December 16, 2002, we filed a Form 8-K announcing a more focused product and service strategy and company-wide restructuring to reduce operating expenses.

(c) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)

3.2	Bylaws and all amendments thereto

4.1	See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock

10.1	Amended and Restated Stock Option Plan(1)

10.1(a)	1998 Mainbrace Stock Option Plan(3)

10.1(b)	2000 Non-Qualified Stock Option Plan(4)

10.1(c)	Infogation Corporation 1996 Stock Option Plan(12)

10.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)

10.2	Employee Stock Purchase Plan(1)

10.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)

10.3	401(k) Plan(1)

10.4	Form of Indemnification Agreement(1)

10.6	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)

10.7	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)

10.8	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)

10.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)

Exhibit
Number	Description

10.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999 (6)

10.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)

10.10	Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)

10.11	Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)

10.12	Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)

10.13	Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000 (8)

10.14	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)

10.15	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation (10)

10.16	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation (11)

10.17	Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Notice Regarding Arthur Andersen LLP

24.1	Power of Attorney (See Signature page)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

BSQUARE CORPORATION

By:	/s/ WILLIAM T. BAXTER William T. Baxter Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William T. Baxter and James R. Ladd, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 2003, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM T. BAXTER William T. Baxter	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES R. LADD James R. Ladd	Senior Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ SCOT E. LAND Scot E. Land	Director

/s/ JEFFREY. T. CHAMBERS Jeffrey T. Chambers	Director

/s/ WILLIAM L. LARSON William L. Larson	Director

/s/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/s/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

CERTIFICATION

I, William T. Baxter, President and Chief Executive Officer of BSQUARE Corporation, certify that:

1.     I have reviewed this annual report on Form 10-K of BSQUARE Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ William T. Baxter William T. Baxter, President and Chief Executive Officer

CERTIFICATION

I, James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer of BSQUARE Corporation, certify that:

1.     I have reviewed this annual report on Form 10-K of BSQUARE Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ James R. Ladd James R. Ladd, Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 19, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

ARTHUR ANDERSEN LLP

Seattle, Washington,
January 25, 2002

BSQUARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts

	Balance at	Charged to
	Beginning	Costs and	Charged to	Amounts	Balance at
Year Ended	of Period	Expenses	Other Accounts	Written Off	End of Period

December 31, 2002	$1,721	$1,137	$—	$1,998	$860
December 31, 2001	$502	$1,238	$—	$19	$1,721
December 31, 2000	$142	$425	$—	$65	$502

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation(1)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)

3.2	Bylaws and all amendments thereto

4.1	See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock

10.1	Amended and Restated Stock Option Plan(1)

10.1(a)	1998 Mainbrace Stock Option Plan(3)

10.1(b)	2000 Non-Qualified Stock Option Plan(4)

10.1(c)	Infogation Corporation 1996 Stock Option Plan(12)

10.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)

10.2	Employee Stock Purchase Plan(1)

10.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)

10.3	401(k) Plan(1)

10.4	Form of Indemnification Agreement(1)

10.6	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)

10.7	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)

10.8	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)

10.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)

10.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999 (6)

10.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)

10.10	Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)

10.11	Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)

10.12	Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)

10.13	Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000 (8)

10.14	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)

10.15	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation (10)

10.16	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation (11)

10.17	Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

23.2	Notice Regarding Arthur Andersen LLP

24.1	Power of Attorney (See Signature page)

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.