Form 10-Q
period 2003-03-31
BSQUARE CORP /WA
filed 2003-05-08
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from	to	.

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1650880 (I.R.S. Employer Identification No.)

3150 139th Avenue SE, Suite 500, Bellevue WA (Address of principal executive offices)	98005 (Zip Code)

(425) 519-5900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2003, there were 37,174,199 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,433	$11,041
Restricted cash	2,481	2,582
Short-term investments	16,329	18,444
Accounts receivable, net	7,177	6,494
Income taxes receivable	2,924	2,934
Prepaid expenses and other current assets	1,380	1,966
Deferred income taxes	28	28

Total current assets	33,752	43,489

Furniture, equipment and leasehold improvements, net	2,809	3,124
Restricted cash	3,358	3,358
Investments	132	210
Intangible assets, net	704	850
Deposits and other assets	2,489	2,566

Total assets	$43,244	$53,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,050	$1,942
Accrued compensation	1,458	3,079
Restructuring costs, current portion	3,682	5,659
Other accrued expenses	3,167	3,204
Deferred income taxes	28	28
Deferred revenue	2,140	1,620

Total current liabilities	12,525	15,532
Restructuring costs, net of current portion	4,582	5,431

Total liabilities	17,107	20,963

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 37,162,033 shares as of March 31, 2003 and 36,968,128 shares as of December 31, 2002	117,332	117,149
Deferred stock-based compensation	(11)	(15)
Accumulated other comprehensive loss	(410)	(325)
Accumulated deficit	(90,774)	(84,175)

Total shareholders’ equity	26,137	32,634

Total liabilities and shareholders’ equity	$43,244	$53,597

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Revenue:
Service	$1,968	$6,007
Product	6,100	2,689

Total revenue	8,068	8,696

Cost of revenue:
Service	2,418	4,384
Product	4,873	1,051

Total cost of revenue	7,291	5,435

Gross profit	777	3,261

Operating expenses:
Research and development	3,103	4,142
Selling, general and administrative	3,800	4,594
Acquired in-process research and development	—	1,698
Amortization of intangible assets	146	421
Impairment of goodwill	435	—
Restructuring and other related charges	—	2,205

Total operating expenses	7,484	13,060

Loss from operations	(6,707)	(9,799)
Other income (expense), net	108	535

Loss before income taxes and cumulative effect of change in accounting principle	(6,599)	(9,264)
Income tax benefit	—	29

Loss before cumulative effect of change in accounting principle	(6,599)	(9,235)
Cumulative effect of change in accounting principle	—	(14,932)

Net loss	$(6,599)	$(24,167)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.18)	$(0.26)
Cumulative effect of change in accounting principle	—	(0.42)

Basic and diluted loss per share	$(0.18)	$(0.68)

Shares used in calculation of loss per share:
Basic and diluted	37,029	35,364

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(6,599)	$(24,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	1,133
Deferred income taxes	—	(408)
Write down of investments	78	—
Acquired in-process research and development	—	1,698
Cumulative effect of change in accounting principle	—	14,932
Restructuring and other related charges	—	2,205
Impairment of goodwill	435	—
Other	4	37
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(199)	—
Accounts receivable, net	(683)	(1,010)
Prepaid expenses and other current assets	596	(1,245)
Deposits and other assets	77	(44)
Accounts payable, restructuring costs, accrued compensation and other accrued expenses	(4,376)	(47)
Deferred revenue	520	(593)

Net cash used in operating activities	(9,623)	(7,509)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(63)	(382)
Maturity of short-term investments	2,115	5,109
Purchase of Infogation Corporation, net of cash acquired	—	(3,914)

Net cash provided by investing activities	2,052	813

Cash flows from financing activities:
Proceeds from exercise of stock options	48	372

Net cash provided by financing activities	48	372

Effect of exchange rate changes on cash	(85)	(44)

Net decrease in cash and cash equivalents	(7,608)	(6,368)
Cash and cash equivalents, beginning of period	11,041	30,303

Cash and cash equivalents, end of period	$3,433	$23,935

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, as well as the accounting changes resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at March 31, 2003 and its operating results and cash flows for the three months ended March 31, 2003 and 2002. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, valuation of long-lived assets and deferred revenue. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation - Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, on an accelerated basis, over the vesting period of the underlying option.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Dividend yield	0%	0%
Expected life	4 years	5 years
Expected volatility	180%	180%
Risk-free interest rate	2.6%	2.8%

Because the determination of the fair value of the Company’s options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123 (in thousands, except per share data):

	Three Months
	Ended March 31,

	2003	2002

	(pro forma amounts unaudited)
Net loss, as reported	$(6,599)	$(24,167)
Compensation expense recognized under APB 25	4	37
Incremental pro forma compensation benefit (expense) under SFAS 123	234	(403)

Pro forma net loss	$(6,361)	$(24,533)

Pro forma basic and diluted loss per share	$(0.17)	$(0.69)

Change in Accounting for Goodwill and Certain Other Intangible Assets

As previously discussed, effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the third quarter of 2002 the Company completed its evaluation of goodwill and other intangible assets acquired in prior years, as required. As a result, the Company recorded a retroactive impairment loss of $14.9 million as of January 1, 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows. Amounts presented for the quarter ended March 31, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in the Company’s Form 10-Q for that period. See Note 3 for further discussion.

2.	Consolidation of Excess Facilities and Restructuring Charge

During the first, third and fourth quarters of 2002, the Company initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, the Company recorded $16.2 million in restructuring and other related charges, of which $2.2 million was recorded in the first quarter of 2002. There were no such charges in the three months ended March 31, 2003.

The following table provides a rollforward of the Company’s accrual for restructuring and other related charges (in thousands):

	Employee
	Separation	Excess
	Costs	Facilities	Total

Balance, December 31, 2002	$1,254	$9,836	$11,090
Cash payments	(1,254)	(1,572)	(2,826)

Balance, March 31, 2003	$—	$8,264	$8,264

Due within 12 months			$3,682
Due after 12 months			$4,582

3.	Goodwill and Other Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	March 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Developed technology	$1,600	$(934)	$666	$1,600	$(800)	$800
Customer list	75	(37)	38	75	(25)	50

Total	$1,675	$(971)	$704	$1,675	$(825)	$850

Amortization expense associated with intangible assets for the three months ended March 31, 2003 and 2002 totaled $146,000 and $421,000, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remaining nine months of 2003 and the year ending December 31, 2004 is $437,000 and $267,000, respectively, and zero thereafter.

In March 2003, $300,000 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in escrow related to the March 2002 purchase of Infogation Corporation (Infogation) were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the original purchase price of Infogation and upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, the Company evaluated this amount and recorded an impairment charge for the entire value.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Components of comprehensive loss consist of the following (in thousands):

	Three Months
	Ended March 31

	2003	2002

Net loss	$(6,599)	$(24,167)
Foreign currency translation gain (loss)	(85)	277
Unrealized loss on investment	—	(50)

Comprehensive loss	$(6,684)	$(23,940)

5.	Commitments and Contingencies

Contractual Commitments

The Company leases its offices under non-cancelable operating leases that expire at various dates through 2005. Rental expense under operating lease agreements was $641,000 and $1,370,000 for the three months ended March 31, 2003 and 2002, respectively.

Contractual commitments associated with the Company’s restructuring and lease obligations at March 31, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$2,144	$2,810	$1,596	$6,550
Early lease termination fees	573	1,141	—	1,714

Restructuring-related commitments	2,717	3,951	1,596	8,264
Other commitments:
Operating leases	2,219	2,969	—	5,188

Total commitments	$4,936	$6,920	$1,596	$13,452

The Company pledged $5.8 million to banks as collateral for letters of credit issued to landlords for deposits against lease commitments. The pledged cash is recorded as restricted cash and may be reduced annually after lease commitment payments are made.

Legal Proceedings

In summer and early fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company disputes the allegations of wrongdoing against it and is defending this action vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

On February 28, 2003 the Company, our Chief Executive Officer and a former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in its initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or co-lead underwriter of an initial public offering. The complaint alleges claims against the Company and the individuals for violations of the Securities Act of 1933 and/or violations of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint also alleges claims based on common law theories of fraud, negligent misrepresentation, respondeat superior, as well as Florida’s state securities laws. The complaint alleges that the defendants disseminated false and misleading information to the public, which misrepresented the Company’s initial public offering price and its financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate the Company’s stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. The Company disputes the allegations of wrongdoing in this complaint against it and intends to vigorously defend this action. Again, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on its business, financial condition and results of operations.

In connection with a potential acquisition, the Company advanced $1.8 million in January 2002 to Lineo, Inc. (Lineo) as a working capital loan. This amount is included in other non-current assets. The Company subsequently terminated negotiations for the acquisition and is seeking repayment of the advance, which was guaranteed by Canopy Group, Inc. (Canopy), an investor of Lineo. On November 6, 2002, the Company filed a complaint in King County Superior Court against Lineo and Canopy seeking repayment of the advance plus costs and expenses. Subsequently, on February 19, 2003, Embedix, Inc., the alleged successor-in-interest to Lineo, filed a complaint against the Company in United States District Court, Central Division, District of Utah, alleging securities law violations and related state law claims in connection with the same transaction. The Company believes this complaint is without merit and intends to defend these claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

6.	Segment Information

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

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Restructuring Estimates

Restructuring-related liabilities include estimates for, among other things, anticipated disposition costs of lease obligations. Key variables in determining such estimates include anticipated commencement timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information.

Taxes

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our estimates.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three-month periods ended March 31, 2003 and 2002. Our historical operating results are not necessarily indicative of the results for any future periods.

	Three Months
	Ended March 31,

	2003	2002

Revenue:
Service	24%	69%
Product	76	31

Total revenue	100	100

Cost of revenue:
Service	30	50
Product	60	12

Total cost of revenue	90	62

Gross margin	10	38

Operating expenses:
Research and development	39	48
Selling, general and administrative	47	53
Acquired in-process research and development (1)	—	20
Amortization of intangible assets	2	5
Impairment of goodwill	5	—
Restructuring and other related charges	—	25

Total operating expenses	93	151

Loss from operations	(83)	(113)
Other income (expense), net	1	7

Loss before income taxes and cumulative effect of change in accounting principle	(82)	(106)
Income tax benefit	—	—

Loss before cumulative effect of change in accounting principle	(82)	(106)
Cumulative effect of change in accounting principle	—	(172)

Net loss	(82)%	(278)%

(1)	The consolidated statements of operations include a charge of $1.7 million (20% of total revenue) for the three months ended March 31, 2002 for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002.

Revenue

Total revenue consists of service and product revenue. Service revenue is derived from hardware and software development consulting, porting contracts, maintenance and support contracts, and customer training. Product revenue consists primarily of third-party product distribution, as well as software licensing fees and royalties from our software development tool products, debugging tools and applications, and smart device reference designs.

Total revenue was $8.1 million and $8.7 million in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 7%. The decrease was due primarily to reductions in the volume of services provided to Microsoft Corporation. Microsoft accounted for 1% and 25% of total revenue in the three months ended March 31, 2003 and 2002, respectively. We do not expect that future service revenue from Microsoft will be a significant percentage of our total revenue because workplans under our Microsoft Master Agreement, which defines our service volume and fees, have ended. This decrease was partially offset by an increase in revenue from the sales of third-party software products.

Revenue from outside the United States was $1.4 million and $2.4 million in the three months ended March 31, 2003 and 2002, respectively, representing a 42% decrease. The decrease in international revenue was due to a decrease in the number and size of software service projects with international porting partners. We expect international revenues will continue to represent a significant portion of revenue, although as a percentage of total revenue it may fluctuate from period to period.

Service revenue

Service revenue was $2.0 million and $6.0 million in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 67%. The decrease was due primarily to reductions in Microsoft service projects, and to an overall decline in demand for our services largely as a result of the decline in the U.S. business economy.

Product revenue

Product revenue was $6.1 million and $2.7 million in the three months ended March 31, 2003 and 2002, respectively, representing an increase of 127%. As a percentage of total revenue, product revenue was 76% and 31% in the three months ended March 31, 2003 and 2002, respectively. These increases were primarily due to increased sales of third-party software products. As a percentage of product revenues, third-party product revenues were 89% and 60% in the three months ended March 31, 2003 and 2002, respectively. We expect third-party software product sales to continue to be a significant percentage of our total revenue.

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

Gross profit was $777,000 and $3.3 million in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 76%. Gross margin was 10% and 38% of revenue in the three months ended March 31, 2003 and 2002, respectively. Third-party product revenue increased significantly as a percentage of our total sales, and the majority of this revenue was generated by the distribution of Microsoft product licenses, which generate lower gross profit percentages. These decreases were also due to our reduced volume of services to Microsoft, higher costs per employee and excess service capacity.

Operating Expenses

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and related facilities and depreciation costs.

Research and development expenses were $3.1 million and $4.1 million in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 25%. As a percentage of our revenue, research and development expenses represented 39% and 48% in the three months ended March 31, 2003 and 2002, respectively. This decrease was primarily due to reductions in our developer workforce and our more focused development initiatives.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $3.8 million and $4.6 million in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 17%. Selling, general and administrative expenses represented 47% and 53% of our total revenue in the three months ended March 31, 2003 and 2002, respectively. These decreases were due primarily to restructuring steps that reduced our personnel and facilities during 2002.

Impairment of goodwill

On March 13, 2002, we acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Due to weaker-than-expected demand for telematics products and services, we subsequently eliminated all our telematics personnel and no longer expect to actively pursue telematics work.

In March 2003, $300,000 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the original purchase price of Infogation and upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, we evaluated this amount and recorded an impairment charge for the entire value.

Restructuring charges

During the first, third and fourth quarters of 2002, the Company initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, we recorded $16.2 million in restructuring and other related charges, of which $2.2 million was recorded in the first quarter of 2002. There were no such charges in the three months ended March 31, 2003.

Other Income (Expense), Net

Other income (expense), net was $108,000 and $535,000 in the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 80%. The decrease was due primarily to lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash for operations, acquisitions and restructuring.

Income Taxes

We recorded a tax benefit of $29,000 in the three months ended March 31, 2002 primarily as a result of our ability to carry back net operating losses generated in that period to recapture taxes paid in prior years. As of March 31, 2003, the Company maintained a tax receivable for the expected refund of prior years’ income taxes paid resulting from our carry back of net operating losses applied to prior year tax returns.

Cumulative effect of change in accounting principle

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found instances of impairment in our recorded goodwill. Accordingly, during the third quarter of 2002, we completed our evaluation of goodwill and other intangible assets acquired in prior years. As a result, we retroactively recorded an impairment loss of $14.9 million as of January 1, 2002 as a cumulative effect of a change in accounting principle. Amounts presented for the quarter ended March 31, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in our Form 10-Q for that period.

Liquidity and Capital Resources

As of March 31, 2003, we had $25.6 million of cash, cash equivalents, restricted cash, and short-term investments compared to $35.4 million at December 31, 2002. Our working capital at March 31, 2003 was $21.2 million compared to $28.0 million at December 31, 2002.

During the three months ended March 31, 2003, net cash used in operating activities was $9.6 million primarily due to our net loss of $6.6 million and the payment of obligations resulting from our restructuring activities. During the three months ended March 31, 2002, net cash used in operating activities was $7.5 million, primarily due to our net loss of $24.2 million, offset by the cumulative effect of change in accounting principle, depreciation and amortization and restructuring and other related charges.

Investing activities provided cash of $2.1 million in the three months ended March 31, 2003, and generated $813,000 of cash for the three months ended March 31, 2002. Investing activities in 2003 included $2.1 million provided by maturities of short-term investments and $63,000 used for purchases of leasehold improvements and capital equipment. Investing activities in 2002 included $5.1 million provided by maturities of short-term investments, $382,000 of cash used for capital equipment purchases, and $3.9 million of net cash used in the acquisition of Infogation Corporation.

Financing activities generated $48,000 and $372,000 in the three months ended March 31, 2003 and 2002, respectively, as a result of employees’ exercise of stock options.

In the three months ended March 31, 2003 we paid a total of $2.8 million for restructuring related costs. As of March 31, 2003, we had an accrued balance of $8.3 million in estimated remaining restructuring-related costs, consisting of $6.6 million for excess facilities primarily related to non-cancelable leases and $1.7 million for early lease termination commitments.

Our principal commitments consist of obligations outstanding under operating leases. In 2002 we agreed to certain early lease termination fees of which $1.7 million, payable in quarterly installments through 2004, remains outstanding at March 31, 2003. We also have lease commitments for office space in Sunnyvale, California; Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. The annual obligations under these leases total approximately $5.8 million, subject to annual adjustments.

Contractual commitments associated with our restructuring and lease obligations at March 31, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases, net of estimated sublease income	$2,144	$2,810	$1,596	$6,550
Early lease termination fees	573	1,141	—	1,714

Restructuring-related commitments	2,717	3,951	1,596	8,264
Other Commitments:
Operating Leases	2,219	2,969	—	5,188

Total Commitments	$4,936	$6,920	$1,596	$13,452

As of March 31, 2003, we had pledged a total of $5.8 million to banks as collateral for letters of credit issued to landlords as deposits against our lease commitments. The pledged cash is recorded as restricted cash. Although we have no other material commitments, we expect a continuation of capital expenditures to support new and continuing business initiatives.

Our revenue declined 39% in 2002 as compared to 2001 and declined 13% in the three months ended March 31, 2003 as compared to the fourth quarter of 2002. Revenue has continuously declined since 2000. Our revenue may continue to decline in light of the slowdown in the U.S. and international economies generally and in the market for our products and services. If our revenue continues to decline at its current rate or faster than we reduce our costs, we will continue to experience losses and will be required to use our existing cash faster than planned to fund those losses.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for the next 12 months. See “Factors That May Affect Future Results.” If we are required to raise additional capital, there can be no assurance that additional financing will be available on acceptable terms, if at all. We may use a portion of our available cash to acquire additional businesses, products and technologies or to establish joint ventures that we believe will complement our current or future business. Pending such uses, we will invest our surplus cash in government securities and other short-term, investment grade, interest-bearing instruments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our revenue may continue to decline or we may not be able to return to profitability in accordance with our plans.

Our revenue declined 13% during the three months ended March 31, 2003 compared to the previous three months, 39% from 2001 to 2002, and 3% from 2000 to 2001. The decline in our revenue may continue in the future. In addition, the slowdown in the U.S. economy has added economic and consumer uncertainty that could adversely affect our revenue. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

If we fail to develop, manufacture and sell products successfully and in a timely manner, including those based on our Power Handheld reference design, we will not be able to compete effectively and our ability to generate revenue will suffer.

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

In connection with the cost reduction efforts described elsewhere in this report, we were forced to make certain product development decisions based on limited information regarding the future demand for those products. There can be no assurance that we decided to pursue the right product offerings to take advantage of future market opportunities. Specifically, we have made the strategic decision to devote a substantial portion of both our research and development resources and our working capital towards the development, manufacture and marketing of devices based on our Power Handheld reference design. We have limited experience in producing, marketing or distributing such devices, and there can be no assurance that these devices, or the underlying technology, will achieve market acceptance or that they will ultimately prove to be profitable in light of the many uncertainties inherent in introducing a new product or technology to market. These uncertainties include the intense competition found in the market generally for handheld computing devices, the various manufacturing and distribution risks involved in producing and marketing a new electronic product, the length of the sales cycle and the variation in customer ordering patterns. In the event that these product development initiatives do not meet our expectations, our revenue and earnings are likely to suffer and we would continue to be dependent on our other sources of revenue, including the relatively low margin revenue generated from our distribution agreements with Microsoft.

Unexpected fluctuations in our operating results could cause our stock price to decline significantly.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include:

•	Managing operations and risks, including:

•	the failure of the smart device market to develop;

•	our inability to develop, have manufactured, market and sell new and enhanced products and services on a timely basis;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	underestimates by us of the costs to be incurred in fixed-fee service projects;

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures;

•	our ability to increase our revenue to a level that exceeds our costs and expenses; and

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends;

•	Uncertainties associated with retaining business with Microsoft and other key third-party partners, including:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue was generated and on which we rely to continue to develop and promote Windows CE and other Windows-based operating systems and appliances;

•	the failure or perceived failure of Windows Embedded operating systems upon which demand for the majority of our products and services is dependent, to achieve or maintain widespread market acceptance; and

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships.

In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

If we do not maintain a good relationship with Microsoft, our revenue could decrease and our business would be adversely affected.

For the three months ended March 31, 2003 and 2002, approximately 1% and 25% of our revenue, respectively, was generated under our Master Agreement with Microsoft. We expect that service revenue from Microsoft will continue to not be as significant as our historical experience because work plans under our Master Agreement have ended. We also have entered into distribution agreements with Microsoft, which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. For the three months ended March 31, 2003 and 2002, approximately 67% and 6% of our revenue, respectively, was generated under those distribution agreements. If our distribution agreements with Microsoft are terminated, our product revenues would decrease. Moreover, if our distribution agreements with Microsoft are not renewed on terms as favorable as current terms, our revenue could decrease, and our gross margins from these transactions, which are already low, would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number 000-14278.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing our software products and services and may not receive developer releases of Windows CE, and our revenue and operating margins will suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software products and services to original equipment manufacturers and network operators could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows CE for smart devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows CE and, consequently, of our Windows CE-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and profit margins would suffer.

If we are unable to license key software from third parties our business could be harmed.

We often integrate third-party software with our internally developed software or hardware to provide products and services for our customers. If our relationships with our third-party vendors were to deteriorate, we might be unable to obtain licenses on commercially reasonable terms, if at all, for newer versions of their software required to maintain compatibility. In the event that we are unable to obtain additional licenses, we would be required to develop this technology internally, which could delay or limit our ability to introduce enhancements or new products or to continue to sell existing products.

Our software or hardware products or the third-party hardware or software integrated with our products and services may suffer from defects or errors that could impair our ability to sell our products and services.

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross margins. In addition, it is possible that by the time defects are fixed the market opportunity may have been missed which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and rely on third-party manufacturers to manufacture our and our customers’ products, including those related to our Power Handheld based devices that we distribute, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation or increased service and warranty costs, all of which could harm our business.

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

If the market for Windows Embedded operating systems fails to develop further, develops more slowly than we expect, or declines, our business and operating results will be materially harmed.

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems, if the market fails to develop further or develops more slowly than we expect, or declines, our business and operating results will be significantly harmed. Market acceptance of Windows Embedded will depend on many factors, including:

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

Unexpected delays, or announcement of delays, by Microsoft of Windows Embedded operating systems product releases could adversely affect our sales.

Unexpected delays, or announcement of delays, in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft of delays could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and could cause our operating results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

Our business could be adversely affected in the event that the financial condition of our customers erodes because such erosion could cause these customers to reduce their demand for our products or even terminate their relationship with us, and also could result in these customers being greater credit risks. As the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our products and services. Moreover, our distribution of Microsoft licenses is a relatively low-margin business, and we could face increased credit risk with the accounts receivable from certain customers. While we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business.

Recent efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

Beginning in 2001, we initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products. There can be no assurance that we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could decrease more slowly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to make additional reductions in our expenses and our work force, or to undertake additional measures.

If the market for smart devices fails to develop further or develops more slowly than we expect, or declines, our revenue will not develop as anticipated, if at all.

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

The market for Windows-based software products and services is extremely competitive, as is the market for our Power Handheld based devices. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of smart devices. Moreover, foreign competitors may be able to offer similar services to our customers at prices that are below our costs. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and development departments that may seek to develop their own proprietary solutions;

•	professional engineering services firms, domestic and foreign;

•	established smart device hardware, software and tools manufacturers and vendors; and

•	software and component distributors.

As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft resulting in reduced opportunities for service revenue for us. The barrier to entering the market as a provider or distributor of Windows-based smart device software and services is low. In addition, Microsoft has created a marketing program to encourage systems integrators to work on Windows. These systems integrators are given the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

Our reputation and revenue could be adversely affected if third party manufacturers and suppliers were to fail in meeting their performance obligations.

We intend to leverage and rely upon third-party manufacturers to manufacture products for us and our customers in connection with our Power Handheld based devices and other increasingly comprehensive, customized turnkey solutions for our customers. As a result, we would depend on third-party manufacturers to produce a sufficient volume of products on a timely basis and at satisfactory quality levels. If these third-party manufacturers were to fail in producing quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we would rely on these third-party manufacturers to place orders with suppliers for the components they need to manufacture our technology in customers’ products. If they were to fail in placing timely and sufficient orders with suppliers, our revenue could suffer. Moreover, if alternative sources for components and elements of our technology were unavailable or financially prohibitive, the ability to maintain timely and cost-effective production of our customers’ products could be seriously harmed and our revenues and reputation could suffer as a result. Furthermore, major health concerns, such as the possible spread of the SARS illness, could also adversely affect our manufacturing strategy and customer ordering patterns.

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

Third parties could assert that our products and services infringe their intellectual property rights, which could expose us to additional costs and litigation.

Third parties may claim that our current or future products and services infringe their proprietary rights, and these claims, regardless of their merit, could increase our costs and harm our business. We have not conducted patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, it is difficult to determine whether our products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that one of our products violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Moreover, any indemnification we obtain against claims that the technology we license from third parties infringes the proprietary rights of others may not always be available or may be limited in scope or amount. Even if we receive broad third-party indemnification, these indemnitors may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions.

There can be no assurance that infringement or invalidity claims related to the products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. We expect that software product developers will be increasingly subject to infringement claims, as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Foreign customers generated approximately 17% and 13% of our total revenue in the three months ended March 31, 2003 and 2002, respectively. Our international operations expose us to a number of risks, including the following:

•	greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	greater difficulty in managing foreign operations due to the lack of proximity between our home office and our foreign operations;

•	longer collection cycles than we typically experience in the U.S.;

•	unfavorable changes in regulatory practices and tariffs;

•	adverse changes in tax laws;

•	greater difficulty in managing foreign third-party manufacturing;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	general economic and political conditions in Asian and European markets, as a result of such events as the spread of the SARS illness and otherwise, which may differ from those in the U.S.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services entail the risk of such claims and we may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, including those based on our Power Handheld reference designs, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed or fall outside the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

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

During 2002 and 2003 to date, the market price for our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. If our stock price declines and remains below $1.00 for a period of thirty consecutive trading days, we face the possibility of receiving notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and is subject to delisting. If our common stock is delisted from trading on the Nasdaq National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the Nasdaq SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the Nasdaq National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

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

Foreign Currency Exchange Rate Risk. Currently, the majority of our revenue and expenses is denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not expect that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

Our international businesses are subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31,2003 was not material.

Investment Risk. We have investments in voting capital stock of technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the investment is marked to market. The fair value of our investments are subject to significant fluctuations due to the volatility of the stock market and changes in general economic conditions. Our policy is to regularly review the operating performance of the issuer in assessing the carrying value of the investment.

We review our long-lived assets, including goodwill, for impairment annually and whenever events or changes in circumstances otherwise indicate that the carrying amount of an asset may not be recoverable.

Item 4. Controls and Procedures.

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings. Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or in other factors, which could significantly affect our internal controls nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. We dispute the allegations of wrongdoing against us and are defending this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

On February 28, 2003 we, our Chief Executive Officer and a former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in our initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. The complaint makes similar allegations against approximately 50 other companies for which CSFB was the lead or co-lead underwriter of an initial public offering. The complaint alleges claims against us and the individuals for violations of the Securities Act of 1933 and/or violations of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint also alleges claims based on common law theories of fraud, negligent misrepresentation, respondeat superior, as well as Florida’s state securities laws. The complaint alleges that the defendants disseminated false and misleading information to the public, which misrepresented our initial public offering price and our financial condition and future revenue prospects. The complaint further alleges that the effect of the purported fraud was to manipulate our stock price so that the defendants could profit from the manipulation. The action seeks damages in an unspecified amount. No date has been set for a response to this complaint. We dispute the allegations of wrongdoing in this complaint against us and intend to vigorously defend this action. Again, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of litigation could have an adverse impact on our business, financial condition and results of operations.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

On April 29, 2003, the following items were voted on at the Annual Meeting of Shareholders:

Proposal 1: Election of Directors. Two Class III directors were elected at the Annual Meeting for three-year terms ending in 2006 by the vote set forth below:

Nominee	For	Withheld

Elwood D. Howse, Jr.	33,352,044	978,877
William T. Baxter	27,232,813	7,098,108

Proposal 2: A proposal to ratify and approve an amendment to the amended and restated stock option plan to limit the maximum number of shares by which the plan may be increased to 1,500,000 (subject to adjustment in the event of stock split, stock dividend or similar event) and to approve the material terms of the plan in compliance with the requirements of Internal Revenue Code Section 162(m) (“Section 162(m)”) was approved by the vote set forth below:

For	Against	Abstain	Broker non-votes

16,557,745	10,141,689	7,437	7,624,050

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.		Exhibit Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1	(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2		Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.1	(e)	Amended and Restated Stock Option Plan as amended in April 2003

99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On January 17, 2003, we filed a Form 8-K announcing the appointment of a new director.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 8, 2003	/S/ William T. Baxter William T. Baxter President and Chief Executive Officer

CERTIFICATION

I, William T. Baxter, President and Chief Executive Officer of BSQUARE Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BSQUARE Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ James R. Ladd

James R. Ladd,
Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1 (a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.1 (e)	Amended and Restated Stock Option Plan, as amended in April 2003

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002