Form 10-Q
period 2003-06-30
BSQUARE CORP /WA
filed 2003-08-14
CIK 1054721

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to                      .

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of	91-1650880 (I.R.S. Employer
incorporation or organization)	Identification No.)

3150 139th Avenue SE, Suite 500,
Bellevue WA	98005
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [X]

As of July 31, 2003, there were 37,215,520 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,037	$11,041
Restricted cash	2,199	2,582
Short-term investments	13,777	18,444
Accounts receivable, net	6,410	6,494
Income taxes receivable	155	2,934
Prepaid expenses and other current assets	1,310	1,966
Deferred income taxes	28	28

Total current assets	29,916	43,489
Furniture, equipment and leasehold improvements, net	2,426	3,124
Restricted cash	4,477	3,358
Investments	335	210
Intangible assets, net	558	850
Deposits and other assets	590	2,566

Total assets	$38,302	$53,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,225	$1,942
Accrued compensation	1,430	3,079
Restructuring costs, current portion	2,426	5,659
Other accrued expenses	2,793	3,204
Deferred income taxes	28	28
Deferred revenue	2,362	1,620

Total current liabilities	11,264	15,532
Restructuring costs, net of current portion	1,086	5,431

Total liabilities	12,350	20,963

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 37,194,043 shares as of June 30, 2003 and 36,968,128 shares as of December 31, 2002	117,675	117,149
Deferred stock-based compensation	(7)	(15)
Accumulated other comprehensive loss	(199)	(325)
Accumulated deficit	(91,517)	(84,175)

Total shareholders’ equity	25,952	32,634

Total liabilities and shareholders’ equity	$38,302	$53,597

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(unaudited)
Revenue:
Service	$3,012	$5,141	$4,980	$11,148
Product	6,369	4,379	12,469	7,068

Total revenue	9,381	9,520	17,449	18,216

Cost of revenue:
Service	2,458	4,551	4,876	8,935
Product	4,691	3,169	9,564	4,220

Total cost of revenue	7,149	7,720	14,440	13,155

Gross profit	2,232	1,800	3,009	5,061
Operating expenses:
Research and development	2,128	5,012	5,231	9,154
Selling, general and administrative	3,559	5,332	7,359	9,926
Acquired in-process research and development	—	—	—	1,698
Amortization of intangible assets	146	688	292	1,109
Impairment of goodwill	—	—	435	—
Restructuring and other related charges (credit)	(2,776)	—	(2,776)	2,205

Total operating expenses	3,057	11,032	10,541	24,092

Loss from operations	(825)	(9,232)	(7,532)	(19,031)
Other income (expense), net:
Investment income, net	118	400	306	935
Other income (expense), net	(7)	(1,759)	(87)	(1,759)

Loss before income taxes and cumulative effect of change in accounting principle	(714)	(10,591)	(7,313)	(19,855)
Provision for income taxes	(29)	(2,153)	(29)	(2,124)

Loss before cumulative effect of change in accounting principle	(743)	(12,744)	(7,342)	(21,979)
Cumulative effect of change in accounting principle	—	—	—	(14,932)

Net loss	$(743)	$(12,744)	$(7,342)	$(36,911)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.02)	$(0.35)	$(0.20)	$(0.61)
Cumulative effect of change in accounting principle	—	—	—	(0.42)

Basic and diluted loss per share	$(0.02)	$(0.35)	$(0.20)	$(1.03)

Shares used in calculation of loss per share:
Basic and diluted	37,183	36,572	37,106	35,972

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net loss	$(7,342)	$(36,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	2,598
Deferred income taxes	—	(1,363)
Write down of investments	78	1,810
Acquired in-process research and development	—	1,698
Cumulative effect of change in accounting principle	—	14,932
Restructuring and other related charges (credit)	(2,776)	2,205
Impairment of goodwill	435	—
Issuance of common stock warrants	332	—
Other	78	60
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(1,036)	—
Income taxes receivable	2,779	—
Accounts receivable, net	84	979
Prepaid expenses and other current assets	656	(585)
Deposits and other assets	1,976	(26)
Accounts payable, restructuring costs, accrued compensation and other accrued expenses	(6,579)	3,763
Deferred revenue	742	(987)

Net cash used in operating activities	(9,544)	(11,827)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(109)	(1,641)
Maturity of short-term investments	4,667	11,780
Purchase of Infogation Corporation, net of cash acquired	—	(3,893)

Net cash provided by investing activities	4,558	6,246

Cash flows from financing activities:
Proceeds from exercise of stock options	59	1,059

Net cash provided by financing activities	59	1,059

Effect of exchange rate changes on cash	(77)	113

Net decrease in cash and cash equivalents	(5,004)	(4,409)
Cash and cash equivalents, beginning of period	11,041	30,303

Cash and cash equivalents, end of period	$6,037	$25,894

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at June 30, 2003 and its operating results and cash flows for the three and six months ended June 30, 2003 and 2002. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, valuation of long-lived assets and deferred revenue. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation - Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following assumptions:

	Three Months Ended
	June 30,

	2003	2002

Dividend yield	0%	0%
Expected life	4 years	5 years
Expected volatility	180%	180%
Risk-free interest rate	1.9%	2.8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123 (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(unaudited)
Net loss, as reported	$(743)	$(12,744)	$(7,342)	$(36,911)
Compensation expense recognized under APB 25	4	23	8	60
Incremental pro forma compensation benefit (expense) under SFAS 123	51	(1,289)	285	(1,692)

Pro forma net loss	$(688)	$(14,010)	$(7,049)	$(38,543)

Pro forma basic and diluted loss per share	$(0.02)	$(0.38)	$(0.19)	$(1.07)

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

As of June 30, 2003 and 2002, there were stock options and warrants outstanding to acquire 4,919,111 and 4,777,747 common shares, respectively, that were excluded from the computation of diluted loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Change in Accounting for Goodwill and Certain Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the third quarter of 2002 the Company completed its evaluation of goodwill and other intangible assets acquired in prior years, as required. As a result, the Company recorded a retroactive impairment loss of $14.9 million as of January 1, 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows. Amounts presented for the six months ended June 30, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in the Company’s Form 10-Q for that period. See Note 3 for further discussion.

2. Consolidation of Excess Facilities and Restructuring Charge

During the first, third and fourth quarters of 2002, the Company initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, the Company recorded $16.2 million in restructuring and other related charges.

During the second quarter of 2003, to further reduce expenses, the Company announced a reduction in workforce of 16 employees, approximately 8% of our remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, the Company paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

In recent months, the Company made significant progress in its efforts to mitigate excess facility commitments. The most significant resulted from the execution of a lease termination agreement with the landlord of its former Sunnyvale, California facility. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of the Company’s common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180%, estimated based on the two-year average volatility of the Company’s common stock price, and an expected life of five years. In addition, the Company entered into a letter of intent with the landlord of its San Diego, California facility agreeing to terminate the existing lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, the Company agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These arrangements resulted in a change in estimate of the Company’s obligation for future minimum lease payments of $3.5 million.

The roll-forward of the restructuring liability follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, December 31, 2002	$1,254	$9,836	$—	$11,090
Restructuring charge recognized in the second quarter of 2003	200	286	274	760
Change in estimates due to the effect of lease termination arrangements	—	(3,536)	—	(3,536)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Cash payments pursuant to lease termination agreement	—	(698)	—	(698)
Cash payments	(1,454)	(2,044)	(274)	(3,772)

Balance, June 30, 2003	$—	$3,512	$—	$3,512

Current portion				$2,426
Long-term portion				$1,086

The components of the second quarter 2003 restructuring credit follows (in thousands):

Employee separation costs	$200
Additional accrual for change in estimate related to sublease income	286
Change in estimates due to the effect of lease termination arrangements	(3,536)
Other	274

Total	$(2,776)

3. Goodwill and Other Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Developed technology	$1,600	$(1,067)	$533	$1,600	$(800)	$800
Customer list	75	(50)	25	75	(25)	50

Total	$1,675	$(1,117)	$558	$1,675	$(825)	$850

Amortization expense associated with intangible assets for the three months ended June 30, 2003 and 2002 totaled $146,000 and $688,000, respectively. For the six months ended June 30, 2003 and 2002, amortization expense was $292,000 and $1.1 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remaining six months of 2003 and the year ending December 31, 2004 is $291,000 and $267,000, respectively, and zero thereafter.

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

Components of comprehensive loss consist of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss	$(743)	$(12,744)	$(7,342)	$(36,911)
Foreign currency translation gain (loss)	8	202	(77)	152
Unrealized gain (loss) on investment	203	(1,090)	203	(1,367)

Comprehensive loss	$(532)	$(13,632)	$(7,216)	$(38,126)

5. Commitments and Contingencies

Contractual Commitments

The Company leases its offices under non-cancelable operating leases that expire at various dates through 2005. Rental expense under operating lease agreements for the three and six months ended June 30, 2003 was $616,000 and $1.3 million, respectively, and for the three and six months ended June 30, 2002 was $1.3 million and $2.7 million, respectively.

During the second quarter of 2003, the Company entered into a purchase commitment for inventory of approximately $2.0 million, to be delivered in late 2003, from a contract manufacturer in China. To secure this purchase commitment, the Company issued a letter of credit in the amount of $2.0 million to the contract manufacturer. This amount is included in restricted cash in the accompanying balance sheet.

The Company’s contractual commitments at June 30, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases	$790	$1,000	$8	$1,798
Early lease termination fees	573	1,141	—	1,714

Restructuring-related commitments	1,363	2,141	8	3,512
Other commitments:
Inventory purchases	2,000	—	—	2,000
Operating leases	843	1,652	—	2,495

Total commitments	$4,206	$3,793	$8	$8,007

The Company pledged $4.7 million to banks as collateral for letters of credit issued to landlords for deposits against lease commitments. The pledged cash is recorded as restricted cash and may be reduced annually after lease commitment payments are made.

Legal Proceedings

In summer and early fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. We cannot offer an opinion as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003 the Company, its former Chief Executive Officer and a former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in the Company’s initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. On June 19, 2003, Plaintiffs filed an Amended Complaint against the Company seeking damages in an unspecified amount but voluntarily dismissed the claim against the individual defendants. The action sought damages in an unspecified amount. However, plaintiffs failed to serve the Company within 120 days of the filing of the initial complaint as required by the Federal Rules of Civil Procedure. On July 16, 2003 the Court entered an Order which designated the Company as a terminated party. Accordingly, the complaint against the Company has been dismissed without prejudice.

In connection with a potential acquisition, the Company advanced $1.8 million in January 2002 to Lineo, Inc. (Lineo) as a working capital loan. The Company subsequently terminated negotiations for the acquisition and was seeking repayment of the advance, which was guaranteed by Canopy Group, Inc. (Canopy), an investor in Lineo. On November 6, 2002, the Company filed a complaint in King County Superior Court against Lineo and Canopy seeking repayment of the advance plus costs and expenses. Subsequently, on February 19, 2003, Embedix, Inc., the alleged successor-in-interest to Lineo, filed a complaint against the Company in United States District Court, Central Division, District of Utah, alleging securities law violations and related state law claims in connection with the same transaction. In June 2003, the Company settled both actions and they were each dismissed with prejudice. The Company received payment of $1.5 million in connection with such settlement. The Company previously reserved $300,000 as a loss reserve related to this case. As a result, there was no impact on the statement of operations.

6. Segment Information

The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments: service and products. The service segment includes revenue earned for design and development of integration tools for semiconductor vendors, original equipment manufacturers, original design manufacturers, and network administrators. The product segment includes revenue earned from licensing of software products to original equipment manufacturers, distributing products through resellers, and distribution of third-party products. The Company does not track assets or operating expenses by operating segments. Consequently, it is not practicable to show assets or operating expenses by operating segments.

7. Nasdaq Listing

On May 27, 2003, the Company received notification from The Nasdaq Stock Market, advising the Company that it was not in compliance with the Nasdaq National Market’s listing maintenance standards requiring minimum bid price and listed security market value. In accordance with applicable Nasdaq marketplace rules, the Company has 180 days to regain compliance, which will likely occur if the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days. The Company’s common stock met these standards on August 7, 2003.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different estimates, assumptions, judgments or conditions.

Revenue Recognition

We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize product revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on our part. We also enter into multiple element arrangements in which a customer purchases a combination of software licenses, post-contract customer support (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting and development services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of PCS based on renewal rates for the same term PCS. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contract term, typically one to two years. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Estimated costs of future warranty claims and claims under indemnification provisions in certain licensing agreements are accrued based on historical experience.

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

We cannot predict what future laws and regulations might be adopted that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when deemed necessary.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three- and six-month periods ended June 30, 2003 and 2002. Our historical operating results are not necessarily indicative of the results for any future periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue:
Service	32%	54%	29%	61%
Product	68	46	71	39

Total revenue	100	100	100	100

Cost of revenue:
Service	26	48	28	49
Product	50	33	55	23

Total cost of revenue	76	81	83	72

Gross profit	24	19	17	28

Operating expenses:
Research and development	23	53	30	50
Selling, general and administrative	38	56	42	55
Acquired in-process research and development (1)	—	—	—	9
Amortization of intangible assets	2	7	2	6
Impairment of goodwill	—	—	2	—
Restructuring and other related charges (credit)	(30)	—	(16)	12

Total operating expenses	33	116	60	132

Loss from operations	(9)	(97)	(43)	(104)

Other income (expense), net:
Investment income, net	1	4	2	5
Other income (expense), net	—	(18)	(1)	(10)

Loss before income taxes and cumulative effect of change in accounting principle	(8)	(111)	(42)	(109)
Provision for income taxes	—	(23)	—	(12)

Loss before cumulative effect of change in accounting principle	(8)	(134)	(42)	(121)
Cumulative effect of change in accounting principle	—	—	—	(82)

Net loss	(8)%	(134)%	(42)%	(203)%

(1)	The consolidated statements of operations include a charge of $1.7 million (9% of total revenue) for the six months ended June 30, 2002 for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002.

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

Total revenue was $9.4 million and $9.5 million in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 1%. Total revenue was $17.4 million and $18.2 million in the six months ended June 30, 2003 and 2002, respectively, representing a decrease of 4%. These decreases were due primarily to reductions in the volume of services provided to Microsoft Corporation. Microsoft accounted for 3% and 19% of total revenue in the three months ended June 30, 2003 and 2002, respectively, and 2% and 22% of total revenue in the six months ended June 30, 2003 and 2002, respectively. We do not expect that future service revenue from Microsoft will be a significant percentage of our total revenue because workplans under our Microsoft Master Agreement, which defines our service volume and fees have significantly decreased. This decrease was partially offset by an increase in revenue from the sales of third-party software products.

Revenue from outside the United States was $1.2 million and $1.6 million in the three months ended June 30, 2003 and 2002, respectively, representing a 23% decrease. In the six months ended June 30, 2003 and 2002, revenue from outside the United States was $2.6 million and $4.0 million, respectively, representing a 35% decrease. This decrease in international revenue was due to a decrease in the number and size of software service projects with international porting partners. We expect international revenues will continue to represent a significant portion of revenue, although as a percentage of total revenue it may fluctuate from period to period.

Service revenue

Service revenue was $3.0 million and $5.1 million in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 41%. In the six months ended June 30, 2003 and 2002, service revenue was $5.0 million and $11.1 million, respectively, representing a 55% decrease. These decreases were due primarily to reductions in Microsoft service projects, and to an overall decline in demand for our services largely as a result of the decline in the U.S. business economy.

Product revenue

Product revenue was $6.4 million and $4.4 million in the three months ended June 30, 2003 and 2002, respectively, representing an increase of 45%. In the six months ended June 30, 2003 and 2002, product revenue was $12.5 million and $7.1 million, respectively, representing a 76% increase. As a percentage of total revenue, product revenue was 68% and 46% in the three months ended June 30, 2003 and 2002, and 71% and 39% in the six months ended June 30, 2003 and 2002, respectively. These increases were primarily due to increased sales of third-party software products. As a percentage of product revenue, third-party product revenue was 90% and 77% for the three months ended June 30, 2003 and 2002, respectively and was 91% and 70% for the six months ended June 30, 2003 and 2002, respectively. We expect third-party software product sales to continue to be a significant percentage of our total product revenue.

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

Gross profit was $2.2 million and $1.8 million in the three months ended June 30, 2003 and 2002, respectively, representing an increase of 24%. Gross profit was 24% and 19% of revenue in the three months ended June 30, 2003 and 2002, respectively. The lower gross profit for the three months ended June 30, 2002 was due to higher costs per employee and excess services capacity as a result of reduced services provided to Microsoft. In the six months ended June 30, 2003 and 2002, gross profit was $3.0 million and $5.1 million, respectively, representing a decrease of 41%. Gross profit was 17% and 28% of revenue in the six months ended June 30, 2003 and 2002, respectively. The overall decrease in 2003 resulted from the significant increase in third-party product revenue as a percentage of our total sales. The majority of this revenue was generated by the distribution of Microsoft product licenses, which generate lower gross profit percentages.

Operating Expenses

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and related facilities and depreciation costs.

Research and development expenses were $2.1 million and $5.0 million in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 58%. As a percentage of total revenue, research and development expenses represented 23% and 53% in the three months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003 and 2002, research and development expenses were $5.2 million and $9.2 million, respectively, representing a decrease of 43%. As a percentage of total revenue, research and development expenses represented 30% and 50% in the six months ended June 30, 2003 and 2002, respectively. These decreases were primarily due to reductions in our developer workforce and our more focused development initiatives. In addition, the development stage of our initial Power Handheld design is nearing completion.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $3.6 million and $5.3 million in the three months ended June 30, 2003 and 2002, respectively, representing a decrease of 33%. Selling, general and administrative expenses represented 38% and 56% of total revenue in the three months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003 and 2002, selling, general and administrative expenses were $7.4 million and $9.9 million, representing 42% and 55% of total revenue, respectively. These decreases were due primarily to restructuring steps that reduced our personnel and facilities during 2003 and 2002.

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

Restructuring charges (credit)

During the first, third and fourth quarters of 2002, we initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, we recorded $16.2 million in restructuring and other related charges.

During the second quarter of 2003, to further reduce expenses, we announced a reduction in workforce of 16 employees, approximately 8% of our remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, we paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

In recent months, we have made significant progress in our efforts to mitigate excess facility commitments. The most significant resulted from the execution of a lease termination agreement with the landlord of our former Sunnyvale, California facility. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180%, estimated based on the two-year average volatility of our common stock price, and an expected life of five years. In addition, we entered into a letter of intent with the landlord of our San Diego, California facility agreeing to terminate the existing lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, we agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These arrangements resulted in a change in estimate of our obligation for future minimum lease payments of $3.5 million.

The roll-forward of the restructuring liability follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, December 31, 2002	$1,254	$9,836	$—	$11,090
Restructuring charge recognized in the second quarter of 2003	200	286	274	760
Change in estimates due to the effect of lease termination arrangements	—	(3,536)	—	(3,536)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Cash payments pursuant to lease termination agreement	—	(698)	—	(698)
Cash payments	(1,454)	(2,044)	(274)	(3,772)

Balance, June 30, 2003	$—	$3,512	$—	$3,512

Current portion				$2,426
Long-term portion				$1,086

The components of the second quarter 2003 restructuring credit follows (in thousands):

Employee separation costs	$200
Additional accrual for change in estimate related to sublease income	286
Change in estimates due to the effect of lease termination arrangements	(3,536)
Other	274

Total	$(2,776)

Other Income (Expense), Net

Other income (expense), net was $111,000 and $(1.4 million) in the three months ended June 30, 2003 and 2002. In the six months ended June 30, 2003 and 2002, other income (expense), net was $219,000 and $(824,000). The increases are due to the reduction of the carrying value of cost-based investments by $1.8 million in the three months ended June 30, 2002, offset by lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash for operations, acquisitions and restructuring.

Income Taxes

During the second quarter of 2003, we collected $2.8 million related to the refund of prior years’ income taxes paid resulting from our carry back of net operating losses applied to prior year tax returns. At June 30, 2003, we maintained a tax receivable of $155,000 for the remaining expected refund. In the three months ended June 30, 2002, we recorded a tax provision of $2.2 million, primarily as a result of the increase in the valuation allowance against deferred tax assets due to uncertainties of their recovery.

Cumulative effect of change in accounting principle

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found instances of impairment in our recorded goodwill. Accordingly, during the third quarter of 2002, we completed our evaluation of goodwill and other intangible assets acquired in prior years. As a result, we retroactively recorded an impairment loss of $14.9 million as of January 1, 2002 as a cumulative effect of a change in accounting principle. Amounts presented for the six months ended June 30, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in our Form 10-Q for that period.

Liquidity and Capital Resources

As of June 30, 2003, we had $26.5 million of cash, cash equivalents, restricted cash, and short-term investments, compared to $35.4 million at December 31, 2002. Our working capital at June 30, 2003 was $18.7 million compared to $28.0 million at December 31, 2002.

During the six months ended June 30, 2003, net cash used in operating activities was $9.5 million primarily due to our net loss of $7.3 million and the payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of $2.8 million from the refund of prior years income taxes and $1.5 million from the settlement of a legal dispute. During the six months ended June 30, 2002, net cash used in operating activities was $11.8 million, primarily due to our net loss of $36.9 million, offset by the adjustment for the cumulative effect of change in accounting principle, depreciation and amortization and restructuring and other related charges.

Investing activities provided cash of $4.6 million and $6.2 million in the six months ended June 30, 2003 and 2002, respectively. Investing activities in 2003 included $4.7 million provided by maturities of short-term investments and $109,000 used for capital equipment purchases. Investing activities in 2002 included $11.8 million provided by maturities of short-term investments, $1.6 million used for capital equipment purchases, and $3.9 million of net cash used in the acquisition of Infogation Corporation.

Financing activities generated $59,000 and $1.1 million in the six months ended June 30, 2003 and 2002, respectively, as a result of employees’ exercise of stock options.

In the six months ended June 30, 2003 we paid a total of $4.5 million for restructuring related costs. As of June, 30 2003, we had an accrued balance of $3.5 million in estimated remaining restructuring-related costs, consisting of $1.8 million for excess facilities primarily related to non-cancelable leases and $1.7 million for early lease termination commitments.

Our principal commitments consist of obligations outstanding under operating leases. In 2002 we agreed to certain early lease termination fees related to our corporate headquarters in Bellevue, Washington, of which $1.7 million, payable in quarterly installments through 2004, remains outstanding at June 30, 2003. We also have lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. The annual obligations under these leases total approximately $3.8 million, subject to annual adjustments.

During the second quarter of 2003, we entered into a purchase commitment for inventory of approximately $2.0 million, to be delivered in late 2003, from a contract manufacturer in China. To secure this purchase commitment, we issued a letter of credit in the amount of $2.0 million to the contract manufacturer. This amount is included in restricted cash in the accompanying balance sheet.

Contractual commitments at June 30, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases	$790	$1,000	$8	$1,798
Early lease termination fees	573	1,141	—	1,714

Restructuring-related commitments	1,363	2,141	8	3,512
Other commitments:
Inventory purchases	2,000	—	—	2,000
Operating leases	843	1,652	—	2,495

Total commitments	$4,206	$3,793	$8	$8,007

As of June 30, 2003, we had pledged a total of $4.7 million to banks as collateral for letters of credit issued to landlords as deposits against our lease commitments. The pledged cash is recorded as restricted cash. Although we have no other material commitments, we expect a continuation of capital expenditures to support new and continuing business initiatives.

Our revenue decreased 10% in the six months ended June 30, 2003 as compared to the previous six months and 39% in 2002 as compared to 2001. Our revenue may continue to decline in light of the slowdown in the U.S. and international economies generally and in the market for our products and services. If our revenue declines at historic rates or faster than we reduce our costs, we will continue to experience losses and will be required to use our existing cash faster than planned to fund those losses.

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

Our revenue decreased 10% during the six months ended June 30, 2003 compared to the previous six months, 39% from 2001 to 2002, and 3% from 2000 to 2001. The decline in our revenue may continue in the future. In addition, the slowdown in the U.S. economy has added economic and consumer uncertainty that could adversely affect our revenue. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

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

We are devoting a substantial portion of our resources on devices based on our Power Handheld reference design. The device market is new to us and is subject to many uncertainties. If this initiative is not successful, our revenue and earnings will suffer.

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

For the three months ended June 30, 2003 and 2002, approximately 3% and 19% of our revenue, respectively, was generated under our Master Agreement with Microsoft. We expect that service revenue from Microsoft will continue to not be as significant as our historical experience because work plans under our Master Agreement have significantly decreased. Separately, we also have entered into distribution agreements with Microsoft, which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. For the three months ended June 30, 2003 and 2002, approximately 60% and 35% of total revenue, respectively, was generated under those distribution agreements. If our distribution agreements with Microsoft are terminated, our product revenues would decrease. Moreover, if our distribution agreements with Microsoft are renewed on less favorable terms, our revenue could decrease, and our gross margins from these transactions, which are already low, would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number 000-14278.

Our products and services, including those based on our Power Handheld reference design, could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products or cause shipment delays or stoppages.

It is difficult to determine whether our products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that a device based on one of our reference designs, or one of our other products, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services, infringe their proprietary rights, regardless of merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification against potential claims that the technology we license from third parties infringes the proprietary rights of others. Moreover, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these indemnitors may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions.

There can be no assurance that infringement or invalidity claims related to the products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors with respect to the products we develop have, or are affiliated with, companies having substantially greater resources than ours and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software product developers will be increasingly subject to infringement claims, as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlaps. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial conditions and results of operations.

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

Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include:

•	Managing operations and risks, including:

•	the failure of the smart device market to develop;

•	our inability to develop, have manufactured, market and sell new and enhanced products and services on a timely basis;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	underestimates by us of the costs to be incurred in fixed-fee service projects;

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures;

•	our ability to increase our revenue to a level that exceeds our costs and expenses; and

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends;

•	Uncertainties associated with retaining business with Microsoft and other key third-party partners, including:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue was generated and on which we rely to continue to develop and promote Windows Embedded operating systems and appliances;

•	the failure or perceived failure of Windows Embedded operating systems upon which demand for the majority of our current products and services is dependent, to achieve or maintain widespread market acceptance; and

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships.

In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing our software products and services and may not receive developer releases of Windows Embedded operating systems , and our revenue and operating margins will suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software products and services to original equipment manufacturers and network operators could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows Embedded operating systems for smart devices. Microsoft refers many of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE and XPe. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and, consequently, of our Windows Embedded operating systems -based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and profit margins would suffer.

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

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems, if the market fails to develop further or develops more slowly than we expect, or declines, our business and operating results will be significantly harmed. Market acceptance of Windows Embedded will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded market. As the developer and primary promoter of Windows CE and XPe, if Microsoft were to decide to discontinue or lessen its support of the Windows Embedded operating systems, potential customers could select competing operating systems, which would reduce the demand for our Windows Embedded software products and services;

•	the ability of the Windows Embedded operating systems to compete against existing and emerging operating systems for the smart device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc., Linux and proprietary operating systems. In particular, in the market for palm-size devices, Windows Embedded operating systems face intense competition from Palm Incorporated, Research In Motion and Linux based devices. In the market for cellular phones, Windows Embedded operating systems faces competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows Embedded operating systems may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows embedded operating systems; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to smart device end users than those available on Windows Embedded operating systems, potential purchasers could select competing operating systems over Windows Embedded operating systems.

Unexpected delays, or announcement of delays, by Microsoft of Windows Embedded operating systems product releases could adversely affect our sales.

Unexpected delays, or announcement of delays, in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements by Microsoft of delays could also cause our customers to delay or cancel their project development activities or product introductions. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

Our senior management has experienced significant turnover and change of job function, which could disrupt our business and operations.

Since June 2003, there have been numerous changes in our senior management team. On June 17, 2003, we announced the departures of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management. On that same date, we announced that Nogi Asp was promoted from Director of Finance to Vice President of Finance and Chief Financial Officer. On July 24, 2003, we announced that one of our founders, William T. Baxter, was stepping down as Chairman of the Board and Chief Executive Officer. Mr. Baxter remains on our Board of Directors and is currently our Chief Technology Officer. On July 24, 2003 we also announced that Brian T. Crowley, our then Vice President of Product Development, was appointed by our Board of Directors to succeed Mr. Baxter as Chief Executive Officer and to serve on our Board, that Donald D. Bibeault was elected to the position of Chairman of the Board, and that Jeffrey T. Chambers had resigned from our Board of Directors.

Because of these recent management departures, additions and changes in roles, our current management team has not worked together in their current positions for a significant length of time and may not be able to work together effectively in these new positions to successfully develop and implement business strategies. In addition, as a result of these management changes, management may need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. Mr. Crowley and Mr. Asp, in particular, will need to successfully meet the increased internal and external challenges and responsibilities of their new positions. All members of our management team will need to overcome the challenges created by any vacancies in our senior management positions that remain unfilled. If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

Erosion of the financial condition of our customers could adversely affect our business.

Our business could be adversely affected in the event that the financial condition of our customers erodes because such erosion could cause these customers to reduce their demand for our products and services or even terminate their relationship with us, and also could result in these customers being greater credit risks. As the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our products and services. Moreover, our distribution of Microsoft licenses is a relatively low-margin business, and we could face increased credit risk with the accounts receivable from certain customers. While we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business.

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

The market for Windows-based software products and services is extremely competitive, as is the market for our Power Handheld based devices. In addition, competition is intense for the business of the limited number of original equipment manufacturer customers that are capable of building and shipping large quantities of smart devices. Moreover, in certain cases, foreign competitors are able to offer professional engineering services to our customers at prices that are below our costs. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	our current and potential customers’ internal research and developments that may seek to develop their own proprietary sloutions;

•	professional engineering services firms, domestic and foreign;

•	established smart device hardware, software and tools manufacturers and vendors; and

•	software and component distributors.

As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us nor has it agreed not to compete with us. In fact, we believe that Microsoft has decided to bring more of the core development services and expertise that we provide in-house to Microsoft resulting in reduced opportunities for service revenue for us. The barrier to entering the market as a provider or distributor of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than us and may therefore be able to offer advantageous pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market and as new products and technologies are introduced.

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

Foreign customers generated approximately 13% and 17% of our total revenue in the three months ended June 30, 2003 and 2002, respectively, and 15% and 22% for the six months ended June 30, 2003, respectively. Our international operations expose us to a number of risks, including the following:

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

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

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

On May 27, 2003, we received notification from The Nasdaq Stock Market, advising that we were not in compliance with the Nasdaq National Market’s listing maintenance standards requiring minimum bid price and listed security market value. In accordance with applicable Nasdaq marketplace rules, we have 180 days to regain compliance, which will likely occur if the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days. Our common stock met these standards on August 7, 2003. If our common stock is delisted from trading on the Nasdaq National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the Nasdaq SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the Nasdaq National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

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

Certain provisions of our articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our board of directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may tend to discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors.

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

Foreign Currency Exchange Rate Risk. Currently, the majority of our revenue and expenses is denominated in U.S. dollars, and, as a result, we have not experienced significant foreign exchange gains or losses to date. While we have conducted some transactions in foreign currencies and expect to continue to do so, we do not expect that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

Our international businesses are subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2003 was not material.

Investment Risk. We have investments in voting capital stock of technology companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method as our ownership is less than 20% and we do not have significant influence. To the extent that the capital stock held is in a public company and the securities have a quoted market price, the investment is marked to market. The fair value of our investments is subject to significant fluctuations due to the volatility of the stock market and changes in general economic conditions. Our policy is to regularly review the operating performance of the issuer in assessing the carrying value of the investment.

We review our long-lived assets, including goodwill, for impairment annually and whenever events or changes in circumstances otherwise indicate that the carrying amount of an asset may not be recoverable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In summer and early fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. We have approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between us and the plaintiff class. It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by us. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 companies who are part of the consolidated case against us, the negotiation of a settlement agreement, and approval by the Court. We cannot offer an opinion as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003 we, our former Chief Executive Officer and a former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in our initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. On June 19, 2003, Plaintiffs filed an Amended Complaint against us seeking damages in an unspecified amount but voluntarily dismissed the claims against the individual defendants. The action sought damages in an unspecified amount. However, plaintiffs failed to serve us within 120 days of the filing of the initial complaint as required by the Federal Rules of Civil Procedure. On July 16, 2003 the Court entered an Order which designated us as a terminated party. Accordingly, the complaint against us has been dismissed without prejudice.

On November 6, 2002, we filed a complaint in King County Superior Court against Lineo, Inc. (“Lineo”) and The Canopy Group, Inc. (“Canopy”) seeking repayment of an advance in the amount of $1.8 million (plus costs and expenses) made by us to Lineo in connection with our potential acquisition of Lineo. The advance was guaranteed by Canopy. Subsequently, on February 19, 2003, Embedix, Inc., the alleged successor-in-interest to Lineo, filed a complaint against us in United States District Court, Central Division, District of Utah, alleging securities law violations and related state law claims in connection with the same transaction. We have settled both actions and they were each dismissed with prejudice. We received payment of $1.5 million in connection with such settlement.

Item 2. Changes in Securities and Use of Proceeds.

In June 2003, we issued warrants to purchase 400,000 shares of our common stock at $1.14 per share at any time prior to June 30, 2008. The warrants were issued as partial consideration for the lease termination agreement with a former landlord. The warrants were issued in reliance upon an exemption from registration under the Securities Act of 1933 provided by Regulation D.

Item 4. Submission of Matters to a Vote of Security Holders.

See Item 4 of our Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

4.2	Form of Warrant to purchase common stock

10.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On April 24, 2003, we filed a Form 8-K announcing our first quarter results.

On May 30, 2003, we filed a Form 8-K announcing that we received notification from The Nasdaq Stock Market that we are not in compliance with the Nasdaq National Market’s listing maintenance standards regarding minimum bid price and listed security market value.

On June 17, 2003, we filed a Form 8-K announcing the departure of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management and the promotion of Nogi A. Asp to Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 14, 2003	/S/ Brian T. Crowley Brian T. Crowley Chief Executive Officer (Principal executive officer)

Date: August 14, 2003	/S/ Nogi A. Asp Nogi A. Asp Chief Financial Officer (Principal financial officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

4.2	Form of Warrant to purchase common stock

10.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002