Form 10-Q
period 2003-09-30
BSQUARE CORP /WA
filed 2003-11-14
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 37,457,164 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 6.	Exhibits and Reports on Form 8-K	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,962	$11,041
Restricted cash	2,000	2,582
Short-term investments	7,730	18,444
Accounts receivable, net	6,512	6,494
Income taxes receivable	155	2,934
Prepaid expenses and other current assets	1,075	1,966
Deferred income taxes	28	28

Total current assets	26,462	43,489
Furniture, equipment and leasehold improvements, net	2,064	3,124
Restricted cash	4,192	3,358
Investments	—	210
Intangible assets, net	412	850
Deposits and other assets	730	2,566

Total assets	$33,860	$53,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$1,942
Accrued compensation	1,107	3,079
Restructuring costs, current portion	2,126	5,659
Other accrued expenses	2,962	3,204
Deferred income taxes	28	28
Deferred revenue	1,960	1,620

Total current liabilities	10,159	15,532
Restructuring costs, net of current portion	556	5,431

Total liabilities	10,715	20,963

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 37,451,988 shares as of September 30, 2003 and 36,968,128 shares as of December 31, 2002	117,844	117,149
Deferred stock-based compensation	—	(15)
Accumulated other comprehensive loss	(213)	(325)
Accumulated deficit	(94,486)	(84,175)

Total shareholders’ equity	23,145	32,634

Total liabilities and shareholders’ equity	$33,860	$53,597

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenue:
Product	$7,101	$5,594	$19,570	$12,662
Service	2,307	4,412	7,287	15,560

Total revenue	9,408	10,006	26,857	28,222

Cost of revenue:
Product	5,002	4,482	14,566	8,702
Service	2,441	4,556	7,317	13,491

Total cost of revenue	7,443	9,038	21,883	22,193

Gross profit	1,965	968	4,974	6,029
Operating expenses:
Research and development	2,156	3,636	7,387	12,790
Selling, general and administrative	2,967	5,043	10,326	14,969
Acquired in-process research and development	—	—	—	1,698
Amortization of intangible assets	146	133	438	1,242
Impairment of goodwill and other intangible assets	—	6,472	435	6,472
Restructuring and other related charges (credit)	360	9,885	(2,416)	12,090

Total operating expenses	5,629	25,169	16,170	49,261

Loss from operations	(3,664)	(24,201)	(11,196)	(43,232)
Other income (expense), net:
Investment income, net	144	298	450	1,233
Other income (expense), net	591	(1,644)	504	(3,403)

Loss before income taxes and cumulative effect of change in accounting principle	(2,929)	(25,547)	(10,242)	(45,402)
Provision for income taxes	(40)	—	(69)	(2,124)

Loss before cumulative effect of change in accounting principle	(2,969)	(25,547)	(10,311)	(47,526)
Cumulative effect of change in accounting principle	—	—	—	(14,932)

Net loss	$(2,969)	$(25,547)	$(10,311)	$(62,458)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.08)	$(0.69)	$(0.28)	$(1.31)
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Basic and diluted loss per share	$(0.08)	$(0.69)	$(0.28)	$(1.72)

Shares used in calculation of loss per share:
Basic and diluted	37,323	36,783	37,179	36,245

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,311)	$(62,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,511	3,085
Deferred income taxes	—	5,792
Write down of investments	78	3,446
Gain on sale of investments	(627)	—
Acquired in-process research and development	—	1,698
Cumulative effect of change in accounting principle	—	14,932
Restructuring and other related charges (credit)	(2,416)	12,090
Impairment of goodwill	435	6,472
Issuance of common stock warrants	332	—
Other	114	33
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(552)	(5,940)
Income taxes receivable	2,779	—
Accounts receivable, net	(18)	2,284
Prepaid expenses and other current assets	891	(1,498)
Deposits and other assets	1,836	(291)
Accounts payable, restructuring costs, accrued compensation and other accrued expenses	(8,172)	(5,580)
Deferred revenue	340	(1,255)

Net cash used in operating activities	(13,780)	(27,190)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(116)	(1,856)
Maturity of short-term investments	10,714	9,873
Proceeds from the sale of investments	759	—
Purchase of Infogation Corporation, net of cash acquired	—	(3,893)
Purchase of customer list	—	(75)

Net cash provided by investing activities	11,357	4,049

Cash flows from financing activities:
Proceeds from exercise of stock options	232	1,095

Net cash provided by financing activities	232	1,095

Effect of exchange rate changes on cash	112	78

Net decrease in cash and cash equivalents	(2,079)	(21,968)
Cash and cash equivalents, beginning of period	11,041	30,303

Cash and cash equivalents, end of period	$8,962	$8,335

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at September 30, 2003 and its operating results and cash flows for the three and nine months ended September 30, 2003 and 2002. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year then ended. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, valuation of long-lived assets and deferred revenue. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation - Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using the Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying options vest.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following assumptions:

	Three Months Ended
	September 30,

	2003	2002

Dividend yield	0%	0%
Expected life	4 years	5 years
Expected volatility	170%	180%
Risk-free interest rate	2.7%	2.8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123 (in thousands, except per share data):

	Three Months		Nine months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(unaudited)
Net loss, as reported	$(2,969)	$(25,547)	$(10,311)	$(62,458)
Compensation expense recognized under APB 25	7	38	15	98
Incremental pro forma compensation expense under SFAS 123	(397)	(316)	(112)	(2,008)

Pro forma net loss	$(3,359)	$(25,825)	$(10,408)	$(64,368)

Pro forma basic and diluted loss per share	$(0.09)	$(0.70)	$(0.28)	$(1.78)

Shares used in calculation of pro forma loss per share:
Basic and diluted	37,323	36,783	37,179	36,245

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

As of September 30, 2003 and 2002, there were stock options and warrants outstanding to acquire 4,888,806 and 6,931,505 common shares, respectively, that were excluded from the computation of diluted loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Change in Accounting for Goodwill and Certain Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the third quarter of 2002 the Company completed its evaluation of goodwill and other intangible assets acquired in prior years, as required. As a result, the Company recorded a retroactive impairment loss of $14.9 million as of January 1, 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows. The Company’s policy provides that goodwill and indefinite life intangible assets will be reviewed for impairment on October 1st of each year. See Note 3 for further discussion.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which had an original effective date of July 1, 2003. In October 2003, the FASB deferred the effective date of FIN 46 until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company for the quarter ending December 31, 2003. The Company, in consultation with its advisors, is reviewing FIN 46 to determine its impact, if any, upon the Company’s consolidated financial statements. Based upon its initial analysis, the Company does not believe that FIN 46 will have a material adverse effect upon its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has determined that SFAS 150 does not affect the classification or measurement of any of its financial instruments.

2. Consolidation of Excess Facilities and Restructuring Charge

During the third quarter of 2003, to further reduce expenses, the Company announced a company-wide reduction in workforce of 14 employees, approximately 8% of its remaining workforce. In connection with this headcount reduction, the Company paid approximately $175,000 in severance and other benefits in the third quarter of 2003. Also during the third quarter, the Company finalized negotiations for the termination of its San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, the Company agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005.

During the second quarter of 2003, the Company announced a reduction in workforce of 16 employees, approximately 8% of its then remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, the Company paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

During the second quarter of 2003, the Company also negotiated a termination of its Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of the Company’s common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of its common stock price) and an expected life of five years.

During the first, third and fourth quarters of 2002, the Company initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, the Company recorded $16.2 million in restructuring and other related charges.

The roll-forward of the restructuring liability follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, December 31, 2002	$1,254	$9,836	$—	$11,090
Restructuring charge recognized in the second quarter of 2003	200	286	274	760
Restructuring charge recognized in the third quarter of 2003	175	—	184	359
Change in estimates due to the effect of lease termination arrangements	—	(3,536)	—	(3,536)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,629)	(2,574)	(458)	(4,661)

Balance, September 30, 2003	$—	$2,682	$—	$2,682

Current portion				$2,126
Long-term portion				$556

3. Goodwill and Other Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Developed technology	$1,600	$(1,200)	$400	$1,600	$(800)	$800
Customer list	75	(63)	12	75	(25)	50

Total	$1,675	$(1,263)	$412	$1,675	$(825)	$850

Amortization expense associated with intangible assets was $146,000 and $133,000 for the three months the ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, amortization expense was $438,000 and $1.2 million, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remaining three months of 2003 and the year ending December 31, 2004 is $145,000 and $267,000, respectively, and zero thereafter.

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

Components of comprehensive loss consist of the following (in thousands):

	Three Months		Nine months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss	$(2,969)	$(25,547)	$(10,311)	$(62,458)
Foreign currency translation gain (loss)	189	(74)	112	78
Reclassification adjustment for gains included in net loss	(203)	—	—	—

Comprehensive loss	$(2,983)	$(25,621)	$(10,199)	$(62,380)

5. Commitments and Contingencies

Contractual Commitments

The Company leases its offices under non-cancelable operating leases that expire at various dates through 2005. Rental expense under operating lease agreements for the three and nine months ended September 30, 2003 was $667,000 and $1.9 million, respectively, and for the three and nine months ended September 30, 2002 was $1.3 million and $3.9 million, respectively.

During the second quarter of 2003, the Company entered into a purchase commitment for inventory of approximately $2.0 million, to be delivered in late 2003, from a contract manufacturer in China. To secure this purchase commitment, the Company issued a letter of credit in the amount of $2.0 million to the contract manufacturer. The Company pledged $2.0 million, included in restricted cash, as collateral for this letter of credit. The Company expects this inventory to be delivered in the fourth quarter of 2003 and that this purchase commitment will be paid.

The Company has pledged $4.2 million as collateral for bank letters of credit issued to landlords for deposits against lease commitments. The pledged cash is recorded as restricted cash and may be reduced annually after lease commitment payments are made.

The Company’s contractual commitments at September 30, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases	$248	$1,000	$8	$1,256
Early lease termination fees	285	1,141	—	1,426

Restructuring-related commitments	533	2,141	8	2,682
Other commitments:
Inventory purchases	2,000	—	—	2,000
Operating leases	429	1,668	—	2,097

Total commitments	$2,962	$3,809	$8	$6,779

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

6. Segment Information

The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. As defined in SFAS No. 131, the Company operates in two reportable segments: service and products. The service segment includes revenue earned for design and development of integration tools for semiconductor vendors, original equipment manufacturers, original design manufacturers, and network administrators. The product segment includes revenue earned from licensing of software products to original equipment manufacturers, distributing products through resellers, and distribution of third-party products. The Company has not tracked assets or operating expenses by operating segments. Consequently, it is not practicable to show assets or operating expenses by operating segments.

7. Related Party Transactions

During the second quarter of 2003, the Company hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, the Company incurred approximately $355,000 of consulting fees. In July 2003, the Company named Donald Bibeault, the President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new six-month consulting agreement. Under the new agreement, Mr. Bibeault provides the Company 10 days per month of onsite consulting services. For the three months ended September 30, 2003, the Company incurred expenses of approximately $46,000 under the new agreement.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize product revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on our part. We also enter into multiple element arrangements in which a customer purchases a combination of software licenses, post-contract customer support (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting and development services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Generally, we determine VSOE of fair value of PCS based on the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contract term, typically one to two years. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three- and nine-month periods ended September 30, 2003 and 2002. Our historical operating results are not necessarily indicative of the results for any future periods.

	Three Months		Nine months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenue:
Product	75%	56%	73%	45%
Service	25	44	27	55

Total revenue	100	100	100	100

Cost of revenue:
Product	53	45	54	31
Service	26	45	27	48

Total cost of revenue	79	90	81	79

Gross profit	21	10	19	21

Operating expenses:
Research and development	22	36	28	45
Selling, general and administrative	32	50	38	53
Acquired in-process research and development (1)	—	—	—	6
Amortization of intangible assets	2	1	2	4
Impairment of goodwill and other intangible assets	—	65	2	23
Restructuring and other related charges (credit)	4	99	(9)	43

Total operating expenses	60	251	61	174

Loss from operations	(39)	(241)	(42)	(153)

Other income (expense), net:
Investment income, net	1	3	2	4
Other income (expense), net	6	(16)	2	(12)

Loss before income taxes and cumulative effect of change in accounting principle	(32)	(254)	(38)	(161)
Provision for income taxes	—	—	—	(8)

Loss before cumulative effect of change in accounting principle	(32)	(254)	(38)	(169)
Cumulative effect of change in accounting principle	—	—	—	(53)

Net loss	(32)%	(254)%	(38)%	(222)%

(1)	The consolidated statements of operations include a charge of $1.7 million (6% of total revenue) for the nine months ended September 30, 2002 for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002.

Revenue

Total revenue consists of product and service revenue. Product revenue consists primarily of third-party product distribution, and, to a lesser extent, software licensing fees and royalties from our software development tool products, debugging tools and applications, and smart device reference designs. Service revenue is derived from hardware and software development consulting, porting contracts, maintenance and support contracts, and customer training.

Total revenue was $9.4 million and $10.0 million in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 6%. Total revenue was $26.9 million and $28.2 million in the nine months ended September 30, 2003 and 2002, respectively, representing a decrease of 5%. These decreases were due primarily to reductions in the volume of services provided to Microsoft Corporation. Microsoft service revenue accounted for 2% and 16% of total revenue in the three months ended September 30, 2003 and 2002, respectively, and 2% and 20% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. We do not expect that future service revenue from Microsoft will be a significant percentage of our total revenue because workplans under our Microsoft Master Agreement, which defines our service volume and fees, have significantly decreased. This decrease was partially offset by an increase in revenue from the sales of third-party software products.

Revenue from outside the United States was $1.6 million and $2.2 million in the three months ended September 30, 2003 and 2002, respectively, representing a 27% decrease. In the nine months ended September 30, 2003 and 2002, revenue from outside the United States was $4.2 million and $6.2 million, respectively, representing a 32% decrease. This decrease in international revenue was due to a decrease in the number and size of software service projects with international porting partners, particularly in Japan. We expect international revenues will continue to represent a significant portion of revenue, although as a percentage of total revenue it may fluctuate from period to period.

Product revenue

Product revenue was $7.1 million and $5.6 million in the three months ended September 30, 2003 and 2002, respectively, representing an increase of 27%. In the nine months ended September 30, 2003 and 2002, product revenue was $19.6 million and $12.7 million, respectively, representing a 55% increase. As a percentage of total revenue, product revenue was 75% and 56% in the three months ended September 30, 2003 and 2002, respectively, and 73% and 45% in the nine months ended September 30, 2003 and 2002, respectively. These increases were primarily due to increased sales of third-party software products, and increased sales for our own SDIO Now! Product and, to a lesser extent, the recognition of previously deferred revenue upon the establishment of VSOE. As a percentage of product revenue, third-party product revenue was 84% and 85% for the three months ended September 30, 2003 and 2002, respectively, and was 89% and 78% for the nine months ended September 30, 2003 and 2002, respectively. We expect third-party software product sales to continue to be a significant percentage of our total product revenue.

Service revenue

Service revenue was $2.3 million and $4.4 million in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 48%. In the nine months ended September 30, 2003 and 2002, service revenue was $7.3 million and $15.6 million, respectively, representing a 53% decrease. The decrease was due primarily to reductions in Microsoft service projects.

Gross profit

Gross profit is revenue less the cost of revenue, which consists of cost of products and cost of services.

•	Cost of products consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals.

•	Cost of services consists primarily of salaries and benefits for our software engineers, plus related facilities and depreciation costs.

Gross profit was $2.0 million, or 21% and $968,000, or 10%, in the three months ended September 30, 2003 and 2002, respectively, which was an increase of 103%. Gross profit was 21% and 10% of revenue in the three months ended September 30, 2003 and 2002, respectively. The gross profit improvement for the three months ended September 30, 2003 was due primarily to professional engineering services headcount reductions, reduced wages per employee and reduced excess services capacity as compared to the same period in 2002. Since September 30, 2002, net headcount has reduced 53% in our professional services group. In the nine months ended September 30, 2003 and 2002, gross profit was $5.0 million and $6.0 million, respectively, representing a decrease of 17%. Gross profit was 19% and 21% in the nine months ended September 30, 2003 and 2002, respectively. In addition to the professional services headcount reductions, the overall decrease in 2003 was also the result of a significant increase in third-party product revenue as a percentage of our total sales. The majority of this revenue was generated by the distribution of Microsoft product licenses, which generate lower gross profit percentages.

Operating Expenses

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers and related facilities and depreciation costs.

Research and development expenses were $2.2 million and $3.6 million in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 41%. As a percentage of total revenue, research and development expenses represented 22% and 36% in the three months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003 and 2002, research and development expenses were $7.4 million and $12.8 million, respectively, representing a decrease of 42%. As a percentage of total revenue, research and development expenses represented 28% and 45% in the nine months ended September 30, 2003 and 2002, respectively. These decreases were primarily due to reductions in our developer workforce and our more focused development initiatives. In addition, the development stage of our initial Power Handheld design is nearing completion.

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $3.0 million and $5.0 million in the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 41%. Selling, general and administrative expenses represented 32% and 50% of total revenue in the three months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses were $10.3 million and $15.0 million, representing 38% and 53% of total revenue, respectively. These decreases were due primarily to restructuring steps that reduced our personnel and facilities during 2003 and 2002.

Impairment of goodwill

On March 13, 2002, we acquired Infogation Corporation (“Infogation”) in a purchase transaction valued at approximately $8.7 million. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Due to weaker-than-expected demand for telematics products and services, we subsequently eliminated all our telematics personnel and no longer expect to actively pursue telematics work. As a result, we evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized an impairment loss of $6.5 million in the third quarter of 2002.

In March 2003, $300,000 and 129,729 shares of common stock (together, the “Escrow Consideration”) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the “Sellers”). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the original purchase price of Infogation and upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, we evaluated this amount and recorded an impairment charge for the entire value.

Restructuring charges (credit)

During the third quarter of 2003, to further reduce expenses, we announced a company-wide reduction in workforce of 14 employees, approximately 8% of our remaining workforce. In connection with this headcount reduction, we paid approximately $175,000 in severance and other benefits in the third quarter of 2003. Also during the third quarter, we finalized negotiations for the termination of our San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, we agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005.

During the second quarter of 2003, we announced a reduction in workforce of 16 employees, approximately 8% of our then remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, we paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

During the second quarter of 2003, we also negotiated the termination of our Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of our common stock price) and an expected life of five years.

During the first, third and fourth quarters of 2002, we initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, the Company recorded $16.2 million in restructuring and other related charges.

The roll-forward of the restructuring liability follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, December 31, 2002	$1,254	$9,836	$—	$11,090
Restructuring charge recognized in the second quarter of 2003	200	286	274	760
Restructuring charge recognized in the third quarter of 2003	175	—	184	359
Change in estimates due to the effect of lease termination arrangements	—	(3,536)	—	(3,536)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,629)	(2,574)	(458)	(4,661)

Balance, September 30, 2003	$—	$2,682	$—	$2,682

Current portion				$2,126
Long-term portion				$556

Other Income (Expense), Net

Other income (expense), net, consists primarily of earnings on our cash, cash equivalents and short-term investments offset by adjustments made to the carrying value of cost-based investments. Other income (expense), net was $735,000 and $(1.3) million in the three months ended September 30, 2003 and 2002. In the nine months ended September 30, 2003 and 2002, other income (expense), net was $954,000 and $(2.2) million. In September 2003, we sold cost-based investments for a gain of $627,000. In the three- and nine-months ended September 30, 2002, we reduced the carrying value of cost-based investments by $1.6 million and $3.4 million, respectively, which were offset by lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash for operations, acquisitions and restructuring.

Income Taxes

During the second quarter of 2003, we collected $2.8 million related to the refund of prior years’ income taxes paid resulting from our carry back of net operating losses applied to prior year tax returns. At September 30, 2003, we maintained a tax receivable of $155,000 for the remaining expected refund. In the nine months ended September 30, 2002, we recorded a tax provision of $2.1 million, primarily as a result of the increase in the valuation allowance against deferred tax assets due to the uncertainties of their recovery.

Cumulative effect of change in accounting principle

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found instances of impairment in our recorded goodwill. Accordingly, during the third quarter of 2002, we completed our evaluation of goodwill and other intangible assets acquired in prior years. As a result, we retroactively recorded an impairment loss of $14.9 million as of January 1, 2002 as a cumulative effect of a change in accounting principle. Amounts presented for the nine months ended September 30, 2002 reflect the cumulative effect of change in accounting principle attributable to the adoption of SFAS 142, not previously reported in our Form 10-Q for that period.

Liquidity and Capital Resources

As of September 30, 2003, we had $22.9 million of cash, cash equivalents, restricted cash, and short-term investments, compared to $35.4 million at December 31, 2002. Specifically, we had $16.7 million of unrestricted cash and $6.2 million of restricted cash. Our working capital at September 30, 2003 was $16.3 million compared to $28.0 million at December 31, 2002.

During the nine months ended September 30, 2003, net cash used in operating activities was $13.8 million primarily due to our net loss of $10.3 million and the payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute. During the nine months ended September 30, 2002, net cash used in operating activities was $27.2 million, primarily due to our net loss of $62.5 million, offset by the adjustment for the cumulative effect of change in accounting principle, depreciation and amortization and restructuring and other related charges.

Investing activities provided cash of $11.4 million and $4.0 million in the nine months ended September 30, 2003 and 2002, respectively. Investing activities in 2003 included $10.7 million provided by maturities of short-term investments and proceeds of $759,000 from the sale of an investment, and $116,000 used for capital equipment purchases. Investing activities in 2002 included $9.9 million provided by maturities of short-term investments, $1.9 million used for capital equipment purchases, and $3.9 million of net cash used in the acquisition of Infogation Corporation.

Financing activities generated $232,000 and $1.1 million in the nine months ended September 30, 2003 and 2002, respectively, as a result of employees’ exercises of stock options.

During the three and nine months ended September 30, 2003, we used approximately $2.1 million and $5.8 million of our cash on development efforts related to the Power Handheld.

We recently received our first customer commitments to purchase Power Handheld devices, and our belief is that orders for the device will increase in the fourth quarter and beyond. Manufacturing and distributing these devices is a new business for us, and the complete impact on our internal resources if this business expands is not yet clear. Although we outsource all of our manufacturing, we have to date, nevertheless, been required to use cash to finance such manufacturing through a variety of mechanisms, including letters of credit, and upfront payments. For example, during the second quarter of 2003, we entered into an inventory purchase commitment for our Power Handheld product of approximately $2.0 million, from a contract manufacturer in China. To secure this purchase commitment, we issued a letter of credit in the amount of $2.0 million to the contract manufacturer. We pledged $2.0 million, included in restricted cash, as collateral for this letter of credit. We expect this inventory to be delivered in the fourth quarter of 2003, and that this purchase commitment will be paid. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses with our cash, and we will continue to do so in the short term. However, depending on the market acceptance of the Power Handheld, the cash needed to fund these requirements could increase significantly. To the extent our internal cash reserves are not adequate to fund these increased expenses, we will consider alternative debt or equity financing sources to meet our working capital needs.

In the nine months ended September 30, 2003 we paid a total of $5.7 million for restructuring related costs. As of September, 30 2003, we had an accrued balance of $2.7 million in estimated remaining restructuring-related costs, consisting of $1.3 million for excess facilities primarily related to non-cancelable leases and $1.4 million for early lease termination commitments.

In addition to our $2 million purchase commitment for the Power Handheld, our other principal commitments consist of obligations outstanding under operating leases, which expire through 2005. In 2002 we agreed to certain early lease termination fees related to our corporate headquarters in Bellevue, Washington, of which $1.4 million, payable in quarterly installments through 2004, remains outstanding at September 30, 2003. We also have lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. The current obligation under these leases total approximately $3.8 million, through the end of the lease terms.

As of September 30, 2003, we had $4.2 million pledged as collateral for bank letters of credit issued to landlords as deposits against our lease commitments. The pledged cash is recorded as restricted cash.

Contractual commitments at September 30, 2003 are as follows (in thousands):

	Remainder of
	2003	2004	2005	Total

Restructuring-related commitments:
Operating leases	$248	$1,000	$8	$1,256
Early lease termination fees	285	1,141	—	1,426

Restructuring-related commitments	533	2,141	8	2,682
Other commitments:
Inventory purchases	2,000	—	—	2,000
Operating leases	429	1,668	—	2,097

Total commitments	$2,962	$3,809	$8	$6,779

Our revenue decreased 7% in the nine months ended September 30, 2003 as compared to the previous nine months and 39% in 2002 as compared to 2001. If our revenue declines at historic rates or faster than we reduce our costs, we will continue to experience losses and will be required to use our existing cash faster than planned to fund our operations. If we experience increased orders for the Power Handheld, the Company’s working capital requirements would increase in the short term and we have initiated steps to seek additional debt or equity financing sources to meet such needs, should that occur. If we do not experience increased orders or are unable to raise such additional debt or equity financing, we will be required to either curtail or significantly reduce any continuing product development efforts or seek other alternatives. We believe that if we are successful in our efforts to address the Power Handheld’s increased working capital needs, our existing cash, cash equivalents and short-term investments will be sufficient to meet our remaining needs for working capital and capital expenditures for the next 12 months. See “Factors That May Affect Future Results.” There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all.

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

Our revenue decreased 7% during the nine months ended September 30, 2003 compared to the last nine months of 2002, 39% from 2001 to 2002, and 3% from 2000 to 2001. The decline in our revenue may continue in the future. In addition, the continuing slowness in the U.S. economy has added economic and consumer uncertainty that has adversely affected our revenue and could continue to do so. We expect that our expenses will continue to be substantial in the foreseeable future as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

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

Manufacturing and distributing Power Handheld devices will require substantial working capital. If our internal resources are inadequate, we may be forced to seek other funding sources.

We recently received our first customer commitments to purchase Power Handheld devices, and our belief is that orders for the device will increase in the fourth quarter and beyond. Manufacturing and distributing these devices is a new business for us, and the impact on our internal resources if this business expands is not clear. Although we outsource all of our manufacturing, we are nevertheless required to finance such manufacturing and related inventory costs through a variety of mechanisms, including letters of credit and upfront payments. We also will be required to finance the related distribution costs. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses internally, and we will continue to do so in the short term. Depending on the market acceptance of the Power Handheld, the resources required to fund these requirements could increase significantly. We expect that as we begin manufacturing and distributing the Power Handheld, that will create additional new working capital requirements as we must pay in advance for the manufacturing and inventory costs while waiting, in accordance with contractual terms, for payments from our customers. To the extent our internal cash reserves are not adequate to fund these increased expenses, we will likely need to consider alternative debt or equity financing sources and we have initiated steps to seek additional debt or equity financing sources. We cannot assure you that financing for our working capital requirements, if needed, will be available to us on favorable terms or at all. If other financing sources are not available on acceptable terms, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding effect on our revenues and results of operations. In addition, any future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants, which could impair our ability to engage in certain business transactions. It is also possible that we may be required to make organizational changes to facilitate any such debt or equity financing.

If we do not maintain a good relationship with Microsoft, our revenue could decrease and our business would be adversely affected.

For the three months ended September 30, 2003 and 2002, approximately 2% and 16% of our revenue, respectively, was generated under our Master Agreement with Microsoft. We expect that service revenue from Microsoft will continue to not be as significant as our historical experience because work plans under our Master Agreement have significantly decreased. Separately, we also have entered into distribution agreements with Microsoft, which enable us to distribute certain Microsoft licenses to our customers and generate product revenue. For the three months ended September 30, 2003 and 2002, approximately 63% and 47% of total revenue, respectively, was generated under those distribution agreements. If our distribution agreements with Microsoft are terminated, our product revenues would decrease significantly. Moreover, if our distribution agreements with Microsoft are renewed on less favorable terms, our revenue could decrease, and our gross margins from these transactions, which are already low, would further decline. Microsoft is a publicly traded company that files financial reports and information with the Securities and Exchange Commission. These reports are publicly available under Microsoft’s Exchange Act filing number 000-14278.

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

Our operating results have fluctuated in the past, and we expect that they will continue to do so. We believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include:

●	Managing operations and risks, including:

•	the failure of the smart device market to develop;

•	our inability to develop, have manufactured, market and sell new and enhanced products and services on a timely basis;

•	excess inventory or insufficient inventory to meet demand;

•	changes in the mix of our services and product revenue, which have different gross margins;

•	changes in demand for our products and services, including the early termination of customer contracts;

•	increased competition and changes in our pricing as a result of increased competitive pressure;

•	underestimates by us of the costs to be incurred in fixed-fee service projects;

•	varying customer buying patterns, which are often influenced by year-end budgetary pressures;

•	our ability to increase our revenue to a level that exceeds our costs and expenses; and

•	our ability to control our expenses, a large portion of which are relatively fixed and which are budgeted based on anticipated revenue trends;

●	Uncertainties associated with retaining business with Microsoft and other key third-party partners, including:

•	adverse changes in our relationship with Microsoft, from which a substantial portion of our revenue was generated and on which we rely to continue to develop and promote Windows Embedded operating systems and Windows Mobile targeted platforms such as Windows Mobile for Smartphone and Windows Mobile for PocketPC;

•	the failure or perceived failure of Windows Embedded operating systems and Windows Mobile targeted platforms upon which demand for the majority of our current products and services is dependent, to achieve or maintain widespread market acceptance; and

•	unanticipated delays, or announcement of delays, by Microsoft of Windows product releases, which could cause us to delay our product introductions or delay commencement of service contracts and adversely affect our customer relationships.

In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the software industry and the market for technology stocks.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing our software products and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms and our revenue and operating margins will suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software products and services to original equipment manufacturers and network operators could be adversely affected and our business would be harmed. Microsoft has great influence over the development plans and buying decisions of original equipment manufacturers utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices. Microsoft provides referrals of some of our original equipment manufacturer customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems, including Windows CE and XPe. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms, and consequently, of our Windows-based software products and services. We must maintain a successful relationship with Microsoft so that we may continue to participate in joint marketing activities with Microsoft, including participating in “partner pavilions” at trade shows and listing our services on Microsoft’s website, and to receive referrals from Microsoft. In the event that we are unable to continue our joint marketing efforts with Microsoft or fail to receive referrals from Microsoft, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on receiving from Microsoft developer releases of new versions of and upgrades to Windows CE and related Microsoft software in order to timely develop and ship our products and provide services. If we are unable to receive these developer releases, our revenue and profit margins would suffer.

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

We rely on third parties to manufacture our products, including our Power Handheld based devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

We outsource all of our manufacturing requirements (primarily our Power Handheld devices) to third party manufacturers. We depend on them to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues could suffer.

Our Power Handheld devices are currently manufactured by our third party manufacturers at their international facilities, which are primarily located in China. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, another outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, our ability to deliver product on a timely basis could be impaired and, as a result, our revenues, expenses and results of operations could be negatively impacted.

We do not have manufacturing agreements with all of the third party manufacturers upon which we rely to manufacture our device products. The absence of a manufacturing agreement means that, with little or no notice, these manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our device products. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profit margins could suffer.

As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, driver development tools, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our profit margins.

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than we expect, or declines, our business and operating results will be materially harmed.

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems and Windows Mobile targeted platforms, if the market fails to develop further or develops more slowly than we expect, or declines, our business and operating results will be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile market. As the developer and primary promoter of Windows CE, XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which would reduce the demand for our Windows Embedded and Windows Mobile software products and services;

•	the ability of the Windows Embedded operating systems to compete against existing and emerging operating systems for the smart device market including: VxWorks and pSOS from WindRiver Systems Inc., VRTX from Mentor Graphics Corporation, JavaOS from Sun Microsystems, Inc., Linux, Symbian and proprietary operating systems. In particular, in the market for palm-size devices, Windows Embedded operating systems and Windows Mobile targeted platforms face intense competition from Palm Incorporated, Research In Motion and Linux based devices. In the market for cellular phones, Windows Embedded operating systems and Windows Mobile for Smartphone face competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for Internet-enabled television set-top boxes, handheld industrial devices, consumer Internet appliances such as kiosk terminals and vehicle navigational devices, and Windows-based terminals;

•	the acceptance by original equipment manufacturers and consumers of the mix of features and functions offered by Windows embedded operating systems and Windows Mobile targeted platforms; and

•	the willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device end users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

Unexpected delays, or announcement of delays, by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our sales.

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

Since June 2003, there have been numerous changes in our senior management team. On June 17, 2003, we announced the departures of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management. On that same date, we announced that Nogi Asp was promoted from Director of Finance to Vice President of Finance and Chief Financial Officer. On July 24, 2003, we announced that one of our founders, William T. Baxter, was stepping down as Chairman of the Board and Chief Executive Officer. Mr. Baxter remains on our Board of Directors and is currently our Chief Technology Officer. Also on July 24, 2003 we also announced that Brian T. Crowley, our then Vice President of Product Development, was appointed by our Board of Directors to succeed Mr. Baxter as Chief Executive Officer and to serve on our Board, that Donald D. Bibeault was elected to the position of Chairman of the Board, and that Jeffrey T. Chambers had resigned from our Board of Directors.

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

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2002 and 2003, we initiated a number of measures to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, as well as other steps to reduce expenses. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products. There can be no assurance that we decided to pursue the correct product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could decrease more slowly than we expect. If we find that our planned reductions do not achieve our objectives, it may be necessary to make additional reductions in our expenses and our work force, or to undertake additional measures.

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

The market for smart devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not develop as anticipated, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of Windows-based smart devices, which will depend on many factors, including:

•	the development of content and applications for smart devices;

•	the willingness of large numbers of businesses and consumers to use devices such as smartphones, personal digital assistants and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	the evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

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

Foreign customers generated approximately 17% and 22% of our total revenue in the three months ended September 30, 2003 and 2002, respectively, and 16% and 22% for the nine months ended September 30, 2003, respectively. Our international operations expose us to a number of risks, including the following:

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

As we increase the amount of product and service development we are doing in non-US locations, potential delays and quality issues may impact our ability to deliver our products and services on time, potentially impacting our revenue.

During 2003, we initiated a program to move certain development activities to non-US locations, primarily India, in order to take advantage of the high-quality, low-cost software development resources found in some developing countries. To date we have limited experience in managing software development done in non-US locations. Moving portions of our development contracts to these locations inherently increases the complexity of managing these programs, and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may impact the amount of revenue we are able to recognize for those products and services.

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results of operations. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2003 was not material.

Investment Risk. We review our long-lived assets, for impairment annually and whenever events or changes in circumstances otherwise indicate that the carrying amount of an asset may not be recoverable.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18**	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 24, 2003, we filed a Form 8-K announcing our second quarter results.

On July 24, 2003, we filed a Form 8-K announcing the resignation of William T. Baxter as Chairman and Chief Executive Officer and the appointment of Brian T. Crowley as Chief Executive Officer, the appointment of Donald B. Bibeault as Chairman of the Board of Directors and the resignation of Jeffrey T. Chambers from the Board of Directors.

On September 23, 2003, we filed a Form 8-K announcing that we received notification from The Nasdaq Stock Market that we regained compliance with the Nasdaq National Market’s listing maintenance standards regarding minimum bid price.

** Confidential Treatment Requested

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 14, 2003	/S/ Brian T. Crowley

Brian T. Crowley
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2003	/S/ Nogi A. Asp

Nogi A. Asp
Chief Financial Officer
(Principal financial officer)

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18**	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Confidential Treatment Requested

31