Form 10-K
period 2003-12-31
BSQUARE CORP /WA
filed 2004-03-30
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, no par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, as of June 30, 2003: $17,547,729

          Number of shares of common stock outstanding as of February 25, 2004: 37,607,723

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on April 29, 2004 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

      This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	The development of the smart device market and our ability to address its opportunities and challenges;

•	The emergence of Windows CE, Windows XP Embedded, Pocket PC and Smartphone as operating systems of choice for many smart device hardware and software applications vendors;

•	Our business plan, its advantages and our strategy for implementing our plan;

•	Our ability to expand our strategic relationships with hardware and software vendors;

•	Our ability to retain and expand our relationship with Microsoft;

•	Our ability to meet significant working capital and cash flow requirements of our Power Handheld hardware business which includes assessment of various strategic options and execution thereon;

•	Our ability to address challenges and opportunities in the international marketplace;

•	Our ability to increase our revenue through software and service revenue growth attributable to original equipment manufacturers and semiconductor vendors;

•	Our ability to develop our technology and expand our proprietary software and service offerings;

•	Our ability to successfully work with our contract manufacturing partner to manufacture our Power Handheld device; and

•	Our anticipated working capital and capital expenditure requirements, including our ability to meet our anticipated cash needs.

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

BUSINESS

Overview

      BSQUARE provides software, professional service and hardware offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, Personal Digital Assistants (PDAs), personal media players and smartphones.

      BSQUARE provides its proprietary software, third-party software and professional service solutions to smart device makers. This business accounted for the majority of our revenue in 2003. We have also begun to design and distribute our proprietary smart device hardware product, the Power HandheldTM. We recognized our first revenue from shipments of the Power Handheld in the fourth quarter of 2003.

      Our smart device businesses are focused on devices running customized embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows MobileTM for Pocket PC and Smartphone.

      We were incorporated in the State of Washington in July 1994. Our principal office is located at 3150 139th Avenue SE, Suite 500, Bellevue, Washington 98005, and our telephone number is (425) 519-5900.

Industry Background

      The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, the benefits of “smart devices” are a primary factor in their rapid adoption as a new class of powerful technology.

      Smart devices are particularly attractive to businesses and consumers because they are often less expensive than desktop and laptop computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for specific tasks. These devices also are typically compatible with existing business information systems.

      The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, Original Equipment Manufacturers (OEMs) and Original Design Manufacturers (ODMs) require operating systems that can be integrated with a diverse set of smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of operating systems — specifically Windows CE .NET, Windows XP Embedded and Windows Mobile technologies — helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards, can be customized to operate across a variety of smart devices and integrate with existing information systems, offer Internet connectivity, and reduce systems requirements compared to traditional PC operating systems.

      The smart device marketplace is being influenced by the following factors:

•	A growing macro economy and increase in IT spending has influenced new project starts. Many retailers, for example, who avoided major infrastructure investments over the past few years are now investing in upgrading their point-of-sale (POS) systems and back-end infrastructure;

•	The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices which leverage broadband and high-speed wireless data networks, including IP set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs; and

•	The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources. Microsoft operating systems are already well positioned to leverage this trend with built-in synchronization capabilities, access to Exchange email servers, and similar functionality.

Software and Service Solutions for Smart Device Makers

      We have been providing software and service solutions to the smart device marketplace since our inception. We are considered a leader in our field. Our customers include world class OEMs and ODMs, device component suppliers such as silicon vendors (SVs) and peripheral vendors, and enterprises with customized device needs such as retailers or field service organizations and wireless operators that market and distribute connected smart devices. The software and services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

      Representative customer relationships in 2003 included:

•	Texas Instruments engaged BSQUARE to port the Microsoft Windows Mobile software for Smartphone onto a new convergent device for one of the world’s leading handset manufacturers;

•	Sharp Microelectronics of America, a leading SV, engaged BSQUARE to create a series of Board Support Packages for Sharp hardware reference designs;

•	NEC America engaged BSQUARE to provide software and services in support of the new Mobile PRO 900 handheld product line and licensed BSQUARE’s Power Handheld software for inclusion in this same product line;

•	We worked with an OEM that creates handheld devices for military applications to create a new ruggedized battlefield device based on the Windows CE .NET operating system;

•	Advanced Micro Devices (AMD) engaged BSQUARE to create a Board Support Package for AMD’s Alchemy line of microprocessors;

•	60 OEMs and SVs — including Dell, HP, Intel, Matsushita Electric Works (MEW), Motorola, Sharp, Texas Instruments, and Toshiba — have licensed BSQUARE’s SDIO Now! technology for integration in their smart devices;

•	The University of Washington Medical Center engaged BSQUARE to create a remote management solution for its Windows XP Embedded-based thin client terminals;

•	Major North American OEMs licensed Microsoft Embedded toolkits and operating systems for incorporation into their products, often in conjunction with proprietary BSQUARE software products and services;

•	A medical device manufacturer engaged BSQUARE for migration of its audiology device from Windows 2000 to Windows XP Embedded. We provided this OEM with training, hardware needs evaluation, application componentization, and other services; and

•	BSQUARE assisted a large entertainment retailer in creating a CE .NET based POS system tightly integrated with Microsoft server technologies. Another large retailer engaged Microsoft and BSQUARE to create a proof of concept and applications for their POS terminals based upon Windows XP Embedded.

      We offer a range of software products and service offerings to our customers for the development and deployment of smart devices. Software products are comprised of those sub-licensed from third parties for resale, as well as our own proprietary software products.

Third-Party Software Products

      We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, as stand-alone products or in conjunction with our own proprietary software and service offerings, provides our customers with a single source for software products and services for smart devices. Our third-party software product offerings include:

•	We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems (OS) and toolkits for Windows CE.NET, Windows XP/NT Embedded and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. The majority of our software revenue in 2003 was earned through the resale of Microsoft embedded operating systems; and

•	We sub-license and resell other third-party software such as the Esmertec Jeode Java Virtual Machine (JVM) under the BSQUARE JEM-CETM brand name and the Stellent Quick View Plus file viewing utility for viewing Microsoft Office and Adobe Acrobat files. We also resell software from the following third parties: Macromedia, Citrix Systems, Socket Communications, Datalight, M-Systems, Odyssey Software, Stellent and RealNetworks.

Proprietary Software Products

      Our proprietary software offerings include:

•	SDIO Now! — SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. BSQUARE’s SDIO Now! solution has become the industry standard software development kit used by OEMs, SVs and others who are creating SDIO solutions for smart devices running Microsoft Windows CE, Pocket PC and Smartphone operating systems. There are currently 60 licensees of our SDIO technology.

We will continue to sell our SDIO Now! software products in 2004. However, Microsoft is incorporating our SDIO technology into future Windows Embedded operating system releases, and we expect that when these new operating system versions are released, the demand for our current SDIO Now! software products will decrease. BSQUARE is currently designing its next generation SDIO software product to complement the functionality expected to be included in these upcoming Windows Embedded operating system releases;

•	Universal serial bus (USB) interfaces;

•	A suite of BSQUARE productivity applications for CE.NET based devices including bFax, bFile, and bBackup; and

•	Board Support Packages (BSP’s) for AMD, Sharp and Texas Instruments hardware reference designs. Board Support Packages are comprised of low-level software that “glues” the operating system, such as Windows CE .NET, to the hardware. We have created BSP’s for a variety of SV hardware reference designs. Our customers license these BSP’s from us, and often utilize our professional engineering services to customize and test these board support packages in conjunction with their custom hardware.

      Revenue from software sold to smart device makers was $28.2 million, $19.5 million and $8.1 million in 2003, 2002 and 2001, respectively, representing 75%, 52% and 13% of total revenue in each of those years, respectively. Of these amounts, 89%, 82% and 33% in 2003, 2002 and 2001, respectively, was generated through the resale of third-party software products. Resale of Microsoft embedded operating systems and related products accounted for 98%, 91% and 68% of third-party software products revenue in 2003, 2002 and 2001, respectively.

Professional Service Offerings to Smart Device Makers

      BSQUARE provides Windows Embedded and Windows Mobile smart device makers with consulting and engineering services that are comprehensive, yet highly customized. Our service offerings include:

•	Device solution strategy consulting;

•	Software and hardware design and development services;

•	Systems integration;

•	Application development;

•	Quality assurance;

•	Customer technical support; and

•	Platform development training.

      BSQUARE customers utilize our professional service offerings because our deep experience with Windows Embedded operating systems typically results in shorter timelines, lower overall costs to complete projects, and product robustness and features the customer may have been unable to achieve through other means.

      Revenue from professional services sold and delivered to smart device makers was $9.4 million, $18.0 million and $53.8 million in 2003, 2002 and 2001, respectively, representing 25%, 48% and 87% of total revenue in each of those years, respectively. Revenue from our discontinued Microsoft tools consulting business, which included service provided directly to Microsoft as well as other customers, was $974,000, $9.2 million and $37.1 million in 2003, 2002 and 2001, respectively.

Smart Device Design and Distribution — the Power Handheld

      In addition to providing software and service solutions to smart device makers, we design, manufacture and distribute our own proprietary smart device hardware product, which is sold to wireless network operators and OEMs. Our first hardware product introduction is the Power Handheld, a convergent wireless device. The BSQUARE Power Handheld reference design combines wireless connectivity with laptop-like functionality for e-mail, personal information management, document viewing and creation and enterprise connectivity. The Power Handheld bridges the functionality and usability gap that exists between a laptop and a standard PDA. The Power Handheld is based upon Microsoft’s Windows CE .NET operating system and BSQUARE’s internally developed Power Handheld software. The result is an open platform that can be tailored to the needs of a wireless network operator or enterprise customers. The Power Handheld is manufactured on our behalf by a contract manufacturer located in China. 2003 was the first year that we entered into any meaningful manufacturing for our proprietary hardware product, which has not historically been a core expertise of BSQUARE. In the fourth quarter of 2003, we shipped the first units of the Power Handheld to customers and recognized the first revenue from this business which was not material to our 2003 results. Vodafone UK and Hoeft & Wessel in Germany were initial customers of our Power Handheld in 2003.

      We believe that the Power Handheld has the potential to tap into a large and growing opportunity for handheld form-factor devices that are able to combine wireless connectivity, laptop functionality, and an open platform that can interface with enterprise data systems. Nevertheless, market entry for the Power Handheld has taken longer than anticipated, while the expenses and working capital required to bring this device to market have increased and cannot be supported through existing BSQUARE resources at current operating levels. In 2003, we announced that our Board of Directors had formed a strategic planning committee to explore options for this business. Options we are exploring include a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all.

Strategy

      Our strategy is to continue to enhance our position as a leading provider of complete smart device solutions. To advance this strategy, we intend to focus on five key areas:

•	Leverage the growth in the overall smart device marketplace to sell Windows Embedded licenses as a Microsoft VAP, as well as provide additional Windows Embedded and Windows Mobile value-add products that we can offer as solution bundles;

•	Enhance our proprietary software portfolio to generate additional revenue, particularly higher margin revenue, which will have the added benefit of increasing opportunities to sell additional BSQUARE services and Microsoft licenses to our customers;

•	Expand our professional service offerings by adding new packaged professional services, training and custom consulting offerings;

•	Sell additional software and service offerings to smart device customers which, today, may take advantage of only a subset of our total offerings; and

•	Maximize the value of our Power Handheld device through a variety of potential options, including a spin-out, sale, strategic partnering, additional financing or a combination thereof.

      A key element of our strategy is to expand our share of the Microsoft Windows Embedded licensing, services and products marketplace. Our means of expanding that market share are:

•	Adding offerings and capabilities around Windows XP Embedded, as we believe that Windows XP Embedded will continue to gain market share;

•	Further adding to our Windows Embedded and Windows Mobile-based proprietary product portfolio through partnerships and/or acquisitions;

•	Continuing to differentiate our Windows Embedded licensing efforts by offering our customers additional BSQUARE proprietary products and services.

      By adding and/or acquiring Windows Embedded and Windows Mobile-based software products that complement our existing market position and our professional service and software offerings, we believe we can create synergies that will allow us to serve our customers more fully during their design cycle.

      We will also seek to establish leadership in the market for Smartphone and Pocket PC add-on products and services. We believe that Microsoft will continue to gain momentum with Smartphone and Pocket PC-based designs, and that some of these designs may displace Windows CE design engagements that we have traditionally won.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

      BSQUARE has a long relationship with Microsoft. Our relationship gives us early access to new technologies and allows us to leverage Microsoft’s sales and marketing efforts to develop new business opportunities.

      Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest VAPs worldwide;

•	We won Microsoft’s most recent “Windows CE Value Added Partner of the Year” award;

•	We are a Windows Embedded Gold Systems Integrator and won Microsoft’s most recent “Windows XP Embedded Systems Integrator of the Year” award;

•	We are a provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a member of the Microsoft Mobile Partner Program (MPAC) and a leading Systems Integration provider for Smartphone and Pocket PC;

•	We are a Premier partner in Microsoft’s Porting Program, providing Windows CE software support for semiconductor manufacturers;

•	We are a Preferred Provider of Visual Tools to Microsoft;

•	We are a Gold-Level member of Microsoft’s Third Party Tools Provider Program;

•	We are an authorized Microsoft Windows CE for Automotive Solutions Integrator; and

•	We have been engaged by Microsoft on various service engagements.

      BSQUARE works closely with Microsoft executives, developers, and product managers. We leverage these relationships in a variety of ways, including:

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft that enable us to sell our smart device software and service solutions;

•	We receive certain rebates based upon our demand generation activities, training, and licensing sales volume; and

•	We participate in Windows Embedded and Windows Mobile design reviews, enabling early access to product roadmap information wherein we provide important technical and customer feedback.

Customers

      Customers of our smart device software and service offerings include leading OEMs, ODMs, wireless network operators, and SVs seeking to leverage the benefits of embedded Windows-based operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. In 2003, the largest customer of our smart device software and service offerings was Cardinal Healthcare Systems, representing 17% of our total revenue. There were no other customers accounting for more than 10% of total revenue. Other representative customers include Microsoft, HP, Motorola, HTC, Compal, Mitac, Texas Instruments, Sharp, Hitachi, and AMD.

      Customers of our proprietary Power Handheld hardware device include wireless network operators and OEMs targeting the delivery of applications and connectivity to the enterprise marketplace. In 2003, customers of the Power Handheld were Vodafone and Hoeft & Wessel.

Sales and Marketing

      We market our products and services in two ways:

•	We market our smart device software and services to OEMs, ODMs, enterprises, wireless network operators and SVs through our direct sales force located in the United States and in Taipei, Taiwan; and

•	We market our Power Handheld hardware device through a separate direct sales force located in the United States, as well as through a third-party representative based in the United Kingdom.

      We do not make significant use of resellers, channel partners, representative agents or other indirect channels, and instead rely significantly on our direct sales force.

      Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website.

BSQUARE also relies significantly on lead referral and other marketing support programs from Microsoft and other strategic partners.

Research and Development

      Our research and development teams are responsible for the design, development and release of our software and hardware products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements.

Competition

      We face competition primarily from the following:

•	Our current and potential customers’ internal research and development departments which may seek to develop their own proprietary products and solutions;

•	Professional engineering service firms including Insyde Software, Intrinsyc and others;

•	Software and component distributors including Avnet, Arrow Electronics and Venturcom; and

•	Hardware manufacturers and others, such as Motorola, Inc., Nokia Corporation, Sharp, Toshiba Corporation, Samsung Electronics, Palm, Inc. and NEC Corporation, which manufacture and distribute hardware devices similar to our Power Handheld hardware product.

      As we develop new offerings, particularly those focused on specific industries, we may begin competing with companies with which we have not previously competed. We compete principally on the basis of the breadth of our product and service offerings, the depth of our technical experience, the quality of our products and professional services, and the strength of our strategic partner relationships. Particularly in the areas of professional service and software resale, price has become an increasingly important competitive factor. We believe we compete favorably in each of these areas.

International Operations

      Historically, BSQUARE has had multiple operational presences outside the United States. During 2003, our international operations consisted of subsidiaries and operations in Tokyo, Japan and Taipei, Taiwan. Both of these operations have traditionally focused on providing software and service solutions to smart device makers in the Asian marketplace. Because our VAP agreement with Microsoft restricts resale of Microsoft embedded operating systems to North America, our foreign operations have traditionally focused on the sale of our own proprietary software and service solutions. In the fourth quarter of 2003, we began the closure of our Tokyo, Japan operation, which was substantially completed in March 2004. Our Taiwan operation will remain unaffected.

Personnel

      As of February 29, 2004, we had 140 employees including 56 employees in professional engineering services and 36 employees in research and product development, of which 32 are directly related to our Power Handheld business, and 48 employees in sales, marketing and administrative services, including executive officers. Of these employees, 131 are located in the United States, one is located in Japan and eight are located in Taiwan. In addition, from time to time, we employ temporary employees and consultants.

      The following highlights the number of employees by area:

	December 31,

	2003	2002	2001

Professional Engineering Services	65	84	224
Research and Product Development	32	68	147
Sales, Marketing and Administrative	51	70	100

Total	148	222	471

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

      Additionally, because a significant portion of our revenue relates to the resale of third-party software products, we are also reliant on our partners, particularly Microsoft, to appropriately protect their own intellectual property underlying these products.

      We currently have a number of pending U.S. and international patent applications. We have ten issued patents world-wide and a number of registered trademarks. We will continue to pursue appropriate protections for our intellectual property.

Acquisitions

Infogation Corporation

      On March 13, 2002, we acquired all of the issued and outstanding shares of Infogation Corporation, a developer of on-board and handheld vehicle navigation systems (telematics), for total consideration of $8.7 million, including 1.2 million shares of our common stock. We assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of our common stock. In addition, $300,000 of cash and 129,762 shares of common stock were held in escrow subject to terms and conditions of the merger agreement, which were subsequently distributed to Infogation shareholders. The agreement contained a provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. In 2003, we issued 6,700 shares of common stock as final settlement related to this provision. Due to weaker-than-expected demand for telematics products and services, we reduced the number of telematics personnel to four at the end of 2002 and eliminated the remaining positions in early 2003. In addition, we no longer expect to actively pursue telematics work.

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

Internet Website

      Our Internet website can be found at www.bsquare.com. We make available free of charge through our investor relations section, under “SEC Filings,” all our filings, including our annual reports on Form 10-K and quarterly reports on Form 10-Q, filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Directors and Executive Officers

      The following table sets forth certain information with respect to our directors and executive officers as of February 29, 2004:

Name	Age	Position

Donald B. Bibeault	62	Chairman of the Board
Brian T. Crowley	43	President and Chief Executive Officer, Director
Scot E. Land	49	Director
William L. Larson	47	Director
Elwood D. Howse, Jr.	64	Director
Elliott H. Jurgensen, Jr.	59	Director
Tracy A. Rees	46	Executive Vice President of Sales, Marketing and International Operations
Carey E. Butler	49	Vice President, Professional Engineering Services
Brian M. Deutsch	42	Vice President, Wireless Services
Andre F.A. Fournier	51	Vice President, Product Development
Scott C. Mahan	39	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
Scott M. Sedlik	38	Vice President, Marketing

      Donald B. Bibeault has been Chairman of the Board at BSQUARE since July 2003. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, CEO, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation, and Yipes Networks. He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University and a member of the University of Rhode Island Business Advisory Board. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, a M.B.A. from Columbia University and a PhD from Golden Gate University.

      Brian T. Crowley has been our President and CEO since July 2003. From April 2002 to July 2003, Mr. Crowley served as our Vice President, Product Development. From December 1999 to April 2002, Mr. Crowley held various positions at DataChannel, a market leader in enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999, Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University.

      Scot E. Land has been a director of BSQUARE since February 1998. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm, prior to our initial public offering. Mr. Land is currently a managing director of Encompass Ventures, a position he has held since September 1997. Prior to joining Encompass, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a publicly traded company founded by Mr. Land in October 1988 that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of Radiant Communications Corp. and several privately held companies.

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

      Elwood D. Howse, Jr. has been a director at BSQUARE since November 2002. Mr. Howse is currently President of Cable & Howse, LLC, a Northwest venture capital management firm, a position he has held since 1981. Mr. Howse has also served as a director of OrthoLogic Corporation, a provider of orthopedic rehabilitation products, since September 1987. In addition, he also serves as a director of several private companies and charitable institutions. Mr. Howse received both a B.S. in engineering and a M.B.A. from Stanford University.

      Elliott H. Jurgensen, Jr. has been a director at BSQUARE since January 2003. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as a partner. During his career he has held a number of leadership roles, including National Partner in Charge of KPMG’s Hospitality Industry Practice from 1981 to 1993, Managing Partner of the Bellevue, Washington office from 1982 to 1991 and Managing Partner of the Seattle, Washington office from 1993 to 2002. His professional experience focused on providing business advisory and audit services to clients ranging from emerging businesses to large multinational public companies. His industry experience includes software, e-commerce, life sciences, hospitality, long-term care and manufacturing. He is also a director of Toolbuilders Laboratories, Inc., a developer of innovative software security and development tools for government and commercial enterprises. Mr. Jurgensen has a B.S. in accounting from San Jose State University and is a Certified Public Accountant.

      Tracy A. Rees has been our Executive Vice President, Sales, Marketing and International Operations since February 2003. He served in positions of Sales Director — Licensing and Vice President of Sales since joining the Company in May 2002. From August 2001 to May 2002, Mr. Rees served as President and from August 1999 to August 2001 as Vice President, Sales and Marketing at Anna Technology, a provider of system design and integration services, education services, and software for manufacturers of smart devices. Mr. Rees served as Director, Electronic Products at PG Design Electronics, a manufacturer of industrial PCs, memory modules, and other computer devices, from October 1998 to August 1999. From October 1995 to July 1998, Mr. Rees served as Vice President, Sales and Marketing at Magnetec Corporation, a division of Transact Technology, a company which designs, develops, manufactures and markets transaction-based printers. From 1982 to 1995 he held sales and sales management positions at leading computer technology companies including Avnet Computer, Computerland, Okidata and Commodore Business Machines. Mr. Rees holds a B.S. from the State University of New York.

      Carey E. Butler has been our Vice President, Professional Engineering Services since November 2003. From November 2002 to November 2003, Ms. Butler served as Western Region Area Manager at Information Builders, a business intelligence software and services company. From January 2000 to July 2001, Ms. Butler served as Vice President at Aris Corporation, a professional services company, and from November 1996 to January 2000 as Partner at BDO Seidman, LLP, a public accounting and technology consulting firm. From January 1990 to January 1996, Ms. Butler served as Principal of Performance Computing, Inc., a technology consulting company. From June 1982 to January 1990, Ms. Butler was Vice President of Operations and Sales and Marketing of Mytec, Inc., a value added reseller. Ms. Butler holds a B.A. in Business, Quantitative Methods (Computer Science) from University of Washington.

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

      Andre F.A. Fournier has been our Vice President of Product Development since October 2003. From November 2002 to October 2003, Mr. Fournier was an independent wireless technology consultant. From May 2000 to November 2002, Mr. Fournier was the Chief Technology Officer and Vice President of Engineering for Airbiquity, a wireless and location technology company. From March 1979 to May 2000, Mr. Fournier was employed with Nortel, a telecommunication equipment development company. At Nortel Mr. Fournier held numerous engineering and management positions; his last position with Nortel was Director of CDMA Project Management. From 1975 through 1979, Mr. Fournier held engineering positions with Honeywell and Digital Equipment of Canada.

      Scott C. Mahan has been our Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since January 2004. From October 2003 to December 2003, Mr. Mahan served as a consultant to BSQUARE. From February 2003 to July 2003, Mr. Mahan served as the Interim CFO and Head of Business & Corporate Development at Cranium, Inc., a games manufacturer. From March 2002 to November 2002, Mr. Mahan served as Chief Operating Officer at Xylo, Inc., a company that provides human resource technology and services to Fortune 1000 companies, and from June 1998 to December 2001 as CFO and Vice President, Administration at Qpass, Inc, a provider of billing serves to wireless carriers. From September 1996 to May 1998, Mr. Mahan served as Director of Finance at Sequel Technology Corporation, a company that delivered licensed software for the network traffic monitoring market. From August 1994 to August 1996, Mr. Mahan was Controller of Spry, Inc., an Internet software company and Internet service provider. Prior to that, Mr. Mahan was the Assistant Corporate Controller at Paccar Inc. from August 1993 to July 1994 and was an Audit Manager at Ernst & Young LLP in Seattle where he was employed from July 1987 to August 1993. Mr. Mahan holds a B.S. in Management from Tulane University.

      Scott M. Sedlik has been our Vice President, Marketing since August 2003. From June 2001 to August 2003, Mr. Sedlik served as our Senior Director of Product Management. From December 2000 to May 2001, Mr. Sedlik served as Executive Vice President, Sales & Marketing at Sageport, an Internet appliance solutions company subsequently acquired by BSQUARE. From May 1999 to November 2000 he was Vice President, Marketing at Infomove, a telematics company. Mr. Sedlik served as Vice President Service Development, E-Services at USWeb/CKS, an Internet professional services company, from January 1999 to April 1999.

From July 1996 to December 1998, Mr. Sedlik served as Acting Vice President of Marketing Director of Product & Brand Marketing at iCat Corporation, an e-commerce software provider, which was acquired by Intel. Mr. Sedlik holds a B.S. from San Francisco State University and a MBA from the Kellogg Graduate School of Management at Northwestern University.

RISK FACTORS

If we do not maintain our Value Added Partner agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

      We have a Value Added Partner (VAP) agreement with Microsoft which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America. Software sales under this agreement constitute a significant portion of our revenue. For the years ended 2003, 2002 and 2001, revenue under this agreement constituted 87%, 75% and 22% of our total software revenue, respectively. If our VAP agreement was terminated, our software and consulting revenue would decrease significantly. Moreover, if our VAP agreement with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross margins from these transactions, which are relatively low, could further decline. Our VAP agreement is renewable annually, and there is no automatic renewal provision in the agreement. Additionally, there are provisions within the VAP agreement that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of our VAP agreement. BSQUARE is currently undergoing an audit of our royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margins are relatively low. If the margins in this business erode, our results will be negatively impacted.

      The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low. There are three competitors which also sell Embedded Windows licenses to substantially the same customer base in the North American market place, which can create additional downward pressure on gross profit. During 2003, our gross profit margin on the resale of Microsoft Embedded operating systems and tools remained relatively flat, but there can be no assurance that gross profits on future sales will not decline. Additionally, Microsoft offers BSQUARE and its competitors largely volume-based rebates which have the effect of increasing our software gross margins. If Microsoft were to reduce or eliminate these rebate programs, our gross margins would be negatively impacted.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating margins could suffer.

      We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices. Microsoft provides referrals of some of those customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities; including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms, and consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in its joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of and upgrades to Windows Embedded and Windows Mobile software in order to facilitate timely development and shipment of our products and services. If we are unable to receive these developer releases, our revenue and profit margins could suffer.

Design, manufacture and distribution of the Power Handheld device has and will continue to require substantial working capital. Our current resources have been determined to be inadequate to properly fund the foreseen requirements of the Power Handheld device and business. We are exploring strategic options with regard to meeting these working capital requirements, but, if we are unable to execute on such a strategy successfully, our business could be adversely affected.

      In the fourth quarter of 2003 we received our first customer commitments to purchase Power Handheld devices, and our belief is that customer orders for the device will continue during 2004. The design, manufacture and distribution of these devices is a new business for us, and we expect that increased orders from customers will require substantial new sources of working capital to fulfill those orders. Although we outsource all of our manufacturing, we are nevertheless required to finance such manufacturing and related inventory costs through a variety of mechanisms, including letters of credit and cash payments. We are also required to finance the related distribution costs. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses internally, and we will continue to do so in the short term. We expect that if we begin manufacturing and distribution of the Power Handheld on a greater scale, however, we will need additional working capital. We have determined that our current cash reserves are likely to be inadequate to fund these potential increased requirements, and we are exploring strategic options with regard to our Power Handheld business. Such options could include a spin-off, sale or other financing options for this business, some of which may be dilutive to existing holders of our common stock. Working capital financing alternatives could involve restrictive covenants, which could impair our ability to engage in certain business transactions. If other financing sources are not available on acceptable terms, or not at all, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding effect on our future revenue and results of operations.

We are devoting a substantial portion of our resources to our Power Handheld device. The device market is new to us and is subject to many uncertainties. If this initiative is not successful, our potential future revenue and earnings will suffer.

      In connection with the cost-reduction efforts described elsewhere in this report, we were forced to make certain product development decisions based on limited information regarding the future demand for those products. There can be no assurance that we decided to pursue the right product offerings to take advantage of future market opportunities. Specifically, in 2003, we made the strategic decision to devote a substantial portion of our research and development and working capital resources toward the design, development, and distribution of our Power Handheld device. We have limited experience in producing or distributing such devices, and there can be no assurance that the Power Handheld device, or the underlying technology, will achieve substantial market acceptance or that it will ultimately prove to be profitable in light of the many uncertainties inherent in introducing a new product or technology to market. These uncertainties include the intense competition found in the market generally for handheld computing devices, the various manufacturing and distribution risks involved in producing and marketing a new electronic product, the length of the sales cycle and the variation in customer ordering patterns. In the event that these product development initiatives do not meet our expectations, our potential future revenue and earnings are likely to suffer and we would continue to be dependent on our other sources of revenue, including the low-margin revenue generated from our VAP agreement with Microsoft.

If we fail to develop, manufacture and sell products successfully and in a timely manner, including our Power Handheld hardware device, we may not be able to compete effectively and our ability to generate revenue could suffer.

      The markets for Windows-based embedded products and services are competitive, new and evolving. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current product line and provide new products and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we delay releases of our products and product enhancements or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Problems in acquiring or manufacturing key components of our Power Handheld device (e.g., custom sheet metal parts, batteries, displays or other critical components) may result in delayed or missed deliveries to our customers. Such deferrals, delays or failures to purchase could decrease our revenue and could impact future revenue potential.

Our marketplace is extremely competitive, which may result in price reductions, lower gross margins and loss of market share.

      The market for Windows-based software products and services is extremely competitive, as is the market for our Power Handheld device. In addition, competition is intense for the business of the limited number of customers that are capable of building and shipping large quantities of smart devices. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm our business. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions;

•	Professional engineering service firms;

•	Software and component distributors; and

•	Hardware manufacturers and others that manufacture and distribute hardware devices targeted at the enterprise marketplace.

      As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core development services and expertise that we provide in-house, possibly resulting in reduced service revenue opportunities for us. The barrier to entering the market as a provider or distributor of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system products and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profit margins could suffer.

      As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our gross margins.

Microsoft has plans to release a new version of its Windows CE .NET embedded operating system in 2004, incorporating certain of our existing SDIO Now! functionality. This is expected to decrease overall demand for our current SDIO Now! software product and may adversely impact future revenue generated from our proprietary software products.

      A portion of our software revenue comes from proprietary software products, most notably our SDIO Now! software product. Microsoft plans on releasing new Windows Embedded operating system versions in 2004 which will incorporate some of our existing SDIO Now! functionality which we believe will decrease overall demand for our current SDIO Now! software product. Our ability to maintain and grow our revenue from our SDIO Now! software product is contingent on the timing of the Microsoft releases and the specific functionality of those offerings. We are currently designing our next generation SDIO software product to complement the functionality expected to be included in upcoming Windows Embedded operating system releases. However, there can be no assurance that our next-generation SDIO products will be as competitive in the marketplace as they are now.

      During the years 2003, 2002 and 2001, sales of our proprietary software products comprised 11%, 18% and 67% of our software revenue, respectively. These software products carry much higher gross profit margins than third-party software products, which we resell to our customers. Accordingly, Microsoft’s next generation operating system releases incorporating SDIO technology may have an adverse impact on revenue and may have a more significant adverse impact on our overall software gross profits.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

      The amount and percentage of revenue attributable to sales of our proprietary software products has decreased over the last three years due to a more competitive marketplace, changing technological needs and the elimination of certain proprietary software products which were determined to be unprofitable and non-competitive. Our ability to maintain the revenue contribution from proprietary software products, as well as the higher gross profit contribution from these products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as introduce new products which may not be guaranteed.

If the market for smart devices does not develop or develops more slowly than we expect, our revenue may not develop as anticipated, if at all, and our business would be harmed.

      The market for smart devices is emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not develop as anticipated, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of smart devices, which will depend on many factors, including:

•	The development of content and applications for smart devices;

•	The willingness of large numbers of businesses and consumers to use devices such as smartphones, PDAs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	The evolution of industry standards or the necessary infrastructure that facilitated the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than we expect, or declines, our business and operating results may be materially harmed.

      Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems and Windows Mobile targeted platforms, if the market fails to develop further or develops more slowly than we expect, or declines, our business and operating results may be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile market. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and services;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc., Linux, Symbian, Palm OS from PalmSource, JavaOS from Sun Microsystems, Inc., and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from PalmSource. In the market for convergent devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone, face competition from the EPOC operating system from Symbian, a joint venture among several of the largest manufacturers of cellular phones. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for point-of-sale devices, gaming devices, medical devices, kiosks, and consumer devices such as television set-top boxes;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.

      Unexpected delays or announcement of delays, in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements of delays, by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

The success and profitability of our service offerings targeted at smart device makers is contingent on our ability to differentiate our offerings adequately in the marketplace and defend our billing rate structures against those of competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

      BSQUARE is a leader in providing service solutions to our smart device customers. Our market differentiation is created through several factors; including our deep experience with a variety of smart device platforms and applications. Our differentiation, in part, is contingent on our ability to attract and retain employees with this expertise; significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and gross profit could be adversely impacted.

The success and profitability of our service engagements is contingent upon our ability to scope and bid engagements profitably. If we are unable to do this, our service revenue and profitability may be significantly adversely impacted.

      During 2003, we entered into several fixed-price service engagements that ultimately proved to be less profitable than expected due to a number of factors, including inadequate project scoping, inefficient service delivery and fixed-price contract structures. While we have taken steps to address these inadequacies and risks going forward, there can be no assurance that we will be successful given customer demands, competitive pressures and other factors. If we are unable to adequately scope, bid and deliver on service engagements successfully, our revenue and gross profit could be negatively impacted.

If we are unable to license key software from third parties, our business could be harmed.

      We often integrate third-party software with our proprietary software or hardware to provide products and services for our customers. If our relationships with our third-party vendors were to deteriorate, we might be unable to obtain licenses on commercially reasonable terms, if at all, for newer versions of their software required to maintain compatibility. In the event that we are unable to obtain additional licenses, we would be required to develop this technology internally, which could delay or limit our ability to introduce enhancements or new products or to continue to sell existing products.

Our revenue may remain flat or decline, or we may not be able to return to profitability in accordance with our plans.

      Our revenue increased slightly from 2002 to 2003, declined 39% from 2001 to 2002, and declined 3% from 2000 to 2001. The stagnation or decline in our revenue may continue in the future. In addition, the continuing slowness in the U.S. economy has created economic and consumer uncertainty that has adversely affected our revenue and could continue to do so. We expect that our expenses will continue to be substantial in the foreseeable future, as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

Non-compliance with certain agreements could have a material adverse impact on our financial position.

      In addition to our Microsoft VAP agreement described above, we have entered into agreements with third-parties with respect to which non-compliance could have a material adverse impact on our financial position. Most notably is a new lease entered into in February 2004 for our new corporate headquarters, and an amendment entered into that same time for our current corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we are not required to make any cash lease payments during 2004. However, in the event we were to default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $3.0 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

We rely on a third party to manufacture our Power Handheld device, and our reputation and revenue could be adversely affected if this third party fails to meet their performance obligations.

      We outsource all manufacturing of our Power Handheld device to a third party, upon which we depend to produce a sufficient volume of our products in a timely fashion and of satisfactory quality. Were our third party manufacturer to fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our third party manufacturer to place orders with suppliers for the components they need to manufacture our products. If it fails to place timely and sufficient orders with suppliers, our revenue could suffer. Our Power Handheld device is currently manufactured by a third party manufacturer at its international facilities, located in China. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld device. Our reliance on third party manufacturers exposes us to risks that are not in our control, with the potential to negatively impact our revenue or gross profit. For example, another outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturers or of its suppliers. In the event of such a quarantine or closure, our ability to deliver the Power Handheld device on a timely basis could be impaired and, as a result, our revenue, expenses and results of operations could be negatively impacted. We do not have manufacturing agreements with our third-party manufacturer. The absence of a manufacturing agreement means that, with little or no notice, our contract manufacturer could refuse to continue to manufacture all or some of the units of our devices that we require, or change the terms under which they manufacture our device products. If this manufacturer were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if our manufacturer were to change the terms under which they manufacture for us, our manufacturing costs could increase and our gross profit could decrease. We have experienced delays in the manufacturing of our products in the past, and there can be no guarantee that we will not experience delays in the future.

Unexpected fluctuations in our operating results could cause our stock price to decline significantly.

      Our operating results have fluctuated in the past, and we expect that they will continue to do so. Because our business has shifted over the past two years from a business model based upon performing outsource for Microsoft to a more broad-based supplier of products and services to smart device makers, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Risk Factors” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

      During 2003, we continued our efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese subsidiary. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could decrease more slowly than we expect. If we find that our planned reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional measures.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

      Our sales cycle is typically three to nine months because the expense and complexity of our products and services generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The timing of budget cycles; and

•	The timing of customers’ competitive evaluation processes.

      In addition, to successfully sell our products and services, we frequently must educate our potential customers about the full benefits of our products and services, which can require significant time. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue which could cause our quarterly results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

      Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our products and services or even terminate their relationships with us, and also could enhance the credit risk of those customers. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our products and services. Moreover, our distribution of Microsoft licenses is a relatively low-margin business, and we could face increased credit risk with the accounts receivable from certain customers. While we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business.

Our software, services and hardware offerings, including the Power Handheld device, could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products or cause shipment delays or stoppages.

      It is difficult to determine whether our products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services, infringe their proprietary rights, regardless of merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification against potential claims that the technology we license from third parties infringes the proprietary rights of others. Moreover, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions. There can be no assurance that infringement or invalidity claims related to the products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors, with respect to the products we develop have or are affiliated with, are companies with substantially greater resources than we have and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software product developers will be increasingly subject to infringement claims, as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial conditions and results of operations.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

      If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license many of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business. The computer software market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive, and involves a significant diversion of resources and uncertainty of outcome. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could harm our business and operating results.

We may be subject to product liability claims that could result in significant costs.

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services entail the risk of such claims, and we may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, including the Power Handheld and similar devices, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed or fall outside the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

Our software or hardware products or the third-party hardware or software integrated with our products and services may suffer from defects or errors that could impair our ability to sell our products and services.

      Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase, resulting in a decline in our gross profit. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to our Power Handheld device that we distribute, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could harm our business.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

      Foreign operations generated approximately 5%, 7% and 4% of our total revenue in the years ended 2003, 2002 and 2001, respectively. Our international operations expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Greater difficulty in managing foreign operations due to the lack of proximity between our headquarters and our foreign operations;

•	Longer collection cycles than we typically experience in the U.S.;

•	Unfavorable changes in regulatory practices and tariffs;

•	Adverse changes in tax laws;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in Asian and European markets, as a result of such events as the spread of SARS and other illnesses, which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

      We currently have operations in Taipei, Taiwan and Tokyo, Japan. However, as previously announced, we are in process of closing our Japan operation.

As we increase the amount of product and service development conducted in non-US locations, potential delays and quality issues may impact our ability to deliver our products and services on-time, potentially impacting our revenue and profitability.

      During 2003, we initiated a program to move certain development activities to non-US locations, primarily India, to take advantage of the high-quality, low-cost software development resources found in some developing countries. To date we have limited experience in managing software development done in non-US locations. Moving portions of our development contracts to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may impact the amount of revenue we recognize from related products and services and/or could impact the profitability of service engagements employing off-shore resources.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

      We have acquired the technologies and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have been required to implement reductions in force and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

Our senior management has experienced significant turnover and change of job function, which could disrupt our business and operations.

      Since June 2003, there have been numerous changes in our senior management team. On June 17, 2003, we announced the departures of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management. On that same date, we announced that Nogi Asp was promoted from Director of Finance to Vice President of Finance and Chief Financial Officer. On July 24, 2003, we announced that one of our founders, William T. Baxter, resigned as Chairman of the Board and Chief Executive Officer. Mr. Baxter remained as a member of our Board of Directors and our Chief Technology Officer. Subsequently, on January 12, 2004, we announced that Mr. Baxter resigned his position on our Board of Directors and as our Chief Technology Officer. On July 24, 2003 we also announced that Brian T. Crowley, our then Vice President of Product Development, was appointed by our Board of Directors to succeed Mr. Baxter as Chief Executive Officer and to serve on our Board, that Donald D. Bibeault was elected to the position of Chairman of the Board, and that Jeffrey T. Chambers had resigned from our Board of Directors. On December 17, 2004, we announced the hiring of Carey Butler to lead our Professional Engineering Services organization. On January 5, 2004, we announced that Mr. Asp had left the company and that Scott Mahan had been appointed as our new Chief Financial Officer.

      Because of these recent management departures, additions and changes in roles, our current management team has not worked together in their current positions for a significant length of time and may not be able to work together effectively in these new positions to successfully develop and implement business strategies. In addition, as a result of these management changes, management may need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. Mr. Crowley and Mr. Mahan, in particular, will need to successfully meet the increased internal and external challenges and responsibilities of their new positions. All members of our management team will need to overcome the challenges created by any vacancies in our senior management positions that remain unfilled. If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

A small number of our existing shareholders can exert control over us.

      Principal shareholders individually holding more than 5% of our common stock together control a majority of our outstanding common stock. As a result, these shareholders, if they act together, could control our management and affairs of the company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of BSQUARE and might affect the market price of our common stock.

It might be difficult for a third party to acquire us even if doing so would be beneficial to our shareholders.

      Certain provisions of our articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management even if doing so would be beneficial to our shareholders. Our board of directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our board of directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors. In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with a defined “acquiring person” for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

A continued decline in our stock price could cause us ultimately to be delisted from the NASDAQ National Market.

      During 2002 and 2003, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. In May 2003, we received notification from The Nasdaq Stock Market, advising that we were not in compliance with the Nasdaq National Market’s listing maintenance standards requiring minimum bid price and listed security market value. In September 2003, we received notification from The Nasdaq Stock Market that we regained compliance with the Nasdaq National Market’s listing maintenance standards regarding minimum bid price. If our stock price declines and remains below $1.00 for a period of thirty consecutive trading days, we face the possibility of receiving notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and is subject to delisting. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Item 2.	Properties.

      Our corporate headquarters are currently located in 92,800 square feet of space in a single location in Bellevue, Washington. In 2002, we agreed to pay certain early lease termination fees related to our corporate headquarters of which $1.1 million, payable in quarterly installments in 2004, remained outstanding at December 31, 2003. In February 2004, we signed an amendment to the lease for our current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The new corporate headquarters facility contains 43,400 square feet and the underlying lease expires in 2014. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provides that no cash payments will be made during 2004. In previous quarters, we had recognized a restructuring charge for excess space at our current corporate headquarters. As a result of these agreements, the associated remaining liability of $970,000 was reversed in the fourth quarter of 2003.

      In addition, we lease office space domestically in Eden Prairie, Minnesota and San Diego, California, both of which leases terminate in January 2005, and internationally for our offices in Tokyo, Japan and Taipei, Taiwan, which leases terminate in January 2004 and August 2004, respectively. As a result of the decision to close our operations in Japan, we gave notice to our landlord there in November 2003 and the primary facilities lease expired on January 31, 2004.

      As described above, there is no cash payment due for the existing or new corporate headquarters facility in 2004. The cash payments due for the non-headquarter leases in 2004 are approximately $164,000. The non-cash expense related to our corporate headquarters is expected to be approximately $380,000 in 2004.

Item 3.	Legal Proceedings.

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

      The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. In June 2003, we approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. It is anticipated that any potential financial obligation by us to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any direct payment by us. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low

Year Ended December 31, 2003:
First Quarter	$1.60	$0.99
Second Quarter	$1.16	$0.73
Third Quarter	$2.21	$0.77
Fourth Quarter	$1.97	$1.41
Year Ended December 31, 2002:
First Quarter	$4.15	$2.98
Second Quarter	$4.13	$1.74
Third Quarter	$2.19	$0.72
Fourth Quarter	$1.50	$0.83

Holders

      As of February 25, 2004 there were approximately 155 record owners of our common stock.

Dividends

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2003	2002	2001	2000	1999(1)

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$37,615	$37,506	$61,852	$63,502	$41,406
Cost of revenue	31,204	30,795	32,682	29,786	19,509

Gross profit	6,411	6,711	29,170	33,716	21,897
Operating expenses:
Research and development	9,857	16,692	12,761	9,259	7,506
Selling, general and administrative	13,446	19,230	19,241	17,229	12,518
Acquired in-process research and development	—	1,698	—	4,100	—
Amortization of intangible assets	583	1,380	5,745	2,920	—
Impairment of goodwill and other intangible assets	453	6,472	1,336	—	—
Restructuring and other related charges (reversal)	(2,960)	16,249	6,707	—	—

Total operating expenses	21,379	61,721	45,790	33,508	20,024

Income (loss) from operations	(14,968)	(55,010)	(16,620)	208	1,873
Other income (expense), net	1,059	(1,900)	2,657	3,282	926
Acquisition-related expense	—	—	—	(620)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(13,909)	(56,910)	(13,963)	2,870	2,799
Income tax benefit (provision)	(75)	(1,696)	3,679	(2,136)	(1,104)

Income (loss) before cumulative effect of change in accounting principle	(13,984)	(58,606)	(10,284)	734	1,695
Cumulative effect of change in accounting principle	—	(14,932)	—	—	—

Net income (loss)	$(13,984)	$(73,538)	$(10,284)	$734	$1,695

Basic earnings (loss) per share(2)	$(0.38)	$(2.02)	$(0.30)	$0.02	$0.08

Diluted earnings (loss) per share(2)	$(0.38)	$(2.02)	$(0.30)	$0.02	$0.06

Shares used in calculation of earnings (loss) per share(2):
Basic	37,270	36,413	34,314	33,275	21,430

Diluted	37,270	36,413	34,314	35,932	30,800

	December 31,

	2003	2002	2001	2000	1999(1)

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$17,745	$35,425	$69,711	$72,351	$82,972
Working capital	$16,490	$27,957	$74,887	$76,560	$81,675
Total assets	$30,113	$53,569	$115,666	$122,262	$96,642
Long-term obligations, net of current portion	$—	$5,431	$3,087	$353	$—
Shareholders’ equity	19,338	32,634	98,821	108,347	89,125

(1)	Reflects restatement for 2000 business acquisition accounted for under the pooling-of-interests method.

(2)	For further discussion of earnings (loss) per share, see Notes 1 and 15 of Item 8 of Part II, “Financial Statements and Supplementary Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business — Forward-Looking Statements” and “— Risk Factors.”

Overview

      BSQUARE Corporation provides software, professional services and hardware offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, run an operating system (e.g., Microsoft® Windows® CE ..NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, Personal Digital Assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows MobileTM for Pocket PC and Smartphone.

      We have been providing software and professional service solutions to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs) and original design manufacturers (ODMs), device component suppliers such as silicon vendors (SVs) and peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and professional services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

      In addition to providing software and service solutions to smart device makers, BSQUARE designed, manufactures and distributes its own proprietary smart device hardware product. Our first hardware product introduction is the Power Handheld, a convergent wireless device that provides our customers with data capabilities, such as email and internet access, as well as an open platform for integration into enterprise systems, along with voice capabilities, all in a convenient handheld form-factor. As described above we are currently considering strategic options for the Power Handheld business, including a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all.

      Fiscal 2003 was a year of significant change for BSQUARE. Revenue from the Microsoft tools consulting business, which made up 51% and 24% of our service and overall revenue in 2002, respectively, declined to 10% and 3% of our service and overall revenue in 2003, respectively. We do not expect any further significant revenue from the Microsoft tools consulting business in the future. We were able to replace the decline in Microsoft tools consulting revenue with revenue from other software and service offerings, primarily the resale of Microsoft Windows Embedded licenses. We finished 2003 with revenue of $37.6 million, versus revenue of $37.5 million in 2002. However, because our revenue shifted away from the higher-margin Microsoft tools consulting revenue toward lower-margin software licensing revenue during 2003, our gross margin declined to 17% in 2003 from 18% in 2002.

      In mid-2003, we implemented a comprehensive turnaround plan designed to improve our operations and focus our long-term strategy. Elements of our plan included:

•	The elimination of unprofitable product lines and operations;

•	A reduction in operating expenses, particularly in the area of excess facility obligations; and

•	Strengthening our management team.

      Our turnaround plan is continuing into 2004 as we complete the closure of our unprofitable Japanese operation.

Critical Accounting Judgments

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data  — Note 1 — Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

      We recognize revenue from software, service and hardware sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      We recognize software revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on our part. We also enter into arrangements in which a customer purchases a combination of software licenses, post-contract customer support (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting and development services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

      Service revenue from fixed-priced contracts is recognized using the percentage of completion method. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance and cost in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known. Losses on fixed-priced contracts are recognized in the period when they become known. Service revenue from time and materials contracts and training services is recognized as revenue as services are performed.

      We recognize revenue from sales of hardware products upon shipment provided that title and risk of loss has been transferred to the customer and provided that product acceptance has occurred, collection is determined to be probable and no significant obligations remain. We record revenue from sales of hardware products net of estimated customer returns.

      When elements such as hardware products, software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

      Estimated costs of future warranty claims and claims under indemnification provisions in certain licensing agreements are accrued based on historical experience. If actual costs of claims differ from our estimates, revision to the estimated warranty liability would be required.

      We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

Long-Lived Assets

      We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or business strategy. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates.

Restructuring

      We have engaged, and may continue to engage, in restructuring initiatives which require management to make significant estimates. Restructuring-related liabilities include estimates for, among other things, anticipated disposition costs of lease obligations. Key variables in determining such estimates include anticipated commencement of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust our estimates based on currently available information. If the actual restructuring costs differ from our estimates the restructuring charge will be adjusted in the period the estimate is revised or the final costs are determinable.

Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it may result in an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.

Results of Operations

      The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total
	Revenue
	Year Ended December 31,

	2003	2002	2001

Consolidated Statements of Operations Data:
Revenue:
Software	75%	52%	13%
Service	25	48	87
Hardware	—	—	—

Total revenue	100	100	100

Cost of revenue:
Software	57	37	3
Service	26	45	50
Hardware	—	—	—

Total cost of revenue	83	82	53

	As a Percentage of Total
	Revenue
	Year Ended December 31,

	2003	2002	2001

Gross profit	17	18	47
Operating expenses:
Research and development	26	45	21
Selling, general and administrative	36	51	31
Acquired in-process research and development(1)	—	5	—
Amortization of intangible assets	2	4	9
Impairment of goodwill and other intangible assets	1	17	2
Restructuring and other related charges (credits)	(8)	43	11

Total operating expenses	57	165	74

Loss from operations	(40)	(147)	(27)

(1)	The consolidated statements of operations data include a charge of $1.7 million (5% of total revenue) for the year ended December 31, 2002 for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002.

Comparison of the Years Ended December 31, 2003, 2002 and 2001

Revenue

      Total revenue consists of sales of software and services provided to smart device makers and, to a much lesser extent, revenue from hardware sales. Software revenue consists of resale of third-party software, sales of our proprietary software products and royalties from our software development tool products, debugging tools and applications and smart device reference designs. Service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, and fees for customer training. Hardware revenue is derived from the sale of our Power Handheld hardware device.

      Total revenue was $37.6 million, $37.5 million and $61.9 million in 2003, 2002 and 2001, respectively, representing a slight increase from 2002 to 2003, and a decrease of 39% for 2002 as compared to 2001. Although the overall revenue increase from 2002 to 2003 was small, it was significant considering we experienced an $8.2 million decrease in revenue from the discontinued Microsoft tools consulting activities from 2002 to 2003. Revenue from the Microsoft tools consulting activities, which included service provided directly to Microsoft as well as to other customers, accounted for 3%, 24% and 60% of total revenue in 2003, 2002 and 2001, respectively. Relatedly, we experienced a decline in the amount of services provided directly to Microsoft, which represented 2%, 16% and 40% of total revenue in 2003, 2002 and 2001, respectively. While we continue to provide services to Microsoft under our Master Agreement, which expires in July 2004, we do not expect the related revenue from these engagements to be as significant a percentage of our total revenue as in prior years.

      Revenue from customers located outside of the United States was $5.9 million, $7.8 million and $20.9 million in 2003, 2002 and 2001, representing decreases of 24% and 63% for 2003 and 2002, respectively. These amounts include revenue attributable to our foreign operations, as well as services delivered to foreign customers from our operations located in the United States. The decrease in international revenue was primarily due to a decrease in the number and size of software service projects with international customers. As a result of the decision to close our Japan operations, made in the fourth quarter of 2003, we expect total international revenue to continue to decrease in the near-term. Total revenue attributable to our Japan operation was $1.4 million, $2.3 million and $1.8 million in 2003, 2002 and 2001, respectively. Our other international operation is located in Taipei, Taiwan.

Software revenue

      Software revenue was $28.2 million, $19.5 million and $8.1 million in 2003, 2002 and 2001, respectively, representing increases of 45% and 141% in 2003 and 2002. These increases were primarily due to increased sales of third-party software products and, to a lesser extent, increased sales of our proprietary SDIO Now! product. The primary cause of the increase in third party sales was an increased focus on sales of Microsoft embedded operating systems coinciding with the acquisition of a customer list and the employment of a team of salespeople experienced in this area in 2002. As a percentage of total revenue, software revenue was 75% in 2003, 52% in 2002 and 13% in 2001. As a percentage of software revenue, third-party software revenue was 89%, 82% and 33% in 2003, 2002 and 2001, respectively. Of those amounts, software revenue associated with the licensing of Microsoft embedded operating systems was 87%, 75% and 22% in 2003, 2002 and 2001, respectively. We expect third-party software sales to continue to be a significant percentage of our software revenue.

Service revenue

      Service revenue was $9.4 million, $18.0 million and $53.8 million in 2003, 2002 and 2001, respectively, representing decreases of 48% and 66% for 2003 and 2002, respectively. The decreases were due primarily to reductions in our discontinued Microsoft tools consulting activities and underlying projects. Revenue from the discontinued Microsoft tools consulting activities, which included services provided directly to Microsoft as well as other customers, was $974,000, $9.2 million and $37.1 million in 2003, 2002 and 2001, respectively. Revenue from the Microsoft tools consulting activities, which included services provided directly to Microsoft as well as other customers, accounted for 10%, 51% and 69% of service revenue in 2003, 2002 and 2001, respectively. Relatedly, we experienced a further decline in the amount of services provided directly to Microsoft, which represented 8%, 33% and 46% of service revenue in 2003, 2002 and 2001, respectively.

Hardware revenue

      Hardware revenue was $73,000 in 2003, all of which occurred in the fourth quarter of 2003, representing the first shipments of our Power Handheld hardware product. There was no hardware revenue in 2002 or 2001. We expect hardware revenue to increase in the immediate future as we deliver product for current orders. However, expenses and working capital required to support this product in the market have increased and cannot be supported through our existing resources at current operational levels. As described above, in 2003, we announced that our Board of Directors had formed a strategic planning committee to explore options for this business. Options we are exploring include a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all.

Gross profit

      Gross profit is revenue less the cost of revenue, which consists of cost of software, services and hardware revenue. Gross profit was $6.4 million, $6.7 million and $29.2 million in 2003, 2002 and 2001, representing decreases of 4% and 77% for 2003 and 2002, respectively. As a percentage of revenue, gross profit was 17% in 2003, 18% in 2002, and 47% in 2001. The overall decrease in gross profit for 2003 and 2002, compared to 2001, is a result of the reduction in the Microsoft tools revenue, which generated higher margins, which was offset by software revenue, particularly third-party software revenue, which carries a significantly lower margin.

Software gross profit

      Cost of sales related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Software gross profit was 24%, 28% and 74% in 2003, 2002 and 2001, respectively. Beginning in mid-2002, our sales of third-party software, particularly Microsoft embedded operating systems, increased significantly coinciding with the acquisition of a customer list and the employment of a team of salespeople experienced in this area. The gross profit on third-party software is significantly lower than the gross profit on our proprietary software, which accounts for the decrease in the overall software gross margin percentage over the last two years as sales of lower gross margin third-party software products have made up a increasingly higher percentage of our overall software revenue.

Service gross profit

      Cost of sales related to service revenue consists primarily of salaries and benefits for our engineers, plus related facilities and depreciation costs. Service gross profit (loss) was (4)%, 7% and 43% in 2003, 2002 and 2001, respectively. As the work associated with the Microsoft tools activities declined, we experienced a significant reduction in our margin due to two factors. First, our other service business has traditionally generated lower margins than the discontinued Microsoft tools consulting activities due to competitive pressures and other factors. Second, our service costs did not decline proportionately to the decrease in our service revenue. In late 2001 and 2002, we eliminated excess service capacity by reducing headcount in our services organization from 224 employees at December 31, 2001 to 84 employees as of December 31, 2002, and to 65 employees as of December 31, 2003. In addition, in 2002 and 2003, we successfully negotiated with the landlords of several facilities where we had excess space. As a result, we eliminated approximately 90,000 square feet of excess space, which reduced the facilities costs included in service cost of sales.

Hardware gross profit

      Cost of sales related to hardware revenue consists primarily of the cost to manufacture the Power Handheld device, plus royalties for third-party software included within the device. Hardware gross profit was 14% in 2003.

Operating expenses

Research and development

      Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers, related facilities and depreciation costs and costs of outside vendors. Research and development expenses also include the cost of operations personnel and related costs associated with development of the Power Handheld device.

      Research and development expenses were $9.9 million, $16.7 million and $12.8 million in 2003, 2002 and 2001, respectively, representing a decrease of 41% in 2003 and an increase of 31% for 2002. As a percentage of total revenue, research and development expenses were 26%, 45% and 21% in 2003, 2002 and 2001, respectively. Of these amounts, research and development expenses associated with our Power Handheld hardware initiative totaled $6.6 million, $5.9 million and $1.6 million in 2003, 2002 and 2001, respectively. The decrease in overall research and development expenses in 2003 was primarily due to reductions in our developer workforce targeting proprietary software products. Specifically, from 2002 to 2003, we terminated a number of proprietary products and associated development efforts and, consequently, terminated a number of personnel associated with these products. In addition, the development activities related to our initial Power Handheld design were largely completed in the fourth quarter of 2003, which allowed us to reduce costs in certain areas, particularly costs related to outside vendors. In 2002, the percentage increase was due primarily to increases in our research and development activities for new products, particularly the Power Handheld, and an overall decline in our total revenue.

Selling, general and administrative

      Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

      Selling, general and administrative expenses were $13.4 million, $19.2 million and $19.2 million in 2003, 2002 and 2001, respectively, representing a decrease of 30% in 2003 and no significant change in 2002. Selling, general and administrative expenses represented 36%, 51% and 31% of our total revenue in 2003, 2002 and 2001, respectively. As a percentage of revenue, the decrease in 2003 was due primarily to restructuring steps that reduced personnel and facilities costs during 2003. Since 2001, we reduced headcount related to selling, general and administrative functions from 100 as of December 31, 2001 to 70 as of December 31, 2002 and to 51 as of December 31, 2003. In addition, in 2003 and 2002, we successfully negotiated reductions in excess facility costs. As a result, we eliminated approximately 90,000 square feet of excess space, resulting in reduced facilities costs. As a percentage of total revenue, the increase in selling, general and administrative expenses in 2002 was due primarily to our decreasing total revenue, higher fixed facility costs and increased levels of marketing and sales efforts in the year.

Acquired in-process research and development; and Impairment of goodwill and other intangible assets

      On March 13, 2002, we acquired Infogation Corporation, a telematics company, in a purchase transaction valued at approximately $8.7 million. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Of the total purchase price, we allocated $1.7 million to acquired in-process research and development, $6.8 million to goodwill and other intangible assets and $200,000 to working capital and tangible assets. The amount allocated to in-process research and development was determined based on an independent valuation and was recorded as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition. Due to weaker-than-expected demand for telematics products and services, we subsequently terminated all telematics personnel and are no longer actively pursuing telematics work. As a result, we evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized an impairment loss of $6.5 million in the third quarter of 2002.

      In March 2003, $300,000 and 129,729 shares of common stock (together, the “Escrow Consideration”) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the “Sellers”). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation and, upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, we evaluated this amount and recorded an impairment charge for the entire value of the Escrow Consideration.

      In September 2003, we entered into an agreement with one of the former owners of Infogation to assign all remaining active contracts and related warranty provisions to his corporation. In addition, we sold the outstanding shares of BSQUARE San Diego Corporation, formally a wholly-owned subsidiary, to the former owner for $1.00. All tangible and intangible assets related to Infogation were previously written off in 2002.

Restructuring and other related charges (reversal)

      Restructuring and other related charges (credits) represent expenses and credits associated with our efforts to reduce our overall operating costs. During 2003, 2002 and 2001, we approved restructuring plans to reduce headcount and eliminate excess facilities, among other things. Restructuring and other related charges (reversal) were $(3.0) million, $16.2 million and $6.7 million in 2003, 2002 and 2001, respectively.

      The components of the charges (reversal) recorded for the years ended December 31, 2001, 2002 and 2003, and a roll-forward of the restructuring liability are as follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, January 1, 2001	$—	$—	$—	$—
Charges	227	6,480	—	6,707
Non-cash charges and adjustments	—	(1,120)	—	(1,120)
Cash payments	(217)	(836)	—	(1,053)

Balance, December 31, 2001	10	4,524	—	4,534
Charges	3,757	9,287	3,205	16,249
Non-cash charges and adjustments	—	1,108	—	1,108
Cash payments	(2,513)	(5,083)	—	(7,596)
Impairment of property and equipment	—	—	(3,205)	(3,205)

Balance, December 31, 2002	1,254	9,836	—	11,090
Charges	461	328	757	1,546
Change in estimates due to the effect of lease termination arrangements	—	(4,506)	—	(4,506)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Impairment of property and equipment	—	—	(140)	(140)
Non-cash charges and adjustments	—	—	57	57
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,662)	(3,107)	(515)	(5,284)

Balance, December 31, 2003	$53	$1,221	$159	$1,433

      During the 2003, we made significant progress in our efforts to mitigate excess facility commitments. The most significant mitigation was the restructuring of our corporate headquarters lease, which began with the signing of a Rent Deferral Agreement with the landlord of our corporate headquarters in December 2003. Subsequently, in February 2004, we signed an amendment to the lease for our current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provides that no cash payments will be made during 2004. In previous quarters, we had recognized a restructuring charge for early lease termination fees and lease payments for excess space associated with our corporate headquarters lease. As a result of these agreements, the associated remaining liability related to excess facilities of $970,000 was reversed in the fourth quarter of 2003. At December 31, 2003, early lease termination fees of $1.1 million remain outstanding and are due in quarterly installments in 2004.

      In June 2003, we negotiated a termination of our Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of our common stock price) and a contractual life of five years. During the third quarter of 2003, we finalized negotiations for the termination of our San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, we agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through

January 2005. These lease termination arrangements resulted in a change in estimate of our obligation for future minimum lease payments of $3.5 million.

      In the fourth quarter of 2003, we decided to close our Japan office. In connection with this decision, we recognized a restructuring charge of $412,000, of which $86,000 related to severance for all remaining employees, $42,000 was associated with remaining lease payments on the excess facility, $140,000 related to the impairment of fixed assets, and $144,000 was for other related charges.

      In addition to the reductions in our Japan office, we announced two company-wide reductions in 2003 totaling 30 employees, approximately 15% of our remaining workforce. In connection with these headcount reductions, we paid approximately $375,000 in severance and other benefits in 2003. During the first, third and fourth quarters of 2002, we initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, we recorded $16.2 million in restructuring and other related charges.

      Included in the charges recorded in 2002 were net non-cash adjustments of $1.1 million, due to changes in estimates and assumptions related to the impact of subleasing excess facilities and the successful negotiation of an early lease termination. Other related charges recorded in 2002 included impairment losses of $3.2 million for property and equipment disposed of or abandoned. In calculating the impairment loss, we evaluated the fair value of the assets located in the facilities to be abandoned by estimating the expected present value of their future cash flows.

      During 2001, we recorded a restructuring charge of $6.7 million related to the consolidation of excess facilities and other restructuring activities. Of this amount, approximately $5.4 million represents the value of excess facilities under non-cancelable leases. Property and equipment disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, production, engineering, and other equipment. In July 2001, we also recorded restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce.

Other Income (Expense), Net

      Other income (expense), net, was $1.1 million, $(1.9) million and $2.7 million in 2003, 2002 and 2001, respectively, and consists of interest earnings on our cash, cash equivalents and short-term investments as well as adjustments made to the carrying value of cost-based investments. In September 2003, we sold cost-based investments for a gain of $627,000. In 2002, we recorded a charge of $3.5 million for the impairment of the carrying value of cost-based investments. Interest earnings have decreased from 2002 and 2001 due to lower average balances of cash, cash equivalent and short-term investment balances.

Income Taxes

      In 2003, 2002 and 2001, federal, state and foreign income taxes resulted in a provision of $75,000, $1.7 million and a benefit of $3.7 million, yielding an effective rate of 0.5%, 3.0% and (26.3)%, respectively. The tax provision in 2003 primarily related to foreign withholding taxes. In 2002, the tax provision of $1.7 million primarily related to a deferred tax provision of $4.7 million for a valuation allowance provided on previously recorded net deferred tax assets, offset in part by a current benefit of $2.9 million for net operating loss carrybacks. The income tax benefit for 2001 resulted primarily from our ability to carry back the net operating losses generated in that year to recapture taxes paid in prior years.

      We provided full valuation allowances on deferred tax assets during 2003 and 2002 because of uncertainty regarding their realizability. The increase in the valuation allowance on our deferred tax assets was $411,000 and $25.7 million during 2003 and 2002, respectively. At December 31, 2003 we had approximately $53.3 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2022. In addition, we have $2.8 million of capital loss carryforwards, which expire in 2008.

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

Liquidity and Capital Resources

      As of December 31, 2003, we had $17.7 million of cash, cash equivalents, restricted cash, and short-term investments compared to $35.4 million at December 31, 2002. Specifically, we had $13.8 million of unrestricted cash and $3.9 million of restricted cash as of December 31, 2003. Our restricted cash balance relates to securitization of obligations associated with our current corporate headquarters lease. All the restricted cash balance as of December 31, 2003, is expected to become unrestricted during 2004. We are obligated to issue a $1.2 million letter of credit and deposit restricted cash of $1.2 million in July 2004 under terms of our new corporate headquarters facility lease. Our working capital at December 31, 2003 was $16.5 million compared to $28.0 million at December 31, 2002, resulting primarily from the decrease in overall cash balances used to fund operating losses.

      During 2003, net cash used in operating activities was $16.5 million primarily due to our net loss of $14.0 million, the use of approximately $2.3 million for purchases of inventory and deposits made with the contract manufacturer of our Power Handheld and $6.3 million for payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute. In 2002, our operating activities resulted in cash outflow of $35.3 million primarily due to our net operating loss of $73.5 million offset primarily by a non-cash charge of $14.9 million for the cumulative effect of change in an accounting principle, a non-cash charge of $16.2 million for restructuring and a non-cash charge of $6.5 million for impairment of goodwill and other intangible assets. In 2001, cash provided by operating activities of $2.8 million resulted primarily from our net loss of $10.3 million offset by $8.7 million for depreciation and amortization of intangible assets, and a non-cash charge of $6.7 million for restructuring and non-cash impairment charges.

      Investing activities provided cash of $10.9 million and $14.8 million in 2003 and 2002, respectively, and used $13.7 million in 2001. Investing activities in 2003 included $10.3 million provided by maturities of short-term investments, proceeds of $759,000 from the sale of an investment, offset by $143,000 used for capital equipment purchases. Investing activities in 2002 included $21.0 million provided by maturities of short-term investments, offset by $3.9 million of net cash used in the acquisition of Infogation Corporation and $2.2 million used for capital equipment purchases. Investing activities for 2001 included $6.6 million used for the purchase of short-term investments, $4.9 million used in purchases of leasehold improvements and capital equipment and $2.2 million in net cash used for an acquisition and strategic investments.

      Financing activities in 2003, 2002 and 2001 generated $268,000, $1.1 million and $1.8 million, respectively, primarily as a result of exercises of stock options.

      In the fourth quarter of 2003 we received our first customer commitments to purchase Power Handheld devices, and our belief is that orders for the device will continue during 2004. The design, manufacture and distribution of these devices is a new business for us, and we expect that increased orders from customers will require substantial new sources of working capital to fulfill those orders. Although we outsource all of our manufacturing, we are nevertheless required to finance such manufacturing and related inventory costs through a variety of mechanisms, including letters of credit and cash payments. We are also required to finance the related distribution costs. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses internally, and we will continue to do so in the short term.

We expect that if we begin manufacturing and distribution of the Power Handheld on a greater scale, however, we will need additional working capital. We have determined that our current cash reserves are likely to be inadequate to fund these potential increased requirements, and we are exploring strategic options with regard to our Power Handheld business. Such options could include a spin-off, sale or other financing options for this business, some of which may be dilutive to existing holders of our common stock. Working capital financing alternatives could involve restrictive covenants, which could impair our ability to engage in certain business transactions. If other financing sources are not available on acceptable terms, or not at all, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding adverse effect on our future revenue and results of operations.

      We have a Value Added Partner (VAP) agreement with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems. There are provisions within the VAP agreement that allow for the audit of our internal records and processes. We are currently undergoing an audit of our royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition.

      In 2003, we paid a total of $6.3 million in restructuring-related costs. As of December 31, 2003, we had an accrued balance of $1.4 million in estimated remaining restructuring-related costs, consisting of $1.1 million for early lease termination obligations, $53,000 for severance, $121,000 for excess facilities primarily related to non-cancelable leases and $159,000 for other related charges. Substantially all of our remaining accrued restructuring liability will be paid in 2004.

      Our other principal commitments consist of obligations outstanding under operating leases, which expire through 2014. In 2002 we agreed to certain early lease termination fees related to our corporate headquarters in Bellevue, Washington, of which $1.1 million, payable in quarterly installments in 2004, remained outstanding at December 31, 2003. In February 2004, we signed an amendment to the lease for our current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event that we were to default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $3.0 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

      We also have lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan. As a result of the decision to terminate our operations in Japan, we gave notice to our landlord there in November 2003 and the primary facilities lease expired on January 31, 2004. The annual obligations under all of these leases are detailed in the table below.

      As of December 31, 2003, we had $3.9 million pledged as collateral for bank letters of credit issued to landlords related to lease obligations, which will terminate in 2004. The pledged cash is recorded as restricted cash.

      Contractual commitments at December 31, 2003, adjusted to reflect the lease commitments associated with our new corporate headquarters lease, signed in February 2004, are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Restructuring-related commitments:
Early lease termination fees	$1,141	$—	$—	$—	$—	$—	$1,141
Operating leases	72	8	—	—	—	—	80

Restructuring-related commitments	1,213	8					1,221
Other commitments:
Operating leases	92	390	391	391	391	2,430	4,085

Total commitments as of December 31, 2003	$1,305	$398	$391	$391	$391	$2,430	$5,306

      Our total revenue increased slightly in 2003 compared to 2002 and decreased 39% in 2002 compared to 2001. If our revenue remains flat or declines faster than we reduce costs, we will continue to experience losses and will be required to use our existing cash to fund our operations. If other financing sources for the Power Handheld business are not available on acceptable terms, or not at all, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding effect on our future revenue and results of operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our remaining needs for working capital and capital expenditures for the next 12 months. See “Factors That May Affect Future Results.”

Related Party Transactions

      During the second quarter of 2003, we hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, we incurred approximately $355,000 of consulting fees. In July 2003, we named Donald Bibeault, the President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new six-month consulting agreement. Under the new agreement, Mr. Bibeault provides us 10 days per month of onsite consulting services. We incurred expenses of approximately $115,000 in 2003 under the new agreement.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not expect the adoption of FIN 46 to have any impact on our financial position or results of operations.

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

      The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2003 and 2002. This table does not include money market funds, as those funds are not subject to market risk.

	Maturing in

	Three Months	Three Months	Greater Than		Fair
	or Less	to One Year	One Year	Total	Value

	(Dollars in thousands)
As of December 31, 2003
Included in cash and cash equivalents	$1,601	—	—	$1,601	$1,601
Weighted average interest rate	0.9%	—	—
Included in short-term investments	$4,925	$2,612	$602	$8,139	$8,139
Weighted average interest rate	2.1%	0.9%	0.2%
As of December 31, 2002
Included in cash and cash equivalents	$10,571	—	—	$10,571	$10,574
Weighted average interest rate	1.4%	—	—
Included in short-term investments	$4,273	$8,461	$4,642	$17,376	$17,315
Weighted average interest rate	3.2%	3.6%	3.8%

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

      Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the year ended December 31, 2003 was not material.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of BSQUARE Corporation:

      We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of BSQUARE Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements and schedule before the supplemental disclosures provided in Note 4.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in the Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other intangible Assets (SFAS No. 142).

      As discussed above, the financial statements of BSQUARE Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures related to the disclosures in Note 4 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in 2001 related to goodwill and the impairment of goodwill, including any related tax effects, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Note 4 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to the disclosures referred to above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

January 23, 2004

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

ARTHUR ANDERSEN LLP

Seattle, Washington,

January 25, 2002

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,700	$11,041
Restricted cash	3,906	2,582
Short-term investments	8,139	18,444
Accounts receivable, net of allowance for doubtful accounts of $320 in 2003 and $860 in 2002	6,263	6,494
Inventory	359	—
Deposit for inventory	1,886	—
Taxes receivable	155	2,934
Prepaid expenses and other current assets	857	1,966

Total current assets	27,265	43,461
Furniture, equipment, tooling and leasehold improvements, net	1,581	3,124
Restricted cash	—	3,358
Investment	—	210
Intangible assets, net	267	850
Deposits and other assets	1,000	2,566

Total assets	$30,113	$53,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,541	$1,942
Accrued compensation	1,063	3,079
Accrued restructuring costs, current portion	1,433	5,659
Accrued expenses	3,442	3,204
Deferred revenue	1,296	1,620

Total current liabilities	10,775	15,504
Restructuring costs, less current portion	—	5,431

Commitments, contingencies and subsequent event
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 37,503,176 shares in 2003 and 36,968,128 shares in 2002	117,889	117,149
Deferred stock-based compensation	—	(15)
Accumulated other comprehensive loss	(392)	(325)
Accumulated deficit	(98,159)	(84,175)

Total shareholders’ equity	19,338	32,634

Total liabilities and shareholders’ equity	$30,113	$53,569

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenue:
Software	$28,163	$19,478	$8,077
Service	9,379	18,028	53,775
Hardware	73	—	—

Total revenue	37,615	37,506	61,852

Cost of revenue:
Software	21,401	13,948	2,126
Service	9,740	16,847	30,556
Hardware	63	—	—

Total cost of revenue	31,204	30,795	32,682

Gross profit	6,411	6,711	29,170

Operating expenses:
Research and development	9,857	16,692	12,761
Selling, general and administrative	13,446	19,230	19,241
Acquired in-process research and development	—	1,698	—
Amortization of intangible assets	583	1,380	5,745
Impairment of goodwill and other intangible assets	453	6,472	1,336
Restructuring and other related charges (reversal)	(2,960)	16,249	6,707

Total operating expenses	21,379	61,721	45,790

Loss from operations	(14,968)	(55,010)	(16,620)
Other income (expense), net	1,059	(1,900)	2,657

Loss before income taxes and cumulative effect of change in accounting principle	(13,909)	(56,910)	(13,963)
Income tax benefit (provision)	(75)	(1,696)	3,679

Loss before cumulative effect of change in accounting principle	(13,984)	(58,606)	(10,284)
Cumulative effect of change in accounting principle	—	(14,932)	—

Net loss	$(13,984)	$(73,538)	$(10,284)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.38)	$(1.61)	$(0.30)
Cumulative effect of change in accounting principle	—	(0.41)	—

Basic and diluted loss per share	$(0.38)	$(2.02)	$(0.30)

Shares used in calculation of loss per share:
Basic and diluted	37,270	36,413	34,314

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Deferred	Accumulated Other		Total
					Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Equity

	(In thousands, except share amounts)
Balance, January 1, 2001	—	$—	33,975,187	$109,268	$(314)	$(254)	$(353)	$108,347
Net loss	—	—	—	—	—	—	(10,284)	(10,284)
Foreign currency translation adjustment	—	—	—	—	—	(259)	—	(259)
Unrealized loss on investments	—	—	—	—	—	(1,367)	—	(1,367)

Comprehensive loss								(11,910)
Exercise of stock options and employee stock purchase plan	—	—	900,398	2,191	—	—	—	2,191
Deferred stock-based compensation, net of adjustments	—	—	—	—	193	—	—	193

Balance, December 31, 2001	—	—	34,875,585	111,459	(121)	(1,880)	(10,637)	98,821
Net loss	—	—	—	—	—	—	(73,538)	(73,538)
Foreign currency translation adjustment	—	—	—	—	—	188	—	188
Realized loss on investments	—	—	—	—	—	1,367	—	1,367

Comprehensive loss								(71,983)
Exercise of stock options and employee stock purchase plan, net of cancellations	—	—	924,689	1,544	—	—	—	1,544
Deferred stock-based compensation, net of adjustments	—	—	—	—	106	—	—	106
Issuance of common stock upon acquisition of Infogation Corporation	—	—	1,167,854	4,146	—	—	—	4,146

Balance, December 31, 2002	—	—	36,968,128	117,149	(15)	(325)	(84,175)	32,634
Net loss	—	—	—	—	—	—	(13,984)	(13,984)
Foreign currency translation adjustment	—	—	—	—	—	(67)	—	(67)

Comprehensive loss								(14,051)
Exercise of stock options	—	—	398,586	268	—	—	—	268
Deferred stock-based compensation, net of adjustments	—	—	—	—	15	—	—	15
Issuance of common stock warrant	—	—	—	332	—	—	—	332
Issuance of common stock for earnout provision	—	—	6,700	5	—	—	—	5
Shares issued related to the Purchase of Infogation Corporation	—	—	129,762	135	—	—	—	135

Balance, December 31, 2003	—	$—	37,503,176	$117,889	$—	$(392)	$(98,159)	$19,338

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(13,984)	$(73,538)	$(10,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,081	3,853	8,651
Deferred income taxes	—	4,721	(3,854)
Write down of investments	78	3,476	—
Gain on sale of investments	(627)	—	—
Acquired in-process research and development	—	1,698	—
Cumulative effect of change in accounting principle	—	14,932	—
Restructuring and other related charges (reversal)	(2,960)	16,249	6,707
Impairment of goodwill and other intangible assets	453	6,472	1,336
Other	53	64	507
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	1,734	(5,940)	—
Accounts receivable, net	231	2,339	3,732
Taxes receivable	2,779	(1,465)	345
Inventory	(359)	—	—
Deposit for inventory	(1,886)	—	—
Prepaid expenses and other current assets	1,109	(926)	(1,253)
Deposits and other assets	1,548	(142)	224
Accounts payable, accrued compensation, accrued restructuring costs and accrued expenses	(6,404)	(5,787)	(2,563)
Deferred revenue	(324)	(1,324)	(707)

Net cash provided by (used in) operating activities	(16,478)	(35,318)	2,841

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(249)	(2,234)	(4,875)
Maturity (purchase) of short-term investments, net	10,305	20,964	(6,623)
Purchase of Infogation Corporation, net of cash acquired	—	(3,893)	—
Acquisition of other companies, net of cash acquired	—	—	(1,183)
Purchase of customer list	—	(75)	—
Proceeds from the disposal of equipment	121
Sale (purchase) of investments	759	—	(1,000)

Net cash provided by (used in) investing activities	10,936	14,762	(13,681)

Cash flows from financing activities:
Payments on long-term obligations	—	—	(353)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	268	1,106	2,191

Net cash provided by financing activities	268	1,106	1,838

Effect of exchange rate changes on cash	(67)	188	(261)

Net decrease in cash and cash equivalents	(5,341)	(19,262)	(9,263)
Cash and cash equivalents, beginning of year	11,041	30,303	39,566

Cash and cash equivalents, end of year	$5,700	$11,041	$30,303

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.	Description of Business and Accounting Policies

Description of Business

      BSQUARE Corporation, a Washington corporation, and its subsidiaries (collectively, the “Company”) provides software, professional service and hardware offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, Personal Digital Assistants (PDAs), personal media players and smartphones.

      BSQUARE provides proprietary and third-party software and professional service solutions to smart device makers. This business accounted for the majority of its revenue in 2003. The Company has also begun to design and distribute a proprietary smart device hardware product, the Power HandheldTM. The Company recognized its first revenue from shipments of the Power Handheld in the fourth quarter of 2003.

      The Company’s smart device businesses are focused on devices running customized embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows MobileTM for Pocket PC and Smartphone.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, assessing the collectibility of accounts receivable, realizability of inventory amounts, the realization of deferred tax assets, useful lives of tangible and intangible assets, restructuring-related liabilities and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with a maturity date at the time of purchase of three months or less.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Restricted cash represents deposits held at financial institutions as security for outstanding letters of credit expiring through 2004 related to the Company’s corporate office lease obligations.

Short-term Investments

      The Company’s short-term investments consist primarily of investment-grade marketable securities, which are classified as held to maturity and recorded at amortized cost, which approximates fair value. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities.

Other Investments

      In 2003, the Company sold its remaining investment. The Company’s other investment consisted of voting capital stock of technology companies. These investments were accounted for under the cost method as the Company owned less than 20% of the outstanding shares and did not have significant influence. To the extent the capital stock held was in a public company and the securities have a quoted market price, the investments were marked to market.

Financial Instruments and Concentrations of Risk

      The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value based on the liquidity of these financial instruments or based on their short-term nature.

      The Company’s Power Handheld device is manufactured on its behalf by one contract manufacturer located in China.

Allowance for Doubtful Accounts

      The Company performs ongoing credit evaluations of its customers’ financial condition, and generally does not require collateral. The Company estimates the uncollectibility of its accounts receivable and records an allowance for potential credit losses. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the allowance.

Inventory

      Inventory purchases and purchase commitments are based upon forecasts of future demand. The Company values its inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If the Company believes that demand no longer allows it to sell its inventory above cost, or at all, then the Company writes down that inventory to market or writes off excess inventory levels. Inventory consists of components and purchased parts for the production of the Power Handheld.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furniture, Equipment, Tooling and Leasehold Improvements

      Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over estimated useful lives:

Computer equipment and system software	3 years
Office furniture and equipment	4 years
Tooling and fixtures	18 months

      Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives. Maintenance and repairs costs are expensed as incurred. When properties are retired or otherwise disposed of, gains or losses are reflected in the statement of operations. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.

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

Advertising Costs

      All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $5, $220 and $192 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation — Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using the Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying options vest.

      Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, on a graded vesting basis, over the vesting period of the underlying option.

      Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected life	4 years	5 years	5 years
Expected volatility	175%	180%	133%
Risk-free interest rate	2.5%	2.8%	4.5%

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123:

	Year Ended December 31,

	2003	2002	2001

Net loss, as reported	$(13,984)	$(73,538)	$(10,284)
Employee compensation expense recognized under APB 25	15	106	193
Employee compensation expense under SFAS 123	(586)	(1,115)	(9,341)

Pro forma net loss	$(14,555)	$(74,547)	$(19,432)

Basic and diluted loss per share, as reported	$(0.38)	$(2.02)	$(0.30)

Pro forma basic and diluted loss per share	$(0.39)	$(2.05)	$(0.57)

Shares used to calculate pro forma basic and diluted loss per share	37,270	36,413	34,314

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

      The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts at the average exchange rates during the year. Resulting translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

Revenue Recognition

      The Company recognizes revenue from software, service and hardware sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      The Company recognizes software revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on its part. The Company also enters into arrangements in which a customer purchases a combination of software licenses, post-contract customer support (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS, or maintenance, includes rights to upgrades, when and if available, telephone support, updates, and enhancements. Professional services relate to consulting and development services and training. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Generally, the Company determines VSOE of fair value of PCS based on the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fees associated with the delivered elements is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to PCS is recognized ratably over the contract term, typically one to two years.

      Service revenue from fixed-priced contracts is recognized using the percentage of completion method. Percentage of completion is measured monthly based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Losses on fixed-priced contracts are recognized in the period when they become known. Service revenue from time and materials contracts and training services is recognized as revenue as services are performed.

      The Company recognizes revenue from sales of hardware products upon shipment provided that title and risk of loss has been transferred to the customer and provided that product acceptance has occurred, collection

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is determined to be probable and no significant obligations remain. The Company records revenue from sales of hardware products net of estimated customer returns.

      When elements such as hardware products, software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

      The Company records OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating its software, if collection of such revenue is deemed probable.

      Deferred revenue includes deposits received from customers for service contracts and unamortized service contract revenue, customer advances under OEM licensing agreements and maintenance revenue. In instances where final acceptance of the software, services or hardware is specified by the customer, revenue is deferred until all acceptance criteria have been met.

      Estimated costs of future warranty claims and claims under indemnification provisions in certain licensing agreements are accrued based on historical experience. Costs related to shipping and handling are included in cost of sales.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not expect the adoption of FIN 46 to have any impact on its financial position or results of operations.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Cash, Restricted Cash and Short-Term Investments

      The Company’s cash, cash equivalents and short-term investments consist of the following:

	December 31,

	2003	2002

Cash and equivalents:
Money market funds	$724	$631
Cash	3,375	832
Commercial paper	600	2,074
Municipal certificates	1,001	7,504

	$5,700	$11,041

Restricted Cash:
Money market funds	$3,906	$5,940

Short-term investments:
Governments and agencies	$1,724	$515
Commercial paper	—	1,745
Municipal securities	1,851	4,557
Corporate notes and bonds	4,564	11,627

	$8,139	$18,444

      The contractual maturities of debt securities are all within one year.

3.	Furniture, Equipment, Tooling and Leasehold Improvements

      Major components of furniture, equipment tooling and leasehold improvements consist of the following:

	December 31,

	2003	2002

Computer equipment and system software	$2,157	$2,909
Office furniture and equipment	982	1,042
Leasehold improvements	303	917
Tooling and fixtures	997	997

	4,439	5,865
Less: accumulated depreciation and amortization	(2,858)	(2,741)

	$1,581	$3,124

      Depreciation and amortization expense was $1.5 million, $2.5 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

4.	Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. In 2002, the

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded an impairment loss of $14.9 million attributable to goodwill as the cumulative effect of this change in accounting principle.

      In addition, due to weaker-than-expected demand for telematics products and services, the Company significantly reduced its telematics personnel, most of whom joined the Company through the acquisition of Infogation Corporation. As a result, the Company evaluated the carrying value of the goodwill and other intangible assets associated with the purchase of Infogation and recognized an impairment loss of $6.5 million in the third quarter of 2002. In calculating these impairment losses, the Company evaluated the fair value of its reporting units by estimating the expected present value of their future cash flows. The Company no longer actively pursues telematics work.

      In March 2003, $300 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in escrow related to the March 2002 purchase of Infogation Corporation (Infogation) were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the original purchase price of Infogation and upon its release date, was valued at $435 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, the Company recorded an impairment charge for the entire value of the Escrow Consideration in the first quarter of 2003.

      During 2001, the Company recognized an impairment loss of $1.3 million related to goodwill associated with an engineering facility in Eden Prairie, Minnesota, which was closed in January 2002.

      The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had the Company applied SFAS No. 142 for all periods presented, the historical net loss and basic and diluted net loss per share would have been changed to the adjusted amounts indicated below:

	For the Year Ended December 31,

	2003	2002	2001

Reported net loss	$(13,984)	$(73,538)	$(10,284)
Goodwill amortization	—	—	4,978
Cumulative effect of change in accounting principle	—	14,932	(14,932)

Adjusted loss	$(13,984)	(58,606)	(20,238)

Basic and diluted loss per share:
Reported net loss	$(0.38)	$(2.02)	$(0.30)
Goodwill amortization	—	—	0.15
Cumulative effect of change in accounting principle	—	0.41	(0.44)

Adjusted basic and diluted net loss per share	$(0.38)	$(1.61)	$(0.59)

      The Company’s intangible assets subject to amortization consist of the following:

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Developed technology	$1,600	$(1,333)	$267	$1,600	$(800)	$800
Customer list	75	(75)	—	75	(25)	50

Total	$1,675	$(1,408)	$267	$1,675	$(825)	$850

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets subject to amortization are amortized over their estimated useful lives, ranging from eighteen to thirty-six months. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the year ending December 31, 2004 is $267 and zero thereafter.

5.	Income Taxes

      The income tax benefit (provision) consists of the following:

	Year Ended December 31,

	2003	2002	2001

Current:
U.S. current	$—	$2,856	$768
International	(75)	169	(69)
Deferred	—	(4,721)	2,980

Total tax benefit (provision)	$(75)	$(1,696)	$3,679

      The components of net deferred tax assets consist of the following:

	December 31,

	2003	2002

Deferred income tax asset:
Depreciation and amortization	$2,139	$2,829
Accrued expenses and reserves	1,125	4,986
Net operating loss carryforwards	18,122	16,753
Capital loss carryforward	2,773	—
Research and development credit carryforward	2,182	1,020
AMT credit carryforward	—	358
Other	261	245
Deferred tax asset valuation allowance	(26,602)	(26,191)

	$—	$—

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,

	2003	2002	2001

Taxes at the U.S. statutory rate	34.0%	35.0%	34.0%
Increase (decrease) resulting from:
Losses for which no benefit can be recognized	(25.6)	(28.3)	—
Increase in valuation allowance	—	(6.4)	—
Research and development tax credit	1.5	0.4	5.1
International operations	(0.5)	—	(7.2)
Rate change	(5.2)	1.1	—
Tax exempt interest	—	—	4.7
Amortization of intangible assets	—	(5.0)	(7.0)
Other, net	(4.7)	0.2	(3.3)

	(0.5)%	(3.0)%	26.3%

      The Company has provided a full valuation allowance on deferred tax assets during 2003 and 2002 because of the uncertainty regarding their realizability. The valuation allowance increased $411 in 2003, $25.7 million in 2002 and $450 in 2001. At December 31, 2003, the Company had approximately $53.3 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2022. In addition, the Company has $2.8 million of capital loss carryforwards, which expire in 2008.

6.	Commitments and Contingencies

Contractual Commitments

      The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. In 2002, the Company agreed to certain early lease termination fees related to its corporate headquarters in Bellevue, Washington of which $1.1 million, payable in quarterly installments in 2004, remained outstanding at December 31, 2003. In February 2004, the Company signed an amendment to the lease for its current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event the Company were to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $3.0 million. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the lease.

      The Company also has lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; Tokyo, Japan; and Taipei, Taiwan.

      During the years ended December 31, 2003, 2002 and 2001, rental expense was $2.6 million, $4.6 million and $6.5 million, respectively.

      As of December 31, 2003, the Company had $3.9 million pledged as collateral for bank letters of credit issued to landlords to secure certain lease obligations, all of which will terminate in 2004. The Company is

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to issue a $1.2 million letter of credit and deposit restricted cash of $1.2 million in July 2004 under terms of its new corporate headquarters facility lease. The pledged cash is recorded as restricted cash.

      Contractual commitments at December 31, 2003, adjusted to reflect the lease commitments associated with the new corporate headquarters lease signed in February 2004, are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Restructuring-related commitments:
Early lease termination fees	$1,141	$—	$—	$—	$—	$—	$1,141
Operating leases	72	8	—	—	—	—	80

Restructuring-related commitments	1,213	8					1,221
Other commitments:
Operating leases	92	390	391	391	391	2,430	4,085

Total commitments	$1,305	$398	$391	$391	$391	$2,430	$5,306

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

      The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. In June 2003, the Company approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company cannot predict whether or when a settlement will occur or be finalized and are unable at this

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Microsoft Audit

      The Company has a Value Added Partner (VAP) agreement with Microsoft, which enables the Company to resell Microsoft Windows Embedded operating systems. There are provisions within the VAP agreement that allow for the audit of the Company’s internal records and processes. The Company is currently undergoing an audit of its royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on the Company’s results of operations and financial condition.

8.	Shareholders’ Equity

Common Stock Reserved for Future Issuance

      At December 31, 2003, the Company had the following shares of common stock reserved for future issuance:

Stock options	9,666,096
Warrants outstanding	400,000

10,066,096

Warrants

      In June 2003, as a result of a facilities restructuring settlement agreement, the Company issued warrants to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $1.14 per share. The warrants expire in June 2008. The warrant value was estimated at $332 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of the Company’s common stock price) and a contractual life of five years.

Stock Options

      In May 1997, the Company adopted the Amended and Restated Stock Option Plan (the Amended Plan). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under this program may only be granted to employees and directors of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 1,500,000 shares.

      In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.

      The Company has assumed certain options granted to employees of acquired companies, referred to as acquired options. These acquired options were assumed by the Company outside of its stock option plans, and are administered as if issued under their original plans. All of the acquired options have been adjusted to

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the price conversion under the terms of the agreements between the Company and the companies acquired. The acquired options generally become exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

      A summary of all stock option activity follows:

		Number of	Weighted
	Available for	Options	Average
	Issuance	Outstanding	Exercise Price

Balance, January 1, 2001	2,393,016	4,072,597	$8.58
Authorized	1,594,933	—	—
Granted	(2,550,814)	2,550,814	5.73
Exercised	—	(431,504)	0.69
Canceled	1,013,237	(1,013,237)	0.27

Balance, December 31, 2001	2,450,372	5,178,670	7.48
Authorized	1,660,356	—	—
Assumption of acquired company options	(178,893)	178,893	0.86
Granted	(3,613,178)	3,613,178	1.34
Exercised	—	(724,716)	0.73
Canceled	2,520,173	(2,520,173)	7.70

Balance, December 31, 2002	2,838,830	5,725,852	4.12
Authorized	1,500,000	—	—
Granted	(3,063,058)	3,063,058	1.29
Exercised	—	(398,586)	0.67
Canceled	2,622,974	(2,622,974)	5.08

Balance, December 31, 2003	3,898,746	5,767,350	2.42

      The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

	Outstanding		Exercisable

		Weighted
		Average		Weighted
		Remaining		Average
	Number of	Contractual	Number of	Exercise
	Options	Life (Years)	Options	Price

Range of exercise price:
$ 0.05 – $ 1.00	2,025,179	8.41	982,222	$0.67
$ 1.01 – $ 1.43	2,103,358	9.55	215,099	1.22
$ 1.44 – $12.00	1,469,364	7.52	843,304	5.25
$12.01 – $41.25	169,449	6.35	132,858	18.89

	5,767,350	8.54	2,173,483	3.62

      As of December 31, 2003, 2002 and 2001, there were 2,173,483, 2,063,769 and 1,960,987 options exercisable, respectively, at a weighted average exercise price of $3.62, $5.57 and $5.13, respectively.

1999 Employee Stock Purchase Plan

      On July 21, 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”). Under the 1999 Purchase Plan, the Company was authorized to sell up to 1,500,000 shares of common stock in a series of eighteen-month offerings. In March 2002, the Company’s shareholders approved an amendment to the 1999 Purchase Plan to increase the authorized shares

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock to 2,500,000. The 1999 Purchase Plan permitted eligible employees of the Company and its subsidiaries to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock was purchased was 85% of the lesser of 1) the fair market value of the Company’s common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering. During the years ended December 31, 2002 and 2001, the Company issued 230,129 and 468,894 shares under the plan, respectively. The plan was terminated during 2002.

Deferred Stock-Based Compensation

      In connection with the grant of certain stock options to employees and consultants during 1999, the Company recorded deferred-stock based compensation of $1.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with FASB Interpretation No. 28, on a graded vesting basis over the vesting period of the applicable options (generally four years). During the years ended December 31, 2003, 2002 and 2001, the Company recorded stock-based compensation of $15, $106 and $193, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Accumulated Other Comprehensive Loss

      Accumulated balances within other comprehensive loss were as follows:

	Years Ended December 31,

	2003	2002	2001

Net unrealized losses on foreign currency translation	$(392)	$(325)	$(513)
Net unrealized losses on investments	—	—	(1,367)

Total accumulated other comprehensive loss	$(392)	$(325)	$(1,880)

9.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

      The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments and any applicable vesting upon retirement or termination, subject to a vesting schedule. The Company suspended matching contributions in September 2003. During the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of $235, $665 and $922, respectively.

10.	Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

Cash paid for interest	$4	$1	$41
Cash refunded for income taxes	(2,779)	(1,692)	(328)
Common stock issued for acquisition of Infogation Corporation	135	4,146	—
Warrants issued pursuant to lease termination settlement	332	—	—

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All other significant non-cash financing activities are listed elsewhere in the financial statements or the notes thereto.

11.	Significant Customers

      For the years ended December 31, 2003, 2002 and 2001, approximately 17%, 6% and 0%, respectively, of the Company’s revenue was generated from Cardinal Healthcare Systems pursuant to purchase orders. At December 31, 2003 and 2002, Cardinal Health represented 13% and 8% of total accounts receivable, respectively.

      For the years ended December 31, 2003, 2002 and 2001, approximately 2%, 16% and 40% of the Company’s revenue, respectively, was generated under its master development and license agreement with Microsoft, which concludes in 2004. As of December 31, 2003 and 2002, Microsoft represented 3% and 1% of total accounts receivable, respectively.

12.	Related Party Transactions

      During the second quarter of 2003, the Company hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, the Company incurred approximately $355 of consulting fees. In July 2003, the Company named Donald Bibeault, the President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new six-month consulting agreement. Under the new agreement, Mr. Bibeault provides the Company 10 days per month of consulting services. The Company incurred expenses of approximately $115 in 2003 under the new agreement.

13.	Geographic and Segment Information

      The Company follows the requirements of Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information.” During 2003, the Company’s chief operating decision makers began reviewing operating results as two segments: software and services sold to smart device makers, and hardware which the Company designs, manufactures and distributes. This represents a change from prior years. All historical amounts have been appropriately restated.

      The Company measures operating results of its segments using an internal performance of direct segment operating expenses that exclude amortization of intangible assets, impairment of goodwill, restructuring and other related charges, each of which is not allocated to segment results. All other centrally-incurred operating costs are allocated to segment results. There are no internal revenue transactions between reporting segments.

Software and Services Solutions for Smart Device Makers

      The Company provides software and service solutions to smart device makers. Customers include world class original equipment manufacturers (OEMs) original design manufacturers (ODMs), device component suppliers such as silicon vendors (SVs) and peripheral vendors, and enterprises with customized device needs such as retailers or field service organizations and wireless operators that market and distribute connected smart devices. The software and services the Company provides its customers are utilized and deployed throughout various phases of the customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Smart Device Design and Distribution (Hardware)

      The Company designs, manufactures and distributes its own proprietary smart device hardware products, which are sold to wireless network operators and OEMs. The Company’s first hardware product introduction is the Power Handheld, a convergent wireless device. The BSQUARE Power Handheld reference design

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combines wireless connectivity with laptop-like functionality for e-mail, personal information management, document viewing and creation and enterprise connectivity.

      The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Information about the Company’s reportable segments is summarized in the following table:

	Software and
	Services	Hardware	Consolidated

Year ended 2003:
Total revenue	$37,542	$73	$37,615
Gross profit	6,401	10	6,411
Segment operating loss	(8,538)	(8,354)	(16,892)
Amortization of intangible assets	—	—	(583)
Impairment of goodwill and other related items	—	—	(453)
Restructuring and other related (charges) credit	—	—	2,960
Other income, net	—	—	1,059

Loss before income taxes			$(13,909)

	Software and
	Services	Hardware	Consolidated

Year ended 2002:
Total revenue	$37,506	$—	$37,506
Gross profit	6,711	—	6,711
Segment operating loss	(23,266)	(5,945)	(29,211)
Acquired in-process research and development	—	—	(1,698)
Amortization of intangible assets	—	—	(1,380)
Impairment of goodwill and other related items	—	—	(6,472)
Restructuring and other related charges	—	—	(16,249)
Other expense, net	—	—	(1,900)

Loss before income taxes and cumulative effect of change in accounting principle			$(56,910)

	Software and
	Services	Hardware	Consolidated

Year ended 2001:
Total revenue	$61,852	$—	$61,852
Gross profit	29,170	—	29,170
Segment operating loss	(1,266)	(1,566)	(2,832)
Amortization of intangible assets	—	—	(5,745)
Impairment of goodwill and other related items	—	—	(1,336)
Restructuring and other related charges	—	—	(6,707)
Other income, net	—	—	2,657

Loss before income taxes			$(13,963)

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas:

	Year Ended December 31,

	2003	2002	2001

Total revenue:
United States	$31,667	$29,716	$40,993
Japan	1,856	4,996	13,004
Other foreign	4,092	2,794	7,855

Total revenue(1)	$37,615	$37,506	$61,852

	December 31,

	2003	2002	2001

Long-lived assets:
United States	$2,030	$5,011	$6,518
Japan	496	593	578
Other foreign	55	86	37

Total long-lived assets(2)	$2,581	$5,690	$7,133

(1)	Revenue is attributed to countries based on location of customer invoiced.

(2)	Long-lived assets do not include acquired intangible assets, goodwill or long-term investments.

      The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

14.	Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information for 2003 and 2002 are as follows:

2003 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$8,068	$9,381	$9,408	$10,758
Gross profit	777	2,232	1,965	1,437
Loss from operations	(6,707)	(825)	(3,664)	(3,772)
Net loss	$(6,599)	$(743)	$(2,969)	$(3,673)

Basic and diluted loss per share	$(0.18)	$(0.02)	$(0.08)	$(0.10)

Shares used in calculation of loss per share:
Basic and diluted (in thousands)	37,029	37,183	37,323	37,474

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$8,696	$9,520	$10,006	$9,284
Gross profit	3,261	1,800	968	682
Loss from operations	(9,799)	(9,232)	(24,201)	(11,778)
Loss before cumulative effect of change in accounting principle	(9,235)	(12,744)	(25,547)	(11,080)
Cumulative effect of change in accounting principle(1)	14,932	—	—	—
Net loss	$(24,167)	$(12,744)	$(25,547)	$(11,080)

Basic and diluted loss per share	$(0.68)	$(0.35)	$(0.69)	$(0.30)

Shares used in calculation of loss per share:
Basic and diluted (in thousands)	35,364	36,572	36,783	36,912

(1)	Amounts presented for the quarter ended March 31, 2002 reflect the cumulative effect of change in accounting principal attributable to the adoption of SFAS 142, not previously reported in the Company’s Form 10-Q for that period.

15.	Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share (in thousands except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss available to common shareholders (numerator basic and diluted)	$(13,984)	$(73,538)	$(10,284)

Shares (denominator basic and diluted):
Weighted average common shares outstanding(1)	37,270	36,413	34,314

Basic and diluted loss per share	$(0.38)	$(2.02)	$(0.30)

(1)	Common stock equivalents of 1,381, 1,660 and 748 have not been included in the calculation of diluted net loss per share for 2003, 2002 and 2001 as their effect is anti-dilutive.

16.	Consolidation of Excess Facilities and Restructuring Charges (reversal)

      Restructuring and other related charges (reversal) represent the Company’s efforts to reduce its overall cost structure. During 2003, 2002 and 2001, the Company approved restructuring plans to reduce headcount and eliminate excess facilities among other things.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the charges (reversal) recorded for 2003, 2002 and 2001, and a rollforward of the restructuring liability are as follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total

Balance, January 1, 2001	$—	$—	$	$—
Charges	227	6,480	—	6,707
Non-cash charges and adjustments	—	(1,120)	—	(1,120)
Cash payments	(217)	(836)		(1,053)

Balance, December 31, 2001	10	4,524	—	4,534
Charges	3,757	9,287	3,205	16,249
Non-cash charges and adjustments	—	1,108	—	1,108
Cash payments	(2,513)	(5,083)	—	(7,596)
Impairment of property and equipment	—	—	(3,205)	(3,205)

Balance, December 31, 2002	1,254	9,836	—	11,090
Charges	461	328	757	1,546
Change in estimates due to the effect of lease termination arrangements	—	(4,506)	—	(4,506)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Impairment of property and equipment	—	—	(140)	(140)
Non-cash charges and adjustments	—	—	57	57
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,662)	(3,107)	(515)	(5,284)

Balance, December 31, 2003	$53	$1,221	$159	$1,433

      During 2003 the Company made significant progress in its efforts to mitigate excess facility commitments. The most significant mitigation was the restructuring of its corporate headquarters lease, which began with the signing of a Rent Deferral Agreement with the landlord of its corporate headquarters in December 2003. Subsequently, in February 2004, the Company signed an amendment to the lease for its current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provides that no cash payments will be made during 2004. In previous quarters, the Company recognized a restructuring charge for early lease termination fees and lease payments for excess space associated with its corporate headquarters lease. As a result of these agreements, the associated remaining liability of $970,000, related to excess facilities, was reversed in the fourth quarter of 2003. At December 31, 2003, early lease termination fees of $1.1 million remain outstanding and are due in quarterly installments in 2004.

      In June 2003 the Company negotiated a termination of its Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of the Company’s common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two-year average volatility of its common stock price) and an contractual life of five years. During the third quarter of 2003, the Company finalized negotiations for the termination of its San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. In addition, the Company agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These arrangements resulted in a change in estimate of the Company’s obligation for future minimum lease payments of $3.5 million.

      In the fourth quarter of 2003, the Company decided to close its Japan office. In connection with this decision, the Company recognized a restructuring charge of $412,000 in that quarter, of which $86,000 related to severance for all remaining employees, $42,000 was associated with remaining lease payments on the excess facility, $140,000 related to the impairment of fixed assets, and $144,000 was for other related charges.

      In addition to the reductions in its Japan office, the Company announced two company-wide reductions in workforce of 30 employees, approximately 15% of its remaining workforce. In connection with these headcount reductions, the Company paid approximately $375,000 in severance and other benefits in 2003.

      During the first, third and fourth quarters of 2002, the Company initiated restructuring activities to reduce headcount and infrastructure, and to eliminate excess leased facilities. During 2002, the Company recorded $16.2 million in restructuring and other related charges.

      Included in the charges recorded in 2002 were net non-cash adjustments of $1.1 million, due to changes in estimates and assumptions related to the impact of subleasing excess facilities and the successful negotiation of an early lease termination. Other related charges recorded in 2002 included impairment losses of $3.2 million for property and equipment disposed of or abandoned. In calculating the impairment loss, the Company evaluated the fair value of the assets located in the facilities to be abandoned by estimating the expected present value of their future cash flows.

      During 2001, the Company recorded a restructuring charge of $6.7 million related to the consolidation of excess facilities and other restructuring activities. Of this amount, approximately $5.4 million represents the value of excess facilities under non-cancelable leases. Property and equipment disposed of or removed from operations resulted in a charge of $1.1 million and primarily consisted of leasehold improvements, computer equipment and related software, production, engineering, and other equipment. In July 2001, the Company also recorded restructuring costs of $227,000 for severance and other costs associated with a reduction of workforce.

17.	Acquisitions

Infogation Corporation

      On March 13, 2002, the Company acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. Infogation, located in San Diego, California, was dedicated to the development of on-board and handheld vehicle navigation systems (telematics). Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the market price on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options were included in the purchase price net of the intrinsic value of the unvested options, which was recorded as deferred stock compensation. In addition, $300 of cash and 129,762 shares of common stock were held in escrow subject to the indemnification provisions of the merger agreement. The agreement also contained provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. In 2003, the Company issued 6,700 shares of common stock as final settlement related to this provision.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the purchase price paid in connection with the acquisition of Infogation is as follows:

Cash	$2,700
Stock	4,146
Vested and unvested stock options	603
Direct acquisition costs	971
Other acquisition costs	429

8,849
Deferred stock compensation	(190)

Total	$8,659

      The purchase price was allocated as follows:

Working capital acquired	$(358)
Equipment	557
Goodwill	4,152
Developed technology	2,610
In-process research and development	1,698

Total	$8,659

      The excess of consideration paid over the fair value of the net assets acquired was recorded as goodwill and developed technology. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development was recorded as a charge to expense in the first quarter of 2002 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

      Due to weaker-than-expected demand for telematics products and services, the Company eliminated all telematics personnel in early 2003. During the third quarter of 2002, the Company recorded an impairment charge of $6.5 million for goodwill and intangible assets resulting from the curtailment of the telematics operations.

      In March 2003, $300 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in escrow related to the March 2002 purchase of Infogation were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation and upon its release date, was valued at $435 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, the Company evaluated this amount and recorded an impairment charge for the entire value.

      In September 2003, the Company entered into an agreement with one of the former owners of Infogation Corporation to assign all remaining active contracts and related warranty provisions to his corporation. In addition, the Company sold the outstanding shares of BSQUARE San Diego Corporation, formally a wholly owned subsidiary, to the former owner for one dollar. All tangible and intangible assets related to Infogation were previously written off by the Company in 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 23, 2002 our Board of Directors approved the dismissal of Arthur Andersen LLP as our independent auditors and the appointment of Ernst & Young LLP to serve as our auditors for the fiscal year ended December 31, 2002. We filed a Current Report on Form 8-K dated May 28, 2002, as amended, to report this change.

Item 9A.	Controls and Procedures

      We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, and subject to the disclosure below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

      There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      In the course of finalizing our fiscal 2003 financial statements, and after consultation with our external auditors, we made certain minor adjustments to fourth quarter 2003 results, reflecting expenses identified subsequent to the announcement of our fourth quarter results on January 29, 2004. The adjustments increased the previously reported fourth quarter net loss of $3.4 million by approximately $300,000, or $.01 per diluted share, and the previously reported fiscal year loss of $13.7 million similarly. These adjustments increased cost of revenue and operating expenses. There was no adjustment of revenue. As a result of these adjustments, we have made certain improvements to our expense accounting procedures.

      As described elsewhere in this report, there are provisions within our VAP agreement with Microsoft Corporation that require us to maintain certain internal records and processes for royalty reporting and license inventory accounting for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of the VAP agreement. We are currently undergoing an audit of our royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition. In conjunction with the audit and review of our underlying controls and processes, we have strengthened certain controls and processes for royalty reporting and license inventory accounting and are continuing to review these controls and processes to ensure continued compliance with the VAP agreement.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by this Item regarding our directors and executive officers is set forth in Part I of this report under the heading “Directors and Executive Officers” and is incorporated herein by this reference.

      The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

      The information required by this Item regarding our audit committee and audit committee financial expert is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance — Standing Committees and Attendance” and is incorporated herein by this reference.

      We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge upon written request to the attention of the Company’s Corporate Secretary by regular mail, email to investorrelations@bsquare.com, or facsimile at 425-519-5998. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC.

Item 11.	Executive Compensation.

      The information required by this Item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

      The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

      The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be filed with the SEC under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

      The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2004 annual meeting shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules

      1.     Financial Statements.

      The following consolidated financial statements are filed as part of this report under: Item 8 of Part II “Financial Statements and Supplementary Data.”

A. Consolidated Balance Sheets at December 31, 2003 and 2002.

B. Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

C. Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

D. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

      2.     Financial Statement Schedules.

      The following financial statement schedule is filed as part of this report:

A. Schedule II — Valuation and Qualifying Accounts.

      Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)	Reports on Form 8-K

      On October 23, 2003, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended September 30, 2003.

      On November 24, 2003, we filed a Current Report on Form 8-K announcing the establishment of a Strategic Planning Committee of our Board of Directors.

(c)	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation(1)
3	.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2		Bylaws and all amendments thereto(14)
4.1		See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock
4.2		Form of Warrant to purchase common stock(16)
10.1		Amended and Restated Stock Option Plan(1)
10	.1(a)	1998 Mainbrace Stock Option Plan(3)
10	.1(b)	2000 Non-Qualified Stock Option Plan(4)
10	.1(c)	Infogation Corporation 1996 Stock Option Plan(12)
10	.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)
10	.1(e)	Amended and Restated Stock Option Plan, as amended in April 2003(15)
10.2		Employee Stock Purchase Plan(1)
10	.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)
10.3		401(k) Plan(1)
10.4		Form of Indemnification Agreement(1)
10.6		Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)
10.7		Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)
10.8		First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)
10	.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)
10	.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)
10	.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)

Exhibit
Number		Description

10.10		Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)
10.11		Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)
10.12		Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)
10.13		Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)
10.14		Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)
10	.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)
10.15		Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)
10.16		Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)
10	.16(a)	Fifth Amendment to Office Lease Agreement between WA — Sunset North Bellevue LLC and BSQUARE Corporation
10	.16(b)	Rent Deferral Agreement between WA — Sunset North Bellevue, L.L.C and BSQUARE Corporation
10.17		Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002(14)
10	.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003(17)
10.19		Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation
10.20		Employment Agreement between Scott C. Mahan and BSQUARE Corporation
10.21		Employment Agreement between Carey E. Butler and BSQUARE Corporation
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Notice Regarding Consent of Arthur Andersen LLP **
24.1		Power of Attorney (included on signature page hereof)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

**	Pursuant to Rule 437A promulgated under the Securities Act of 1933, no consent is filed herewith.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

(14)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

(16)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(17)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date: March 29, 2004

By:	/s/ BRIAN T. CROWLEY

Brian T. Crowley
President and Chief Executive Officer

POWER OF ATTORNEY

      Each person whose individual signature appears below hereby authorizes and appoints Brian T. Crowley and Scott C. Mahan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 29, 2004, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRIAN T. CROWLEY Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/s/ SCOTT C. MAHAN Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD B. BIBEAULT Donald B. Bibeault	Chairman of the Board

/s/ SCOT E. LAND Scot E. Land	Director

/s/ WILLIAM L. LARSON William L. Larson	Director

/s/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/s/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

BSQUARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

	Balance at	Charged to
	Beginning	Costs and	Charged to	Amounts	Balance at
Year Ended	of Period	Expenses	Other Accounts	Written Off	End of Period

	(In thousands)
December 31, 2003	$860	$182	$—	$722	$320
December 31, 2002	$1,721	$1,137	$—	$1,998	$860
December 31, 2001	$502	$1,238	$—	$19	$1,721

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation(1)
3	.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2		Bylaws and all amendments thereto(14)
4.1		See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock
4.2		Form of Warrant to purchase common stock(16)
10.1		Amended and Restated Stock Option Plan(1)
10	.1(a)	1998 Mainbrace Stock Option Plan(3)
10	.1(b)	2000 Non-Qualified Stock Option Plan(4)
10	.1(c)	Infogation Corporation 1996 Stock Option Plan(12)
10	.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)
10	.1(e)	Amended and Restated Stock Option Plan, as amended in April 2003(15)
10.2		Employee Stock Purchase Plan(1)
10	.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)
10.3		401(k) Plan(1)
10.4		Form of Indemnification Agreement(1)
10.6		Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)
10.7		Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)
10.8		First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)
10	.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)
10	.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)
10	.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)
10.10		Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)
10.11		Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)
10.12		Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)
10.13		Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)
10.14		Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)
10	.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)
10.15		Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)
10.16		Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)
10	.16(a)	Fifth Amendment to Office Lease Agreement between WA — Sunset North Bellevue LLC and BSQUARE Corporation
10	.16(b)	Rent Deferral Agreement between WA — Sunset North Bellevue, L.L.C and BSQUARE Corporation

Exhibit
Number		Description

10.17		Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002
10	.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003.
10.19		Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation
10.20		Employment Agreement between Scott C. Mahan and BSQUARE Corporation
10.21		Employment Agreement between Carey E. Butler and BSQUARE Corporation
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Notice Regarding Consent of Arthur Andersen LLP **
24.1		Power of Attorney (included on signature page hereof)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

**	Pursuant to Rule 437A promulgated under the Securities Act of 1933, no consent is filed herewith.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

(14)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

(16)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(17)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.