Form 10-Q
period 2004-03-31
BSQUARE CORP /WA
filed 2004-05-14
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 37,900,027 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,900	$5,700
Restricted cash	3,621	3,906
Short-term investments	7,849	8,139
Accounts receivable, net	6,610	6,263
Inventory	157	359
Deposit for inventory	1,757	1,886
Prepaid expenses and other current assets	798	1,012

Total current assets	24,692	27,265
Furniture, equipment, tooling and leasehold improvements, net	1,253	1,581
Intangible assets, net	133	267
Other assets	731	1,000

Total assets	$26,809	$30,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$3,541
Accrued expenses	4,102	3,442
Accrued compensation	1,144	1,063
Accrued restructuring costs	974	1,433
Deferred revenue	1,047	1,296

Total current liabilities	9,569	10,775
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 37,643,350 shares as of March 31, 2004 and 37,503,176 shares as of December 31, 2003	117,981	117,889
Accumulated other comprehensive loss	(375)	(392)
Accumulated deficit	(100,366)	(98,159)

Total shareholders’ equity	17,240	19,338

Total liabilities and shareholders’ equity	$26,809	$30,113

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenue:
Software	$7,700	$6,100
Service	2,874	1,968
Hardware	524	—

Total revenue	11,098	8,068

Cost of revenue:
Software	6,078	4,873
Service	2,082	2,418
Hardware	768	—

Total cost of revenue	8,928	7,291

Gross profit	2,170	777

Operating expenses:
Selling, general and administrative	2,696	3,800
Research and development	1,475	3,103
Amortization of intangible assets	134	146
Impairment of goodwill and other intangible assets	—	435
Restructuring and related charges	129	—

Total operating expenses	4,434	7,484

Loss from operations	(2,264)	(6,707)
Other income, net	57	108

Net loss	$(2,207)	$(6,599)

Basic and diluted loss per share	$(0.06)	$(0.18)

Shares used in calculation of basic and diluted loss per share	37,595	37,029

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,207)	$(6,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	524
Write down of investments	—	78
Restructuring and related charges	129	—
Impairment of goodwill	—	435
Other	—	4
Changes in operating assets and liabilities:
Restricted cash	285	(199)
Accounts receivable, net	(347)	(683)
Inventory	202	—
Deposit for inventory	129	—
Prepaid expenses and other current assets	214	596
Other assets	269	77
Accounts payable, restructuring costs, accrued compensation and other accrued expenses	(1,086)	(4,376)
Deferred revenue	(249)	520

Net cash used in operating activities	(2,131)	(9,623)

Cash flows from investing activities:
Purchases of furniture and equipment	(68)	(63)
Maturity of short-term investments	290	2,115

Net cash provided by investing activities	222	2,052

Cash flows from financing activities:
Proceeds from exercise of stock options	92	48

Net cash provided by financing activities	92	48

Effect of exchange rate changes on cash and cash equivalents	17	(85)

Net decrease in cash and cash equivalents	(1,800)	(7,608)
Cash and cash equivalents, beginning of period	5,700	11,041

Cash and cash equivalents, end of period	$3,900	$3,433

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at March 31, 2004 and its operating results and cash flows for the three months ended March 31, 2004 and 2003. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, valuation of inventory and long-lived assets and deferred revenue. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	180%	180%
Risk-free interest rate	2.4%	2.6%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123 (in thousands, except per share data):

	Three Months
	Ended March 31,
	2004	2003
	(pro forma amounts unaudited)
Net loss, as reported	$(2,207)	$(6,599)
Compensation expense recognized under APB 25	—	4
Incremental pro forma compensation benefit (expense) under SFAS 123	(518)	234

Pro forma net loss	$(2,725)	$(6,361)

Basic and diluted loss per share, as reported	$(0.06)	$(0.18)

Pro forma basic and diluted loss per share	$(0.07)	$(0.17)

Shares used to calculate pro forma basic and diluted loss per share	37,595	37,029

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

As of March 31, 2004 and 2003, there were stock options and warrants outstanding to acquire 5,723,607 and 5,256,769 common shares, respectively, that were excluded from the computation of diluted loss per share, as their effect was antidilutive. If the Company had reported net income, the calculation of per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

2. Consolidation of Excess Facilities and Restructuring Charge

During the first quarter of 2004, the Company eliminated ten positions in the Power Handheld business, representing 7% of the Company’s remaining workforce. The Company incurred severance of $79,000, paid in April 2004, and $20,000 of related charges. In addition, $30,000 of remaining assets related to the now closed Japan operation was charged to restructuring expense. There were no such charges in the three months ended March 31, 2003.

The following table provides a rollforward of the Company’s accrual for restructuring and related charges (in thousands):

	Employee
	Separation	Excess	Other
	Costs	Facilities	Charges	Total
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charges	79	—	50	129
Impairment of property and equipment	—	—	(30)	(30)
Cash payments	(53)	(336)	(169)	(558)

Balance, March 31, 2004	$79	$885	$10	$974

3. Goodwill and Other Intangible Assets

The Company’s intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$1,600	$(1,467)	$133	$1,600	$(1,333)	$267

Intangible assets subject to amortization are amortized over their estimated useful lives of thirty-six months. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the remaining nine months of 2004 is $133 and zero thereafter.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company results from foreign currency translation adjustments.

Components of comprehensive loss consist of the following (in thousands):

	Three Months
	Ended March 31
	2004	2003
Net loss	$(2,207)	$(6,599)
Foreign currency translation gain (loss)	17	(85)

Comprehensive loss	$(2,190)	$(6,684)

5. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. In 2002, the Company agreed to certain early lease termination fees related to its corporate headquarters in Bellevue, Washington of which $856,000, payable in quarterly installments in 2004, remained outstanding at March 31, 2004. In February 2004, the Company signed an amendment to the lease for its current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event the Company were to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements. The total cash payments forgiven in 2004 is expected to be $3.0 million. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the lease.

The Company also has lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan.

As described above, there are no cash payments due for the existing or new corporate headquarters facility in 2004. The cash payments for non-headquarter leases in the three months ended March 31, 2004 was $62,000. The non-cash expense related to our corporate headquarters in the three months ended March 31, 2004 was $94,000. Rental expense in the three months ended March 31, 2003 was $641,000.

As of March 31, 2004, the Company had $3.6 million pledged as collateral for bank letters of credit issued to a landlord to secure lease obligations, all of which will terminate in 2004. The Company is obligated to issue a letter of credit and deposit restricted cash of $1.2 million in July 2004 under the terms of its new corporate headquarters facility lease. The pledged cash is recorded as restricted cash.

Contractual commitments at March 31, 2004, are as follows (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Early lease termination fees	$856	$—	$—	$—	$—	$—	$856
Operating leases	21	8	—	—	—	—	29
Severance and other	89	—	—	—	—	—	89

Restructuring-related commitments	966	8					974
Other commitments:
Operating leases	52	390	391	391	391	2,430	4,045

Total commitments	$1,018	$398	$391	$391	$391	$2,430	$5,019

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

Microsoft Audit

The Company has a Value Added Partner (VAP) agreement with Microsoft, which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems is a material portion of the Company’s revenue. There are provisions within the VAP agreement that allow for the audit of the Company’s internal records and processes. The Company is currently undergoing an audit of its royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on the Company’s results of operations and financial condition.

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

The Company measures operating results of its segments using an internal performance of direct segment operating expenses that includes amortization of intangible assets, impairment of goodwill, restructuring and related charges. All other centrally-incurred operating costs are allocated to segment results. There are no internal revenue transactions between reporting segments.

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

The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance. Information about the Company’s reportable segments is summarized in the following table:

	Software and
	Services	Hardware	Consolidated
Quarter ended March 31, 2004:
Total revenue	$10,574	$524	$11,098
Gross profit	2,414	(244)	2,170
Restructuring and related charges	(40)	(89)	(129)
Amortization of intangible assets	—	(134)	(134)
Segment operating loss	(117)	(2,147)	(2,264)
Other income, net	—	—	57

Loss before income taxes			$(2,207)

	Software and
	Services	Hardware	Consolidated
Quarter ended March 31, 2003:
Total revenue	$8,068	$—	$8,068
Gross profit	777	—	777
Amortization of intangible assets	(13)	(133)	(146)
Impairment of goodwill and other related items	(435)	—	(435)
Segment operating loss	(4,795)	(1,912)	(6,707)
Other expense, net	—	—	108

Loss before income taxes and cumulative effect of change in accounting principle			$(6,599)

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas:

	Three Months Ended
	March 31,
	2004	2003
Total revenue:
United States	$9,317	$6,693
Japan	153	752
Other foreign	1,628	623

Total revenue(1)	$11,098	$8,068

	March 31,	December 31,
	2004	2003
Long-lived assets:
United States	$1,876	$2,030
Japan	60	496
Other foreign	48	55

Total long-lived assets(2)	$1,984	$2,581

(1)	Revenue is attributed to countries based on location of customer invoiced.

(2)	Long-lived assets do not include acquired intangible assets or long-term investments.

The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

7. Related Party Transactions

In July 2003, the Company named Donald Bibeault, the President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement. Under this agreement, Mr. Bibeault provides the Company 10 days per month of onsite consulting services. For the three months ended March 31, 2004, the Company incurred expenses of approximately $69,000 under the agreement.

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

Overview

BSQUARE Corporation provides software, professional services and hardware offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, run an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, Personal Digital Assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

We have been providing software and professional service solutions to the smart device marketplace since our inception. Our customers include world class OEMs, ODMs, device component suppliers such as silicon vendors (SVs) and peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and professional services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

In addition to providing software and service solutions to smart device makers, BSQUARE designs, manufactures and distributes the Power Handheld. The Power Handheld is a convergent wireless device that provides our customers with data capabilities, such as email and internet access, as well as an open platform for integration into enterprise systems, along with voice capabilities, all in a convenient handheld form-factor. As described elsewhere in this document and more fully in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, our Board of Directors is currently considering strategic financing options for the Power Handheld business, including a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all. Lacking any acceptable strategic financing option, the Board of Directors will assess the go-forward viability of the Power Handheld business unit given that business unit’s current working capital requirements.

Fiscal 2003 was a year of significant change for BSQUARE. Revenue from the now discontinued Microsoft tools consulting business, which made up 51% and 24% of our service and overall revenue in 2002, respectively, declined to 10% and 3% of our service and overall revenue in 2003, respectively. We do not expect any further significant revenue from the Microsoft tools consulting business in the future. We have been able to replace the decline in Microsoft tools consulting revenue with revenue from other software and service offerings.

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies”

contained in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Long-Lived Assets

We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or business strategy. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business. This approach uses our estimates of future market growth, forecasted revenue and other proceeds and costs, expected periods the assets will be utilized and appropriate discount rates.

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

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three-month periods ended March 31, 2004 and 2003. Our historical operating results are not necessarily indicative of the results for any future periods.

	Three Months
	Ended March 31,
	2004	2003
Revenue:
Software	69%	76%
Service	26	24
Hardware	5	—

Total revenue	100	100

Cost of revenue:
Software	54	60
Service	19	30
Hardware	7	—

Total cost of revenue	80	90

Gross profit	20	10

Operating expenses:
Selling, general and administrative	25	47
Research and development	13	39
Amortization of intangible assets	1	2
Impairment of goodwill and other intangible assets	—	5
Restructuring and related charges	1	—

Total operating expenses	40	93

Loss from operations	(20)	(83)

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

Total revenue was $11.1 and $8.1 million in the three months ended March 31, 2004 and 2003, respectively, representing an increase of 38%. We experienced increased revenue in all three of our revenue categories, Software, Services and Hardware. The increases in revenue are discussed in detail in the sections below.

Revenue from customers located outside of the United States was $1.8 million and $1.4 million in the three months ended March 31, 2004 and 2003, respectively. These amounts include revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers from our operations located in the United States. The increase in international revenue was primarily due to sales of our Power Handheld to a European customer and increased revenue from our Taiwan operation, offset by a decrease in revenue attributable to our now closed Japan operation. We continue to pursue business opportunities in Japan from both Taiwan and the United States. Total revenue attributable to Japan was $80,000 and $665,000 in the three months ended March 31, 2004 and 2003, respectively.

Software revenue

Software revenue was $7.7 million and $6.1 million in the three months ended March 31, 2004 and 2003, respectively, representing an increase of 26%. The increase was primarily due to increased sales of third-party software products and, to a lesser extent, increased sales of our proprietary SDIO Now! product. As a percentage of software revenue, third-party software revenue was 91% and 93% in the three months ended March 31, 2004 and 2003, respectively. Of those amounts, software revenue associated with the resale of Microsoft embedded operating systems was 98% and 96% in the three months ended March 31, 2004 and 2003, respectively. We expect third-party software sales to continue to be a significant percentage of our software revenue.

Service revenue

Service revenue was $2.9 million and $2.0 million in the three months ended March 31, 2004 and 2003, respectively, representing an increase of 46%. The increase was due primarily to improvements in our service business, in the areas of pricing and contract management. In addition, we increased the consulting services provided to Microsoft in the first quarter of 2004, representing 15% of our service revenue, compared to 4% in the first quarter of 2003.

Hardware revenue

Hardware revenue was $524,000 in the three months ended March 31, 2004, all of which was generated by sales of our Power Handheld device. There was no hardware revenue in the three months ended March 31, 2003. We expect hardware revenue to continue in the immediate future as we deliver product for current orders. However, expenses and working capital required to support the Power Handheld business are significant and cannot be supported through our existing resources at current operational levels. As mentioned in Part I, Item 1. “Business,” of our Annual Report of Form 10-K for the year ended December 31, 2003, we announced that our Board of Directors had formed a strategic planning committee to explore strategic options for this business. Options we are exploring include a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all. Lacking any acceptable strategic financing option, the Board of Directors will assess the go-forward viability of the Power Handheld business unit given that business unit’s current working capital requirements.

Gross profit

Gross profit is revenue less the cost of revenue, which consists of cost of software, services and hardware revenue. Gross profit was $2.2 million and $777,000 in the three month ended March 31, 2004 and 2003, respectively, representing and increase of 179%. As a percentage of revenue, gross profit was 20% in the three months in March 31, 2004 and 10% in the three months ended March 31, 2003. The increase in gross profit is primarily a result of the increase in our services business, which generates higher margins, somewhat offset by increased software revenue, particularly third-party software revenue, which carries a lower margin and hardware revenue, which had negative gross profit.

Software gross profit

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Software gross profit was 21% and 20% in the three months ended March 31, 2004 and 2003, respectively. We expect third-party software sales to continue to be a significant percentage of our software revenue, and therefore, software gross profit to remain relatively low in the foreseeable future.

Service gross profit

Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, plus related facilities and depreciation costs. Service gross profit (loss) was 28% and (23)% in the three months ended March 31, 2004 and 2003, respectively. The increase in service gross margin is attributable to improvements in our services business resulting in increased service revenue, improved resource utilization, pricing and contract management. In addition, our facilities costs, a portion of which is included in service cost of revenue, decreased 30% in the three months ended March 31, 2004, as compared to the three months ended March 21, 2003.

Hardware gross profit

Cost of revenue related to hardware revenue consists primarily of the cost to manufacture the Power Handheld device, cost of operations personnel, amortization of tooling used in the production of the device and royalties for third-party software included within the device. During the first quarter of 2004, certain personnel and other costs previously classified as research and development expense were charged to cost of revenue, coinciding with the first meaningful shipments of the Power Handheld. Hardware gross profit was (47)% in the three months ended March 31, 2004. If sales volume of the Power Handheld device does not increase, we will continue to experience negative gross margins.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $2.7 million and $3.8 million in the three months ended March 31, 2004 and 2003, respectively, representing a decrease of 29%. Selling, general and administrative expenses represented 25% and 47% of our total revenue in the three months ended March 31, 2004 and 2003, respectively. The decrease in selling, general and administrative operating expenses was due primarily to restructuring initiatives that reduced personnel and facilities costs during 2003.

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, program managers, related facilities and depreciation costs and costs of outside vendors.

Research and development expenses were $1.5 million and $3.1 million in the three months ended March 31, 2004 and 2003, representing a decrease of 52%. As a percentage of total revenue, research and development expenses were 13% and 39% in the three months ended March 31, 2004 and 2003, respectively. Of these amounts, research and development expenses associated with our Power Handheld hardware initiative totaled $1.3 million and $1.5 million in the three months ended March 31, 2004 and 2003, respectively. The decrease in overall research and development expenses in 2004 was primarily due to reductions in our developer workforce targeting proprietary software products as well as reductions in our facilities costs. Specifically, we terminated a number of proprietary products and associated development efforts and, consequently, terminated a number of personnel associated with these products. In addition, during the first quarter of 2004, certain personnel and other costs previously classified as research and development expense were charged to cost of hardware revenue, coinciding with the first meaningful shipments of the Power Handheld.

Amortization of intangible assets

Intangible assets subject to amortization are amortized over their estimated useful lives of thirty-six months. Amortization of intangible assets was $133,000 and $146,000 in the three months ended March 31, 2004 and 2003, respectively. The remaining intangible assets will be fully amortized in the second quarter of 2004.

Impairment of goodwill and other intangible assets

On March 13, 2002, we acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. The purchase price was allocated to the fair value of the acquired assets and assumed liabilities based on their fair market values at the date of the acquisition. Due to weaker-than-expected demand for telematics products and services, we subsequently eliminated all our telematics personnel and are no longer actively pursuing telematics work.

In March 2003, $300,000 and 129,729 shares of common stock (together, the “Escrow Consideration”) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the “Sellers”). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation and, upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, we evaluated this amount and recorded an impairment charge for the entire value of the Escrow Consideration in the first quarter of 2003.

Restructuring and related charges

Restructuring and related charges represent expenses associated with our efforts to reduce our overall operating costs. During 2004 and 2003, we approved restructuring plans to reduce headcount and eliminate excess facilities, among other things. Restructuring and related charges were $129,000 in the three months ended March 31, 2004. There were no such charges in the three months ended March 31, 2003.

During the first quarter of 2004, we eliminated ten positions in the Power Handheld business, representing 7% of our remaining workforce. We incurred severance of $79,000, paid in April 2004 and $20,000 of related charges. In addition, $30,000 of remaining assets related to the now closed Japanese operations was charged to restructuring expense.

The components of the charges recorded for the three months ended March 31, 2004, and a roll-forward of the restructuring liability are as follows (in thousands):

	Employee		Other
	Separation	Excess	Related
	Costs	Facilities	Charges	Total
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charges	79	—	50	129
Impairment of furniture and equipment	—	—	(30)	(30)
Cash payments	(53)	(336)	(169)	(558)

Balance, March 31, 2004	$79	$885	$10	$974

Other Income, Net

Other income, net was $57,000 and $108,000 in the three months ended March 31, 2004 and 2003, respectively, representing a decrease of 47%. The decrease was due to lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to the use of cash in operations.

Liquidity and Capital Resources

As of March 31, 2004, we had $15.4 million of cash, cash equivalents, restricted cash, and short-term investments compared to $17.7 million at December 31, 2003. Specifically, we had $11.8 million of unrestricted cash and $3.6 million of restricted cash as of March 31, 2004. Our restricted cash balance relates to securitization of obligations associated with our current corporate headquarters lease. All the restricted cash balance as of March 31, 2004, is expected to become unrestricted during 2004. However, we are obligated to issue a letter of credit and deposit restricted cash of $1.2 million in July 2004 under terms of our new corporate headquarters facility lease. Our working capital at March 31, 2004 was $15.1 million compared to $16.5 million at December 31, 2003, resulting primarily from the decrease in overall cash balances used to fund operating losses.

During the three months ended March 31, 2004, net cash used in operating activities was $2.1 million primarily stemming from our net loss of $2.2 million and the payment of restructuring obligations, offset by depreciation and amortization. During the three months ended March 31, 2003, net cash used in operating activities was $9.6 million primarily due to our net loss of $6.6 million and the payment of restructuring obligations.

Investing activities provided cash of $222,000 in the three months ended March 31, 2004 and $2.1 million in the three months ended March 31, 2003. Investing activities in 2004 included $290,000 provided by maturities of short-term investments and $68,000 used for purchases of capital equipment. Investing activities in 2003 included $2.1 million provided by maturities of short-term investments and $63,000 used for purchases of leasehold improvements and capital equipment.

Financing activities generated $92,000 and $48,000 in the three months ended March 31, 2004 and 2003, respectively, as a result of employees’ exercise of stock options.

In the fourth quarter of 2003 we received our first customer commitments to purchase the Power Handheld device. The design, manufacture and distribution of these devices is a new business for us, and requires substantial levels of working capital to fulfill orders. Although we outsource all of our manufacturing, we are nevertheless required to finance such manufacturing and related inventory costs. We are also required to finance the related distribution costs. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses internally, and we will continue to do so in the short term. However, expenses and working capital required to support the Power Handheld business are significant and cannot be supported through our existing resources at current operational levels. As mentioned in Part I, Item 1. “Business,” of our Annual Report of Form 10-K for the year ended December 31, 2003, we announced that our Board of Directors had formed a strategic planning committee to explore strategic options for this business. Options we are exploring include a spin-out, sale, strategic partnering, additional financing or a combination thereof. There can be no assurance that a strategic option will be available on acceptable terms, if at all. Certain options including a spin-off, sale or other financing options for this business may be dilutive to existing holders of our common stock. Working capital financing alternatives could involve restrictive covenants, which could impair our ability to engage in certain business transactions. If other financing sources are not available on acceptable terms, or not at all, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding adverse effect on our future revenue and results of operations. Additionally, lacking any acceptable strategic financing option, the Board of Directors will assess the go-forward viability of the Power Handheld business unit given that business unit’s current working capital requirements.

We have a Value Added Partner (VAP) agreement with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems. There are provisions within the VAP agreement that allow for the audit of our internal records and processes. The resale of Microsoft Windows Embedded operating systems is a material portion of our revenue. We are currently undergoing an audit of our royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition.

In the first quarter of 2004, we paid a total of $558,000 in restructuring-related costs. As of March 31, 2004, we had an accrued balance of $974,000 in estimated remaining restructuring-related costs, consisting of $856,000 for early lease termination obligations, $89,000 for severance and related charges and $29,000 for excess facilities primarily related to non-cancelable leases. Substantially all of our remaining accrued restructuring liability will be paid in 2004.

Our other principal commitments consist of obligations outstanding under operating leases, which expire through 2014. In 2002 we agreed to certain early lease termination fees related to our corporate headquarters in Bellevue, Washington, of which $856,000, payable in quarterly installments in 2004, remained outstanding at March 31, 2004. In February 2004, we signed an amendment to the lease for our current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the current headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event that we were to default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $3.0 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

We also have lease commitments for office space in Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan. The annual obligations under all of these leases are detailed in the table below.

Contractual commitments at March 31, 2004 are as follows (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Early lease termination fees	$856	$—	$—	$—	$—	$—	$856
Operating leases	21	8	—	—	—	—	29
Severance and other	89	—	—	—	—	—	89

Restructuring-related commitments.	966	8					974
Other commitments:
Operating leases	52	390	391	391	391	2,430	4,045

Total commitments	$1,018	$398	$391	$391	$391	$2,430	$5,019

Our total revenue increased 3% in the first quarter of 2004 as compared to the fourth quarter of 2003 and 38% as compared to the first quarter of 2003. However, the Company is not yet profitable and continues to use cash to fund operations. If our revenue remains flat or declines and/or our expenses increase or can not be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our remaining needs for working capital and capital expenditures for the next 12 months. See “Factors That May Affect Future Results.”

Related Party Transactions

In July 2003, we named Donald Bibeault, the President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement. Under this agreement, Mr. Bibeault provides us 10 days per month of onsite consulting services. For the three months ended March 31, 2004, we incurred expenses of approximately $69,000 under the agreement.

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

We have a Value Added Partner (VAP) agreement with Microsoft which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America. Software sales under this agreement constitute a significant portion of our revenue. For the three months ended March 31, 2004 and 2003, revenue under this agreement constituted 89% of our total software revenue. If our VAP agreement was terminated, our software and service revenue would decrease significantly. Moreover, if our VAP agreement with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which are relatively low, could further decline. Our VAP agreement is renewable annually, and there is no automatic renewal provision in the agreement. Additionally, there are provisions within the VAP agreement that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of our VAP agreement. BSQUARE is currently undergoing an audit of our royalty reporting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margins are relatively low. If the margins in this business erode, our results will be negatively impacted. In addition this business experiences seasonality.

The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low. There are three competitors which also sell Embedded Windows licenses to substantially the same customer base in the North American market place, which can create additional downward pressure on gross profit. During the first quarter of 2004 and throughout 2003, our gross profit margin on the resale of Microsoft Embedded operating systems and tools remained relatively flat, but there can be no assurance that gross profits on future sales will not decline. Additionally, Microsoft offers BSQUARE and its competitors largely volume-based rebates which have the effect of increasing our software gross margins. If Microsoft were to reduce or eliminate these rebate programs, our gross margins would be negatively impacted. Finally, the revenue associated with the Microsoft Embedded distribution business is seasonal in nature. Due primarily to customer ordering patterns, revenue generated in the first quarter of each year in this business can generally be expected to be lower than other quarters.

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

In the fourth quarter of 2003 we received our first customer commitments to purchase Power Handheld devices, and our belief is that orders for the device will continue at some level during 2004. The design, manufacture and distribution of these devices is a new business for us, and requires substantial levels of working capital to fulfill orders. Although we outsource all of our manufacturing, we are nevertheless required to finance such manufacturing and related inventory costs through a variety of mechanisms, including letters of credit and cash payments. We are also required to finance the related distribution costs. To date, we have been able to finance our relatively small-scale manufacturing, inventory and distribution expenses internally, and we will continue to do so in the short term. However, expenses and working capital required to support the Power Handheld business are significant and cannot be supported through our existing resources at current operational levels. As mentioned in Part I, Item 1. “Business,” of our Annual Report on Form 10-K for the year ended December 31, 2003, we announced that our Board of Directors had formed a strategic planning committee to explore strategic options for this business. Options we are exploring include a spin-out, sale, strategic partnering, additional financing or a combination thereof. However, there can be no assurance that a strategic option will be available on acceptable terms, if at all. Such options could include a spin-off, sale or other financing options for this business, some of which may be dilutive to existing holders of our common stock. Working capital financing alternatives could involve restrictive covenants, which could impair our ability to engage in certain business transactions. If other financing sources are not available on acceptable terms, or not at all, our ability to continue to manufacture and distribute our Power Handheld devices would be negatively impacted, with a corresponding adverse effect on our future revenue and results of operations. Additionally, lacking any acceptable strategic financing option, the Board of Directors will assess the go-forward viability of the Power Handheld business unit given that business unit’s current working capital requirements.

We are devoting a substantial portion of our resources to our Power Handheld device. The device market is new to us and is subject to many uncertainties. If this initiative is not successful, our potential future revenue and earnings will suffer.

In connection with the cost-reduction efforts described elsewhere in this report, we were forced to make certain product development decisions based on limited information regarding the future demand for those products. There can be no assurance that we decided to pursue the right product offerings to take advantage of future market opportunities. Specifically, in 2003, we made the strategic decision to devote a substantial portion of our research and development and working capital resources toward the design, development, and distribution of our Power Handheld device. We have limited experience in producing or distributing such devices, and there can be no assurance that the Power Handheld device, or the underlying technology, will achieve substantial market acceptance or that it will ultimately prove to be profitable in light of the many uncertainties inherent in designing, manufacturing and introducing a new product to market. These uncertainties include the intense competition found in the market generally for handheld computing devices, the various design, manufacturing and distribution risks involved in producing and marketing a new electronic product, the length of the sales cycle and the variation in customer ordering patterns. In the event that these product development initiatives do not meet our expectations, our potential future revenue and earnings are likely to suffer and we would continue to be dependent on our other sources of revenue, including the revenue generated from our VAP agreement with Microsoft.

If we fail to develop, manufacture and sell products successfully and in a timely manner, including our Power Handheld hardware device, we may not be able to compete effectively and our ability to generate revenue could suffer.

The markets for Windows-based embedded products and services are competitive, new and evolving. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current product line and provide new products and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we delay releases of our products and product enhancements or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Problems in acquiring or manufacturing key components of our Power Handheld device (e.g., custom sheet metal parts, batteries, displays or other critical components) may result in delayed or missed deliveries to our customers. Such deferrals, delays or failures to purchase could decrease our revenue and could impact future revenue potential.

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for Windows-based software products and services is extremely competitive, as is the market for our Power Handheld device. In addition, competition is intense for the business of the limited number of customers that are capable of building and shipping large quantities of smart devices. Increased competition may result in price reductions, lower gross profit margins and loss of market share, which would harm our business. We face competition from:

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

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our gross profit margins could suffer.

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

During the three months ended March 31, 2004 and 2003, sales of our proprietary software products comprised 9% and 7% of our software revenue, respectively. These software products carry much higher gross profit margins than third-party software products, which we resell to our customers. Accordingly, Microsoft’s next generation operating system releases incorporating

SDIO technology may have an adverse impact on revenue and may have a more significant adverse impact on our overall software gross profits.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

The amount and percentage of revenue attributable to sales of our proprietary software products has decreased over the last three years due to a more competitive marketplace, changing technological needs and the elimination of certain proprietary software products which were determined to be unprofitable and non-competitive. Our ability to maintain the revenue contribution from proprietary software products, as well as the higher gross profit contribution from these products, is contingent on our ability to enhance the features and functionality of our current proprietary products as well as introduce new products which may not be guaranteed.

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

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems and Windows Mobile targeted platforms, if the market fails to develop further or develops more slowly than we expect, or declines, our business and operating results may be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile market. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and services;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc., Linux, Symbian, Palm OS from PalmSource, JavaOS from Sun Microsystems, Inc., and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from PalmSource. In the market for convergent devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone, face competition from the EPOC operating system from Symbian. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for point-of-sale devices, gaming devices, medical devices, kiosks, and consumer devices such as television set-top boxes;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements of delays, by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

The success and profitability of our service offerings targeted at smart device makers is contingent on our ability to differentiate our offerings adequately in the marketplace and defend our billing rate structures against those of competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

We are a leader in providing service solutions to our smart device customers. Our market differentiation is created through several factors, including our deep experience with a variety of smart device platforms and applications. Our differentiation, in part, is contingent on our ability to attract and retain employees with this expertise; significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and gross profit could be adversely impacted.

The success and profitability of our service engagements is contingent upon our ability to scope and bid engagements profitably. If we are unable to do this, our service revenue and profitability may be significantly adversely impacted.

During 2003, we entered into several fixed-price service engagements that ultimately proved to be less profitable than expected due to a number of factors, including inadequate project scoping, inefficient service delivery and fixed-price contract structures. While we have taken steps to address these inadequacies and risks going forward, there can be no assurance that we will be successful given customer demands, competitive pressures and other factors. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue and gross profit could be negatively impacted.

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

Our revenue may flatten or decline, or we may not be able to return to profitability in accordance with our plans.

Our revenue increased 3% in the first quarter of 2004 as compared to the fourth quarter of 2003, increased slightly from 2002 to 2003, declined 39% from 2001 to 2002, and declined 3% from 2000 to 2001. If our revenue remains flat or declines and/or our expenses increase or can not be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. In addition, the continuing slowness in the U.S. economy has created economic and consumer uncertainty that has adversely affected our revenue and could continue to do so. We expect that our expenses will continue to be substantial in the foreseeable future, as we continue to develop our technology and refocus our product and service offerings. These efforts may prove more expensive than we currently expect, and we may not succeed in increasing our revenue sufficiently to offset our expenses.

Non-compliance with certain agreements could have a material adverse impact on our financial position.

In addition to our Microsoft VAP agreement described above, we have entered into agreements with third-parties with respect to which non-compliance could have a material adverse impact on our financial position. Most notable is a new lease entered into in February 2004 for our new corporate headquarters, and an amendment entered into that same time for our current corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we are not required to make any cash lease payments during 2004. However, in the event we were to default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $3.0 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

We rely on a third party to manufacture our Power Handheld device, and our reputation and revenue could be adversely affected if this third party fails to meet their performance obligations.

We outsource all manufacturing of our Power Handheld device to a third party, upon which we depend to produce a sufficient volume of our products in a timely fashion and of satisfactory quality. Were our third party manufacturer to fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our third party manufacturer to place orders with suppliers for the components they need to manufacture our products. If it fails to place timely and sufficient orders with suppliers, our revenue could suffer. Our Power Handheld device is currently manufactured by a third party manufacturer at its international facilities located in China. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld device. Our reliance on third party manufacturers exposes us to risks that are not in our control, with the potential to negatively impact our revenue or gross profit. For example, another outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturer or one of its suppliers. In the event of such a quarantine or closure, our ability to deliver the Power Handheld device on a timely basis could be impaired and, as a result, our revenue, expenses and results of operations could be negatively impacted. We do not have manufacturing agreements with our third-party manufacturer. The absence of a manufacturing agreement means that, with little or no notice, our contract manufacturer could refuse to continue to manufacture all or some of the units of our devices that we require, or change the terms under which they manufacture our device products. If this manufacturer were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if our manufacturer were to change the terms under which they manufacture for us, our manufacturing costs could increase and our gross profit could decrease. We have experienced delays in the manufacturing of our products in the past, and there can be no guarantee that we will not experience delays in the future.

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

Our operating results have fluctuated in the past, and we expect that they will continue to do so. Because our business has shifted over the past two years from a business model based largely on tools consulting for Microsoft to a more broad-based supplier of products and services to smart device makers, we believe that period to period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Risk Factors” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2004 and 2003, we continued our efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in capital expenditures, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese subsidiary. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructuring may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we experience difficulties in carrying out such measures, our expenses could decrease more slowly than we expect. If we find that our planned reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional measures.

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

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected, and in some cases have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to our Power Handheld device that we distribute, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could harm our business.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Foreign operations generated approximately 2% and 9% of our total revenue in the three months ended March 31, 2004 and 2003, respectively. Our international operations expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Greater difficulty in managing foreign operations due to the lack of proximity between our headquarters and our foreign operations;

•	Longer collection cycles than we typically experience in the U.S.;

•	Unfavorable changes in regulatory practices and tariffs;

•	Adverse changes in tax laws;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in international markets, as a result of such events as the spread of SARS and other illnesses, which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

We currently have international operations in Taipei, Taiwan.

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

Since June 2003, there have been numerous changes in our senior management team. On June 17, 2003, we announced the departures of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management. On that same date, we announced that Nogi Asp was promoted from Director of Finance to Vice President of Finance and Chief Financial Officer. On July 24, 2003, we announced that one of our founders, William T. Baxter, resigned as Chairman of the Board and Chief Executive Officer. Mr. Baxter remained as a member of our Board of Directors and our Chief Technology Officer. Subsequently, on January 12, 2004, we announced that Mr. Baxter resigned his position on our Board of Directors and as our Chief Technology Officer. On July 24, 2003 we also announced that Brian T. Crowley, our then Vice President of Product Development, was appointed by our Board of Directors to succeed Mr. Baxter as Chief Executive Officer and to serve on our Board, that Donald D. Bibeault was elected to the position of Chairman of the Board, and that Jeffrey T. Chambers had resigned from our Board of Directors. On December 17, 2003, we announced the hiring of Carey Butler to lead our Professional Engineering Services organization. On January 5, 2004, we announced that Mr. Asp had left the company and that Scott C. Mahan had been appointed as our new Chief Financial Officer.

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

During the first quarter of 2004 and throughout 2003 and 2002, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. In May 2003, we received notification from The Nasdaq Stock Market, advising that we were not in compliance with the Nasdaq National Market’s listing maintenance standards requiring minimum bid price and listed security market value. In September 2003, we received notification from The Nasdaq Stock Market that we regained compliance with the Nasdaq National Market’s listing maintenance standards regarding minimum bid price. If our stock price declines and remains below $1.00 for a period of thirty consecutive trading days, we face the possibility of receiving notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc. indicating that our common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and is subject to delisting. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum of 15% and any one issuer to a maximum of 10% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short- term investments to those with maturities of two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

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

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the year ended December 31, 2003 was not material.

Item 4. Controls and Procedures.

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

Except as discussed below, there has been no change in our internal control over financial reporting during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described elsewhere in this report, there are provisions within our VAP agreement with Microsoft Corporation that require us to maintain certain internal records and processes for royalty reporting and license inventory accounting. Non-compliance with these requirements could result in the termination of the VAP agreement. We are currently undergoing an audit of our royalty reporting and inventory accounting for the period 1998 through 2003. The impact of the audit, if any, is unknown at this time. However, the final outcome of this audit could have a material adverse impact on our results of operations and financial condition. In conjunction with the audit and review of our underlying controls and processes, we have strengthened certain controls and processes for royalty reporting and license inventory accounting and are continuing to review these controls and processes to ensure continued compliance with the VAP agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Suit

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

     On January 6, 2004, we filed a Current Report on Form 8-K announcing the departure of Nogi Asp from the positions of Vice President of Finance and Chief Financial Officer and the appointment of Scott Mahan to those positions.

     On January 30, 2004, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended December 31, 2003.

     On February 24, 2004, we filed a Current Report on Form 8-K announcing the completion of the last in a series of lease restructurings.

     On March 30, 2004, we filed a Current Report of Form 8-K announcing the filing of our Form 10-K, which included minor adjustments to fourth quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

/S/ Brian T. Crowley

Date: May 14, 2004	Brian T. Crowley
President and Chief Executive Officer

/S/ Scott C. Mahan

Date: May 14, 2004	Scott C. Mahan
Vice President of Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350