Form 10-Q
period 2004-06-30
BSQUARE CORP /WA
filed 2004-08-06
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to.________________

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 100th Avenue NE, Suite 200,
Bellevue WA	98004
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2004, there were 37,933,624 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,698	$5,700
Restricted cash	2,636	3,906
Short-term investments	7,668	8,139
Accounts receivable, net	5,358	6,263
Current assets of discontinued operations	—	2,401
Prepaid expenses and other current assets	775	856

Total current assets	20,135	27,265
Furniture, equipment and leasehold improvements, net	671	640
Non-current assets of discontinued operations	—	1,660
Other assets	—	548

Total assets	$20,806	$30,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$3,541
Accrued expenses	3,661	3,442
Accrued compensation	1,149	1,063
Accrued restructuring costs and other	877	1,433
Deferred revenue	863	1,296

Total current liabilities	8,526	10,775
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares; issued and outstanding, 37,928,074 shares as of June 30, 2004 and 37,503,176 shares as of December 31, 2003	118,171	117,889
Accumulated other comprehensive loss	(396)	(392)
Accumulated deficit	(105,495)	(98,159)

Total shareholders’ equity	12,280	19,338

Total liabilities and shareholders’ equity	$20,806	$30,113

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Software	$6,002	$6,369	$13,702	$12,469
Service	2,845	3,012	5,719	4,980

Total revenue	8,847	9,381	19,421	17,449
Cost of revenue:
Software	4,475	4,691	10,553	9,564
Service	2,156	2,458	4,238	4,876

Total cost of revenue	6,631	7,149	14,791	14,440

Gross profit	2,216	2,232	4,630	3,009
Operating expenses:
Selling, general and administrative	2,749	3,391	5,200	7,035
Research and development	168	402	345	1,543
Impairment of goodwill and other intangible assets	—	—	—	435
Restructuring and related charges (credit)	—	(2,776)	40	(2,776)

Total operating expenses	2,917	1,017	5,585	6,237

Income (loss) from operations	(701)	1,215	(955)	(3,228)
Other income, net	41	111	98	219

Income (loss) from continuing operations before income taxes	(660)	1,326	(857)	(3,009)
Income tax provision	—	(29)	—	(29)

Income (loss) from continuing operations	(660)	1,297	(857)	(3,038)
Loss from discontinued operations	(4,469)	(2,040)	(6,479)	(4,304)

Net loss	$(5,129)	$(743)	$(7,336)	$(7,342)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.02)	$(0.08)
Loss from discontinued operations	(0.12)	(0.05)	(0.17)	(0.12)

Basic net loss per share	$(0.14)	$(0.02)	$(0.19)	$(0.20)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.02)	$(0.08)
Loss from discontinued operations	(0.12)	(0.05)	(0.17)	(0.12)

Diluted net loss per share	$(0.14)	$(0.02)	$(0.19)	$(0.20)

Shares used in calculation of income (loss) per share:
Basic	37,863	37,183	37,729	37,106

Diluted	37,863	37,668	37,729	37,106

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,336)	$(7,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	737
Write down of investments	—	78
Impairment and restructuring charges of discontinued operations	3,369	—
Assets of discontinued operations	781	231
Restructuring and related charges (credit)	40	(2,776)
Impairment of goodwill	—	435
Issuance of common stock warrants	—	332
Other	—	78
Changes in operating assets and liabilities:
Restricted cash	1,270	(1,036)
Income tax receivable	—	2,779
Accounts receivable, net	905	84
Prepaid expenses and other current assets	81	717
Other assets	548	1,976
Accounts payable, accrued restructuring costs, accrued compensation and other accrued expenses	(1,945)	(6,579)
Deferred revenue	(433)	742

Net cash used in operating activities	(2,323)	(9,544)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(428)	(109)
Maturity of short-term investments, net	471	4,667

Net cash provided by investing activities	43	4,558
Cash flows from financing activities:
Proceeds from exercise of stock options	282	59

Net cash provided by financing activities	282	59
Effect of exchange rate changes on cash	(4)	(77)

Net decrease in cash and cash equivalents	(2,002)	(5,004)
Cash and cash equivalents, beginning of period	5,700	11,041

Cash and cash equivalents, end of period	$3,698	$6,037

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at June 30, 2004 and its operating results and cash flows for the three and six months ended June 30, 2004 and 2003. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and the quarterly report on Form 10-Q for the three months ended March 31, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2004	2003
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	180%	180%
Risk-free interest rate	3.5%	1.9%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(5,129)	$(743)	$(7,336)	$(7,342)
Compensation expense recognized under APB 25	—	4	—	8
Incremental pro forma employee compensation benefit (expense) under SFAS 123	(503)	51	(1,021)	285

Pro forma net loss	$(5,632)	$(688)	$(8,357)	$(7,049)

Basic net loss per share, as reported	$(0.14)	$(0.02)	$(0.19)	$(0.20)

Diluted net loss per share, as reported	$(0.14)	$(0.02)	$(0.19)	$(0.20)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.02)	$(0.22)	$(0.19)

Shares used to calculate pro forma basic and diluted net loss per share:
Basic	37,863	37,183	37,729	37,106

Diluted	37,863	37,668	37,729	37,106

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase, and excludes any dilutive effects of common stock equivalent shares. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, such as stock options and warrants, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

The following table reconciles the denominator used for basic income (loss) per share to the denominator used for diluted income (loss) per share (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Denominator for basic income (loss) per share	37,863	37,183	37,729	37,106
Effect of dilutive securities:
Employee stock options	—	485	—	—
Warrants	—	—	—	—

Dilutive common shares	—	485	—	—
Denominator for diluted income (loss) per share	37,863	37,668	37,729	37,106

As of June 30, 200 and 2003, there were stock options and warrants outstanding to acquire 5,261,510 and 4,434,375 common shares that were excluded from the computation of diluted net loss per share because their effect was antidilutive.

2. Discontinued Operations and Restructuring Charge

Restructuring and impairment charges included in income (loss) from continuing operations include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Employee separation	$—	$200	$—	$200
Excess facilities	—	286	—	286
Change in estimate due to effect of lease termination agreements	—	(3,536)	—	(3,536)
Impairment of assets	—	—	30	—
Other charges	—	274	10	274

Total restructuring and impairment charges (credit)	$—	$(2,776)	$40	$(2,776)

In the first quarter of 2004, $30,000 in assets related to the Company’s now closed Japan operation and $10,000 of related charges were charged to restructuring expense.

Restructuring and impairment charges included in loss from discontinued operations include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Employee separation	$120	$—	$199	$—
Impairment of assets	2,998	—	2,998	—
Other charges	162	—	172	—

Total restructuring and impairment charges	$3,280	$—	$3,369	$—

During the second quarter of 2004, the Company’s Board of Directors decided to discontinue the Company’s hardware business unit, resulting in a $3.3 million charge in the quarter, of which $1.8 million related to the impairment of inventory, $608,000 related to the impairment of tooling, $585,000 related to the impairment of prepaid software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of the Company’s remaining workforce, and $162,000 related to other charges. Remaining liabilities related to the discontinued hardware operation totaling $282,000, are included in accrued restructuring costs and other.

During the first quarter of 2004, the Company eliminated ten positions in the hardware business, representing 7% of the Company’s then remaining workforce. The Company incurred severance of $79,000, paid in April 2004, and $10,000 of related charges.

The following table provides a rollforward of accrued restructuring costs and other (in thousands):

	Employee
	Separation	Excess	Other
	Costs	Facilities	Charges	Total
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charge for the six months ended June 30, 2004:
Charge included in loss from continuing operations	—	—	10	10
Charge included in loss from discontinued operations	199	—	172	371
Cash payments	(132)	(626)	(179)	(937)

Balance, June 30, 2004	$120	$595	$162	$877

A reconciliation of the loss from discontinued operations for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Hardware revenue	$372	$—	$896	$—
Cost of hardware revenue	770	—	1,538	—

Gross profit	(398)	—	(642)	—
Operating expenses	658	1,907	2,201	4,037
Amortization of intangible assets	133	133	267	267
Restructuring and related charges	282	—	371	—
Impairment of assets	2,998	—	2,998	—

Loss from discontinued operations	$(4,469)	$(2,040)	$(6,479)	$(4,304)

Included in operating expenses of the discontinued operation are $74,000 and $205,000 for the three months ended June 30, 2004 and 2003, respectively and $196,000 and $415,000, for the six months ended June 30, 2004 and 2003, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods.

3. Goodwill and Other Intangible Assets

The Company’s intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	$1,600	$(1,600)	$—	$1,600	$(1,333)	$267

Developed technology was amortized over its estimated useful life of thirty-six months. Amortization expense for the three and six months ended June 30, 2004 was $133,000 and $267,000, respectively, and $146,000 and $292,000 for the three and six months ended June 30, 2003, respectively. Intangible assets, net, are included in assets of discontinued operations in the accompanying balance sheets. Amortization expense for all periods is included in loss from discontinued operations as the developed technology related to our now discontinued hardware business. All intangible assets were fully amortized as of June 30, 2004.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments and unrealized gains on investments.

Components of comprehensive loss consist of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net loss	$(5,129)	$(743)	$(7,336)	$(7,342)
Foreign currency translation gain (loss)	(21)	8	(4)	(77)
Unrealized gain on investment	—	203	—	203

Comprehensive loss	$(5,150)	$(532)	$(7,340)	$(7,216)

5. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington, Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan.

In 2002, the Company agreed to certain early lease termination fees related to its corporate headquarters in Bellevue, Washington of which $571,000, payable in two remaining quarterly installments in 2004, remained outstanding at June 30, 2004. In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event the Company were to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The amount of forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

The total cash payments to be forgiven in 2004 is expected to be $2.6 million. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

As described above, there are no cash payments due for the former or new corporate headquarters facility in 2004. The cash payments for non-headquarter leases in the three and six months ended June 30, 2004 were $51,000 and $113,000, respectively. Non-cash expense related to our corporate headquarters in the three and six months ended June 30, 2004 was $94,000 and $188,000, respectively. Rental expense in the three and six months ended June 30, 2003 was $616,000 and $1.3 million, respectively.

As of June 30, 2004, the Company had $2.6 million pledged as collateral for bank letters of credit issued to secure lease obligations, all of which will terminate in 2004. The Company is obligated to issue a letter of credit of $1.2 million in the third quarter of 2004 under the terms of its new corporate headquarters facility lease. The pledged cash supporting outstanding letters of credit is recorded as restricted cash.

Contractual commitments at June 30, 2004 are as follows (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Early lease termination fees	$571	$—	$—	$—	$—	$—	$571
Operating leases	16	8	—	—	—	—	24
Severance and other	282	—	—	—	—	—	282

Total	869	8					877
Operating leases	37	390	391	391	391	2,430	4,030

Total commitments	$906	$398	$391	$391	$391	$2,430	$4,907

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not been executed. The agreement will be subject to approval by the court, which cannot be assured. The Company cannot predict whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Microsoft Audit

The Company has an OEM Distribution Agreement with Microsoft Corporation, which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems is a material portion of the Company’s revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of the Company’s internal records and processes by Microsoft and their representatives. The Company has been undergoing an audit, which began in the fourth quarter of 2003, covering a period of five years. The audit recently concluded. Microsoft determined that the Company had correctly reported royalties during the audit period but that the Company could not account for all license inventory that the Company had received from Microsoft’s authorized replicators. While the Company believes that the unaccounted-for license inventory relates to undocumented inventory returns and disagrees with the audit findings, the Company ultimately chose to settle the dispute. Total settlement costs in the second quarter of 2004 were $310,000, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense. The settlement amount will largely be paid to Microsoft in the first quarter of 2005.

6. Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenue:
United States	$7,526	$8,135	$16,844	$14,828
Japan	506	386	659	1,138
Other foreign	815	860	1,918	1,483

Total revenue(1)	$8,847	$9,381	$19,421	$17,449

	June 30,	December 31,
	2004	2003
Long-lived assets:
United States	$624	$2,030
Japan	—	496
Other foreign	47	55

Total long-lived assets(2)	$671	$2,581

(1)	Revenue is attributed to countries based on location of customer invoiced.

(2)	Long-lived assets do not include acquired intangible assets or long-term investments.

7. Related Party Transactions

In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company onsite consulting services. For the three and six months ended June 30, 2004, the Company incurred expenses of approximately $46,000 and $115,000 under the agreement, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, product initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

Overview

BSQUARE Corporation provides software and professional service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, run an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

We have been providing software and service solutions to the smart device marketplace since our inception. Our customers include world class Original Equipment Manufacturers (OEMs), Original Design Manufacturers (ODMs), device component suppliers such as silicon vendors (SVs) and peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and professional services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Up until recently, we were also in the business of manufacturing and distributing our own hardware device, called the Power Handheld, which was sold to telecommunication carriers. During the second quarter of 2004, our Board of Directors decided to discontinue this hardware business and end the manufacturing of the Power Handheld device. We had previously announced that we were exploring strategic alternatives for the hardware business unit. The decision resulted in a charge of $3.3 million in the second quarter of 2004 relating to asset impairment and restructuring costs. In addition to this charge, the hardware business unit incurred operating losses of $1.2 million in the second quarter of 2004. The hardware business segment is reported as a discontinued operation in our financial results.

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments described below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We recognize revenue upon shipment provided that collection is determined to be probable and no significant obligations remain on our part. We also enter into arrangements in which a customer purchases a combination of software licenses, post-contract customer support or maintenance (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

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

Losses on fixed-priced contracts are recognized in the period when they become known. Service revenue from time and materials contracts and training services is recognized as services are performed.

We recognized revenue from sales of hardware products upon shipment provided that title and risk of loss transferred to the customer and provided that product acceptance occurred, collection was determined to be probable and no significant obligations remained. We recorded revenue from sales of hardware products net of estimated customer returns.

Estimated costs of future warranty claims and claims under indemnification provisions are accrued based on historical experience. If actual costs of claims differ from our estimates, revision to the estimated warranty liability would be required.

We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain allowances for estimated credit losses.

Long-Lived Assets

We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results and a significant change in the manner of use of the assets or business strategy. When we determine that the carrying value of certain long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we then measure any impairment based on a projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in our current business. This approach uses our estimates of future market growth, forecasted revenue and other proceeds and costs, expected periods in which the assets will be utilized and appropriate discount rates.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three and six months ended June 30, 2004 and 2003. Our historical operating results are not necessarily indicative of future results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Software	68%	68%	71%	71%
Service	32	32	29	29

Total revenue	100	100	100	100

Cost of revenue:
Software	51	50	54	55
Service	24	26	22	28

Total cost of revenue	75	76	76	83

Gross profit	25	24	24	17

Operating expenses:
Selling, general and administrative	31	37	27	40
Research and development	2	4	2	9
Impairment of goodwill	—	—	—	2
Restructuring and other related charges (credit)	—	(30)	—	(16)

Total operating expenses	33	11	29	35

Income (loss) from operations	(8)	13	(5)	(18)
Other income, net	1	1	1	1

Income (loss) from continuing operations before income taxes	(7)	14	(4)	(17)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	(7)	14	(4)	(17)
Loss from discontinued operations	(51)	(22)	(33)	(25)

Net loss	(58)%	(8)%	(37)%	(42)%

Revenue

Total revenue consists of sales of software and professional services to smart device makers. Software revenue consists primarily of the resale of third-party software, along with sales of our own proprietary software products and royalties from our software development tool products, debugging tools and applications and smart device reference designs. Service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, and fees for customer training.

Total revenue was $8.8 million and $9.4 million in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 6%. Total revenue was $19.4 million and $17.4 million in the six months ended June 30, 2004 and 2003, respectively, representing an increase of 11%. The changes in revenue are discussed in detail in the sections below.

Revenue from customers located outside of the United States was $1.3 million and $1.2 million in the three months ended June 30, 2004 and 2003, respectively, representing an increase of 8%. In both the six months ended June 30, 2004 and 2003, revenue from customers located outside the United States was $2.6 million. These amounts include revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers from our operations located in the United States. The increase in international revenue in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily driven by a significant project with a major Asian OEM, offset by a decrease in revenue attributable to our now closed Japan operation. There was no revenue attributable to our now closed Japan operation in the three months ended June 30, 2004, compared to $295,000 in the three months ended June 30, 2003 and $80,000 and $962,000 in the six months ended June 30, 2004 and 2003, respectively.

Software revenue

Software revenue for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(unaudited)
Software revenue:
Third-party software	$5,302	$5,751	$12,318	$11,405
BSQUARE proprietary software	700	618	1,384	1,064

Total software revenue	$6,002	$6,369	$13,702	$12,469

Software revenue as a percentage of total revenue	68%	68%	71%	71%

Third-party software revenue as a percentage of total software revenue	88%	90%	90%	91%

The vast majority of our third-party software sales is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue relates to sales of our SDIO Now! software product.

Software revenue was $6.0 million and $6.4 million in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 6%. The decrease was almost entirely due to decreased sales of Microsoft embedded software, offset by an increase in sales of our proprietary software products, specifically SDIO Now!. Revenue related to our SDIO Now! software product was $584,000 in the second quarter of 2004, as compared to $155,000 in the second quarter of 2003. In the six months ended June 30, 2004 and 2003, software revenue was $13.7 million and $12.5 million, respectively, representing a 10% increase. The increase was due primarily to increased sales of Microsoft embedded software in the first three months of 2004 compared to the prior year and an increase in sales of our proprietary software products. We expect third-party software sales to continue to be a significant percentage of our software revenue.

Service revenue

Service revenue was $2.8 million and $3.0 million in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 6%. Service revenue represented 32% of total revenue for both the three months ended June 30, 2004 and 2003, and 29% for both the six months ended June 30, 2004 and 2003. Service revenue in the three months ended June 30, 2003 included $263,000 of revenue deferred from the first quarter of 2003 relating to a major service project, which primarily contributed to the overall decrease year-over-year. In the six months ended June 30, 2004 and 2003, service revenue was $5.7 million and $5.0 million, respectively, representing a 15% increase. The increase was due primarily to improvements in our service business, in the areas of pricing and contract management. In addition, we increased professional engineering services provided to Microsoft in the first six months of 2004, representing 13% of our service revenue, compared to 7% in the first six months of 2003.

Gross profit

Gross profit is revenue less the cost of revenue. Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, plus related facilities and depreciation costs.

The following table summarizes software, services and total gross profit (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Software gross profit	$1,527	$1,678	$3,149	$2,905
As a percentage of software revenue	25%	26%	23%	23%
Service gross profit	$689	$554	$1,481	$104
As a percentage of service revenue	24%	18%	26%	2%
Total gross profit	$2,216	$2,232	$4,630	$3,009
As a percentage of total revenue	25%	24%	24%	17%

Software gross profit

Software gross profit as a percentage of software revenue was 25% and 26% in the three months ended June 30, 2004 and 2003, respectively, and 23% in both the six months ended June 30, 2004 and 2003. We expect third-party software sales to continue to be a significant percentage of our software revenue and, therefore, software gross profit to remain relatively low in the foreseeable future.

Service gross profit

Service gross profit as a percentage of service revenue was 24% and 18% in the three months ended June 30, 2004 and 2003, respectively, and 26% and 2% in the six months ended June 30, 2004 and 2003, respectively. The overall improvement in gross profit is attributable to improvements in our services business resulting in increased service revenue, improved resource utilization, pricing and contract management. In addition, our facilities costs, a portion of which is included in service cost of revenue, decreased in 2004 as compared to 2003 due to facilities restructuring initiatives. These reductions resulted in a 6% increase in gross profit for the six months ended June 30, 2004 as compared to the same period in 2003.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs.

Selling, general and administrative expenses were $2.7 million and $3.4 million in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 19%. Selling, general and administrative expenses represented 31% and 37% of total revenue in the three months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004 and 2003, selling, general and administrative expenses were $5.2 million and $7.0 million, respectively, representing a decrease of 26%. Selling, general and administrative expenses represented 27% and 40% of total revenue for the six months ended June 30, 2004 and 2003, respectively. The decreases in selling, general and administrative operating expenses were due primarily to restructuring initiatives that reduced personnel and facilities costs during the latter half of 2003 and into 2004.

Research and development

Research and development expenses consist primarily of salaries and benefits for software developers, quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the hardware business unit, which are included in loss from discontinued operations.

Research and development expenses were $168,000 and $402,000 in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 58%. As a percentage of total revenue, research and development expenses were 2% and 4% in the three months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004 and 2003, research and development expenses were $345,000 and $1.5 million, respectively, representing a decrease of 78%. As a percentage of total revenue, research and development expenses were 2% and 9% in the six months ended June 30, 2004 and 2003, respectively. The decreases in overall research and development expenses in 2004 were primarily due to reductions in our developer workforce targeting proprietary software products which occurred in the first half of 2003, as well as reductions in our facilities costs. Specifically, we terminated a number of proprietary products and associated development efforts in 2003 and, consequently, terminated a number of personnel associated with these products.

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

In March 2003, $300,000 and 129,729 shares of common stock (together, the “Escrow Consideration”) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the “Sellers”). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to eliminate all telematics personnel and no longer pursue such work, we recorded an impairment charge for the entire value of the Escrow Consideration in the first quarter of 2003.

Restructuring and related charges (credit)

Restructuring and impairment charges (credit) included in income (loss) from continuing operations include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Employee separation	$—	$200	$—	$200
Excess facilities	—	286	—	286
Change in estimate due to effect of lease termination agreements	—	(3,536)	—	(3,536)
Impairment of assets	—	—	30	—
Other charges	—	274	10	274

Total restructuring and related charges (credit)	$—	$(2,776)	$40	$(2,776)

During the first quarter of 2004, $30,000 in assets related to the now closed Japan operation and $10,000 of related charges were charged to restructuring expense.

During the second quarter of 2003, we announced a reduction in workforce of 16 employees, approximately 8% of our then remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, we paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

Additionally, in the second quarter of 2003, we entered into a lease termination agreement with the landlord of our former Sunnyvale, California facility. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180%, estimated based on the two-year average volatility of our common stock price, and an expected life of five years. In addition, we entered into a letter of intent with the landlord of our San Diego, California facility agreeing to terminate the existing lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. These arrangements resulted in a change in estimate of our obligation for future minimum lease payments of $3.5 million.

As discussed above, during the second quarter of 2004, our Board of Directors decided to discontinue our hardware business. As a result of the decision to discontinue the hardware business unit, we recorded a $3.3 million charge in the second quarter of 2004, of which $1.8 million related to the impairment of inventory, $608,000 related to the impairment of tooling, $585,000 related to the impairment of software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of the our then remaining workforce, and $162,000 related to other charges. The remaining liabilities related to the discontinued operations are included in restructuring liabilities.

During the first quarter of 2004, we eliminated ten positions in the hardware business unit, representing 7% of our then remaining workforce. We incurred severance of $79,000, paid in April 2004, and $20,000 of related charges.

Restructuring and related charges included in loss from discontinued operations include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Employee separation	$120	$—	$199	$—
Impairment of assets	2,998	—	2,998	—
Other charges	162	—	172	—

Total restructuring and related charges	$3,280	$—	$3,369	$—

The following table provides a rollforward of accrued restructuring costs and other (in thousands):

	Employee
	Separation	Excess	Other
	Costs	Facilities	Charges	Total
	(unaudited)
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charge for the six months ended June 30, 2004:
Charge included in loss from continuing operations	—	—	10	10
Charge included in loss from discontinued operations	199	—	172	371
Cash payments	(132)	(626)	(179)	(937)

Balance, June 30, 2004	$120	$595	$162	$877

Other Income, net

Other income, net was $41,000 and $111,000 in the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 63%. In the six months ended June 30, 2004 and 2003, other income, net was $98,000 and $219,000, respectively. The decreases were due to lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to the use of cash in operations.

Loss from discontinued operations

During the second quarter of 2004, our Board of Directors decided to discontinue our hardware business, and, consequently, the results of its operations have been accounted for and presented as a discontinued operation. A reconciliation of the loss from discontinued operations for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Hardware revenue	$372	$—	$896	$—
Cost of hardware revenue	770	—	1,538	—

Gross profit	(398)	—	(642)	—
Operating expenses	658	1,907	2,201	4,037

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Amortization of intangible assets	133	133	267	267
Restructuring and related charges	—	—	89	—
Impairment charge	3,280	—	3,280	—

Loss from discontinued operations	$(4,469)	$(2,040)	$(6,479)	$(4,304)

The hardware business commenced shipping its product, the Power Handheld, in the fourth quarter of 2003, accounting for zero revenues in both of the 2003 periods presented above. The increase in the loss from discontinued operations in the three and six months ended June 30, 2004 as compared to the prior period, is related to the impairment charge as a result of the discontinuance. Included in operating expenses of the discontinued operation are $74,000 and $205,000 for the three months ended June 30, 2004 and 2003, respectively, and $196,000 and $415,000 for the six months ended June 30, 2004 and 2003, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods.

Liquidity and Capital Resources

As of June 30, 2004, we had $14.0 million of cash, cash equivalents, restricted cash, and short-term investments compared to $17.7 million at December 31, 2003. Specifically, we had $11.4 million of unrestricted cash and $2.6 million of restricted cash as of June 30, 2004. Our restricted cash balance relates to securitization of obligations associated with our former corporate headquarters lease. All of the restricted cash balance as of June 30, 2004 is expected to become unrestricted during 2004. However, we are obligated to issue a letter of credit and deposit restricted cash of $1.2 million in the third quarter of 2004 under terms of our new corporate headquarters facility lease. Our working capital at June 30, 2004 was $11.6 million compared to $17.5 million at December 31, 2003. The decrease in working capital was primarily due to the decrease in overall cash balances used to fund operating losses.

During the six months ended June 30, 2004, net cash used in operating activities was $2.3 million, primarily stemming from our net loss of $7.3 million. The use of cash stemming from our net loss was largely offset by a $3.4 million non-cash impairment charge related to the discontinuation of the hardware business segment and a $1.3 million decrease of letters of credit supporting our corporate headquarters facility lease.

During the six months ended June 30, 2003, net cash used in operating activities was $9.5 million, primarily due to our net loss of $7.3 million and the payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of 2003 of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute.

Investing activities provided cash of $43,000 in the six months ended June 30, 2004 and $4.6 million in the six months ended June 30, 2003. Investing activities in 2004 included $471,000 provided by maturities of short-term investments and $428,000 used primarily for the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters. Investing activities in 2003 included $4.6 million provided by maturities of short-term investments and $109,000 used for purchases of leasehold improvements and capital equipment.

Financing activities generated $282,000 and $59,000 in the six months ended June 30, 2004 and 2003, respectively, as a result of employees’ exercise of stock options.

In addition to cash used to fund future operating activities, we have the following future cash commitments:

•	As of June 30, 2004 we had approximately $282,000 of remaining severance and other liabilities related to our now-discontinued hardware business, the majority of which will be paid in the third quarter of 2004. We intend to provide full warranty support for devices previously sold and believe that our accrual for such obligation is adequate;

•	We have an OEM Distribution Agreement with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems is a material portion of our revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of our internal records and processes by Microsoft and their representatives. We underwent an audit of our royalty reporting and licensing inventory accounting, which began in the fourth quarter of 2003, covering a period of five years. The audit recently concluded. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory relates to undocumented inventory returns and disagree with the audit findings, we ultimately chose to settle the dispute. Total settlement costs in the second quarter of 2004 were $310,000 which included costs of $140,000. This amount has been included within selling, general and administrative expense. The settlement amount will largely be paid to Microsoft in the first quarter of 2005;

•	As of June 30, 2004, we had $595,000 in accrued excess facilities commitments. Significantly all of this amount relates to remaining lease restructuring commitments on our former headquarters lease. Under the terms of our obligation to the landlord of our former headquarters location, we will make two remaining payments of $285,000 each in the third and fourth quarters of 2004;

•	As described above, we signed a new headquarters operating lease in February 2004 and took possession of this facility in July 2004. In the second quarter, we used $237,000 to fund capital expenditures for the new facility. We anticipate that we will use approximately $320,000 in cash to fund remaining capital expenditures for the new facility in the third quarter of 2004;

•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event that we were to default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $2.6 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements; and

•	Our other principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington, Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan. The annual obligations under all of these leases are detailed in the table below (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Operating leases for excess facilities – Eden Prairie	16	8	—	—	—	—	24
Operating leases – all other facilities	37	390	391	391	391	2,430	4,030

Total commitments	$53	$398	$391	$391	$391	$2,430	$4,054

We are not yet profitable and continue to use cash to fund operations. Additionally, we have significant future cash commitments as described above. If our revenue declines and/or our expenses increase or can not be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next 12 months. See “Factors That May Affect Future Results” for a description of certain risks and uncertainties that we face.

Related Party Transactions

In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides us onsite consulting services. For the three and six months ended June 30, 2004, we incurred expenses of approximately $46,000 and $115,000 under the agreement, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement (ODA) with Microsoft Corporation which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America. Software sales under this agreement constitute a significant portion of our revenue. If our ODA was terminated, our software revenue would decrease significantly. Moreover, if our ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which are relatively low, could further decline. Our ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA expires on September 30, 2004 and we are currently in the process of renewing the agreement.

Additionally, there are provisions within the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of our ODA. We have been undergoing an audit, which began in the fourth quarter of 2003, covering a period of five years. This audit recently concluded. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted for license inventory relates to undocumented inventory returns and disagree with the audit findings, we ultimately chose to settle the dispute. Total settlement costs in the second quarter of 2004 were $310,000 which included audit costs of $140,000. This amount has been included within selling, general and administrative expense. The settlement amount will largely be paid to Microsoft in the first quarter of 2005. It is possible that future audits could result in additional charges in future periods.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margins are relatively low. If the margins in this business erode, our results will be negatively impacted. In addition, this business experiences seasonality.

The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low. There are three competitors which also sell Embedded Windows licenses to substantially the same customer base in North America, which can create additional downward pressure on gross profit margins. During the first half of 2004 and throughout 2003, our gross profit margin on the resale of Microsoft Embedded operating systems and tools remained relatively flat, but there can be no assurance that gross profit on future sales will not decline. Additionally, Microsoft offers us, and our competitors, largely volume-based rebates which have the effect of increasing our software gross profit. If Microsoft were to reduce or eliminate these rebate programs, our gross profit would be negatively impacted. Finally, the revenue associated with the Microsoft Embedded operating system sales is seasonal in nature. Due primarily to customer ordering patterns, revenue generated in the first quarter of each year can generally be expected to be lower than other quarters.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating margins could suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices. Microsoft provides referrals of some of those customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of and upgrades to Windows Embedded and Windows Mobile software in order to facilitate timely development and shipment of our software and services. If we are unable to receive these developer releases, our revenue and profit margins could suffer.

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for Windows-based software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margins and loss of market share, which would harm our business. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions;

•	Professional engineering service firms such as Insyde Software and Intrinsyc; and

•	Software and component distributors such as Venturcom, Arrow and Avnet.

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

As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our gross profit margins.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software products provide the company with much higher gross profit margins than we typically receive from the third party software products that we sell and from our professional service offerings. Increasing the number of proprietary products we sell is an important part of our growth strategy. The amount and percentage of revenue attributable to sales of our proprietary software products has decreased over the last three years due to a more competitive marketplace, changing technological needs and the elimination of certain proprietary software products which were determined to be unprofitable and non-competitive. Our ability to maintain and grow the revenue contribution from proprietary software products, is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There is no guarantee we will be able to maintain and grow the number of proprietary products that we sell.

We may experience delays in our efforts to develop new products, and these delays could cause us to miss product market opportunities which could harm our business.

The markets for Windows-based embedded software and services are very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new products and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we delay releases of our products and product enhancements or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products. We cannot assure you of our ability to do so.

Microsoft has released Windows CE version 5.0 which contains basic SDIO functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.

Our agreement with Microsoft required that we deliver to Microsoft our basic SDIO Now! source code for inclusion into Windows CE 5.0. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, adding new features and performance improvements that we believe are important to customers. However, there can be no assurance that our next-generation SDIO Now! products will be as competitive in the marketplace as they are now and that customers will not decide to use the basic functionality they receive from Microsoft.

During the three months ended June 30, 2004 and 2003, sales of our proprietary software products comprised 12% and 10% of our software revenue, respectively, and 10% and 9% in the six months ended June 30, 2004 and 2003, respectively. These software products carry much higher gross profit margins than third-party software products, which we resell to our customers. To the extent sales of our SDIO Now! product, and other proprietary software products, were to decline, our gross profit margins would be adversely impacted and our business would suffer.

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

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than expected, or declines, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software products and services dependent on the Windows Embedded operating systems and Windows Mobile targeted platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results may be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile market. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and services;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc., Linux, Symbian, Palm OS from PalmSource, JavaOS from Sun Microsystems, Inc., and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from PalmSource. In the market for convergent devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone face competition from the EPOC operating system from Symbian. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for point-of-sale devices, gaming devices, medical devices, kiosks, and consumer devices such as television set-top boxes;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

The success and profitability of our service offerings targeted at smart device makers are contingent on our ability to differentiate our offerings adequately in the marketplace and defend our billing rate structures against those of our competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

We are a leader in providing service solutions to our smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation, in part, is contingent on our ability to attract and retain employees with this expertise, significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and gross profit could be adversely impacted.

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements profitably. If we are unable to do so, our service revenue and profitability may be significantly adversely impacted.

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

We sometimes integrate third-party software with our proprietary software to provide products and services for our customers. If our relationships with our third-party vendors were to deteriorate, we might be unable to obtain licenses on commercially reasonable terms, if at all, for newer versions of their software required to maintain compatibility. In the event that we are unable to obtain additional licenses, we would be required to develop this technology internally, which could delay or limit our ability to introduce enhancements or new products or to continue to sell existing products.

Our revenue may flatten or decline, or we may not be able to return to profitability in accordance with our plans.

Our total revenue decreased 16% in the second quarter of 2004 as compared to the first quarter of 2004, 17% as compared to the fourth quarter of 2003 and 6% as compared to the second quarter of 2003. We are not yet profitable and continue to use cash to fund operations. If our revenue continues to decline or remains flat and/or our expenses increase or cannot be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We expect that our expenses will continue to be substantial in the foreseeable future, and, may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.

A continued decline in our stock price could cause us ultimately to be delisted from the NASDAQ National Market.

During the first half of 2004 and throughout 2003 and 2002, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. In July 2004, we received notification from The Nasdaq Stock Market, advising that we were not in compliance with the Nasdaq National Market’s listing maintenance standards requiring minimum bid price and listed security market value. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Non-compliance with certain agreements could have a material adverse impact on our financial position.

In addition to our Microsoft OEM Distribution Agreement described above, we have entered into agreements with third parties with respect to which non-compliance could have a material adverse impact on our financial position. Most notable is a lease entered into in February 2004 for our new corporate headquarters, and an amendment entered into that same time for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we are not required to make any cash lease payments during 2004. However, in the event we were to default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under both leases. The total cash payments forgiven in 2004 is expected to be $2.6 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements.

We may be subject to product liability claims that could result in significant costs.

Our license and warranty agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products, particularly our now-discontinued Power Handheld hardware product, and services entail the risk of such claims, and we may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed or fall outside the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

Unexpected fluctuations in our operating results could cause our stock price to decline.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. Because our business has shifted over the past two years from a business model based largely on tools consulting for Microsoft to a more broad-based supplier of software and services to smart device makers, we believe that period-to-period comparisons of our operating results are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Factors That May Affect Future Results” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2004 and 2003, we continued our efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese operations. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products, including our decision to discontinue the manufacturing of the Power Handheld device. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. Furthermore, the implementation of such measures has placed, and may continue to place, a significant strain on our managerial, operational, financial, employee and other resources. Additionally, the restructurings may negatively affect our recruiting and retention of important employees. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we find that our planned reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional cost reduction measures.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle is typically three to nine months because the expense and complexity of our software and service offerings generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The timing of budget cycles; and

•	The timing of customers’ competitive evaluation processes.

In addition, to successfully sell our software and service offerings, we must frequently educate our potential customers about the full benefits of our software and services, which can require significant time. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue which could cause our quarterly results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and services or even cause them to terminate their relationships with us, and also could increase the credit risk of those customers. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. While we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business.

Our software, service and hardware offerings, including the now-discontinued Power Handheld device, could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our products and services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification against potential claims that the technology we license from third parties infringes the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our solutions. There can be no assurance that infringement or invalidity claims related to the products and services we provide or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors with respect to the products we develop have or are affiliated with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims, as the number of products and competitors in the software industry grows and the functionality of products in different industry segments overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work. These patents, if issued, may not provide sufficiently broad protection or they may not prove to be enforceable against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us. We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license many of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business. The computer software market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive, and involves a significant diversion of resources and uncertainty of outcome. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could harm our business and operating results.

Our software or hardware products or the third-party hardware or software integrated with our products may suffer from defects or errors that could impair our ability to sell our products and services.

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to Power Handheld devices distributed prior to discontinuance, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could harm our business.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Foreign operations generated approximately 7% of our total revenue in the three months ended June 30, 2004 and 2003, and 4% and 8% for the six months ended June 30, 2004 and 2003, respectively. Our international operations expose us to a number of risks, including the following:

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

As we increase the amount of software and service development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.

During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India, to take advantage of the high-quality, low-cost software development resources found in some developing countries. To date we have limited experience in managing software development done in non-U.S. locations. Moving portions of our development contracts to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the amount of revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have been required to implement reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

Our senior management has experienced significant turnover and change of job function, which could disrupt our business and operations.

Since June 2003, there have been numerous changes in our senior management team. On June 17, 2003, we announced the departures of James R. Ladd, Senior Vice President of Finance & Operations and Chief Financial Officer, and Kent A. Hellebust, Senior Vice President of Marketing & Product Management. On that same date, we announced that Nogi Asp was promoted from Director of Finance to Vice President of Finance and Chief Financial Officer. On July 24, 2003, we announced that one of our founders, William T. Baxter, resigned as Chairman of the Board and Chief Executive Officer. Mr. Baxter remained as a member of our Board of Directors and our Chief Technology Officer until January 12, 2004, when we announced that Mr. Baxter resigned those positions. On July 24, 2003 we also announced that Brian T. Crowley, our then Vice President of Product Development, was appointed by our Board of Directors to succeed Mr. Baxter as Chief Executive Officer and to serve on our Board. On December 17, 2003, we announced the hiring of Carey Butler to lead our Professional Engineering Services organization. On January 5, 2004, we announced that Mr. Asp had left the company and that Scott C. Mahan had been appointed as our new Chief Financial Officer.

Because of these management departures, additions and changes in roles, our current management team has not worked together in their current positions for a significant length of time and may not be able to work together effectively in these new positions to successfully develop and implement business strategies. In addition, as a result of these management changes, management may need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. Mr. Crowley and Mr. Mahan, in particular, will need to successfully meet the increased internal and external challenges and responsibilities of their new positions. All members of our management team will need to overcome the challenges created by any vacancies in our senior management positions that remain unfilled. If our management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2004 or 2003 was not material.

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

Except as discussed below, there has been no change in our internal control over financial reporting during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described elsewhere in this report, there are provisions within our OEM Distribution Agreement with Microsoft Corporation that require us to maintain certain internal records and processes for royalty reporting and license inventory accounting. Non-compliance with these requirements could result in the termination of the OEM Distribution Agreement. Microsoft recently concluded an audit of our royalty reporting and inventory accounting for the period 1998 through 2003 described elsewhere in this report. In conjunction with the audit and review of our underlying controls and processes, we have strengthened certain controls and processes for royalty reporting and license inventory accounting and are continuing to review these controls and processes to ensure continued compliance with the OEM Distribution Agreement.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. It is anticipated that any potential financial obligation by us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any direct payment by us. The settlement agreement has not yet been executed. The agreement will be subject to approval by the court, which cannot be assured. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2004, the following item was voted on at the Annual Meeting of Shareholders:

Proposal 1: Election of Directors. Three Class I directors were elected at our 2004 Annual Meeting for three-year terms ending in 2007 by the vote set forth below:

	Shares	Shares
Nominee	For	Withheld
Scot E. Land.	32,103,902	873,613
William L. Larson	32,090,802	886,713
Elliott H. Jurgensen, Jr.	32,106,475	871,040

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

     On April 22, 2004, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

/S/ Brian T. Crowley

Date: August 6, 2004	Brian T. Crowley President and Chief Executive Officer

/S/ Scott C. Mahan

Date: August 6, 2004	Scott C. Mahan
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