Form 10-Q
period 2004-09-30
BSQUARE CORP /WA
filed 2004-11-05
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to.

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 110th Avenue NE, Suite 200,
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

As of October 31, 2004, there were 37,935,199 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 6. Exhibits	41
EXHIBIT 10.18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,415	$5,700
Restricted cash	1,457	3,906
Short-term investments	4,050	8,139
Accounts receivable, net	5,842	6,263
Current assets of discontinued operations	—	2,401
Prepaid expenses and other current assets	511	856

Total current assets	19,275	27,265
Furniture, equipment and leasehold improvements, net	863	640
Restricted cash	1,200	—
Non-current assets of discontinued operations	—	1,660
Other assets	—	548

Total assets	$21,338	$30,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,629	$3,541
Accrued compensation	1,082	1,063
Accrued restructuring costs	388	1,433
Other accrued expenses	4,216	3,592
Deferred revenue	549	1,146

Total current liabilities	8,864	10,775
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares; issued and outstanding, 37,935,199 shares as of September 30, 2004 and 37,503,176 shares as of December 31, 2003	118,171	117,889
Accumulated other comprehensive loss	(410)	(392)
Accumulated deficit	(105,287)	(98,159)

Total shareholders’ equity	12,474	19,338

Total liabilities and shareholders’ equity	$21,338	$30,113

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Software	$8,138	$7,101	$21,840	$19,570
Service	2,431	2,307	8,150	7,287

Total revenue	10,569	9,408	29,990	26,857

Cost of revenue:
Software	6,407	5,002	16,960	14,566
Service	1,859	2,441	6,097	7,317

Total cost of revenue	8,266	7,443	23,057	21,883

Gross profit	2,303	1,965	6,933	4,974
Operating expenses:
Selling, general and administrative	2,119	2,684	7,319	9,719
Research and development	234	97	579	1,640
Impairment of goodwill and other intangible assets	—	—	—	435
Restructuring and related charges (credits)	—	360	40	(2,416)

Total operating expenses	2,353	3,141	7,938	9,378

Loss from operations	(50)	(1,176)	(1,005)	(4,404)
Other income, net	89	735	187	954

Income (loss) from continuing operations before income taxes	39	(441)	(818)	(3,450)
Income tax provision	—	(40)	—	(69)

Income (loss) from continuing operations	39	(481)	(818)	(3,519)
Income (loss) from discontinued operations	169	(2,488)	(6,310)	(6,792)

Net income (loss)	$208	$(2,969)	$(7,128)	$(10,311)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.07)	(0.17)	(0.18)

Basic income (loss) per share	$0.01	$(0.08)	$(0.19)	$(0.28)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.01)	$(0.02)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.07)	(0.17)	(0.18)

Diluted income (loss) per share	$0.01	$(0.08)	$(0.19)	$(0.28)

Shares used in calculation of income (loss) per share:
Basic	37,933	37,323	37,798	37,179

Diluted	38,366	37,323	37,798	37,179

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,128)	$(10,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	1,073
Write down of investments	—	78
Impairment and restructuring charges of discontinued operations	3,069	—
Decrease of assets of discontinued operations	781	385
Restructuring and related charges (credits)	40	(2,416)
Gain on sale of investments	—	(627)
Impairment of goodwill	—	435
Issuance of common stock warrants	—	332
Other	14	114
Changes in operating assets and liabilities:
Restricted cash	1,249	(552)
Income tax receivable	—	2,779
Accounts receivable, net	421	(18)
Prepaid expenses and other current assets	345	944
Other assets	548	1,836
Accounts payable and accrued expenses	(1,143)	(8,109)
Deferred revenue	(597)	277

Net cash used in operating activities	(1,906)	(13,780)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(795)	(116)
Maturity of short-term investments, net	4,089	10,714
Proceeds from the sale of equipment	63	—
Proceeds from the sale of investments	—	759

Net cash provided by investing activities	3,357	11,357
Cash flows from financing activities:
Proceeds from exercise of stock options	282	232

Net cash provided by financing activities	282	232
Effect of exchange rate changes on cash	(18)	112

Net increase (decrease) in cash and cash equivalents	1,715	(2,079)
Cash and cash equivalents, beginning of period	5,700	11,041

Cash and cash equivalents, end of period	$7,415	$8,962

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at September 30, 2004 and its operating results and cash flows for the three and nine months ended September 30, 2004 and 2003. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, estimates of progress on professional service arrangements, loss contract accruals and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and the quarterly reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2004	2003
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	100%	170%
Risk-free interest rate	3.1%	2.7%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net income or net loss would have been had the Company accounted for its stock options under the provisions of SFAS No. 123 and SFAS No. 148 (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$208	$(2,969)	$(7,128)	$(10,311)
Compensation expense recognized under APB 25	—	7	—	15
Pro forma employee compensation expense under SFAS 123 and SFAS 148	(364)	(397)	(1,385)	(112)

Pro forma net loss	$(156)	$(3,359)	$(8,513)	$(10,408)

Basic income (loss) per share, as reported	$0.01	$(0.08)	$(0.19)	$(0.28)

Diluted income (loss) per share, as reported	$0.01	$(0.08)	$(0.19)	$(0.28)

Pro forma basic and diluted loss per share	$(0.00)	$(0.09)	$(0.23)	$(0.28)

Shares used to calculate pro forma basic and diluted loss per share	37,933	37,323	37,798	37,179

On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment (FASB 123R), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005 . Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.

The Company would be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.

The FASB has tentatively concluded that companies could adopt the new standard in one of two ways:

•	Modified prospective transition method (the method proposed in the Exposure Draft). A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date.

Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes).

•	Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied.

The FASB plans to issue a final statement on or around December 15, 2004. Management is currently evaluating the potential impact of this pronouncement.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, such as stock options and warrants, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

The following table reconciles the denominator used for basic income (loss) per share to the denominator used for diluted income (loss) per share (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Denominator for basic income (loss) per share	37,933	37,323	37,798	37,179
Effect of dilutive securities:
Employee stock options	433	—	—	—
Warrants	—	—	—	—

Dilutive common shares	433	—	—	—
Denominator for diluted income (loss) per share	38,366	37,323	37,798	37,179

As of September 30, 2004 and 2003, there were stock options and warrants outstanding to acquire 6,928,398 and 4,889,806 common shares, respectively, that were excluded from the computation of diluted income (loss) per share because their effect was antidilutive.

2. Discontinued Operations and Restructuring and Related Charges (Credit)

Restructuring and related charges (credits) included in income (loss) from continuing operations include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Employee separation	$—	$175	$—	$375
Excess facilities	—	—	—	286
Change in estimate due to effect of lease termination agreements	—	—	—	(3,536)
Impairment of assets	—	—	30	—
Other charges	—	185	10	459

Total restructuring and related charges (credits)	$—	$360	$40	$(2,416)

In the first quarter of 2004, $30,000 in assets related to the Company’s now closed Japan operation and $10,000 of related charges were charged to restructuring expense.

Restructuring and impairment charges (credits) included in income (loss) from discontinued operations include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Employee separation, net of adjustments	$(5)	$—	$194	$—
Impairment of assets, net of adjustments	(241)	—	2,757	—
Other charges (credits), net of adjustments	(54)	—	118	—

Total restructuring and impairment charges (credits)	$(300)	$—	$3,069	$—

During the second quarter of 2004, the Company’s Board of Directors decided to discontinue the Company’s hardware business unit, resulting in a $3.3 million charge in that quarter, of which $1.8 million related to the impairment of inventory, $608,000 related to the impairment of tooling, $585,000 related to the impairment of prepaid software licenses used in the Company’s Power Handheld device, $120,000 related to severance for eight employees terminated, representing 7% of the Company’s then remaining workforce, and $162,000 related to other charges.

During the third quarter of 2004, the Company was able to sell some of the inventory written-off in the second quarter of 2004 for more than originally anticipated, resulting in an adjustment to the impairment of assets charge. Certain costs associated with disposition of the hardware tooling were ultimately determined to be less than anticipated in the second quarter of 2004 resulting in an adjustment to other charges in the third quarter of 2004. Remaining liabilities related to the discontinued hardware business unit, totaling $155,000 as of September 30, 2004.

During the first quarter of 2004, the Company eliminated ten positions in the hardware business, representing 7% of the Company’s then remaining workforce. The Company incurred severance of $79,000, paid in April 2004, and $10,000 of related charges.

The following table provides a rollforward of accrued restructuring costs (in thousands):

	Employee
	Separation	Excess	Other
	Costs	Facilities	Charges	Total
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charges for the nine months ended September 30, 2004:
Charge included in income (loss) from continuing operations	—	—	10	10
Charge included in income (loss) from discontinued operations, net of adjustments	194	—	118	312
Cash payments	(240)	(916)	(211)	(1,367)

Balance, September 30, 2004	$7	$305	$76	$388

A reconciliation of income (loss) from discontinued operations for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Hardware revenue	$(6)	$—	$890	$—
Cost of hardware revenue	—	—	1,538	—

Gross profit	(6)	—	(648)	—
Operating expenses	125	2,355	2,326	6,392
Amortization of intangible assets	—	133	267	400
Restructuring and related charges (credits)	(59)	—	312	—
Impairment of assets	(241)	—	2,757	—

Income (loss) from discontinued operations	$169	$(2,488)	$(6,310)	$(6,792)

Included in operating expenses of the discontinued operations was $263,000 for the three months ended September 30, 2003, and $74,000 and $678,000 for the nine months ended September 30, 2004 and 2003, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods. There were no such allocations in the three months ended September 30, 2004.

3. Other Intangible Assets

The Company’s intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2003
		Accumulated
	Gross	Amortization	Net
Developed technology	$1,600	$(1,333)	$267

Developed technology was amortized over its estimated useful life of thirty-six months and was fully amortized as of June 30, 2004. Amortization expense for the nine months ended September 30, 2004 was $267,000, and was $146,000 and $438,000 for the three and nine months ended September 30, 2003, respectively. Intangible assets, net, were included in non-current assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2003. Amortization expense for all periods was included in loss from discontinued operations as the developed technology related to the Company’s discontinued hardware business.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments and unrealized gains on investments.

Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$208	$(2,969)	$(7,128)	$(10,311)
Foreign currency translation gain (loss)	(14)	189	(18)	112
Realized gains included in net loss	—	(203)	—	—

Comprehensive income (loss)	$194	$(2,983)	$(7,146)	$(10,199)

5. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan.

In 2002, the Company agreed to certain early lease termination fees related to its corporate headquarters in Bellevue, Washington of which $285,000, payable in October 2004, remained outstanding at September 30, 2004. In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event the Company were to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. The amount of forgiven payments reduces over time in accordance with the underlying agreements. Cash payments to be forgiven in 2004 are expected to be $2.6 million. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

As described above, there are no cash payments due for the former or new corporate headquarters facility in 2004 other than the early lease termination fee described above. The aggregate cash payments for non-headquarter leases in the three and nine months ended September 30, 2004 were $29,000 and $142,000, respectively. Non-cash expense related to our corporate headquarters in the three and nine months ended September 30, 2004 was $94,000 and $282,000, respectively. Rental expense in the three and nine months ended September 30, 2003 was $667,000 and $1.9 million, respectively.

As of September 30, 2004, the Company had $2.7 million pledged as collateral for bank letters of credit issued to secure lease obligations, $1.5 million of which will terminate in the fourth quarter of 2004. During the third quarter of 2004, the Company issued a $1.2 million letter of credit under the terms of its new corporate headquarters facility lease. The pledged cash supporting outstanding letters of credit is recorded as restricted cash in the accompanying consolidated balance sheets.

Contractual commitments at September 30, 2004 were as follows (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Early lease termination fees	$285	$—	$—	$—	$—	$—	$285
Operating leases	12	8	—	—	—	—	20
Severance and other	83	—	—	—	—	—	83

Total	380	8					388
Operating leases	28	787	769	776	784	4,813	7,957

Total commitments	$408	$795	$769	$776	$784	$4,813	$8,345

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

The plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. The Company cannot predict whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Microsoft Audit

The Company has an OEM Distribution Agreement with Microsoft Corporation, which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a substantial majority of the Company’s revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of the Company’s internal records and processes by Microsoft and its representatives. The Company underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that the Company had correctly reported royalties during the audit period but that the Company could not account for all license inventory that the Company had received from Microsoft’s authorized replicators. While the Company believes that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, the Company ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for the nine months ended September 30, 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005.

6. Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

7. Related Party Transactions

During the second quarter of 2003, the Company hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, the Company incurred approximately $355,000 of consulting fees in 2003.

In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company onsite consulting services. For the three and nine months ended September 30, 2004, the Company incurred expenses of approximately $34,000 and $149,000 under this consulting agreement, respectively, and approximately $46,000 for the three and nine months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

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

Up until recently, we were also in the business of manufacturing and distributing our own proprietary hardware device, called the Power Handheld, which was sold to telecommunication carriers. During the second quarter of 2004, we decided to discontinue this hardware business and end the manufacturing of the Power Handheld device. We had previously announced that we were exploring strategic alternatives for the hardware business unit. This decision resulted in a charge of $3.3 million in the second quarter of 2004 relating to asset impairment and restructuring costs. The hardware business segment is reported as a discontinued operation in our financial results.

Critical Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments described below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue from software and service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We recognize revenue upon shipment provided that no significant obligations remain on our part. We also enter into arrangements in which a customer purchases a combination of software licenses, post-contract customer support or maintenance (“PCS”), and/or professional services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the three and nine months ended September 30, 2004 and 2003. Our historical operating results are not necessarily indicative of future results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Software	77%	75%	73%	73%
Service	23	25	27	27

Total revenue	100	100	100	100

Cost of revenue:
Software	61	53	57	54
Service	17	26	20	27

Total cost of revenue	78	79	77	81

Gross profit	22	21	23	19

Operating expenses:
Selling, general and administrative	20	29	24	36
Research and development	2	1	2	6
Impairment of goodwill and other intangible assets	—	—	—	2
Restructuring and related charges (credits)	—	4	—	(9)

Total operating expenses	22	34	26	35

Loss from operations	—	(13)	(3)	(16)
Other income, net	1	8	1	4

Income (loss) from continuing operations before income taxes	1	(5)	(3)	(13)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1	(5)	(3)	(13)
Income (loss) from discontinued operations	1	(26)	(21)	(25)

Net income (loss)	2%	(32)%	(24)%	(38)%

Revenue

Total revenue consists of sales of software and professional services to smart device makers. Software revenue consists primarily of the resale of third-party software, along with sales of our own proprietary software products and royalties from our software development tool products, debugging tools and applications and smart device reference designs. Service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, training and charges for rebillable expenses.

Total revenue was $10.6 million and $9.4 million in the three months ended September 30, 2004 and 2003, respectively, representing an increase of 12%. Total revenue was $30.0 million and $26.9 million in the nine months ended September 30, 2004 and 2003, respectively, representing an increase of 12%. The changes in revenue are discussed in detail below.

Revenue from customers located outside of the United States was $1.3 million and $1.6 million in the three months ended September 30, 2004 and 2003, respectively, representing a decrease of 19%. In the nine months ended September 30, 2004 and 2003, revenue from customers located outside the United States was $4.5 million and $4.2 million, respectively, representing an increase of 7%. These amounts include revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers. The decrease in international revenue in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily driven by a decrease in revenue attributable to our now closed Japan operation, offset by an increase in revenue attributable to our Taiwan operation. There was no revenue attributable to our now closed Japan operation in the three months ended September 30, 2004, compared to $275,000 in the three months ended September 30, 2003. The increase in international revenue in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily driven by an increase in revenue attributable to our Taiwan operation. Revenue attributable to our Taiwan operation was $437,000 and $172,000 in the three months ended September 30, 2004 and 2003, respectively, and $1.2 million and $596,000 in the nine months ended September 30, 2004 and 2003, respectively.

Software revenue

Software revenue for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Software revenue:
Third-party software	$7,503	$5,993	$19,821	$17,398
BSQUARE proprietary software	635	1,108	2,019	2,172

Total software revenue	$8,138	$7,101	$21,840	$19,570

Software revenue as a percentage of total revenue	77%	75%	73%	73%

Third-party software revenue as a percentage of total software revenue	92%	84%	91%	89%

The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue relates to sales of our SDIO Now! software product.

Software revenue was $8.1 million and $7.1 million in the three months ended September 30, 2004 and 2003, respectively, representing an increase of 15%. The increase was almost entirely due to increased sales of Microsoft embedded software, offset by a decrease in sales of our proprietary software products, specifically SDIO Now!. Revenue related to our SDIO Now! software product was $578,000 in the third quarter of 2004, as compared to $946,000 in the third quarter of 2003, $470,000, of which represented previously deferred software revenue recognized upon the establishment of VSOE. In the nine months ended September 30, 2004 and 2003, software revenue was $21.8 million and $19.6 million, respectively, representing a 12% increase. The increase was due primarily to increased sales of Microsoft embedded software. The increases in revenue of Microsoft embedded software in both the three and nine months ended September 30, 2004 is a result of increased momentum in the sales channel, in particular in a few of our major accounts. We expect third-party software sales to continue to be a significant percentage of our software revenue.

Service revenue

Service revenue was $2.4 million and $2.3 million in the three months ended September 30, 2004 and 2003, respectively, representing an increase of 5%. In the nine months ended September 30, 2004 and 2003, service revenue was $8.2 million and $7.3 million, respectively, representing a 12% increase. Service revenue represented 23% and 25% of total revenue for the three months ended September 30, 2004 and 2003, respectively, and 27% for both the nine months ended September 30, 2004 and 2003. The increase was due primarily to an increased number of service projects delivered to a large customer as well as improvements in our service business in the areas of pricing and contract management.

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

The following table outlines software, services and total gross profit (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Software gross profit	$1,731	$2,099	$4,880	$5,004
As a percentage of software revenue	21%	30%	22%	26%
Service gross profit	$572	$(134)	$2,053	$(30)
As a percentage of service revenue	24%	(6)%	25%	—%
Total gross profit	$2,303	$1,965	$6,933	$4,974
As a percentage of total revenue	22%	21%	23%	19%

Software gross profit

Software gross profit as a percentage of software revenue was 21% and 30% in the three months ended September 30, 2004 and 2003, respectively, and 22% and 26% in the nine months ended September 30, 2004 and 2003, respectively. The decrease in the software gross profit percentage in both the three and nine months ended September 30, 2004 as compared to the prior year is primarily due to the increase in third-party software revenue as a percentage of total software revenue. Third-party software revenue generates a much lower profit margin than BSQUARE proprietary software. We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, software gross profit is likely to remain relatively low in the foreseeable future.

Service gross profit

Service gross profit as a percentage of service revenue was 24% and (6)% in the three months ended September 30, 2004 and 2003, respectively, and 26% and —% in the nine months ended September 30, 2004 and 2003, respectively. The overall improvement in gross profit is attributable to improvements in our services business resulting in increased service revenue, improved resource utilization, pricing and contract management. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, decreased in 2004 as compared to 2003 due to facilities restructuring initiatives.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as travel and entertainment and professional fee costs.

Selling, general and administrative expenses were $2.1 million and $2.7 million in the three months ended September 30, 2004 and 2003, respectively, representing a decrease of 22%. Selling, general and administrative expenses represented 20% and 29% of total revenue in the three months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses were $7.3 million and $9.7 million, respectively, representing a decrease of 25%. Selling, general and administrative expenses represented 24% and 36% of total revenue for the nine months ended September 30, 2004 and 2003, respectively. The overall decreases in selling, general and administrative operating expenses were due primarily to restructuring initiatives that reduced personnel and facilities costs during the latter half of 2003 and into 2004, offset by costs of $310,000 related to the audit of our royalty reporting and licensing inventory accounting under our OEM Distribution Agreement with Microsoft Corporation included in selling, general and administrative expenses in the nine months ended September 30, 2004.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the hardware business unit, which are included in loss from discontinued operations.

Research and development expenses were $234,000 and $97,000 in the three months ended September 30, 2004 and 2003, respectively, representing an increase of $137,000 or 141%. As a percentage of total revenue, research and development expenses were 2% and 1% in the three months ended September 30, 2004 and 2003, respectively. In the third quarter of 2004, we increased our research and development workforce coinciding with our increased focus on proprietary products initiatives accounting for the year-over-year increase. In the nine months ended September 30, 2004 and 2003, research and development expenses were $579,000 and $1.6 million, respectively, representing a decrease of 65%. As a percentage of total revenue, research and development expenses were 2% and 6% in the nine months ended September 30, 2004 and 2003, respectively. The decrease in research and development expenses for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was due to reductions made in the first half of 2003 in our developer workforce targeting proprietary software products as well as reductions in our facilities costs. Specifically, we terminated a number of proprietary products and associated development efforts in 2003 and, consequently, terminated a number of personnel associated with these products. We plan to continue to invest in developing proprietary products over the coming quarters and expect research and development expense to increase.

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

In March 2003, $300,000 and 129,729 shares of common stock (together, the “Escrow Consideration”) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the “Sellers”). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to eliminate all telematics personnel and no longer pursue such work, we recorded an impairment charge for the entire value of the Escrow Consideration in the first quarter of 2003. There were no such charges in the nine months ended September 30, 2004.

Restructuring and related charges (credits)

Restructuring and impairment charges (credits) included in income (loss) from continuing operations include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Employee separation	$—	$175	$—	$375
Excess facilities	—	—	—	286
Change in estimate due to effect of lease termination agreements	—	—	—	(3,536)
Impairment of assets	—	—	30	—
Other charges	—	185	10	459

Total restructuring and impairment charges (credits)	$—	$360	$40	$(2,416)

In the first quarter of 2004, $30,000 in assets related to the now closed Japan operation and $10,000 of related charges were charged to restructuring expense.

During the second quarter of 2003, we announced a reduction in workforce of 16 employees, approximately 8% of our then remaining workforce. These reductions resulted from the curtailment of certain product offerings. In connection with this headcount reduction, we paid approximately $200,000 in severance and other benefits in the second quarter of 2003.

Additionally, in the second quarter of 2003, we entered into a lease termination agreement with the landlord of our former Sunnyvale, California facility. This lease termination resulted in accelerated cash payments of approximately $698,000 made during the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180%, estimated based on the two-year average volatility of our common stock price, and an expected life of five years. In addition, we entered into a letter of intent with the landlord of our San Diego, California facility to terminate the existing lease, resulting in accelerated cash payments of approximately $300,000 made in July 2003. These arrangements resulted in a change in estimate of our obligation for future minimum lease payments of $3.5 million recorded in the second quarter of 2003.

Restructuring and related charges (credits) included in income (loss) from discontinued operations include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Employee separation, net of adjustment	$(5)	$—	$194	$—
Impairment of assets, net of adjustment	(241)	—	2,757	—
Other charges (credits), net of adjustment	(54)	—	118	—

Total restructuring and impairment charges (credits)	$(300)	$—	$3,069	$—

During the first quarter of 2004, we eliminated ten positions in the hardware business unit, representing 7% of our then remaining workforce. We incurred severance of $79,000, paid in April 2004, and $20,000 of related charges.

As discussed above, during the second quarter of 2004, we decided to discontinue our hardware business. As a result of the decision to discontinue the hardware business unit, we recorded a $3.3 million charge in the second quarter of 2004, of which $1.8 million related to the impairment of inventory, $608,000 related to the impairment of tooling, $585,000 related to the impairment of software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of our then remaining workforce, and $162,000 related to other charges.

During the third quarter of 2004, we were able to sell some of the inventory written-off in the second quarter of 2004 for more than originally anticipated, resulting in an adjustment to the impairment of assets charge. Certain costs associated with disposition of the hardware tooling were ultimately determined to be less than anticipated in the second quarter of 2004 resulting in an adjustment to other charges in the third quarter of 2004. Remaining liabilities related to the discontinued hardware business unit, totaling $155,000 as of September 30, 2004 are included in accrued restructuring costs and other accrued liabilities.

The following table provides a rollforward of accrued restructuring costs (in thousands):

	Employee
	Separation	Excess	Other
	Costs	Facilities	Charges	Total
Balance, December 31, 2003	$53	$1,221	$159	$1,433
Charges for the nine months ended September 30, 2004:
Charge included in income (loss) from continuing operations	—	—	10	10
Charge included in income (loss) from discontinued operations, net of adjustments	194	—	118	312
Cash payments	(240)	(916)	(211)	(1,367)

Balance, September 30, 2004	$7	$305	$76	$388

Other income, net

Other income, net was $89,000 and $735,000 in the three months ended September 30, 2004 and 2003, respectively, and $187,000 and $954,000 in the nine months ended September 30, 2004 and 2003, respectively. The decrease from 2003 was primarily due to the sale of investments for a gain of $627,000 in September 2003 as well as lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash in operations.

Income (loss) from discontinued operations

During the second quarter of 2004, we decided to discontinue our hardware business and, consequently, the results of its operations have been accounted for and presented as a discontinued operation. A reconciliation of the income (loss) from discontinued operations for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Hardware revenue	$(6)	$—	$890	$—
Cost of hardware revenue	—	—	1,538	—

Gross profit	(6)	—	(648)	—
Operating expenses	125	2,355	2,326	6,392
Amortization of intangible assets	—	133	267	400
Restructuring and related charges (credits)	(59)	—	312	—
Impairment of assets	(241)	—	2,757	—

Income (loss) from discontinued operations	$169	$(2,488)	$(6,310)	$(6,792)

Included in operating expenses of the discontinued operations are $263,000 for the three months ended September 30, 2003, and $82,000 and $678,000 for the nine months ended September 30, 2004 and 2003, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods. There were no such allocation in the three months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had $14.1 million of cash, cash equivalents, restricted cash, and short-term investments compared to $17.7 million at December 31, 2003. Specifically, we had $11.4 million of unrestricted cash and $2.7 million of restricted cash as of September 30, 2004. Our restricted cash balance relates to securitization of lease obligations associated with our former and current corporate headquarter leases. $1.5 million of the restricted cash balance as of September 30, 2004 is expected to become unrestricted during the fourth quarter of 2004. Our working capital at September 30, 2004 was $10.4 million compared to $16.5 million at December 31, 2003. The decrease in working capital was primarily due to the decrease in overall cash balances used to fund operating losses for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, net cash used in operating activities was $1.9 million, primarily attributable to our net loss of $7.1 million during that period. The use of cash attributable to our net loss was largely offset by a $3.1 million non-cash impairment charge related to the discontinuation of our hardware business unit and a $1.2 million decrease in restricted cash related to planned reductions in letters of credit supporting our corporate headquarters facility lease.

During the nine months ended September 30, 2003, net cash used in operating activities was $13.8 million, primarily due to our net loss of $10.3 million during that period and the payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of 2003 of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute.

Investing activities provided cash of $3.4 million in the nine months ended September 30, 2004 and $11.4 million in the nine months ended September 30, 2003. Investing activities in 2004 included $4.1 million provided by maturities of short-term investments and $795,000 used primarily for the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters. Investing activities in 2003 included $10.7 million provided by maturities of short-term investments and $116,000 used for purchases of leasehold improvements and capital equipment.

Financing activities generated $282,000 and $232,000 in the nine months ended September 30, 2004 and 2003, respectively, as a result of employees’ exercise of stock options.

In addition to cash that may be necessary to fund future operating activities, we have the following future cash commitments:

•	As of September 30, 2004 we had approximately $155,000 of remaining warranty, severance and other liabilities related to our discontinued hardware business. We intend to provide full warranty support for devices previously sold and believe that our accrual for such obligation is adequate;

•	We have an OEM Distribution Agreement with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a substantial majority of our revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of our internal records and processes by Microsoft and its representatives. We underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for the nine months ended September 30, 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005;

•	As of September 30, 2004, we had $305,000 in accrued excess facilities commitments. Significantly all of this amount relates to one remaining lease restructuring payment commitment on our former headquarters lease which will be made in the fourth quarter of 2004;

•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which is scheduled to terminate on December 31, 2004, provides that no cash lease payments will be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provides that no cash lease payments will be made during 2004. However, in the event that we were to default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under both leases. Cash payments forgiven in 2004 are expected to be $2.6 million. The amount of the forgiven payments that the landlord has the ability to demand payment for reduces over time in accordance with the underlying agreements; and

•	Our other principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; Eden Prairie, Minnesota; San Diego, California; and Taipei, Taiwan. The annual obligations under all of these leases are detailed in the table below.

Contractual commitments at September 30, 2004 were as follows (in thousands):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total
Restructuring-related commitments:
Early lease termination fees	$285	$—	$—	$—	$—	$—	$285
Operating leases	12	8	—	—	—	—	20
Severance and other	83	—	—	—	—	—	83

Total	380	8					388
Operating leases	28	787	769	776	784	4,813	7,957

Total commitments	$408	$795	$769	$776	$784	$4,813	$8,345

Under the terms of our current and former headquarter operating leases, we are not making cash payments during calendar 2004 for either facility. We will begin making cash rent payments on our current headquarters lease beginning in January 2005. These payments are expected to be approximately $190,000 per quarter.

While we did report net income for the third quarter of 2004, we have not been profitable on a year-to-date basis and have reported operating losses for some time. Additionally, we have significant future cash commitments as described above. If our revenue declines and/or our expenses increase or can not be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next 12 months. See “Factors That May Affect Future Results” for a description of certain risks and uncertainties that we face.

Related Party Transactions

During the second quarter of 2003, we hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, we incurred approximately $355,000 of consulting fees in 2003.

In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this consulting agreement, Mr. Bibeault provides us onsite consulting services. For the three and nine months ended September 30, 2004, we incurred expenses of approximately $34,000 and $149,000 under this agreement, respectively, and approximately $46,000 for the three and nine months ended September 30, 2003.

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

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected. Microsoft has audited our records under this Agreement in the past and may do so again in the future.

We have an OEM Distribution Agreement (ODA) with Microsoft Corporation which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If our ODA was terminated, our software revenue would decrease significantly. Moreover, if our ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Our ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in September 2004.

Additionally, there are provisions within the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of our ODA. We underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for the nine months ended September 30, 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005. It is possible that future audits could result in additional charges in future periods.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margin is relatively low. If the margin in this business erode, our results will be negatively impacted. In addition, this business experiences seasonality.

The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low. There are three competitors which also sell Embedded Windows licenses to substantially the same customer base in North America, which can create additional downward pressure on gross profit margin. Our gross profit margin on the resale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures. Additionally, Microsoft offers us, and our competitors, largely volume-based rebates which have the effect of increasing our software gross profit. If Microsoft were to reduce or eliminate these rebate programs, our gross profit would be negatively impacted. Finally, the revenue associated with the Microsoft Embedded operating system sales is seasonal in nature. Due primarily to customer ordering patterns, revenue generated in the first quarter of each year can generally be expected to be lower than other quarters.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and margin could suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices. Microsoft provides referrals of some of those customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of and upgrades to Windows Embedded and Windows Mobile software in order to facilitate timely development and shipment of our software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase.

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margin and loss of market share.

The market for Windows-based software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of market share, which would harm our business. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions;

•	Professional engineering service firms such as Vibren and Intrinsyc as well as off-shore development companies; and

•	Software and component distributors such as Venturcom, Arrow and Avnet.

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

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our gross profit margin could suffer.

As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, faxing, hardware-support packages and quality-assurance tools. The ability of our customers or potential customers to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers and potential customers might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our gross profit margin.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software products provide the company with much higher gross profit margin than we typically receive from the third party software products that we sell and from our professional service offerings. Increasing the number of proprietary products we sell is an important part of our growth strategy. The amount and percentage of revenue attributable to sales of our proprietary software products has decreased over the last three years due to a more competitive marketplace, changing technological needs and the elimination of certain proprietary software products which were determined to be unprofitable and non-competitive. Our ability to maintain and grow the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There is no guarantee we will be able to maintain and grow the number of proprietary products that we sell which could negatively impact revenue and gross profit margin.

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

During the three months ended September 30, 2004 and 2003, sales of our proprietary software products comprised 8% and 16% of our software revenue, respectively, and 9% and 11% in the nine months ended September 30, 2004 and 2003, respectively. These software products carry much higher gross profit margin than third-party software products, which we resell to our customers. To the extent sales of our SDIO Now! product, and other proprietary software products, were to decline, our gross profit margin would be adversely impacted and our business would suffer.

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

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

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

Our revenue may flatten or decline and we may not be able to sustain profitability in accordance with our current plans.

While the company did report net income in the third quarter of 2004, we are not profitable on a year-to-date basis and have generated net losses in every quarter since the first quarter of 2001. If our revenue continues to decline or remains flat and/or our expenses increase or cannot be maintained proportionately, we will experience additional losses and will be required to use our existing cash to fund operations. We expect that our expenses will continue to be substantial in the foreseeable future, and, may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.

If our stock price does not increase, we will likely be delisted from the NASDAQ National Market.

During the first nine months of 2004 and throughout 2003 and 2002, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. On July 1, 2004, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through December 28, 2004, to regain compliance with the requirement. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

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

Unexpected fluctuations in our operating results could cause our stock price to decline further.

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

Foreign operations generated approximately 4% and 5% of our total revenue in the three months ended September 30, 2004 and 2003, respectively, and 4% and 7% for the nine months ended September 30, 2004 and 2003, respectively. Our international operations expose us to a number of risks, including the following:

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

During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India, to take advantage of the high-quality, low-cost software development resources found in some developing countries. Additionally, we have plans to increase the development activity both in our Taiwan operation and other non-US locations. To date we have limited experience in managing software development done in non-U.S. locations. Moving portions of our development contracts to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the amount of revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have been required to implement reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners, and our management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

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

We may incur substantial costs to comply with the requirements of the Sarbanes-Oxley act of 2002.

The Sarbanes-Oxley Act of 2002 introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We expect to dedicate significant time and resources during fiscal 2005 to ensure compliance. The costs to comply with these requirements could be significant and adversely affect our consolidated operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the nine months ended September 30, 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, our net loss would have been increased by approximately $1.4 million. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 1 of Notes to Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans. If we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2004 and 2003 was not material.

Item 4. Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting during our third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The plaintiffs allege that the underwriter defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the BSQUARE case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. It is anticipated that any potential financial obligation by us to the plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any direct payment by us. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. We cannot predict whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit

+	Confidential treatment requested

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

/S/ Brian T. Crowley

Date: November 5, 2004	Brian T. Crowley
President and Chief Executive Officer

/S/ Scott C. Mahan

Date: November 5, 2004	Scott C. Mahan
Vice President of Finance and Chief Financial
Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit

+	Confidential treatment requested