Form 10-K
period 2004-12-31
BSQUARE CORP /WA
filed 2005-03-11
CIK 1054721

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

Commission file number 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 110th Avenue NE, Suite 200, Bellevue, Washington 98004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates  computed by reference to the price at which the common equity was last sold, as of June 30, 2004: $27,258,017.

Number of shares of common stock outstanding as of February 28, 2005: 38,141,379

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on May 12, 2005 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.   Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

•       Our ability to maintain our relationship with Microsoft Corporation (Microsoft);

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we”, “us” and “our” refer to BSQUARE Corporation. We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones.

We provide our own proprietary software, third-party software and engineering service solutions to smart device makers. Our smart device products and services are focused on devices running customized embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the PC has been the traditional means of electronically connecting suppliers, partners and customers, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.

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

The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, original equipment manufacturers (OEMs) and original design manufacturers (ODMs) require operating systems that can be integrated with a diverse set of smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of operating systems—specifically Windows CE .NET, Windows XP Embedded and Windows Mobile technologies—helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards, can be customized to operate across a variety of smart devices and integrate with existing information systems, offers Internet connectivity, and reduces systems requirements compared to traditional PC operating systems.

The smart device marketplace is being influenced by the following factors:

•       A growing macro economy and increase in IT spending has influenced new project starts. Many retailers, for example, which avoided major infrastructure investments over the past few years are now investing in upgrading their point-of-sale (POS) systems and back-end infrastructure;

•       The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (IP) set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•       The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources. Microsoft operating systems are already well positioned to leverage this trend with built-in synchronization capabilities, access to Exchange email servers, and similar functionality;

•       Security is becoming a primary issue as devices are able to access the network and locally store sensitive information such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop; and

•       Higher bandwidth networks coupled with the larger displays and increased processing power found on new devices means that more multi-media content will be available to devices—increasing demand for digital rights management, content management and related technologies.

Software and Service Solutions for Smart Device Makers

We have been providing software and engineering service solutions to the smart device marketplace since our inception and are considered a leader in our field. Our customers include world class OEMs and ODMs, device component suppliers such as silicon vendors (SVs) and peripheral vendors and enterprises with customized device needs such as retailers and field service organizations. The software and services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Representative customer relationships in 2004 included:

•       The Motorola WLAN Subscriber group engaged us to assist in the development and testing of the CN620 mobile office phone, a converged WAN/VoIP phone;

•  Texas Instruments Incorporated (Texas Instruments) engaged us to assist in the development of a series of Board Support packages in support of various Texas Instruments OMAP processors;

•       Advanced Micro Devices, Inc. (AMD) engaged us to create a Board Support Package for AMD’s Alchemy line of microprocessors;

•       Sharp Microelectronics of the Americas (Sharp) engaged us to create a series of Board Support Packages and other technology components for Sharp hardware reference designs;

•       A large Asian OEM engaged us to assist in the development of a new line of Pocket PC based handheld devices;

•       We worked with a large North American OEM to develop several Windows CE-based platforms and applications aimed at automotive applications;

•       Over 75 OEMs and SVs—including Dell, Inc., Hewlett-Packard Company (HP), Intel Corporation, Matsushita Electric Works (MEW), Motorola, Inc., Sharp Electronics Corp., Texas Instruments, Symbol Technologies, Inc. and Toshiba America, Inc.—licensed our SDIO Now! technology in 2004 or prior for integration into their smart devices;

•       We worked with several Taiwanese ODMs to assist them in creating Pocket PC and Windows CE-based handheld and tablet devices; and

•       Major North American OEMs licensed Microsoft Embedded toolkits and operating systems for incorporation into their products.

We offer a range of software products to our customers for the development and deployment of smart devices, including both those of third parties and our own proprietary software products, and engineering service offerings. Our goal is to increase the breadth and depth of our software and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

Third-Party Software Products

We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, as stand-alone products or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant source for their smart device project needs. Our third-party software offerings involve the following relationships:

•       We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems (OS) and toolkits for Windows CE.NET, Windows XP/NT Embedded, Windows XP Professional with Embedded Restriction, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. The majority of our software revenue in 2004 was earned through the resale of Microsoft Embedded operating systems; and

•       We sub-license and resell other third-party software such as the Esmertec Jeode Java Virtual Machine (JVM) under our JEM-CE™ brand name, the Sygate Technologies, Inc. Personal Firewall, Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products

Our proprietary software offerings include:

•       SDIO Now!—SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO Now! solution has become the industry standard software development kit used by OEMs, SVs and others who are creating SDIO solutions for smart devices running Microsoft Windows CE, Pocket PC and Smartphone operating systems. There are currently over 75 licensees of our SDIO technology.

We released an updated version of SDIO software, SDIO Now! 2.0, in the fourth quarter of 2004 in response to customer demand and the changing technology landscape affecting SD technology.  The new functionality includes features requested by licensees such as support for the SD Card Association’s SDIO 1.1 specification, the Intel PXA27x processor’s native SDIO controller, substantial performance enhancements, support for Windows CE 5.0 and Microsoft’s next generation Windows Mobile platform, and other capabilities.

Microsoft has incorporated our SDIO Now! v1.0 technology into its CE 5.0 operating system released in 2004 and will also incorporate our SDIO Now! v1.0 technology into releases of next generation Windows Mobile operating systems in mid-2005. While the SDIO Now! 2.0 version of software has functionality and performance enhancements not found in the SDIO Now! v1.0, there can be no assurance that the inclusion of the SDIO Now! v1.0 software in the base Microsoft operating system will not have a detrimental effect on sales of the SDIO Now! v2.0 software in the future;

•       Universal serial bus (USB) interfaces;

•       A suite of productivity applications for CE.NET based devices including bFax, bFile, and bBackup; and

•       Board Support Packages (BSPs) for AMD, Sharp and Texas Instruments hardware reference designs. BSPs are comprised of low-level software that “glues” the operating system, such as Windows CE .NET, to the hardware. We have created BSPs for a variety of SV hardware reference designs. Our customers license these BSPs from us and often utilize our engineering services to customize and test these board support packages in conjunction with their custom hardware.

Revenue from software sold to smart device makers was $28.4 million, $28.2 million, and $19.5 million in 2004, 2003 and 2002, respectively, representing 73%, 75%, and 52% of total revenue in each of those years, respectively. Of these amounts, 90%, 89%, and 82% in 2004, 2003 and 2002, respectively, was generated through the resale of third-party software products. Resale of Microsoft Embedded operating systems and related products accounted for substantially all of our third-party software revenue.

Engineering Service Offerings

We provide Windows Embedded and Windows Mobile smart device makers with consulting and engineering services that are comprehensive yet highly customized. Our service offerings include:

•       Device solution strategy consulting;

•       Software and hardware design and development services;

•       Systems integration;

•       Application development;

•       Quality assurance;

•       Customer technical support; and

•       Platform development training.

Customers utilize our engineering service offerings because our deep experience with Windows Embedded operating systems typically results in shorter development cycles and reduced time to market, lower overall costs to complete projects, and product robustness and features the customer may have been unable to achieve through other means.

Revenue from engineering services sold and delivered to smart device makers was $10.6 million, $9.4 million, and $18.0 million in 2004, 2003 and 2002, respectively, representing 27%, 25%, and 48% of total revenue in each of those years, respectively. Revenue from our discontinued Microsoft tools consulting business, which included service provided directly to Microsoft as well as other customers, was $460,000, $974,000, and $9.2 million in 2004, 2003 and 2002, respectively. The Microsoft tools consulting revenue recognized in 2004 relates to the amortization of previously signed support contracts. We are not actively providing tools consulting services to Microsoft or any other customers.

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device solutions. To advance this strategy, we intend to focus on the following areas:

•       Enhance our proprietary software product portfolio to generate additional revenue, particularly higher margin revenue, which will have the added benefit of increasing opportunities to sell additional BSQUARE services and Microsoft Embedded operating systems to our customers;

•       Provide our North American customers of Windows Embedded operating systems with additional product offerings as they become available from Microsoft. For example, in early 2005, Microsoft made available to its authorized distributors the Window Embedded Point of Sale operating system which is targeted at retail and point-of-sale customers as well as Windows XP Professional with Embedded Restrictions for embedded customers whose needs are more suited to the full-version of Windows XP Professional;

•       Expand our engineering service offerings by adding new packaged engineering services, training and custom consulting offerings;

•       Leverage the significant number of customers gained through our resale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In each quarter, the Company typically sells Microsoft Embedded operating systems to approximately 250 to 300 unique customers. Today, very few of these customers purchase service or software offerings other than the core Microsoft Embedded operating systems; and

•       Increase the percentage of sales derived from our international customers, particularly by focusing on growing sales through our Taiwan subsidiary.

A key element of our strategy is the expansion of our proprietary products that we license to our smart device customers. We believe that the continuing complexity and demands of device development will require our customers to seek out companies that are able to provide more complete device solutions that can be quickly customized and brought to market.

During 2004 we announced our intention to devote additional resources toward creating additional proprietary products, as well as our intention to look for partnerships and acquisitions that we believe will further our product strategy. We are continuing to execute and evolve our product strategy, and during 2005 we expect to begin introducing additional products resulting from that strategy.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•       We are one of Microsoft’s largest distributors of embedded operating systems worldwide;

•       We are a Windows Embedded Gold-Level Systems Integrator;

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

We work closely with Microsoft executives, developers, and product managers. We leverage these relationships in a variety of ways, including:

•       We gain early access to new Microsoft embedded software and other technologies;

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

Customers

Customers of our smart device software and engineering service offerings include leading OEMs, ODMs, enterprises, SVs and peripheral vendors seeking to leverage the benefits of embedded Windows-based operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. In 2004, the largest customer of our smart device software and service offerings was Cardinal Healthcare Systems. Substantially all of our sales to Cardinal Healthcare Systems in 2004 were of Microsoft Embedded operating systems. On March 4, 2005, we were notified by Cardinal Healthcare Systems that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems represented 19%, or $7.4 million, of our total revenue and 26% of our total software revenue in 2004. Cardinal Healthcare Systems also represented 7%, or $590,000, of our total gross profit for this same period. There were no other customers accounting for more than 10% of total revenue in 2004. Other representative customers include Microsoft, HP, Motorola, HTC Corporation, Compal Electronics, Inc., MiTAC International Corp., Texas Instruments, Sharp, Hitachi Ltd., and AMD.

Sales and Marketing

We market our smart device software and engineering services to OEMs, ODMs, enterprises, SVs and peripheral vendors through our direct sales force located in the United States and in Taipei, Taiwan. We do not make significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development teams are responsible for the design, development and release of our software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development utilizing our engineering staff in Bellevue, Washington, as well as Taipei, Taiwan.

Competition

We face competition primarily from the following:

•       Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and our engineering services;

•       Domestic engineering service firms such as Vibren and Intrinsyc;

•       Off-shore development companies, particularly those focused on the North American marketplace;

•       Contract manufacturers who are adding software development capabilities to their offerings; and

•  Microsoft Embedded operating system distributors such as Ardence, Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us. As an example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems accounted for 19% of our total revenue in 2004.

As we develop new offerings, particularly our own proprietary software products, we may begin competing with companies with which we have not previously competed. We have observed, for example, that at least one large contract manufacturer, Flextronics, has been acquiring embedded software expertise in order to enhance its manufacturing services offerings. We compete principally on the basis of the breadth of our product and service offerings, the depth of our technical experience, the quality of our products and professional engineering services, and the strength of our strategic partner relationships. Particularly in the areas of professional engineering service and the resale of Microsoft Embedded operating systems, price has become an increasingly important competitive factor.

International Operations

Historically, we have had multiple operational presences outside the United States, but we have scaled back our foreign operations in recent years. During 2004, our international operations consisted principally of a subsidiary and operations in Taipei, Taiwan. Because our OEM Distribution Agreement with Microsoft restricts our resale of Microsoft Embedded operating systems to North America, including Mexico, our foreign operations have traditionally focused on the sale of our own proprietary software products, particularly SDIO Now!, and professional engineering services. In the fourth quarter of 2003, we began the closure of our Tokyo, Japan operation, which was completed in early 2004.

Personnel

As of February 28, 2005, we had 110 employees, including 58 employees in professional engineering services, 6 employees in research and product development, and 46 employees in sales, marketing and administrative services. Of these employees, 104 are located in the United States and 6 are located in Taiwan. In addition, from time to time, we employ temporary employees and consultants.

The following highlights the number of employees by area:

	December 31,
	2004	2003	2002
Professional Engineering Services	59	65	84
Research and Product Development	7	32	68
Sales, Marketing and Administrative	48	51	70
Total	114	148	222

Intellectual Property and Other Proprietary Rights

Our intellectual property is critical to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. There can, however, be no assurance that our efforts will be effective to prevent misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with those developed by us.

Additionally, because a significant portion of our revenue relates to the resale of third-party software products, we are also reliant on our partners, particularly Microsoft, to appropriately protect their own intellectual property.

We currently have a number of pending U.S. and international patent applications. We have 14 issued patents worldwide and a number of registered trademarks. We will continue to pursue appropriate protections for our intellectual property.

Acquisitions

Infogation Corporation

On March 13, 2002, we acquired all of the issued and outstanding shares of Infogation Corporation, a developer of on-board and handheld vehicle navigation systems (telematics), for total consideration of $8.7 million, including 1.2 million shares of our common stock. We assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of our common stock. In addition, $300,000 of cash and 129,762 shares of common stock were held in escrow subject to terms and conditions of the merger agreement, which were subsequently distributed to Infogation shareholders. The agreement contained a provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. In 2003, we issued 6,700 shares of common stock as final settlement related to this provision. Due to weaker-than-expected demand for telematics products and services, we decided no longer to pursue any telematics products or services in late 2002. Accordingly, we reduced the number of telematics personnel to four at the end of 2002 and terminated the remaining personnel in early 2003.

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

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of February 28, 2005.

Name	Age	Position
Donald B. Bibeault	63	Chairman of the Board
Brian T. Crowley	44	President and Chief Executive Officer, Director
Scot E. Land	50	Director
William D. Savoy	40	Director
Elwood D. Howse, Jr	65	Director
Elliott H. Jurgensen, Jr	60	Director
Carey E. Butler	50	Vice President, Professional Engineering Services
Pawan Gupta	51	Vice President of Product Management
Scott C. Mahan	40	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer

Donald B. Bibeault has been our Chairman of the Board since July 2003. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, CEO, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation, Bank of America and Yipes Networks. He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and the Board of Visitors of Golden Gate University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, a M.B.A. from Columbia University and a PhD from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School.

Brian T. Crowley has been our President and CEO since July 2003. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. From April 2002 to July 2003, Mr. Crowley served as our Vice President, Product Development. From December 1999 to November 2001, Mr. Crowley held various positions at DataChannel, a market leader in enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999, Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley also serves as a director of the WSA, (formerly Washington Software Association). Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University.

Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at the 2007 Annual Meeting of Shareholders. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm, prior to our initial public offering. Mr. Land is currently a managing director of Encompass Ventures, a position he has held since September 1997. Prior to joining Encompass, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, (a wholly owned subsidiary of GE) founded by Mr. Land in October 1988, that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of Radiant Communications Corp. and several privately held companies.

William D. Savoy has been a director of BSQUARE since May 2004. His term of office as a director expires at the 2006 Annual Meeting of Shareholders. Mr. Savoy has served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, since September 2003. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest, an investment entity that manages Paul Allen’s personal financial activities. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as the president of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as the president of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as the president and chief executive officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its chief financial officer from August 1988 to June 1989. He also serves as a director of Charter Communications, Inc., Drugstore.com, Inc, and previously served on the advisory board of DreamWorks SKG and as a director of RCN Corporation. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.

Elwood D. Howse, Jr. has been a director of BSQUARE since November 2002. His term of office as a director expires at the 2006 Annual Meeting of Shareholders. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm formed in 1977. Mr. Howse also participated in the founding of Cable, Howse and Ragen, investment banking and stock brokerage firm, today owned by Wells Fargo and known as Ragen, MacKenzie. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Advanced H2O, Inc., MicroPlanet Ltd., NCMX Inc., OrthoLogic Corporation, The PowerTech Group, Inc., The Montecito Group and not-for profits, Junior Achievement Worldwide and Junior Achievement of Washington. Mr. Howse received both a B.S. in engineering and a M.B.A. from Stanford University and served in the U.S. Navy submarine force.

Elliott H. Jurgensen, Jr. has been a director of BSQUARE since January 2003. His term of office as a director expires at the 2007 Annual Meeting of Shareholders. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as a partner. During his career he has held a number of leadership roles, including Managing Partner of the Bellevue, Washington office from 1982 to 1991, and Managing Partner of the Seattle, Washington office from 1993 to 2002. His industry experience included software, e-commerce, life sciences, hospitality, long-term care and manufacturing. He is also a director of McCormick & Schmick’s Seafood Restaurants, Inc., Toolbuilders Laboratories, Inc., a developer of innovative software security and development tools for government and commercial enterprises, and the WSA, a state-wide technology trade association. Mr. Jurgensen has a B.S. in accounting from San Jose State University and is a Certified Public Accountant.

Carey E. Butler has been our Vice President, Professional Engineering Services since November 2003, and directs development teams located in Washington State and Taiwan. From 2002 to 2003, Ms. Butler served as Western Region Area Manager at Information Builders, a business intelligence software and services company. From 2000 to 2001, Ms. Butler was Vice President at Aris Corporation, a professional services company, and from 1996 to 2000 was Partner at BDO Seidman, LLP, a public accounting and management consulting firm. From 1990 to 1996, Ms. Butler was Principal of Performance Computing, Inc., a technology consulting company, subsequently sold to BDO Seidman. From 1982 to 1990, Ms. Butler was Vice President of Operations, Sales and Marketing of Mytec, Inc., a value-added reseller of turnkey financial systems. Ms. Butler holds a B.A. in Business, Quantitative Methods (Computer Science) from University of Washington.

Pawan Gupta has been our V.P. of Product Management since January 2005. Prior to joining BSQUARE, Mr. Gupta provided business and product strategy consulting services to various companies, including Microsoft. From September 2002 to May 2004, Mr. Gupta was Director of Worldwide Product Planning at Toshiba for their Digital Home and Mobile devices. From September 2001 to August 2002, Mr. Gupta served as President of Internet Motors, a telematics services company. From September 1997 to September 2001, Mr. Gupta held various positions at Microsoft including Business Solutions Group Manager, Knowledge Management Product Manager, and Strategic Business Development Manager. From December 1995 to August 1997, Mr. Gupta worked at Kaspia Systems and UB Networks to bring a network auditing product to market. From June 1993 to November 1995, Mr. Gupta founded InfoPower which developed trade show applications. From April 1988 to May 1993, Mr. Gupta held various positions at a startup company, Kofax Image Products, where he helped bring several products to market and build business for those products in over 24 countries. Prior to that, for ten years Mr. Gupta worked at Citicorp and Perkin Elmer where he developed and led software teams. Mr. Gupta did his engineering work at I.I.T. and U.C.L.A. to earn a B.S. in Electrical Engineering and an M.S.T.M. (MBA) from Pepperdine University.

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

Factors That Could Affect Future Results

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement (ODA) with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico. Software sales under this agreement constitute a significant portion of our revenue. If our ODA was terminated, our software revenue would decrease significantly and our gross profit and profits would be impacted accordingly. Moreover, if our ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Our ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in September 2004.

Additionally, there are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these requirements could result in the termination of the ODA.

Microsoft has audited our records under our OEM Distribution Agreement in the past and may do so again in the future, and any future audit could result in additional charges.

We underwent an audit under our ODA with Microsoft beginning in the fourth quarter of 2003 and concluding in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that we had correctly reported royalties during the audit period, but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005. It is possible that future audits could result in additional charges.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margin is relatively low. If the margins in this business erode, our results will be negatively impacted.

There are three competitors that also sell Embedded Windows licenses to substantially the same customer base in North America, which can lead to intense competition with our competitors for this customer base. For example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they will begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems was our largest customer in 2004, accounting for 19% of our total revenue. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low; typically between 10-20%. Our gross profit margin on the resale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures, as occurred to some extent in 2004. Microsoft offers us, and our competitors, largely volume-based rebates which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, our gross profit would be negatively impacted.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and profits could suffer.

We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices. Microsoft provides referrals of some of those customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-

based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and shipment of our software and delivery of our services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase.

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margin and loss of market share.

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of market share, which would harm our business. We face competition from:

•       Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with both our proprietary software products and our engineering services;

•       Domestic engineering service firms such as Vibren and Intrinsyc;

•       Off-shore development companies, particularly those focused on the North American marketplace;

•       Contract manufacturers who are adding software development capabilities to their offerings; and

•       Microsoft Embedded operating system distributors such as Ardence, Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us. As an example, on March 4, 2005 we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they would begin purchasing from one of our competitors no later than the second quarter of 2005. Cardinal Healthcare Systems accounted for 19% of total revenue in 2004.

As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. We have observed, for example, that at least one large contract manufacturer, Flextronics, has been acquiring embedded software expertise in order to enhance their manufacturing services offerings. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system products and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profits could suffer.

As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, hardware-support packages and quality-assurance tools. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could harm our business. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our gross profit margin.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software products provide the company with much higher gross profit margin than we typically receive from third-party software products and our engineering service offerings. Increasing the number of proprietary products we sell is an important part of our growth strategy. The amount and percentage of revenue attributable to sales of our proprietary software products has decreased over the last three years due to a more competitive marketplace, changing technological needs and the elimination of certain proprietary software products that were determined to be unprofitable and non-competitive. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and gross profit margin.

We may experience delays in our efforts to develop new products, and these delays could cause us to miss product market opportunities which could harm our business.

The markets for Windows-based embedded software and services are very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we delay releases of our products and product enhancements, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

Microsoft has released Windows CE version 5.0 which contains basic SDIO Now! functionality and also plans to incorporate basic SDIO Now! functionality into its next generation of Windows Mobile Smartphone and PocketPC operating systems scheduled for release in mid-2005. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.

Our agreement with Microsoft required that we deliver to Microsoft our basic SDIO Now! source code for inclusion into Windows CE 5.0 and the upcoming release of the next version of the Windows Mobile Smartphone and PocketPC operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0 in late 2004, with new features and performance improvements that we believe are important to customers. However, there can be no assurance that our next-generation SDIO Now! products will continue to be competitive in the marketplace, or that customers will not decide to use the basic functionality they receive from Microsoft.

During the years ended December 31, 2004, 2003 and 2002, sales of our proprietary software products comprised 10%, 11% and 18% of our software revenue, respectively. These software products carry much higher gross profit margin than third-party software products that we resell to our customers. To the extent sales of our SDIO Now! products, and other proprietary software products, were to decline, our proprietary software revenue and related gross profit margins would be adversely impacted and our business would suffer.

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

•       The willingness of large numbers of businesses and consumers to use devices such as smartphones, PDAs and handheld industrial data collectors to perform functions currently carried out manually, or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•       The evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than expected, or declines, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software products and engineering services dependent on the Windows Embedded operating systems and Windows Mobile targeted platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results may be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•       Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and engineering services;

•       The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc.; Linux, Symbian and Palm OS from PalmSource, Inc.; JavaOS from Sun Microsystems, Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from PalmSource. In the market for convergent devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone face competition from the EPOC operating system from Symbian. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for point-of-sale devices, gaming devices, medical devices, kiosks, and consumer devices such as television set-top boxes;

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

The success and profitability of our engineering service offerings are contingent on our ability to differentiate our offerings adequately in the marketplace, which is, in turn, contingent on our ability to retain our engineering personnel, and defend our billing rate structures against those of our competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

We are a leader in providing engineering service solutions to our smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and profits could be adversely impacted.

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements profitably. If we are unable to do so, our service revenue and more particularly, our service gross profit margin may be significantly adversely impacted.

During 2003, we entered into several fixed-price service engagements that ultimately proved to be less profitable than expected due to a number of factors, including inadequate project scoping, inefficient service delivery and fixed-price contract structures. While we have taken steps to address these inadequacies and risks going forward, there can be no assurance that we will be successful given customer demands, competitive pressures and other factors. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue and profits could be negatively impacted.

If we are unable to license key software from third parties, our business could be harmed.

We sometimes integrate third-party software with our proprietary software and engineering service offerings. If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally or seek similar software offerings from other third parties, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services.

Our revenue may flatten or decline and we may not be able to sustain profitability in accordance with our current plans.

While the company did report net income in the third and fourth quarters of 2004, we were not profitable for the year and have otherwise generated net losses in every quarter since the first quarter of 2001. If our revenue remains flat or declines and/or our expenses increase or cannot be maintained proportionately, we will experience additional losses and will be required to use our existing cash to fund operations. Relatedly, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they will begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems was our largest customer for the year ended December 31, 2004, accounting for 19% of total revenue. We expect that our expenses will continue to be substantial in the foreseeable future, including costs associated with compliance with the Sarbanes-Oxley Act which are not currently incurring and, may prove higher than we currently anticipate. Further, we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.

A continued decline in our stock price could cause us ultimately to be delisted from the NASDAQ National Market.

During 2004, 2003 and 2002, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. On July 1, 2004, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market. On December 1, 2004 we received notification from Nasdaq that we had regained compliance with the Nasdaq National Market’s listing maintenance standards regarding minimum bid price. However, as of the close of business on February 28, 2005, our closing bid price had been under $1.00 per share for six business days. If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays or announcements of delays by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

Non-compliance with certain agreements could have a material adverse impact on our financial position.

In addition to our Microsoft OEM Distribution Agreement described above, we have entered into agreements with other parties with respect to which non-compliance could have a material adverse impact on our financial position. Most notable is a lease entered into in February 2004, for our new corporate headquarters, and an amendment entered into at that same time for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we were not required to make any cash lease payments during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The total amount of cash payments forgiven in 2004 for which the landlord has the ability to demand repayment was $2.3 million at December 31, 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of our new ten-year headquarters lease.

Unexpected fluctuations in our operating results could cause our stock price to decline further.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. Because our business has shifted over the past several years from a business model based largely on tools consulting for Microsoft to a more broad-based supplier of software and services to smart device makers, we believe that period-to-period comparisons of our operating results, particularly for periods prior to 2003, are not meaningful, and you should not rely on such comparisons to predict our future performance. If our operating results fall below the expectations of stock analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Factors That Could Affect Future Results” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2003 and 2004, we continued our efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese operations. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products, including our decision to discontinue the manufacturing of the Power Handheld device. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we find that our planned reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional cost reduction measures.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle is typically three to nine months because the expense and complexity of our software and engineering service offerings generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•       Customers’ budgetary constraints and internal acceptance review procedures;

•       The timing of budget cycles; and

•       The timing of customers’ competitive evaluation processes.

In addition, to successfully sell our software and engineering service offerings, we must frequently educate our potential customers about the full benefits of our software and services, which can require significant time. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue which could cause our quarterly results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and engineering services or even cause them to terminate their relationships with us, and also could increase the credit risk of those customers. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business.

Our software, service and hardware offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification that our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial condition and profits.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work. These patents, both issued and pending, may not provide sufficiently broad protection, or they may not prove to be enforceable, against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around such a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

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

Our license, warranty and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services, particularly our now-discontinued Power Handheld hardware product, entail the risk of such claims, and we may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

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

As we increase the amount of software development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.

During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-US locations. To date we have limited experience in managing software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the amount of revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.

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

Certain provisions of our articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management, even if doing so would be beneficial to our shareholders. Our Board of Directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our Board of Directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors. In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with a defined “acquiring person” for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s Board of Directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We likely will incur substantial costs to comply with the requirements of the Sarbanes-Oxley act of 2002.

The Sarbanes-Oxley Act of 2002 introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. Recently, the SEC modified the effective date for Section 404 for non-accelerated filers, such as BSQUARE, such that management will have to report on our internal controls as of December 31, 2006 versus the previously required date of December 31, 2005. We have not had time to fully analyze the implications of this recent compliance modification. Regardless,  we expect to dedicate significant time and resources during fiscal 2005 and 2006 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our consolidated operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may have further unanticipated negative consequences.

The Financial Accounting Standards Board recently mandated a new standard impacting the accounting for stock options which will likely significantly reduce our profits and earnings per share effective with its adoption in the second quarter of 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings or loss per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

See Note 1 of the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Foreign operations generated approximately 4%, 5% and 7% of our total revenue in the years ended December 31, 2004, 2003 and 2002, respectively. Our international operations expose us to a number of risks, including the following:

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

•       The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•       General economic and political conditions in international markets which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business.

We currently have international operations in Taipei, Taiwan.

Item 2.   Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In addition, we lease office space domestically in San Diego, California, which lease terminates in June 2006 and internationally for our office in Taipei, Taiwan, which lease terminates in August 2005.

Under an amendment to our previous headquarters lease, as well as the new corporate headquarters lease, there were no cash payments due for the previous or current corporate headquarters facility in 2004. Cash payments made under non-headquarters leases in 2004 were $170,000. The non-cash expense related to our corporate headquarters was $375,000 in 2004.

Item 3.   Legal Proceedings.

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the Individual Defendants), and the underwriters of our initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in our case. We have approved a settlement agreement and related agreements, which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to cover the difference. It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin of the United States District Court for the Southern District of New York ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2004.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

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

	High	Low
Year Ended December 31, 2004:
First Quarter	$1.72	$0.93
Second Quarter	$1.31	$0.84
Third Quarter	$0.99	$0.40
Fourth Quarter	$1.54	$0.54
Year Ended December 31, 2003:
First Quarter	$1.60	$0.99
Second Quarter	$1.16	$0.73
Third Quarter	$2.21	$0.77
Fourth Quarter	$1.97	$1.41

Holders

As of February 28, 2005 there were approximately 147 record owners of our common stock.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$38,920	$37,542	$37,506	$61,852	$63,502
Cost of revenue	29,870	31,141	30,795	32,682	29,786
Gross profit	9,050	6,401	6,711	29,170	33,716
Operating expenses:
Selling, general and administrative	9,176	12,609	19,230	19,241	17,229
Research and development	855	1,768	10,747	11,195	8,285
Acquired in-process research and development	—	—	1,698	—	4,100
Amortization of intangible assets	—	50	847	5,478	2,920
Impairment of goodwill and other intangible assets	—	453	6,472	1,336	—
Restructuring and other related charges (credits)	40	(2,960)	16,249	6,707	—
Total operating expenses	10,071	11,920	55,243	43,957	32,534
Income (loss) from operations	(1,021)	(5,519)	(48,532)	(14,787)	1,182
Other income (expense), net	237	1,059	(1,900)	2,657	3,282
Acquisition-related expense	—	—	—	—	(620)
Income (loss) from continuing operations before income taxes	(784)	(4,460)	(50,432)	(12,130)	3,844
Income tax benefit (provision)	(11)	(75)	(1,696)	3,679	(2,136)
Income (loss) from continuing operations	(795)	(4,535)	(52,128)	(8,451)	1,708
Loss from discontinued operations	(6,256)	(9,449)	(6,478)	(1,833)	(974)
Income (loss) before cumulative effect of change in accounting principle	(7,051)	(13,984)	(58,606)	(10,284)	734
Cumulative effect of change in accounting principle	—	—	(14,932)	—	—
Net income (loss)	$(7,051)	$(13,984)	$(73,538)	$(10,284)	$734
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$(0.13)	$(1.43)	$(0.25)	$0.05
Loss from discontinued operations	(0.17)	(0.25)	(0.18)	(0.05)	(0.03)
Cumulative effect of change in accounting principle	—	—	(0.41)	—	—
Basic and diluted net income (loss) per share	$(0.19)	$(0.38)	$(2.02)	$(0.30)	$0.02

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$12,943	$17,745	$35,425	$69,711	$72,351
Working capital	$11,109	$16,490	$27,957	$74,887	$76,560
Total assets	$19,131	$30,113	$53,569	$115,666	$122,262
Long-term obligations, net of current portion	$375	$—	$5,431	$3,087	$353
Shareholders’ equity	$12,734	$19,338	$32,634	$98,821	$108,347

(1)    For further discussion of income (loss) per share, see Notes 1 and 13 of Item 8 of Part II, “Financial Statements and Supplementary Data.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Forward-Looking Statements” and “—Factors That Could Affect Future Results.”

Overview

We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

We have been providing software and engineering service solutions to the smart device marketplace since our inception. Our customers include world class OEMs, ODMs, SVs, peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Until recently, we were also in the business of manufacturing and distributing our own proprietary hardware device, called the Power Handheld, which was sold to telecommunication carriers. During the second quarter of 2004, we decided to discontinue this hardware business and end the manufacturing of the device. This decision resulted in a charge of $1.5 million in the second quarter of 2004 relating to asset impairment and restructuring costs. The hardware business segment is reported as a discontinued operation in our financial results.

Critical Accounting Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and those that require us to make its most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We recognize revenue upon shipment provided that no significant obligations remain on our part. We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (PCS). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (VSOE) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue Year Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations Data:
Revenue:
Software	73%	75%	52%
Service	27	25	48
Total revenue	100	100	100
Cost of revenue:
Software	56	57	37
Service	21	26	45
Total cost of revenue	77	83	82
Gross profit	23	17	18
Operating expenses:
Selling, general and administrative	24	34	51
Research and development	2	5	29
Acquired in-process research and development(1)	—	—	5
Amortization of intangible assets	—	—	2
Impairment of goodwill and other intangible assets	—	1	17
Restructuring and other related charges (credits)	—	(8)	43
Total operating expenses	26	32	147
Loss from operations	(3)	(15)	(129)

(1)          Represents a charge of $1.7 million (5% of total revenue) for the year ended December 31, 2002 for acquired in-process research and development costs associated with our purchase of Infogation Corporation in March 2002.

Comparison of the Years Ended December 31, 2004, 2003 and 2002

Revenue

Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of resale of third-party software, sales of the Company’s own proprietary software products and royalties from our software development tool products, debugging tools and applications and smart device reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, and fees for customer training.

Total revenue was $38.9 million, $37.5 million and $37.5 million in 2004, 2003 and 2002, respectively, representing a 4% increase from 2003 to 2004, and no significant change in 2003 as compared to 2002. The increase in revenue from 2003 to 2004 was almost entirely due to increased service revenue, discussed further below. Total revenue was flat from 2002 to 2003, even as we experienced an $8.2 million decrease in revenue related to the discontinued Microsoft tools consulting activities during that period. Revenue from the Microsoft tools consulting activities, which included service provided directly to Microsoft as well as to other customers, accounted for 1%, 3% and 24% of total revenue in 2004, 2003 and 2002, respectively. We also experienced a decline in the amount of non-tools engineering services provided directly to Microsoft, which represented 2% of total revenue in 2004 and 2003 and 16% of total revenue in 2002. While we continue to provide services to Microsoft under our Master Services Agreement, which expires in 2007, we do not expect the related revenue from these engagements to be a significant percentage of our total revenue. A significant portion of our total revenue in 2004 was attributable to one customer, Cardinal Healthcare Systems, which accounted for 19% of our total revenue, who informed us on March 4, 2005 that they would begin purchasing from a competitor and discontinue purchasing from us, as discussed below.

Revenue from customers located outside of the United States was $4.8 million, $5.9 million and $7.8 million in 2004, 2003 and 2002, respectively, representing decreases of 19% and 24% for 2004 and 2003, respectively. These amounts include revenue attributable to our foreign operations, as well as services delivered to foreign customers from our operations located in the United States. The decrease in international revenue was primarily due to a decrease in the number and size of software service projects with international customers, most notably those associated with our now-closed Japan operation. We made the decision to close our Japan operation in the fourth quarter of 2003. Total revenue attributable to our Japan operation was $80,000, $1.4 million and $2.3 million in 2004, 2003 and 2002, respectively. Our only current international operation is located in Taipei, Taiwan.

Software revenue

Software revenue for 2004, 2003 and 2002 is presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Software revenue:
Third-party software	$ 25,663	$ 25,200	$ 15,972
BSQUARE proprietary software	2,701	2,963	3,506
Total software revenue	$ 28,364	$ 28,163	$ 19,478
Software revenue as a percentage of total revenue	73%	75%	52%
Third-party software revenue as a percentage of total software revenue	90%	89%	82%

The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue relates to sales of our SDIO Now! software product.

Software revenue was $28.4 million, $28.2 million and $19.5 million in 2004, 2003 and 2002, respectively, representing increases of 1% and 45% in 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due to a small increase in sales of Microsoft Embedded software offset by a small decrease in proprietary software revenue. Revenue related to our SDIO Now! software product was $1.8 million in 2004 and $1.6 million in 2003. The significant increase in software revenue in 2003 as compared to 2002 is almost entirely related to increased sales of Microsoft embedded software. This increase was primarily attributable to the purchase of a customer list and employment of a sales organization with Microsoft Embedded operating systems sales experience beginning in May 2002. The decline in proprietary software revenue in 2003, as compared to 2002, stemmed from the elimination of numerous unprofitable software products. We expect third-party software sales to continue to be a significant percentage of our software revenue. However, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems accounted for 19%, or $7.4 million, of our total revenue and 26% of our total software revenue in 2004.

Service revenue

Service revenue was $10.6 million, $9.4 million and $18.0 million in 2004, 2003 and 2002, respectively, representing an increase of 13% for 2004 from 2003, and a decrease of 48% for 2003 as compared to 2002. The increase in 2004 was due primarily to an increased number of service projects delivered during the year as well as improvements in pricing and contract management. The decrease from 2002 to 2003 was due primarily to reductions in our discontinued Microsoft tools consulting activities and underlying projects. Revenue from the discontinued Microsoft tools consulting activities, which included services provided directly to Microsoft as well as other customers, was $460,000, $974,000 and $9.2 million in 2004, 2003 and 2002, respectively. Revenue from the Microsoft tools consulting activities, which included services provided directly to Microsoft as well as other customers, accounted for 4%, 10% and 51% of service revenue in 2004, 2003 and 2002, respectively. We also experienced a decline in the amount of non-tools engineering services provided directly to Microsoft, which represented 7%, 8% and 33% of service revenue in 2004, 2003 and 2002, respectively.

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

The following table outlines software, services and total gross profit (in thousands):

	Year Ended December 31,
	2004	2003	2002
Software gross profit	$ 6,471	$ 6,762	$ 5,530
As a percentage of software revenue	23%	24%	28%
Service gross profit (loss)	$ 2,579	$ (361)	$ 1,181
As a percentage of service revenue	24%	(4)%	7%
Total gross profit	$ 9,050	$ 6,401	$ 6,711
As a percentage of total revenue	23%	17%	18%

Software gross profit

Software gross profit was 23%, 24% and 28% in 2004, 2003 and 2002, respectively. The decrease in the software gross profit percentage is primarily due to the increase in third-party software revenue as a percentage of total software revenue. Third-party software revenue typically generates a much lower profit margin than our proprietary software. Our proprietary software revenue has traditionally generated near 100% gross margins. We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, software gross profit is likely to remain relatively low in the foreseeable future. Additionally, during 2004, particularly beginning in the second quarter, we experienced increased competitive pricing pressure for the resale of Microsoft Embedded operating systems. On March 4, 2005, we were notified by Cardinal Healthcare Systems, our largest customer as measured in revenue, that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal Healthcare Systems represented 19%, or $7.4 million, of our total revenue and 26% of our total software revenue in 2004. Cardinal Healthcare Systems also represented 7%, or $590,000, of our total gross profit for this same period.

Service gross profit (loss)

Service gross profit (loss) was 24%, (4)% and 7% in 2004, 2003 and 2002, respectively. The overall improvement in gross profit in 2004 as compared to 2003 is attributable to improvements in our services business resulting in increased service revenue, improved resource utilization, pricing and contract management. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, decreased in 2004 as compared to 2003 due to our facilities restructuring initiatives.

The decrease in service gross profit from 2002 to 2003 was attributable to the decline in work associated with the Microsoft tools activities. We experienced a significant reduction in our margin due to two factors. First, our non-tools engineering services have traditionally generated lower margins than the discontinued Microsoft tools consulting activities due to competitive pressures and other factors. Second, our service costs did not decline proportionately to the decrease in our service revenue. In late 2001 and 2002, we eliminated excess service capacity by reducing headcount in our services organization from 224 employees at December 31, 2001 to 84 employees at December 31, 2002, and to 65 employees at December 31, 2003.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services (e.g., legal and audit).

Selling, general and administrative expenses were $9.2 million, $12.6 million and $19.2 million in 2004, 2003 and 2002, respectively, representing a decrease of 27% in 2004 and 34% in 2003 as compared to the prior year. Selling, general and administrative expenses represented 24%, 34% and 51% of our total revenue in 2004, 2003 and 2002, respectively. As a percentage of revenue, the decreases in 2004 and 2003 were due primarily to restructuring steps that reduced personnel, facilities, professional fees and other costs during 2004 and 2003. Since 2002, we reduced headcount related to selling, general and administrative functions from 70 as of December 31, 2002 to 51 as of December 31, 2003 and to 48 as of December 31, 2004. In addition, in 2004, 2003 and 2002, we successfully negotiated reductions in excess facility costs and entered into a new lease for our corporate headquarters. As a result, we eliminated approximately 90,000 square feet of excess space, resulting in reduced facilities costs.  The decrease in 2004 was slightly offset by audit settlement costs of $310,000 recognized in the second quarter related to our OEM Distribution Agreement with Microsoft described in more detail elsewhere in this report.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the hardware business unit, which are included in discontinued operations.

Research and development expenses were $855,000, $1.8 million and $10.7 million in 2004, 2003 and 2002, respectively, representing a decrease of 52% and 84% in 2004 and 2003, respectively. As a percentage of total revenue, research and development expenses were 2%, 5% and 29% in 2004, 2003 and 2002, respectively. The decrease in research and development expenses for 2004 and 2003 as compared to 2002 were due to reductions made in the first half of 2003 in our developer workforce targeting proprietary software products as well as reductions in our facilities costs. Specifically, we terminated a number of unprofitable proprietary products and associated development efforts in 2003 and, consequently, terminated a number of development personnel. In the third quarter of 2004, we began increasing our research and development workforce coinciding with our increased focus on proprietary products initiatives. We plan to continue to invest in developing proprietary products over the coming quarters and expect research and development expense to increase.

Acquired in-process research and development and impairment of goodwill and other intangible assets

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

In March 2003, $300,000 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in an escrow account related to our purchase of Infogation were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration was valued at $435,000 at its release date and is considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel, we recorded an impairment charge for the entire value of the Escrow Consideration.

In September 2003, we entered into an agreement with one of the former owners of Infogation to assign all remaining active contracts and related warranty provisions to a corporation owned by him. In addition, we sold the outstanding shares of BSQUARE San Diego Corporation, formally a wholly-owned subsidiary, to the former owner for $1.00. All tangible and intangible assets related to Infogation were previously written off in 2002.

Restructuring and related charges (credits)

Restructuring and other related charges (credits) represent expenses and credits associated with our efforts to reduce our overall operating costs. Restructuring and impairment charges (credits) included in loss from continuing operations include the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Employee separation	$ —	$ 461	$ 3,757
Excess facilities	—	328	9,287
Change in estimate due to effect of lease termination agreements	—	(4,506)	—
Impairment of assets	30	—	3,205
Other charges	10	757	—
Total restructuring and related charges (credits)	$ 40	$ (2,960)	$ 16,249

During 2004, $30,000 in asset write-offs related to our now-closed Japan operation and $10,000 of related charges were charged to restructuring expense.

During 2003, we made significant progress in our efforts to mitigate excess facility commitments. The most significant mitigation was the restructuring of our corporate headquarters lease, which began with the signing of a Rent Deferral Agreement with the landlord of our corporate headquarters in December 2003. Subsequently, in February 2004, we signed an amendment to the lease for our current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the current headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provides that no cash payments were to be made during 2004. In previous years, we had recognized a restructuring charge for early lease termination fees and lease payments for excess space associated with our corporate headquarters lease. As a result of these agreements, the associated remaining liability related to excess facilities of $970,000 was reversed in the fourth quarter of 2003. At December 31, 2004, there were no remaining early lease termination obligations.

In June 2003, we negotiated a termination of our Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000, in the second quarter of 2003, and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of our common stock price) and a contractual life of five years. During the third quarter of 2003, we finalized negotiations for the termination of our San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 in July 2003. In addition, we agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These lease termination arrangements resulted in a decrease to the estimate of our obligation for future minimum lease payments of $3.5 million.

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

The following table provides a roll-forward of accrued restructuring costs (in thousands):

	Employee Separation Costs	Excess Facilities	Other Related Charges	Total
Balance, January 1, 2002	10	4,524	—	4,534
Charges	3,757	9,287	3,205	16,249
Non-cash charges and adjustments	—	1,108	—	1,108
Cash payments	(2,513)	(5,083)	—	(7,596)
Impairment of property and equipment	—	—	(3,205)	(3,205)
Balance, December 31, 2002	1,254	9,836	—	11,090
Charges	461	328	757	1,546
Change in estimates due to the effect of lease termination arrangements	—	(4,506)	—	(4,506)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Impairment of property and equipment	—	—	(140)	(140)
Non-cash charges and adjustments	—	—	57	57
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,662)	(3,107)	(515)	(5,284)
Balance, December 31, 2003	53	1,221	159	1,433
Charge included in loss from continuing operations	—	—	40	40
Cash payments	(53)	(1,221)	(169)	(1,443)
Impairment of property and equipment	—	—	(30)	(30)
Balance, December 31, 2004	$ —	$ —	$ —	$ —

Other income (expense), net

Other income (expense), net, was $237,000, $1.1 million and $(1.9) million in 2004, 2003 and 2002, respectively, and consists of interest earnings on our cash, cash equivalents and short-term investments, as well as adjustments made to the carrying value of cost-based investments. The decrease from 2003 as compared to 2004 was primarily due to the sale of investments for a gain of $627,000 in September 2003 as well as lower interest income as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash in operations. In 2002, we recorded a charge of $3.5 million for the impairment of the carrying value of cost-based investments.

Income taxes

In 2004, 2003 and 2002, federal, state and foreign income taxes resulted in a provision of $11,000, $75,000 and $1.7 million, respectively, yielding an effective rate of .2%, .5% and 3.0%, respectively. The tax provision in 2004 and 2003 related to foreign withholding taxes. In 2002, the tax provision of $1.7 million primarily related to a deferred tax provision of $4.7 million for a valuation allowance provided on previously recorded net deferred tax assets, offset in part by a current benefit of $2.9 million for net operating loss carrybacks.

We provided full valuation allowances on deferred tax assets during 2004, 2003 and 2002 because of uncertainty regarding their realizability. The increase in the valuation allowance on our deferred tax assets was $3.2 million, $411,000 and $25.7 million during 2004, 2003 and 2002, respectively. At December 31, 2004 we had approximately $64.5 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2021. In addition, we have $2.8 million of capital loss carryforwards, which expire in 2008.

Loss from discontinued operations

During the second quarter of 2004, the Company decided to discontinue its hardware business and, consequently, the results of those operations have been accounted for and presented as a discontinued operation. A reconciliation of the loss from discontinued operations for 2004, 2003 and 2002 is presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Hardware revenue	$890	$73	$—
Cost of hardware revenue	3,138	63	—
Gross profit (loss)	(2,248)	10	—
Operating expenses	2,272	8,926	5,945
Amortization of intangible assets	267	533	533
Restructuring and related charges	312	—	—
Impairment of assets	1,157	—	—
Loss from discontinued operations	$(6,256)	$(9,449)	$(6,478)

Included in cost of hardware revenue in 2004 is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000, $918,000 and $933,000 for 2004, 2003 and 2002, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods.

Restructuring and related charges included in loss from discontinued operations include the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Employee separation	$194	$—	$—
Impairment of assets	1,157	—	—
Other charges	118	—	—
Total restructuring and impairment charges	$1,469	$—	$—

During the first quarter of 2004, we eliminated ten positions in the hardware business unit, representing 7% of our then remaining workforce. We incurred severance of $79,000, paid in April 2004, and $10,000 of related charges.

During the second quarter of 2004, we decided to discontinue our hardware business. As a result of the decision to discontinue the hardware business unit, we recorded a $1.5 million charge in the second quarter of 2004, of which $608,000 related to the impairment of tooling, $585,000 related to the impairment of software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of our then remaining workforce, and $162,000 related to other charges.

During the third quarter of 2004, we were able to sell some of the discontinued hardware inventory written-off in the second quarter of 2004 for more than originally anticipated, resulting in an adjustment to the impairment of assets charge. Certain costs associated with disposition of the hardware tooling were ultimately determined to be less than anticipated previously, resulting in an adjustment to other charges in the third quarter of 2004. There were no remaining liabilities related to the discontinued hardware business unit as of December 31, 2004.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $12.9 million of cash, cash equivalents, restricted cash, and short-term investments compared to $17.7 million at December 31, 2003. Specifically, we had $11.7 million of unrestricted cash, cash equivalents, and short-term investments and $1.2 million of restricted cash as of December 31, 2004. Our restricted cash balance relates to securitization of our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at December 31, 2004 was $11.1 million compared to $16.5 million at December 31, 2003, resulting primarily from the decrease in overall cash, cash equivalents, and short-term investments balances used to fund operating losses.

During 2004, net cash used in operating activities was $1.9 million, primarily attributable to our net loss of $7.1 million. The use of cash attributable to our net loss was largely offset by a $3.1 million non-cash impairment charge related to a decision to discontinue our hardware business unit and a $2.7 million decrease in restricted cash related to planned reductions in letters of credit supporting our former corporate headquarters facility lease.

During 2003, net cash used in operating activities was $16.5 million, primarily due to our net loss of $14.0 million, the use of approximately $1.6 million for the purchase of assets related to our now- discontinued hardware business and $6.3 million for payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute.

During 2002, our operating activities resulted in a cash outflow of $36.0 million, primarily due to our net operating loss of $73.5 million, offset by a non-cash charge of $14.9 million for the cumulative effect of change in an accounting principle, a non-cash charge of $16.2 million for restructuring and a non-cash charge of $6.5 million for impairment of goodwill and other intangible assets.

Investing activities provided cash of $648,000, $10.9 million and $15.4 million in 2004, 2003 and 2002, respectively. Investing activities in 2004 included $1.3 million provided by maturities of short-term investments and $776,000 in capital expenditures primarily related to the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters in the second and third quarters of 2004. Investing activities in 2003 included $10.3 million provided by maturities of short-term investments and proceeds of $759,000, resulting from the sale of an investment, offset by $249,000 used for capital equipment purchases. Investing activities in 2002 included $21.0 million provided by maturities of short-term investments, offset by $3.9 million of net cash used in the acquisition of Infogation Corporation and $1.6 million used for capital equipment purchases.

Financing activities in 2004, 2003 and 2002 generated $461,000, $268,000, and $1.1 million, respectively, as a result of employees’ exercise of stock options.

In addition to cash that may be necessary to fund future operating activities, we have the following future or potential cash commitments:

•       We have an OEM Distribution Agreement with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a significant portion of our revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of our internal records and processes by Microsoft and its representatives. We underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005;

•       In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $2.3 million at December 31, 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease; and

•       Our other principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan. The annual obligations under all of these leases are detailed in the table below.

Contractual commitments at December 31, 2004 were as follows (in thousands):

Operating leases:
2005	$781
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,666

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

In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new consulting agreement with him. Under this agreement, Mr. Bibeault provides us onsite consulting services. For the years ended December 31, 2004 and 2003, we incurred expenses of approximately $158,000 and $115,000, respectively, under this consulting agreement.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt Statement 123R beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The two transition methods include a prospective and a retroactive adoption option. The prospective adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and

replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect the adoption of SFAS 153 to have any impact on our financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.   We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum of 15% and any one issuer to a maximum of 10% of the total portfolio, with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2004 and 2003. This table does not include money market funds, as those funds are not subject to market risk.

	Maturing in
	Three Months or Less	Three Months to One Year	Greater Than One Year	Total	Fair Value
	(Dollars in thousands)
As of December 31, 2004
Included in cash and cash equivalents	$—	—	—	$—	$—
Weighted average interest rate	—	—	—
Included in short-term investments	$650	$6,150	—	$6,800	$6,800
Weighted average interest rate	2.42%	1.8%	—
As of December 31, 2003
Included in cash and cash equivalents	$1,601	—	—	$1,601	$1,601
Weighted average interest rate	0.9%	—	—
Included in short-term investments	$4,925	$2,612	$602	$8,139	$8,139
Weighted average interest rate	2.1%	0.9%	0.2%

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

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the year ended December 31, 2004 was not material.

Item 8.   Financial Statements and Supplementary Data.

BSQUARE CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in connection with the adoption of Statement of Financial Accounting Standards Statement No. 142, Goodwill and Other intangible Assets (SFAS No. 142).

Ernst & Young LLP
Seattle, Washington
February 25, 2005

BSQUARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,943	$5,700
Restricted cash	—	3,906
Short-term investments	6,800	8,139
Accounts receivable, net of allowance for doubtful accounts of $222 in 2004 and $320 in 2003	4,841	6,263
Current assets of discontinued operations	—	2,401
Prepaid expenses and other current assets	547	856
Total current assets	17,131	27,265
Equipment, furniture and leasehold improvements, net	784	640
Restricted cash	1,200	—
Non-current assets of discontinued operations	—	1,660
Other assets	16	548
Total assets	$19,131	$30,113
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,340	$3,541
Other accrued expenses	2,880	3,016
Accrued compensation	878	1,063
Accrued legal fees	534	576
Accrued restructuring costs and other	—	1,433
Deferred revenue	390	1,146
Total current liabilities	6,022	10,775
Deferred rent	375	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares, issued and outstanding, 38,132,479 shares in 2004 and 37,503,176 shares in 2003	118,350	117,889
Accumulated other comprehensive loss	(406)	(392)
Accumulated deficit	(105,210)	(98,159)
Total shareholders’ equity	12,734	19,338
Total liabilities and shareholders’ equity	$19,131	$30,113

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenue:
Software	$28,364	$28,163	$19,478
Service	10,556	9,379	18,028
Total revenue	38,920	37,542	37,506
Cost of revenue:
Software	21,893	21,401	13,948
Service	7,977	9,740	16,847
Total cost of revenue	29,870	31,141	30,795
Gross profit	9,050	6,401	6,711
Operating expenses:
Selling, general and administrative	9,176	12,609	19,230
Research and development	855	1,768	10,747
Acquired in-process research and development	—	—	1,698
Amortization of intangible assets	—	50	847
Impairment of goodwill and other intangible assets	—	453	6,472
Restructuring and other related charges (credits)	40	(2,960)	16,249
Total operating expenses	10,071	11,920	55,243
Loss from operations	(1,021)	(5,519)	(48,532)
Other income (expense), net	237	1,059	(1,900)
Loss from continuing operations before income taxes	(784)	(4,460)	(50,432)
Income tax provision	(11)	(75)	(1,696)
Loss from continuing operations	(795)	(4,535)	(52,128)
Loss from discontinued operations	(6,256)	(9,449)	(6,478)
Loss before cumulative effect of change in accounting principle	(7,051)	(13,984)	(58,606)
Cumulative effect of change in accounting principle	—	—	(14,932)
Net loss	$(7,051)	$(13,984)	$(73,538)
Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$(0.13)	$(1.43)
Loss from discontinued operations	(0.17)	(0.25)	(0.18)
Cumulative effect of change in accounting principle	—	—	(0.41)
Basic and diluted loss per share	$(0.19)	$(0.38)	$(2.02)
Shares used in calculation of basic and diluted loss per share	37,855	37,270	36,413

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deferred	Accumulated Other		Total
	Preferred Stock		Common Stock		Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Equity
			(In thousands, except share amounts)
Balance, January 1, 2002	—	$—	34,875,585	$111,459	$(121)	$(1,880)	$(10,637)	$98,821
Net loss	—	—	—	—	—	—	(73,538)	(73,538)
Foreign currency translation adjustment	—	—	—	—	—	188	—	188
Realized loss on investments	—	—	—	—	—	1,367	—	1,367
Comprehensive loss								(71,983)
Exercise of stock options and employee stock purchase plan, net of cancellations	—	—	924,689	1,544	—	—	—	1,544
Stock-based compensation, net of adjustments	—	—	—	—	106	—	—	106
Issuance of common stock upon acquisition of Infogation Corporation	—	—	1,167,854	4,146	—	—	—	4,146
Balance, December 31, 2002	—	—	36,968,128	117,149	(15)	(325)	(84,175)	32,634
Net loss	—	—	—	—	—	—	(13,984)	(13,984)
Foreign currency translation adjustment	—	—	—	—	—	(67)	—	(67)
Comprehensive loss								(14,051)
Exercise of stock options	—	—	398,586	268	—	—	—	268
Stock-based compensation, net of adjustments	—	—	—	—	15	—	—	15
Issuance of common stock warrant	—	—	—	332	—	—	—	332
Issuance of common stock for earnout provision	—	—	6,700	5	—	—	—	5
Shares issued related to the Purchase of Infogation Corporation	—	—	129,762	135	—	—	—	135
Balance, December 31, 2003	—	—	37,503,176	117,889	—	(392)	(98,159)	19,338
Net loss	—	—	—	—	—	—	(7,051)	(7,051)
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	(14)
Comprehensive loss								(7,065)
Exercise of stock options	—	—	629,303	461	—	—	—	461
Balance, December 31, 2004	—	$—	38,132,479	$118,350	$—	$(406)	$(105,210)	$12,734

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,051)	$(13,984)	$(73,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	1,492	3,320
Deferred income taxes	—	—	4,721
Write down of investments	—	78	3,476
Impairment and restructuring charges of discontinued operations	3,069	—	—
Decrease (increase) of assets of discontinued operations	781	(1,639)	(112)
Restructuring and other related charges (credits)	40	(2,960)	16,249
Gain on sale of investments	—	(627)	—
Impairment of goodwill and other intangible assets	—	453	6,472
Acquired in-process research and development	—	—	1,698
Cumulative effect of change in accounting principle	—	—	14,932
Other	(37)	53	64
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Restricted cash	2,706	1,734	(5,940)
Accounts receivable, net	1,422	231	2,339
Income tax receivable	—	2,779	(1,465)
Prepaid expenses and other current assets	309	640	(930)
Other assets	532	2,000	(142)
Accounts payable and accrued expenses	(3,826)	(6,254)	(5,787)
Deferred revenue	(756)	(474)	(1,324)
Deferred rent	375	—	—
Net cash used in operating activities	(1,852)	(16,478)	(35,967)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(776)	(249)	(1,585)
Maturity of short-term investments, net	1,339	10,305	20,964
Purchase of Infogation Corporation, net of cash acquired	—	—	(3,893)
Purchase of customer list	—	—	(75)
Proceeds from the disposal of equipment	85	121
Sale of investments	—	759	—
Net cash provided by investing activities	648	10,936	15,411
Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase plan	461	268	1,106
Net cash provided by financing activities	461	268	1,106
Effect of exchange rate changes on cash	(14)	(67)	188
Net decrease in cash and cash equivalents	(757)	(5,341)	(19,262)
Cash and cash equivalents, beginning of year	5,700	11,041	30,303
Cash and cash equivalents, end of year	$4,943	$5,700	$11,041

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (BSQUARE), a Washington corporation, and its subsidiaries (collectively, the Company) provides software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones.

The Company’s software and engineering services are focused on devices running customized embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE .NET, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company including the wholly owned subsidiaries of BSQUARE. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, assessing the collectibility of accounts receivable, the realization of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Restricted Cash

Restricted cash represents deposits held at financial institutions as security for an outstanding letter of credit expiring through 2014 related to the Company’s headquarters lease obligation.

Short-term Investments

The Company’s short-term investments consist primarily of investment-grade marketable securities, which are classified as held-to-maturity and recorded at amortized cost, which approximates fair value.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on the fair value of these securities.

Financial Instruments and Concentrations of Risk

The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value based on their liquidity or short-term nature.

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

Computer equipment and system software	3 years
Office furniture and equipment	3-5 years

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

Software Development Costs

Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $7,000, $5,000 and $220,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation—Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using the Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying options vest.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes method, with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	0%	0%	0%
Expected life	4 years	4 years	5 years
Expected volatility	140%	175%	180%
Risk-free interest rate	3.1%	2.5%	2.8%

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized ratably to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS 123 (in thousands, except for per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(7,051)	$(13,984)	$(73,538)
Stock-based compensation recognized under APB 25	—	15	106
Employee compensation expense under SFAS 123	(1,592)	(586)	(1,115)
Pro forma net loss	$(8,643)	$(14,555)	$(74,547)
Basic and diluted loss per share, as reported	$(0.19)	$(0.38)	$(2.02)
Pro forma basic and diluted loss per share	$(0.23)	$(0.39)	$(2.05)
Shares used to calculate pro forma basic and diluted loss per share	37,855	37,270	36,413

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

Foreign Currency Translation

The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and revenue and expense accounts at the average exchange rates during the year. Resulting translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

Revenue Recognition

The Company recognizes revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

The Company recognizes revenue upon shipment provided that no significant obligations remain on its part. The Company also enters into arrangements in which a customer purchases a combination of software licenses, professional engineering services and/or post-contract customer support or maintenance (PCS). As a result, significant contract interpretation is sometimes required to determine the appropriate

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (VSOE) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

When elements such as software and professional engineering services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of determinable fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements for which there is no determinable fair value are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

Service revenue from fixed-priced contracts is recognized using the percentage of completion method. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. The Company relies on estimates of total expected hours as a measure of performance and cost in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known. Losses on fixed-priced contracts are recognized in the period when they become known. Service revenue from time and materials contracts and training services is recognized as services are performed.

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

Estimated costs of future warranty claims and claims under indemnification provisions are accrued based on historical experience. If actual costs of claims differ from its estimates, revision to the estimated warranty liability would be required.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally do not require collateral. The Company maintains allowances for estimated credit losses.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt Statement 123R beginning July 1, 2005.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The two transition methods include a prospective and a retroactive adoption option. Prospective adoption requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. Retroactive adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the consolidated result of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not expect the adoption of SFAS 153 to have any impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Cash, Restricted Cash and Short-Term Investments

The Company’s cash, cash equivalents, restricted cash and short-term investments consist of the following (in thousands):

	December 31,
	2004	2003
Cash and equivalents:
Money market funds	$4,353	$724
Cash	590	3,375
Commercial paper	—	600
Municipal certificates	—	1,001
	$4,943	$5,700
Restricted cash:
Commercial time deposits	$1,200	$—
Money market funds	—	3,906
	$1,200	$3,906
Short-term investments:
Commercial time deposits	$4,000	$—
Municipal securities	2,800	1,851
Corporate notes and bonds	—	4,564
Governments and agencies	—	1,724
	$6,800	$8,139

The contractual maturities of debt securities are all within one year.

3. Equipment, Furniture and Leasehold Improvements

Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and system software	$2,291	$2,157
Office furniture and equipment	1,036	982
Leasehold improvements	728	303
	4,055	3,442
Less: accumulated depreciation and amortization	(3,271)	(2,802)
	$784	$640

Depreciation and amortization expense was $584,000, $1.4 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and certain intangible assets with an indefinite useful life. SFAS No. 142 requires that goodwill and indefinite life intangible assets be reviewed for impairment upon adoption of the accounting standard and annually thereafter, or more frequently if impairment indicators arise. In 2002, the Company recorded an impairment loss of $14.9 million attributable to goodwill as the cumulative effect of this change in accounting principle.

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

In March 2003, $300,000 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in escrow related to the March 2002 purchase of Infogation Corporation (Infogation) were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration was valued at $435,000 on its release date and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel, the Company recorded an impairment charge for the entire value of the Escrow Consideration in the first quarter of 2003.

5. Income Taxes

The income tax provision consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
U.S. current	$—	$—	$2,856
International	(11)	(75)	169
Deferred	—	—	(4,721)
Total tax provision	$(11)	$(75)	$(1,696)

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net deferred tax assets consist of the following:

	December 31,
	2004	2003
Deferred income tax assets:
Depreciation and amortization	$2,076	$2,139
Accrued expenses and reserves	880	1,125
Net operating loss carryforwards	21,938	18,122
Capital loss carryforward	2,773	2,773
Research and development credit carryforward	2,004	2,182
Other	154	261
Deferred tax asset valuation allowance	(29,825)	(26,602)
	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2004	2003	2002
Taxes at the U.S. statutory rate	34.0%	34.0%	35.0%
Increase (decrease) resulting from:
Losses for which no benefit can be recognized	8.4	(22.6)	(28.3)
Increase in valuation allowance	(45.7)	(3.0)	(6.4)
Research and development tax credit	—	1.5	0.4
International operations	(0.2)	(0.5)	—
Rate change	—	(5.2)	1.1
Amortization of intangible assets	—	—	(5.0)
Other, net	3.3	(4.7)	0.2
	(0.2)%	(0.5)%	(3.0)%

The Company has provided a full valuation allowance on deferred tax assets during 2004, 2003 and 2002 because of the uncertainty regarding their realizability. The valuation allowance increased $3.2 million in 2004, $411,000 in 2003 and $25.7 million in 2002. At December 31, 2004, the Company had approximately $64.5 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2021. In addition, the Company has $2.8 million of capital loss carryforwards, which expire in 2008.

6. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.

In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which was scheduled to

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, in the event the Company was to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment for were $2.3 million at December 31, 2004. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

The aggregate cash payments made under operating leases in the years ended December 31, 2004, 2003 and 2002 were $170,000, $2.6 million, and $4.6 million, respectively. As described above, there were no cash payments due for the former or new corporate headquarters facility leases in 2004. Non-cash expense related the headquarters lease for the year ended December 31, 2004 was $375,000, which has been recorded as a deferred rent liability at December 31, 2004. Rent expense was $472,000, $2.6 million, and $4.6 million for 2004, 2003, and 2002, respectively.

As of December 31, 2004, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its new headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at December 31, 2004 were as follows (in thousands):

Operating leases:
2005	$781
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,666

Legal Proceedings

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the Individual Defendants), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin of the United States District Court for the Southern District of New York ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Microsoft Audit

The Company has an OEM Distribution Agreement with Microsoft Corporation, which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a significant portion of the Company’s revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of the Company’s internal records and processes by Microsoft and its representatives. The Company underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that the Company had correctly reported royalties during the audit period but that the Company could not account for all license inventory that the Company had received from Microsoft’s authorized replicators. While the Company believes that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, the Company ultimately chose to settle the dispute. Total settlement costs were $310,000 in the second quarter of 2004, which included audit costs of $140,000. This amount has been included within selling, general and administrative expense for the year ended December 31, 2004. Substantially all of the settlement amount will be paid to Microsoft in the first quarter of 2005.

7. Shareholders’ Equity

Common Stock Reserved for Future Issuance

At December 31, 2004, the Company had the following shares of common stock reserved for future issuance:

Stock options	9,036,793
Warrants outstanding	400,000
9,436,793

Warrants

In June 2003, as a result of a facilities restructuring settlement agreement, the Company issued warrants to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $1.14 per share. The warrants were fully vested at the time of issuance and expire in June 2008. The warrants’ value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of the Company’s common stock price) and a contractual life of five years.

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

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of all stock option activity follows:

	Available for Issuance	Number of Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2002	2,450,372	5,178,670	7.48
Authorized	1,660,356	—	—
Assumption of acquired company options	(178,893)	178,893	0.86
Granted	(3,613,178)	3,613,178	1.34
Exercised	—	(724,716)	0.73
Canceled	2,520,173	(2,520,173)	7.70
Balance, December 31, 2002	2,838,830	5,725,852	4.12
Authorized	1,500,000	—	—
Granted	(3,063,058)	3,063,058	1.29
Exercised	—	(398,586)	0.67
Canceled	2,622,974	(2,622,974)	5.08
Balance, December 31, 2003	3,898,746	5,767,350	2.42
Authorized	—	—	—
Granted	(3,181,852)	3,181,852	0.65
Exercised	—	(629,303)	0.73
Canceled	1,649,008	(1,649,008)	3.06
Balance, December 31, 2004	2,365,902	6,670,891	1.58

The following table summarizes information regarding currently outstanding and exercisable options at December 31, 2004:

		Outstanding		Exercisable
	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Range of exercise price:
$0.05—$0.58	2,585,389	9.49	$0.50	163,865	$0.35
$0.59—$1.20	1,738,944	8.34	0.95	1,082,719	0.93
$1.21—$1.80	1,672,596	8.14	1.49	888,299	1.49
$1.81—$3.60	326,726	6.88	3.43	249,405	3.44
$3.61—$36.00	347,236	5.72	11.49	333,555	11.57
	6,670,891	8.53	1.58	2,717,843	2.62

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2004, 2003 and 2002, there were 2,717,843, 2,173,483 and 2,063,769 options exercisable, respectively, at weighted average exercise prices of $2.62, $3.62 and $5.57, respectively. For the years ended December 31, 2004, 2003 and 2002, the weighted average grant date fair value of options granted was $0.55, $1.23 and $1.30, respectively.

1999 Employee Stock Purchase Plan

On July 21, 1999, the Board of Directors approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). Under the 1999 Purchase Plan, the Company was authorized to sell up to 1,500,000 shares of common stock in a series of eighteen-month offerings. In March 2002, the Company’s shareholders approved an amendment to the 1999 Purchase Plan to increase the authorized shares of common stock to 2,500,000. The 1999 Purchase Plan permitted eligible employees of the Company to acquire shares of the Company’s common stock through periodic payroll deductions of up to 10% of base cash compensation. The price at which the common stock was purchased was 85% of the lesser of 1) the fair market value of the Company’s common stock on the first day of the applicable offering period or 2) the fair market value of the shares on the purchase date. The initial offering period commenced on the effectiveness of the initial public offering. During the year ended December 31, 2002, the Company issued 230,129 shares under the plan. The plan was terminated during 2002.

Deferred Stock-Based Compensation

In connection with the grant of certain stock options to employees and consultants during 1999, the Company recorded deferred-stock based compensation of $1.1 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with FASB Interpretation No. 28, on a graded vesting basis over the vesting period of the applicable options (generally four years). During the years ended December 31, 2003 and 2002, the Company recorded stock-based compensation of $15,000 and $106,000, respectively. There was no such expense in the year ended December 31, 2004.

8. Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments and any applicable vesting upon retirement or termination, subject to a vesting schedule. The Company suspended matching contributions in September 2003. The contributions were reinstated in May 2004. During the years ended December 31, 2004, 2003 and 2002, the Company made matching contributions of $91,000, $235,000 and $665,000, respectively.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash paid for interest	$—	$4	$1
Cash refunded for income taxes	—	(2,779)	(1,692)
Common stock issued for acquisition of Infogation Corporation	—	135	4,146
Warrants issued pursuant to lease termination settlement	—	332	—

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

10. Significant Customers

For the years ended December 31, 2004, 2003 and 2002, approximately 19%, 17% and 6%, respectively, of the Company’s revenue was generated from Cardinal Healthcare Systems. At December 31, 2004 and 2003, Cardinal Healthcare Systems represented 9% and 13% of total accounts receivable, respectively. Substantially all of our sales to Cardinal Healthcare Systems were of Microsoft Embedded operating systems.

For the years ended December 31, 2004, 2003 and 2002, approximately 2%, 2% and 16% of the Company’s revenue, respectively, was generated under a master development and license agreement with Microsoft. As of December 31, 2004 and 2003, Microsoft represented 0% and 3% of total accounts receivable, respectively.

11. Related Party Transactions

During the second quarter of 2003, the Company hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, the Company incurred approximately $355,000 of consulting fees in 2003.

In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company onsite consulting services. For the years ended December 31, 2004 and 2003, the Company incurred expenses of approximately $158,000 and $115,000 under this consulting agreement, respectively.

12. Geographic and Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Year Ended December 31,
	2004	2003	2002
Total revenue:
United States	$34,155	$31,594	$29,716
Japan	1,093	1,856	4,996
Other foreign	3,672	4,092	2,794
Total revenue(1)	$38,920	$37,542	$37,506

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$901	$2,030	$5,011
Japan	—	496	593
Other foreign	35	55	86
Total long-lived assets(2)	$936	$2,581	$5,690

(1)          Revenue is attributed to countries based on location of customer invoiced.

(2)          Long-lived assets do not include acquired intangible assets, goodwill or long-term investments.

13. Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share (in thousands except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss available to common shareholders (numerator basic and diluted)	$(7,051)	$(13,984)	$(73,538)
Shares (denominator basic and diluted):
Weighted average common shares outstanding(1)	37,855	37,270	36,413
Basic and diluted loss per share	$(0.19)	$(0.38)	$(2.02)

(1)          As of December 31, 2004, 2003 and 2002, there were stock options and warrants outstanding to acquire 7,070,891, 6,167,350 and 5,725,852 common shares, respectively, that were excluded from the computation of diluted loss per share because their effect was antidilutive.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring and Related Charges (Credit) and Discontinued Operations

Restructuring and Related Charges (Credit)

Restructuring and related charges (credits) included in loss from continuing operations include the following (in thousands):

	For the year ended December 31,
	2004	2003	2002
Employee separation	$—	$461	$3,757
Excess facilities	—	328	9,287
Change in estimate due to effect of lease termination agreements	—	(4,506)	—
Impairment of assets	30	—	3,205
Other charges	10	757	—
Total restructuring and related charges (credits)	$40	$(2,960)	$16,249

In the year ended December 31, 2004, $30,000 in asset write-offs related to the Company’s now- closed Japan operation, and $10,000 of related charges were charged to restructuring expense.

During 2003 the Company made significant progress in its efforts to mitigate excess facility commitments. The most significant mitigation was the restructuring of its corporate headquarters lease, which began with the signing of a Rent Deferral Agreement with the landlord of its corporate headquarters in December 2003. Subsequently, in February 2004, the Company signed an amendment to the lease for its current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the then current headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provided that no cash payments were to be made during 2004. In previous quarters, the Company had recognized a restructuring charge for early lease termination fees and lease payments for excess space associated with its then corporate headquarters lease. As a result of these agreements, the associated remaining liability of $970,000, related to excess facilities, was reversed in the fourth quarter of 2003. At December 31, 2004, there were no remaining early lease termination fee obligations.

In June 2003, the Company negotiated a termination of its Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 in the second quarter of 2003 and the issuance of a warrant to purchase up to 400,000 shares of the Company’s common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% (estimated based on the two-year average volatility of its common stock price) and an contractual life of five years. During the third quarter of 2003, the Company finalized negotiations for the termination of its San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 in July 2003. In addition, the Company agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These arrangements resulted in a decrease to the estimate of the Company’s obligation for future minimum lease payments of $3.5 million.

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

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a rollforward of accrued restructuring costs (in thousands):

	Employee Separation Costs	Excess Facilities	Other Related Charges	Total
Balance, January 1, 2002	10	4,524	—	4,534
Charges	3,757	9,287	3,205	16,249
Non-cash charges and adjustments	—	1,108	—	1,108
Cash payments	(2,513)	(5,083)	—	(7,596)
Impairment of property and equipment	—	—	(3,205)	(3,205)
Balance, December 31, 2002	1,254	9,836	—	11,090
Charges	461	328	757	1,546
Change in estimates due to the effect of lease termination arrangements	—	(4,506)	—	(4,506)
Warrant issued pursuant to lease termination agreement	—	(332)	—	(332)
Impairment of property and equipment	—	—	(140)	(140)
Non-cash charges and adjustments	—	—	57	57
Cash payments pursuant to lease termination agreements	—	(998)	—	(998)
Cash payments	(1,662)	(3,107)	(515)	(5,284)
Balance, December 31, 2003	53	1,221	159	1,433
Charges included in loss from continuing operations	—	—	40	40
Cash payments	(53)	(1,221)	(169)	(1,443)
Impairment of property and equipment	—	—	(30)	(30)
Balance, December 31, 2004	$—	$—	$—	$—

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations

The loss from discontinued operations for the years ended December 31, 2004, 2003 and 2002 is presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Hardware revenue	$890	$73	$—
Cost of hardware revenue	3,138	63	—
Gross profit (loss)	(2,248)	10	—
Operating expenses	2,272	8,926	5,945
Amortization of intangible assets	267	533	533
Restructuring and related charges	312	—	—
Impairment of assets	1,157	—	—
Loss from discontinued operations	$(6,256)	$(9,449)	$(6,478)

Included in cost of hardware revenue in 2004 is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000, $918,000 and $933,000 for 2004, 2003 and 2002, respectively, related to corporate allocations, which will be allocated to continuing operations in future periods.

Restructuring and impairment charges included in loss from discontinued operations include the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Employee separation	$194	$—	$—
Impairment of assets	1,157	—	—
Other charges	118	—	—
Total restructuring and impairment charges	$1,469	$—	$—

During the first quarter of 2004, the Company eliminated ten positions in the hardware business, representing 7% of the Company’s then remaining workforce. The Company incurred severance of $79,000, paid in April 2004, and $10,000 of related charges.

During the second quarter of 2004, the Company’s Board of Directors decided to discontinue the Company’s hardware business unit resulting in a $1.5 million charge in that quarter, of which $608,000 related to the impairment of tooling, $585,000 related to the impairment of prepaid software licenses used in the Company’s Power Handheld device, $120,000 related to severance for eight employees terminated, representing 7% of the Company’s then remaining workforce, and $162,000 related to other charges.

During the third quarter of 2004, the Company was able to sell some of the inventory written-off in the second quarter of 2004 for more than originally anticipated, resulting in an adjustment to the impairment of assets charge. Certain costs associated with disposition of the hardware tooling were also ultimately determined to be less than anticipated resulting in an adjustment to other charges in the third quarter of 2004.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Acquisitions

Infogation Corporation

On March 13, 2002, the Company acquired Infogation Corporation (Infogation) in a purchase transaction valued at approximately $8.7 million. Infogation, located in San Diego, California, was dedicated to the development of on-board and handheld vehicle navigation systems (telematics). Total consideration included the issuance of approximately 1.2 million shares of BSQUARE common stock valued at $3.55 per share, the market price on the date of closing, and approximately $3.9 million in cash. The Company assumed Infogation’s outstanding vested and unvested employee stock options, which were converted into options to acquire approximately 200,000 shares of the Company’s common stock. The fair value of these vested and unvested options were included in the purchase price net of the intrinsic value of the unvested options, which was recorded as deferred stock compensation. In addition, $300,000 of cash and 129,762 shares of common stock were held in escrow subject to the indemnification provisions of the merger agreement. The agreement also contained a provision for the payment of up to $3.0 million of additional consideration in cash and/or common stock based upon the attainment of certain revenue targets, as defined in the merger agreement. In 2003, the Company issued 6,700 shares of common stock as final settlement related to this provision.

A summary of the purchase price paid in connection with the acquisition of Infogation is as follows (in thousands):

Cash	$2,700
Stock	4,146
Vested and unvested stock options	603
Direct acquisition costs	971
Other acquisition costs	429
8,849
Deferred stock compensation	(190)
Total	$8,659

The purchase price was allocated as follows (in thousands):

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

Due to weaker-than-expected demand for telematics products and services, the Company eliminated all telematics personnel late 2002 and early 2003. During the third quarter of 2002, the Company recorded

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an impairment charge of $6.5 million for goodwill and intangible assets resulting from the curtailment of the telematics operations.

In March 2003, $300 and 129,729 shares of common stock (together, the Escrow Consideration) previously held in escrow related to the March 2002 purchase of Infogation were released to the former owners of Infogation (the Sellers). The escrow account was designated for a variety of uncertainties and potential claims related to representations and warranties of the Sellers. The Escrow Consideration related to the purchase of Infogation and upon its release date, was valued at $435,000 and considered a purchase price adjustment. Because of the 2002 decision to significantly reduce telematics personnel and no longer pursue such work, the Company evaluated this amount and recorded an impairment charge for the entire value.

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

16.  Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2004 and 2003 are as follows (in thousands except per share data):

2004 Quarter Ended	March 31	June 30	September 30	December 31
Revenue	$10,574	$8,847	$10,569	$8,930
Gross profit	2,414	2,216	2,303	2,117
Loss from operations	(254)	(701)	(50)	(16)
Income (loss) from continuing operations	(197)	(660)	39	23
Income (loss) before cumulative effect of change in accounting principle	(2,207)	(5,129)	208	79
Net income (loss)	$(2,207)	$(5,129)	$208	$79
Basic and diluted income (loss) per share	$(0.06)	$(0.14)	$0.01	$0.00

2003 Quarter Ended	March 31	June 30	September 30	December 31
Revenue	$8,068	$9,381	$9,408	$10,685
Gross profit	777	2,232	1,965	1,427
Income (loss) from operations	(4,443)	1,215	(1,175)	(1,116)
Income (loss) from continuing operations	(4,335)	1,297	(480)	(1,017)
Loss before cumulative effect of change in accounting principle	(6,599)	(743)	(2,969)	(3,673)
Net loss	$(6,599)	$(743)	$(2,969)	$(3,673)
Basic and diluted loss per share	$(0.18)	$(0.02)	$(0.08)	$(0.10)

(1)          Amounts presented for the quarters in the year ended December 31, 2003 and for the quarter ended March 31, 2004 have been adjusted to reflect the presentation of the Company’s hardware business unit as a discontinued operation. See Note 14, Restructuring and Related Charges (Credit) and Discontinued Operations, for additional information on restructuring and discontinued operations.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Subsequent Event (Unaudited)

On March 4, 2005, the Company was notified by Cardinal Healthcare Systems that they would begin purchasing from one of the Company’s competitors and discontinue purchasing from the Company no later than the second quarter of 2005. Cardinal Healthcare Systems represented 19%, or $7.4 million, of total revenue and 26% of total software revenue for the year ended December 31, 2004. Cardinal Healthcare Systems also represented 7%, or $590,000, of the Company’s total gross profit for the year ended December 31, 2004.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

Effective January 1, 2005, Carey Butler, our Vice President, Professional Engineering Services, received an annual salary increase from $160,000 to $170,000 and Scott Mahan, our Vice President of Finance and Chief Financial Officer, received an annual salary increase from $160,000 to $180,000. The salary increases were approved by the Compensation Committee of our Board of Directors.

On January 3, 2005, we entered into an Employment Offer Letter Agreement with Pawan Gupta pursuant to which Mr. Gupta shall serve as our Vice President of Product Management. Under the terms of Mr. Gupta’s Employment Offer Letter, he will be entitled to receive the following compensation: (i) an initial annual base salary of $160,000; (ii) an annual performance-based bonus with a target payment of 25% of base salary based on the achievement of individual and corporate objectives; and (iii) the grant of an option to purchase 150,000 shares of common stock at an exercise price equal to the market price at the close of business on the grant date.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this Item regarding our directors and executive officers is set forth in Part I of this report under the heading “Directors and Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The information required by this Item regarding our audit committee and audit committee financial expert is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance—Standing Committees and Attendance” and is incorporated herein by this reference.

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

Item 11.                 Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this Item is included in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed with the SEC under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2005 annual meeting shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

1.     Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.”

A.     Consolidated Balance Sheets at December 31, 2004 and 2003.

B.     Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

C.     Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

D.     Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

2.     Financial Statement Schedules.

The following financial statement schedule is filed as part of this report:

A.     Schedule II—Valuation and Qualifying Accounts.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 75 to 77 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION
Date: March 11, 2005	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer
Date: March 11, 2005	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan
Vice President of Finance and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 11, 2005, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRIAN T. CROWLEY	President and Chief Executive Officer
Brian T. Crowley	(Principal Executive Officer)
/s/ SCOTT C. MAHAN	Vice President of Finance and Chief Financial Officer
Scott C. Mahan	(Principal Financial and Accounting Officer)
/s/ DONALD B. BIBEAULT	Chairman of the Board
Donald B. Bibeault
/s/ SCOT E. LAND	Director
Scot E. Land
/s/ ELWOOD D. HOWSE, JR.	Director
Elwood D. Howse, Jr.
/s/ ELLIOTT H. JURGENSEN, JR.	Director
Elliott H. Jurgensen, Jr.
/s/ WILLIAM D. SAVOY	Director
William D. Savoy

BSQUARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written Off	Balance at End of Period
	(In thousands)
December 31, 2004	$320	$59	$—	$157	$222
December 31, 2003	$860	$182	$—	$722	$320
December 31, 2002	$1,721	$1,137	$—	$1,998	$860

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3.2	Bylaws and all amendments thereto(14)
4.1	See Exhibits 3.1, 3.1(a) and 3.2 for provisions defining the rights of the holders of common stock
4.2	Form of Warrant to purchase common stock(16)
10.1^	Amended and Restated Stock Option Plan, as amended in April 2003(15)
10.1(a)	1998 Mainbrace Stock Option Plan(3)
10.1(b)	2000 Non-Qualified Stock Option Plan(4)
10.1(c)	Infogation Corporation 1996 Stock Option Plan(12)
10.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)
10.1(e)^	Form of Stock Option Agreement
10.2	Employee Stock Purchase Plan(1)
10.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)
10.3	401(k) Plan(1)
10.4	Form of Indemnification Agreement(1)
10.6	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)
10.7	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)
10.8	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)
10.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)
10.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)
10.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)
10.10	Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)
10.11	Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)
10.12	Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)
10.13	Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)

10.14	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)
10.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)
10.15	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)
10.16	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)
10.16(a)	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue LLC and BSQUARE Corporation(18)
10.16(b)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C and BSQUARE Corporation(18)
10.17	Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002(14)
10.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003(17)
10.18(a)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004(19)
10.19	Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation(18)
10.20	Employment Agreement between Scott C. Mahan and BSQUARE Corporation(18)
10.21	Employment Agreement between Carey E. Butler and BSQUARE Corporation(18)
10.22	Employment Offer Letter Agreement between Pawan Gupta and BSQUARE Corporation
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2**	Notice Regarding Consent of Arthur Andersen LLP
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Subject to confidential treatment.

**             Pursuant to Rule 437A promulgated under the Securities Act of 1933, no consent is filed herewith.

+                Confidential treatment requested.

^              Replaces previously filed exhibit.

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

(18)   Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(19)   Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2004.