Form 10-Q
period 2005-03-31
BSQUARE CORP /WA
filed 2005-05-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 38,141,379 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,405	$4,943
Short-term investments	6,150	6,800
Accounts receivable, net	5,910	4,841
Prepaid expenses and other current assets	628	563
Total current assets	18,093	17,147
Furniture, equipment and leasehold improvements, net	734	784
Restricted cash	1,200	1,200
Total assets	$20,027	$19,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,565	$1,340
Accrued compensation	993	878
Other accrued expenses	3,574	3,414
Deferred revenue	318	390
Total current liabilities	7,450	6,022

Deferred rent	370	375
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares; issued and outstanding, 38,141,379 shares as of March 31, 2005 and 38,132,479 shares as of December 31, 2004	118,356	118,350
Accumulated other comprehensive loss	(394)	(406)
Accumulated deficit	(105,755)	(105,210)
Total shareholders’ equity	12,207	12,734
Total liabilities and shareholders’ equity	$20,027	$19,131

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue:
Software	$7,452	$7,700
Service	2,363	2,874
Total revenue	9,815	10,574
Cost of revenue:
Software	5,892	6,078
Service	2,015	2,082
Total cost of revenue	7,907	8,160
Gross profit	1,908	2,414
Operating expenses:
Selling, general and administrative	2,126	2,451
Research and development	386	177
Restructuring and related charges	—	40
Total operating expenses	2,512	2,668
Loss from operations	(604)	(254)
Other income, net	59	57
Loss from continuing operations	(545)	(197)
Loss from discontinued operations	—	(2,010)
Net loss	$(545)	$(2,207)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	—	(0.05)
Basic and diluted loss per share	$(0.01)	$(0.06)

Shares used in calculation of basic and diluted loss per share	38,139	37,595

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(545)	$(2,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	396
Impairment and restructuring charges of discontinued operations	—	89
Decrease in assets of discontinued operations	—	466
Restructuring and related charges	—	40
Changes in operating assets and liabilities, net of effects of discontinued operations:
Restricted cash	—	285
Accounts receivable, net	(1,069)	(347)
Prepaid expenses and other current assets	(65)	58
Other assets	—	424
Accounts payable and accrued expenses	1,500	(1,180)
Deferred revenue	(72)	(249)
Deferred rent	(5)	94
Net cash used in operating activities	(186)	(2,131)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(20)	(68)
Maturities of short-term investments, net	650	290
Net cash provided by investing activities	630	222
Cash flows from financing activities:
Proceeds from exercise of stock options	6	92
Net cash provided by financing activities	6	92
Effect of exchange rate changes on cash	12	17
Net increase (decrease) in cash and cash equivalents	462	(1,800)
Cash and cash equivalents, beginning of period	4,943	5,700
Cash and cash equivalents, end of period	$5,405	$3,900

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at March 31, 2005 and its operating results and cash flows for the three months ended March 31, 2005 and 2004. The accompanying financial information as of December 31, 2004 is derived from audited financial statements.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts, estimates of progress on professional service arrangements, loss contract accruals and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation — Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using the Black-Scholes or other similar option pricing models and re-measuring such stock options to the current fair value as the underlying options vest.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004

Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	102%	180%
Risk-free interest rate	4.1%	2.4%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(545)	$(2,207)
Pro forma employee compensation expense under SFAS 123	(222)	(518)
Pro forma net loss	$(767)	$(2,725)

Basic and diluted loss per share, as reported	$(0.01)	$(0.06)

Pro forma basic and diluted loss per share	$(0.02)	$(0.07)

Shares used to calculate pro forma basic and diluted loss per share	38,139	37,595

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures currently permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt Statement 123R beginning January 1, 2006.   Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.

The two acceptable transition methods include a prospective and a retroactive adoption option.  Prospective adoption requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  Retroactive adoption requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated result of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, such as stock options and warrants, using the treasury stock method.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

As of March 31, 2005 and 2004, there were stock options and warrants outstanding to acquire 6,544,453 and 5,723,607 common shares, respectively, that were excluded from the computation of diluted loss per share because their effect was antidilutive.

2.  Restructuring and Related Charges and Discontinued Operations

Restructuring and Related Charges

Restructuring and related charges included in loss from continuing operations for the three months ended March 31, 2004 included $30,000 in asset impairments and $10,000 of other related charges pertaining to the Company’s now closed Japan operation. There were no restructuring and related charges included in loss from continuing operations for the three months ended March 31, 2005.

Discontinued Operations

A reconciliation of loss from discontinued hardware business operations for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004

Hardware revenue	$—	$524
Cost of hardware revenue	—	765
Gross loss	—	(241)

Operating expenses, including restructuring	—	1,636
Amortization of intangible assets	—	133
Loss from discontinued operations	$—	$(2,010)

Included in operating expenses of the discontinued operations was $122,000 in corporate allocations for the three months ended March 31, 2004.   By December 31, 2004, the Company had effectively concluded all remaining operating activities associated with the discontinued hardware business.  Consequently, there was no discontinued operations activity for the three months ended March 31, 2005.

Restructuring charges included in the loss from discontinued operations for the three months ended March 31, 2004 were severance of $79,000, paid in April 2004, and $10,000 of related charges. The severance related to the elimination of ten positions in the hardware business, representing 7% of the Company’s then remaining workforce.

4. Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments.

Components of comprehensive loss consist of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

Net loss	$(545)	$(2,207)
Foreign currency translation gain	12	17
Comprehensive loss	$(533)	$(2,190)

5. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.

In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, in the event the Company defaults under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.3 million at March 31, 2005. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

The aggregate cash payments made under operating leases for the three months ended March 31, 2005 and 2004 were $120,000 and $62,000, respectively.  There were no cash payments due for the former or new corporate headquarters facility leases in the three months ended March 31, 2004.  Non-cash expense related to the headquarters lease for the three months ended March 31, 2004 was $94,000.  Rent expense for all facilities was $187,000 and $156,000 for the three months ended March 31, 2005 and 2004, respectively.

Contractual commitments at March 31, 2005 were as follows (in thousands):

Operating leases:
2005	$576
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,461

As of March 31, 2005, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its new headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Legal Proceedings

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court (Court) for the Southern District of New York against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement will involve any payment by the Company.  If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, it is expected that the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants who are not in bankruptcy.  The parties have submitted a revised settlement to the Court.

The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

Microsoft Audit

The Company has an OEM Distribution Agreement with Microsoft Corporation (“Microsoft”), which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a substantial majority of the Company’s revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of the Company’s internal records and processes by Microsoft and its representatives. The Company underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004.  The audit covered a period of five years.  Microsoft determined that the Company had correctly reported royalties during the audit period but that the Company could not account for all license inventory that the Company had received from Microsoft’s authorized replicators.  While the Company believes that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, the Company ultimately chose to settle the dispute.  Total settlement costs of $310,000 were recognized in the second quarter of 2004, which included audit costs of $140,000.  The Company restructured the payment obligation with Microsoft in March 2005 such that $160,000 of the amount originally payable in the first quarter of 2005 will now be paid in the second quarter of 2005 and is included in accounts payable as of March 31, 2005.

6. Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended March 31,
	2005	2004
Total revenue:
United States	$8,722	$9,317
Asia	761	426
Other foreign	332	831
Total revenue(1)	$9,815	$10,574

	March 31,	December 31,
	2005	2004
Long-lived assets:
United States	$710	$761
Asia	24	23
Total long-lived assets	$734	$784

(1)               Revenue is attributed to countries based on location of customer invoiced.

The Company does not track other assets by operating segments. Consequently, it is not practicable to show other assets by operating segments.

7. Related Party Transactions

In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company with onsite consulting services. The Company incurred expenses of approximately $34,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively, under this consulting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

Overview

BSQUARE provides software and professional service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.

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

Critical Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies and judgments below. We have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2004, filed with the SEC. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Results of Operations

The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue:
Software	76%	73%
Service	24	27
Total revenue	100	100
Cost of revenue:
Software	60	57
Service	21	20
Total cost of revenue	81	77
Gross profit	19	23
Operating expenses:
Selling, general and administrative	22	23
Research and development	4	2
Restructuring and related charges	—	—
Total operating expenses	26	25
Loss from operations	(7)	(2)
Other income, net	1	—
Loss from continuing operations	(6)	(2)
Loss from discontinued operations	—	(19)
Net loss	(6)%	(21)%

Revenue

Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the sale of third-party software and sales of our own proprietary software products which includes royalties from our software development tool products, debugging tools and applications and smart device reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, fees for customer training, and rebillable expenses.

Revenue for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Software revenue:
Third-party software	$6,865	$7,015
Proprietary software	587	685
Total software revenue	7,452	7,700
Service revenue	2,363	2,874
Total revenue	$9,815	$10,574

Software revenue as a percentage of total revenue	76%	73%
Third-party software revenue as a percentage of total software revenue	92%	91%
Service revenue as a percentage of total revenue	24%	27%

Software revenue

The vast majority of third-party software revenue is comprised of the sale of Microsoft Embedded operating systems.  The largest contributor to our proprietary software revenue is our SDIO Now! software product.

Software revenue was $7.5 million and $7.7 million in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $248,000, or 3%.  Of the decrease, $149,000 was related to lower third-party software sales primarily attributable to lower order volume from a significant customer, Cardinal Healthcare Systems (Cardinal), offset by higher sales from other existing and new customers.  Cardinal accounted for $711,000 and $2.6 million in third-party software revenue for the three months ended March, 31, 2005 and 2004, respectively.  We were informed by Cardinal in March 2005 that it would begin purchasing Microsoft Embedded operating systems from a competitor beginning in the second quarter of 2005.  Additionally, recent Cardinal order volumes have been lower than historical rates due to inventory management activities on its part.  The substantial year-over-year decrease in third-party software revenue attributable to Cardinal was offset by increased sales to existing customers as well as sales to new customers.  We do expect third-party software revenue to decline in the near-term as our sales efforts are redeployed toward existing and new customers to compensate for the Cardinal loss.  Additionally, it will take several quarters before the new Microsoft Embedded operating system products recently made available to us, Windows for Point of Service (WEPOS) and XP Professional with embedded restrictions, have a meaningful impact on our third-party software revenue.

The remaining decrease in software revenue was attributable to lower sales of proprietary software despite higher 2005 SDIO Now! revenue as compared to the prior year.   SDIO Now! revenue was $491,000 in the first quarter of 2005, as compared to $272,000 in the first quarter of 2004.  The first quarter of 2004 included a sale of our PowerHandheld software stack which, along with lower sales of other proprietary software products in 2005, more than offset the SDIO Now! revenue increase.  The increase in SDIO Now! revenue in 2005, as compared to the prior year, stemmed from much higher run-time royalty volumes from several customers who are now shipping our SDIO Now! software in production.

Service revenue

Service revenue was $2.4 million and $2.9 million in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of 18%.  Service revenue represented 24% and 27% of total revenue for the three months ended March 31, 2005 and 2004, respectively. The service revenue decline was primarily attributable to lower billable hours on domestic service projects in the first quarter of 2005 versus the prior year.  In total, world-wide billable hours were down 22% year over year, all of which related to the North American marketplace, offset by a slight improvement in realized rate per hour.  The decrease in domestic project billable hours was primarily attributable to lower activity at several current key customers in 2005, as compared to the prior year.  We do expect service revenue to increase in the near-term based primarily on the strength of our current backlog and recent steps we have taken to enhance our sales execution including the hiring of new sales management in this area.

International revenue

Revenue from customers located outside of the United States was $1.1 million and $1.3 million in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of 15%.   These amounts include revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers. The decrease in international revenue in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily the result of decreased service and other revenue from Canadian customers in the current quarter compared to the prior year which included a large Smartphone development project.  Revenue attributable to our Taiwan operation was $418,000 and $170,000 in the three months ended March 31, 2005 and 2004, respectively.

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

The following table outlines software, services and total gross profit (in thousands):

	Three Months Ended March 31,
	2005	2004
	(unaudited)

Software gross profit:	$1,561	$1,622
As a percentage of total software revenue	21%	21%
Service gross profit	$347	$792
As a percentage of service revenue	15%	28%
Total gross profit	$1,908	$2,414
As a percentage of total revenue	19%	23%

Software gross profit

Software gross profit as a percentage of software revenue was 21% for the three months ended March 31, 2005 and 2004. Third-party software revenue generates a much lower profit margin than our proprietary software.  Third-party software gross profit as a percentage of third-party software revenue was approximately 14% for the three months ended March 31, 2005, up almost 1% compared to the prior year as Cardinal, a relatively low margin customer due to their purchasing power, represented a smaller percentage of third-party software revenue in the first quarter of 2005 compared to the prior year.  Cardinal contributed $48,000 and $202,000 in software gross profit for the three months ended March 31, 2005 and 2004, respectively.  The increase in third-party software gross profit as a percentage of third-party software revenue more than offset the margin decline driven by lower overall third-party software revenue and also partially offset the $100,000 decrease in gross profit contribution driven by lower sales of nearly 100% margin proprietary software products.  We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, software gross profit is likely to remain relatively low in the foreseeable future.  We also expect continued pressure on third-party gross profits due to competition in the marketplace.  Our objective is to raise overall software gross profits in the future as we seek to increase sales of other, higher margin, third-party software products as well as increase the sales of our own, high margin, proprietary software products, both in absolute dollars and as a percentage of overall software revenue.

Service gross profit

Service gross profit as a percentage of service revenue was 15% and 28% in the three months ended March 31, 2005 and 2004, respectively. The decline in service gross profit during the first quarter of 2005, compared to the prior year, was entirely attributable to lower service revenue volumes on an almost identical service cost of sales base.  For the three months ended March 31, 2005, approximately 9% of service cost of sales was represented by relatively fixed facilities and depreciation costs.  Total service cost of sales, as expressed in dollars, was comparable to the prior year.  We expect service gross profits to increase as service revenue volume increases because a certain percentage of the current service cost of sales is relatively fixed, including those costs represented by depreciation and facilities as well as certain management and related costs which should not increase as service revenue increases in the near-term.  Additionally, as an increase in our billable hour volumes necessitates an increase in service engineering and related headcount, our objective is to fill those needs through the use of lower cost offshore resources, both through our Taiwan office and third-party offshore development resources.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as travel and entertainment and professional fee costs.

Selling, general and administrative expenses were $2.1 million and $2.5 million in the three months ended March 31, 2005 and 2004, respectively, representing a decrease of 13%. Selling, general and administrative expenses represented 22% and 23% of total revenue in the three months ended March 31, 2005 and 2004, respectively.  The decrease in expenses from the first quarter of 2004 related to lower legal and other professional fees as well as reduced marketing costs.  Higher professional fees in early 2004 were attributable to turnaround activities, while marketing expenses are down compared to early 2004 due to a reduced focus on general corporate communications activities.  Additionally, the three months ended March 31, 2004 included $162,000 in expenses associated with our now closed Japan operation.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs.  Research and development expenses in all periods exclude expenses related to the discontinued hardware business unit, which are included in loss from discontinued operations.

Research and development expenses were $386,000 and $177,000 in the three months ended March 31, 2005 and 2004, respectively, representing an increase of 118%. As a percentage of total revenue, research and development expenses were 4% and 2% in the three months ended March 31, 2005 and 2004, respectively.  This increase stems from a renewed focus on our proprietary products strategy and resulting investment therein.  Specifically, the increase relates primarily to incremental headcount including the hiring of a Vice President of Products in January of 2005. We expect to increase our investment in research and development in the future as opportunities present themselves.

Restructuring and related charges

Restructuring and related charges included in the loss from continuing operations for the three months ended March 31, 2004 were $40,000, representing $30,000 in asset impairments and $10,000 of other related charges at our now closed Japan operation.  There were no restructuring charges for the three months ended March 31, 2005.

Other income, net

Other income, net was $59,000 and $57,000 in the three months ended March 31, 2005 and 2004, respectively.  These amounts represent interest and gains and losses from our cash, cash equivalents and short-term investments.  While average cash balances have declined over the last year, the decrease has been offset by improvement in the interest rate environment.

Loss from discontinued operations

During the second quarter of 2004, we decided to discontinue our hardware business, and, consequently, the results of its operations have been accounted for and presented as a discontinued operation.  A reconciliation of the loss from discontinued operations for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004

Hardware revenue	$—	$524
Cost of hardware revenue	—	765
Gross profit	—	(241)
Operating expenses	—	1,636
Amortization of intangible assets	—	133
Loss from discontinued operations	$—	$(2,010)

By December 31, 2004, we had effectively concluded all remaining operating activities associated with the hardware business.  Consequently, there was no discontinued operations activity for the three months ended March 31, 2005.

Operating expenses of the discontinued operation included $122,000 in corporate allocations for the three months ended March 31, 2004.

Restructuring and impairment charges included in the loss from discontinued operations for the three months ended March 31, 2004 were $89,000, representing severance of $79,000, paid in April 2004, and $10,000 of related charges.  The severance related to the elimination of ten positions in the hardware business, representing 7% of our then remaining workforce.

Liquidity and Capital Resources

As of March 31, 2005, we had $12.8 million of cash, cash equivalents and short-term investments compared to $12.9 million at December 31, 2004. Both of those balances included $1.2 million in restricted cash to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at March 31, 2005 was $10.6 million compared to $11.1 million at December 31, 2004.  The decrease in working capital was primarily due to an increase in royalties payable during the first quarter of 2005 resulting from higher sales of Microsoft Embedded operating systems compared to the fourth quarter of 2004.  Our working capital position can be impacted significantly by the volume and timing of Microsoft Embedded operating system sales within any given period.

During the three months ended March 31, 2005, net cash used in operating activities was $186,000. This cash use was attributable to our net loss of $545,000 during the period and a payment of $160,000 to Microsoft under the terms of our audit settlement with them, offset by the net positive working capital impact on cash flows of approximately $500,000 discussed above. During the three months ended March 31, 2004, net cash used in operating activities was $2.1 million, primarily attributable to our net loss of $2.2 million during the period and the payment of restructuring obligations, offset by depreciation and amortization.

Investing activities provided cash of $630,000 and $222,000 in the three months ended March 31, 2005 and 2004, respectively.  Investing activities in 2005 included $650,000 provided by maturities of short-term investments offset by $20,000 used for the purchase of capital equipment. Investing activities in 2004 included $290,000 provided by maturities of short-term investments offset by $68,000 used for purchases of capital equipment.  We do not anticipate any significant capital expenditures during 2005.

Financing activities generated $6,000 and $92,000 in the three months ended March 31, 2005 and 2004, respectively, as a result of employees’ exercise of stock options.

In addition to cash that may be necessary to fund future operating activities, we have the following commitments:

•                  We have a payment obligation to Microsoft relating to the audit settlement with them for $160,000 payable in the second quarter of 2005;

•                  In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. If we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $2.3 million at March 31, 2005. The amount of the potential forgiven payment obligation decreases on the straight-line basis over the length of our new ten-year headquarters lease; and

•                  We have operating lease obligations, which expire at various dates through 2014, relating to office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.

Contractual commitments at March 31, 2005 related to these obligations were as follows (in thousands):

Operating leases:
2005	$576
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,461

We have not been profitable on a year-to-date basis, were not profitable for the year ended December 31, 2004, and have reported operating losses regularly over our history. Additionally, we have significant future cash commitments as described above.  If our revenue declines and/or our expenses increase or cannot be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next 12 months. See “Factors That May Affect Future Results” for a description of certain risks and uncertainties that we face.

Related Party Transactions

In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides us with onsite consulting services. We incurred expenses of approximately $34,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively, under this consulting agreement.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures currently permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  We are required to adopt Statement 123R beginning January 1, 2006.   Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.

The two acceptable transition methods include a prospective and a retroactive adoption option.  Prospective adoption requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  Retroactive adoption requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated result of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

We have an OEM Distribution Agreement (ODA) with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. The ODA is renewable annually, and there is no automatic renewal provision in the agreement.  The ODA was last renewed in September 2004.

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

We underwent an audit under the ODA with Microsoft which began in the fourth quarter of 2003 and concluded in the second quarter of 2004.  The audit covered a period of five years.  Microsoft determined that we had correctly reported royalties during the audit period, but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators.  While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute.  Total settlement costs of $310,000 were recognized in the second quarter of 2004, which included audit costs of $140,000.  It is possible that future audits could result in additional charges.

The market for resale of Microsoft Embedded operating systems licenses is highly competitive and the margin is relatively low. If the margins in this business erode or we lose customers to the competition, our results will be negatively impacted.

There are three competitors that also sell Embedded Windows licenses to substantially the same customer base as we do in North America, which leads to intense competition with our competitors for this customer base.  For example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that it would begin purchasing from one of our competitors and discontinue purchasing from us at the beginning of the second quarter of 2005.  Cardinal Healthcare Systems was our largest customer in 2004, accounting for 19% of our total revenue.  Additionally, this competition can create additional downward pressure on gross profit margins.  The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, typically between 10-20%. Our gross profit margin on the sale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures, as occurred to some extent in 2004. Microsoft offers us, and our competitors, largely volume-based rebates which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, our gross profit would be negatively impacted.

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

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would harm our business. We face competition from:

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

•              Contract manufacturers who are adding software development capabilities to their offerings; and

•              Microsoft Embedded operating system distributors such as Ardence, Arrow and Avnet.  Larger customers of Microsoft Embedded operating systems will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems.  As an example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that they would begin purchasing from one of our competitors no later than the second quarter of 2005.  Cardinal Healthcare Systems accounted for 19% of total revenue in the twelve months ended December 31, 2004.

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

Proprietary software products provided us with much higher gross profit margin than we typically receive from third-party software products and our engineering service offerings. Increasing the number of proprietary products we sell is an important part of our growth strategy.  Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products.  There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and gross profit margin.

We may experience delays in our efforts to develop new products, and these delays could cause us to miss product market opportunities which could harm our business.

The market for Windows-based embedded software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our business may be harmed if we delay releases of our products and product enhancements, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

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

Our agreement with Microsoft required us to deliver to Microsoft our basic SDIO Now! source code for inclusion into Windows CE 5.0 and the upcoming release of the next version of the Windows Mobile Smartphone and PocketPC operating systems.  Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0 in late 2004, with new features and performance improvements that we believe are important to customers.  Additionally, we plan further enhancements to our SDIO Now! software product in 2005.  However, there can be no assurance that our next-generation SDIO Now! products will continue to be competitive in the marketplace, or that customers will not decide to use the basic functionality they receive from Microsoft.

During the quarters ended March 31, 2005 and 2004, sales of our proprietary software products comprised 8% and 9% of our software revenue, respectively. These software products carry much higher gross profit margin than third-party software products that we sell to our customers.  To the extent sales of our SDIO Now! and other proprietary software products were to decline, our proprietary software revenue and related gross profit margins would be adversely impacted and our business would suffer.

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

Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results may be significantly harmed. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

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

We are a leader in providing engineering service solutions to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and profits could be adversely impacted.

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

While we did report net income in the third and fourth quarters of 2004, we were not profitable the twelve months ended December 31, 2004 and have otherwise generated net losses in every quarter since the first quarter of 2001.  If our revenue remains flat or declines and/or our expenses increase or cannot be maintained proportionately, we will experience additional losses and will be required to use our existing cash to fund operations.  We expect that our expenses will continue to be substantial in the foreseeable future, including compliance costs associated with the Sarbanes-Oxley Act, and may prove higher than we currently anticipate. Further, we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.

A continued decline in our stock price, or continued trading at current stock price levels, could cause us ultimately to be delisted from the NASDAQ National Market.

During the last three years, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. On April 5, 2005, we received notification from The Nasdaq Stock Market that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5).  Therefore, in accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until October 3, 2005, to regain compliance with the minimum bid price listing requirement. If, at any time before October 3, 2005, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we expect we will regain compliance with this listing standard.   If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

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

In addition to our Microsoft OEM Distribution Agreement described above, we entered into a lease in February 2004 for our new corporate headquarters and, at the same time, an amendment to the lease for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we were not required to make any cash lease payments during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease.  The total amount of cash payments forgiven in 2004 for which the landlord has the ability to demand repayment was $2.3 million at March 31, 2005.   Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.

Unexpected fluctuations in our operating results could cause our stock price to decline further.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. If our operating results fall below the expectations of analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Factors That May Affect Future Results” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2003 and 2004, we continued our efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese operation. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products, including our decision to discontinue the manufacturing of the Power Handheld device. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we find that these reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional cost reduction measures.

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

Continued erosion of our financial condition would adversely affect our business.

If our financial condition continues to erode, particularly if we continue to generate operating losses and our cash balance declines, our customers and potential customers may decide that our financial condition is not strong enough to do business with us, particularly those that have implemented new vendor requirements as part of their Sarbanes-Oxley compliance, and may choose to engage with one of our competitors.  This would adversely affect our business.

Our software, service and hardware offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification against claims that our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial condition and profits.

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

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to Power Handheld devices distributed prior to discontinuance, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could harm our business.

As we increase the amount of software development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.

During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-U.S. locations as service delivery levels necessitate the need for additional service engineering personnel.  To date, we have limited experience in managing software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the amount of revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have implemented reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners.  Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which is especially critical in light of the new Sarbanes-Oxley compliance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

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

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. Recently, the SEC modified the effective date of Section 404 implementation for non-accelerated filers, such as BSQUARE, such that management will have to report on our internal controls as of December 31, 2006, versus the previously required date of December 31, 2005.  We have not had time to fully analyze the implications of this recent compliance modification.  Regardless, we expect to dedicate significant time and resources during fiscal 2005 and 2006 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our consolidated operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may have further unanticipated negative consequences.

The Financial Accounting Standards Board recently mandated a new standard impacting the accounting for stock options which will likely significantly reduce our profits and earnings per share effective with its adoption in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS 123R), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (SFAS 123) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period beginning after December 15, 2005 in BSQUARE’s case.  We are therefore required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings or loss per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and required changes in accounting for equity compensation could adversely affect earnings.

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

Foreign operations generated approximately 4% and 2% of our total revenue for the three months ended March 31, 2005 and 2004, respectively.  Our international operations expose us to a number of risks, including the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum of 15% and any one issuer to a maximum of 10% of the total portfolio with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to those with maturities of two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2005 and 2004 was not material.

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

There has been no change in our internal control over financial reporting during our first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Suit

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in our case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement will involve any payment by us.  If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, it is expected that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants who are not in bankruptcy.  The parties have submitted a revised settlement to the Court.  The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.23	Employment Agreement between Brian T. Crowley and BSQUARE Corporation

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: May 12, 2005
	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer
Date: May 12, 2005
	By:	/s/ Scott C. Mahan
Scott C. Mahan
Vice President of Finance and
Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number (Referenced to Item 601 of Regulation S-K)	Exhibit Description

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

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.23	Employment Agreement between Brian T. Crowley and BSQUARE Corporation

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350