Form 10-Q
period 2005-06-30
BSQUARE CORP /WA
filed 2005-08-12
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 38,169,389 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,770	$4,943
Short-term investments	5,800	6,800
Accounts receivable, net	5,965	4,841
Prepaid expenses and other current assets	545	563
Total current assets	17,080	17,147
Furniture, equipment and leasehold improvements, net	797	784
Intangible assets	406	—
Restricted cash	1,200	1,200
Total assets	$19,483	$19,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,440	$1,340
Accrued compensation	811	878
Accrued legal fees	534	534
Other accrued expenses	2,782	2,880
Deferred revenue	375	390
Total current liabilities	6,942	6,022

Deferred rent	366	375
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 150,000,000 shares; issued and outstanding, 38,156,661 shares as of June 30, 2005 and 38,132,479 shares as of December 31, 2004	118,359	118,350
Accumulated other comprehensive loss	(392)	(406)
Accumulated deficit	(105,792)	(105,210)
Total shareholders’ equity	12,175	12,734
Total liabilities and shareholders’ equity	$19,483	$19,131

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Software	$7,822	$6,002	$15,274	$13,702
Service	2,494	2,845	4,857	5,719
Total revenue	10,316	8,847	20,131	19,421
Cost of revenue:
Software	5,877	4,475	11,769	10,553
Service	1,914	2,156	3,929	4,238
Total cost of revenue	7,791	6,631	15,698	14,791
Gross profit	2,525	2,216	4,433	4,630
Operating expenses:
Selling, general and administrative	2,132	2,749	4,258	5,200
Research and development	447	168	833	345
Restructuring and related charges	—	—	—	40
Total operating expenses	2,579	2,917	5,091	5,585
Loss from operations	(54)	(701)	(658)	(955)
Other income, net	83	41	142	98
Income (loss) before income taxes	29	(660)	(516)	(857)
Income tax provision	(66)	—	(66)	—
Loss from continuing operations	(37)	(660)	(582)	(857)
Loss from discontinued operations	—	(4,469)	—	(6,479)
Net loss	$(37)	$(5,129)	$(582)	$(7,336)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Loss from discontinued operations	—	(0.12)	—	(0.17)
Basic and diluted loss per share	$(0.01)	$(0.14)	$(0.02)	$(0.19)

Shares used in calculation of basic and diluted loss per share	38,145	37,863	38,142	37,729

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(582)	$(7,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	397
Impairment and restructuring charges of discontinued operations	—	3,369
Decrease in assets of discontinued operations	—	781
Restructuring and related charges	—	40
Changes in operating assets and liabilities, net of effects of discontinued operations:
Restricted cash	—	1,270
Accounts receivable, net	(1,124)	905
Prepaid expenses and other current assets	86	81
Other assets	—	548
Accounts payable and accrued expenses	900	(1,945)
Deferred revenue	(15)	(433)
Deferred rent	(9)	—
Net cash used in operating activities	(612)	(2,323)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(84)	(428)
Acquisition of assets	(500)	—
Maturities of short-term investments, net	1,000	471
Net cash provided by investing activities	416	43
Cash flows from financing activities:
Proceeds from exercise of stock options	9	282
Net cash provided by financing activities	9	282
Effect of exchange rate changes on cash	14	(4)
Net decrease in cash and cash equivalents	(173)	(2,002)
Cash and cash equivalents, beginning of period	4,943	5,700
Cash and cash equivalents, end of period	$4,770	$3,698

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments necessary for a fair presentation, in conformity with U.S. generally accepted accounting principles, of the Company’s financial position at June 30, 2005 and its operating results and cash flows for the three and six months ended June 30, 2005 and 2004. The accompanying financial information as of December 31, 2004 is derived from audited financial statements.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements, loss contract accruals and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Certain reclassifications have been made for consistent presentation.

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended June 30,
	2005	2004
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	101%	180%
Risk-free interest rate	3.7%	3.5%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(37)	$(5,129)	$(582)	$(7,336)
Pro forma employee compensation expense under SFAS 123	(208)	(503)	(430)	(1,021)
Pro forma net loss	$(245)	$(5,632)	$(1,012)	$(8,357)
Basic and diluted loss per share, as reported	$(0.01)	$(0.14)	$(0.02)	$(0.19)
Pro forma basic and diluted loss per share	$(0.01)	$(0.15)	$(0.03)	$(0.22)
Shares used to calculate pro forma basic and diluted loss per share	38,145	37,863	38,142	37,729

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures currently permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt Statement 123R beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares such as stock options and warrants. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period using the treasury stock method.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

As of June 30, 2005 and 2004, there were stock options and warrants outstanding to acquire 6,151,815 and 5,261,510 common shares, respectively, that were excluded from the computation of diluted loss per share because their effect was antidilutive.

2.              Restructuring and Related Charges and Discontinued Operations

Restructuring and Related Charges

Restructuring and related charges included in loss from continuing operations for the six months ended June 30, 2004 were $30,000 in asset impairments and $10,000 of other related charges pertaining to the Company’s now closed Japan operation. There were no restructuring and related charges included in loss from continuing operations for the three and six months ended June 30, 2005.

Discontinued Operations

A reconciliation of loss from the discontinued hardware business operations for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Hardware revenue	$—	$372	$—	$896
Cost of hardware revenue	—	2,570	—	3,338
Gross loss	—	(2,198)	—	(2,442)

Operating expenses	—	658	—	2,201
Amortization of intangible assets	—	133	—	267
Restructuring and related charges	—	282	—	371
Impairment of assets	—	1,198	—	1,198
Loss from discontinued operations	$—	$(4,469)	$—	$(6,479)

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

During the first quarter of 2004, the Company eliminated ten positions in its hardware business unit, representing 7% of the Company’s then remaining workforce, and incurred severance obligations in an aggregate amount of $79,000 and $10,000 of related charges.

By December 31, 2004, the Company had effectively concluded all remaining operating activities associated with the discontinued hardware business.  Consequently, there was no discontinued operations activity for the three and six months ended June 30, 2005.

Restructuring and impairment charges included in the loss from discontinued operations for the three and six months ended June 30, 2004 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004

Employee separation	$120	$199
Impairment of assets	1,198	1,198
Other charges	162	172
Total restructuring and impairment charges	$1,480	$1,569

3.              Asset Purchase

On June 30, 2005, the Company entered into an Asset Purchase Agreement with Vibren Technologies, Inc. (Vibren).  The Company purchased certain assets of Vibren in exchange for $500,000 in cash and the assumption of certain obligations of Vibren.  The Company incurred related transaction costs of $26,000, primarily legal fees.  The transaction provided the Company access to four software products that enhanced its proprietary products portfolio and broadened its customer base.

The following table summarizes the estimated fair values of the assets acquired and obligations assumed at June 30, 2005 in connection with the Vibren transaction (in thousands):

Inventory	$63
Lease deposit	5
Equipment	61
Intangibles: developed technology	380
Intangibles: customer contracts	26
Total assets acquired	535
Accrued transaction expenses	(26)
Accrued compensation	(9)
Net assets acquired	$500

Tangible assets were valued at replacement cost while intangible assets were valued by discounting the present value of the estimated cash flows at a rate of 20%.  The purchase price allocation has been prepared on a preliminary basis and changes may be made as additional information becomes available and estimates are finalized.  The Company is still reviewing the estimated useful lives of the acquired intangible assets.  Once determined, the intangible assets will be amortized over their estimated useful lives.

4.              Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments.

Components of comprehensive loss consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(37)	$(5,129)	$(582)	$(7,336)
Foreign currency translation gain (loss)	2	(21)	14	(4)
Comprehensive loss	$(35)	$(5,150)	$(568)	$(7,340)

5.              Taxes

During the second quarter of 2005, the Company recognized income tax expense of $66,000 which was attributable to the operations of its Taiwan subsidiary.  The Company’s Taiwan subsidiary had incurred significant operating losses in its early stage of operations but has become increasingly profitable such that in fiscal 2005, the Taiwan subsidiary utilized all of its net operating loss carryforwards and is now required to pay corporate income taxes.

Additionally, in the second quarter of 2005, the Company became aware that certain amounts remitted from the Taiwan subsidiary to the U.S. parent company might be subject to withholding tax at 20% of the amount remitted.  The Company is currently applying for withholding exemptions on all significant contracts from the Taiwan government which would eliminate any withholding on amounts remitted, including amounts already remitted.  Such exemptions are applied for with respect to each individual customer contract and require that the Company submit certain documentation to the Taiwan authorities.  In reviewing the Taiwan tax regulations and in consultation with its tax advisors, the Company believes that that it will be granted such exemptions.  However, there is no assurance that any exemptions will be granted or that exemptions will be granted covering all customer contracts for which the Company will be seeking exemption.  If the Company were not to receive any such exemptions, it could be obligated to pay an aggregate of $247,000 in withholding tax, plus related interest and penalties, for amounts previously remitted from the Taiwan subsidiary to the U.S. parent and could also be obligated to pay $85,000 in withholding tax on amounts billed and/or collected from customers but not yet remitted from the Taiwan subsidiary to the U.S. parent.

6.              Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.

In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. In the event the Company defaults under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.2 million at June 30, 2005. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

The aggregate cash payments made under operating leases for the three and six months ended June 30, 2005 were $198,000 and $317,000, respectively.  There were no cash payments due for the former or new corporate headquarters facility leases in the three and six months ended June 20, 2004.  The cash payments for non-headquarters leases for the three and six months ended June 30, 2004 were $51,000 and $113,000, respectively.  Non-cash expense related to the headquarters lease for the three and six months ended June 30, 2004 was $94,000 and $188,000, respectively.  Rent expense for all facilities was $193,000 and $380,000 for the three and six months ended June 30, 2005, respectively.

Contractual commitments at June 30, 2005 were as follows (in thousands):

Operating leases:
2005	$378
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,263

As of June 30, 2005, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its new headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Legal Proceedings

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court (“the Court”) for the Southern District of New York against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion.  All of the issuer defendants who are not in bankruptcy have approved the revised settlement agreement.  The parties have submitted a revised settlement to the Court.  The underwriter defendants will have an opportunity to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

Microsoft Audit

The Company has an OEM Distribution Agreement with Microsoft Corporation (“Microsoft”), which enables the Company to resell Microsoft Windows Embedded operating systems. The resale of Microsoft Windows Embedded operating systems represents a substantial portion of the Company’s revenue. There are provisions within the OEM Distribution Agreement that allow for the audit of the Company’s internal records and processes by Microsoft and its representatives. The Company underwent an audit which began in the fourth quarter of 2003 and concluded in the second quarter of 2004.  The audit covered a period of five years.  Microsoft determined that the Company had correctly reported royalties during the audit period but that the Company could not account for all license inventory that the Company had received from Microsoft’s authorized replicators.  While the Company believes that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, the Company ultimately chose to settle the dispute.  Total settlement costs of $310,000 were recognized in the second quarter of 2004, which included audit costs of $140,000.  The Company paid Microsoft $160,000 in the second quarter of 2005 representing the last payment due under the settlement arrangement.  Microsoft has the right to audit our records under our OEM Distribution Agreement and any future audit could result in additional charges.

Contract Dispute

The Company is currently in dispute with a customer regarding payment of amounts due under the contract with this customer under which the Company provided professional engineering services.  During the three and six months ended June 30, 2005, the Company recognized service revenue of $293,000 and $615,000, respectively, from this customer, whereas there was no revenue from this customer in the comparable periods in 2004.  The Company currently has an account receivable outstanding with this customer of $475,000 as of June 30, 2005.  The parties are currently proceeding into mediation to resolve the dispute and, while the outcome of that process is difficult to predict, the Company believes that it has fulfilled all its contractual obligations and will seek to collect all amounts owed under the contract.

7.              Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue:
North America	$9,899	$7,893	$18,952	$18,023
Asia	314	915	1,075	1,340
Other foreign	103	39	104	58
Total revenue(1)	$10,316	$8,847	$20,131	$19,421

	June 30,	December 31,
	2005	2004
Long-lived assets:
North America	$1,179	$761
Asia	24	23
Total long-lived assets	$1,203	$784

(1)          Revenue is attributed based on location of customer invoiced.

8.              Related Party Transactions

In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company with onsite consulting services. The Company incurred expenses of approximately $31,000 and $65,000 for the three and six months ended June 30, 2005, respectively, and $46,000 and $115,000 for the three and six months ended June 30, 2004, respectively, under this consulting agreement.  Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, results of operations, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed elsewhere in this report in the section entitled “Factors That May Affect Future Results.”

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

Until mid-2004, we were also in the business of manufacturing and distributing our own proprietary hardware device, called the Power Handheld, which was sold to telecommunication carriers.  During the second quarter of 2004, we decided to discontinue this hardware business and end the manufacturing of the device. The hardware business segment is reported as a discontinued operation in our financial results.

Critical Accounting Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies and judgments below. We have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Description of Business and Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2004, filed with the SEC. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income and withholding taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.

Results of Operations

The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Software	76%	68%	76%	71%
Service	24	32	24	29
Total revenue	100	100	100	100
Cost of revenue:
Software	57	51	59	54
Service	18	24	19	22
Total cost of revenue	75	75	78	76
Gross profit	25	25	22	24
Operating expenses:
Selling, general and administrative	21	31	21	27
Research and development	4	2	4	2
Restructuring and related charges	—	—	—	—
Total operating expenses	25	33	25	29
Loss from operations	—	(8)	(3)	(5)
Other income, net	1	1	1	1
Income (loss) before income taxes	1	(7)	(2)	(4)
Income tax provision	(1)	—	—	—
Loss from continuing operations	—	(7)	(2)	(4)
Loss from discontinued operations	—	(51)	—	(33)
Net loss	(0)%	(58)%	(2)%	(37)%

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

Revenue for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$6,852	$5,302	$13,718	$12,318
Proprietary software	970	700	1,556	1,384
Total software revenue	7,822	6,002	15,274	13,702
Service revenue	2,494	2,845	4,857	5,719
Total revenue	$10,316	$8,847	$20,131	$19,421

Software revenue as a percentage of total revenue	76%	68%	76%	71%
Third-party software revenue as a percentage of total software revenue	88%	88%	90%	90%
Service revenue as a percentage of total revenue	24%	32%	24%	29%

Software revenue

The vast majority of third-party software revenue is comprised of the sale of Microsoft Embedded operating systems.  The largest contributor to our proprietary software revenue is our SDIO Now! software product.

Software revenue was $7.8 million and $6.0 million in the three months ended June 30, 2005 and 2004, respectively, representing an increase of $1.8 million, or 30%.  The increase was due primarily to increased sales of third-party software of $1.5 million, as compared to the prior year, despite the loss of a significant customer, Cardinal Healthcare Systems (Cardinal).  In the first quarter of 2005, we were informed by Cardinal that they would begin purchasing Microsoft Embedded operating systems from a competitor beginning in the second quarter of 2005.  Cardinal had been our most significant customer, representing 19% of total revenue in fiscal 2004.  Cardinal accounted for $83,000 and $1.1 million in third-party software revenue for the three months ended June 30, 2005 and 2004, respectively.  Excluding the impact of Cardinal, third party software revenue increased by $2.5 million for the three months ended June 30, 2005, as compared to the prior year.  This increase was attributable to a $1.0 million increase in sales of Microsoft Embedded operating systems to new customers for the three months ended June 30, 2005, compared to the same period in 2004. Specifically, we were able to acquire several new, large accounts, although gross margins on these new accounts were low.  Additionally, over the same period, sales of Microsoft Embedded operating systems attributable to our top ten customers increased by $1.1 million, excluding Cardinal, which was primarily driven by increased revenue at one customer, now our most significant Embedded operating system customer for the last several quarters.

In addition to the increase in third-party software sales, proprietary software revenue increased by $270,000 in the three months ended June 30, 2005, as compared to the prior year.  The second quarter of 2005 included revenue of $300,000 consisting of underreported royalties by an OEM related to prior quarters.  SDIO Now! revenue was $503,000 and $584,000 for the three months ended June 30, 2005 and 2004, respectively.  As we have mentioned in the past, we do not expect any significant near-term growth in SDIO Now! sales as customers and potential customers assess the differences between our SDIO product and similar functionality that is, or will be, included within Microsoft Embedded operating systems.  This customer evaluation process may result in what we believe could be a short-term decrease in SDIO Now! revenue.  We expect the proprietary products acquired in the Vibren asset acquisition to contribute $200,000 to $400,000 in the upcoming twelve months.

For the six months ended June 30, 2005 and 2004, third-party software revenue was $13.7 million and $12.3 million, respectively, representing an 11% increase.  The increase was due primarily to increased sales of Microsoft Embedded operating systems as discussed above. SDIO Now! revenue was $994,000 and $847,000 for the six months ended June 30, 2005 and 2004, respectively, an increase of 17%.  The increase in SDIO Now! revenue in

2005, as compared to the prior year, resulted from higher run-time royalty volumes from several customers who are now shipping our SDIO Now! software in production, offset by lower licensing revenue attributable to new customers.

We expect growth in third-party software revenue to come from a continued focus on growing order volumes from existing customers as well as acquiring new customers.  While we do expect third-party software revenue to grow in the future, we do not expect it to grow at the same rate we have experienced recently after considering the effects of the Cardinal loss.  We expect nearer term growth in proprietary software revenue to come from our SDIO Now! product once customers and potential customers understand the competitive differences between our product and similar functionality provided by Microsoft.  Further, we will be introducing new versions of SDIO Now! throughout 2005.  We expect longer term proprietary software revenue growth to come predominantly from new products under development and expect to see the first revenue from such products in late 2005.

Service revenue

Service revenue was $2.5 million and $2.8 million in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of 9%.  The decrease in service revenue was primarily attributable to lower service revenue generated from customers in Asia as compared to the prior year.  Specifically, service revenue from Asia-based customers was $25,000 and $359,000 for the three months ended June 30, 2005 and 2004, respectively.  The prior year included revenue associated with a large project for a Japan-based OEM whereas the current-year quarter included no such large projects.  Several Asia-based customer contracts were signed during the three months ended June 30, 2005 but were delayed by the customer for various reasons, although we expect service revenue related to Asian-based customers to increase in the third quarter of 2005 as these contracts move into the delivery phase.

For the six months ended June 30, 2005 and 2004, service revenue was $4.9 million and $5.7 million, respectively, representing a decrease of 15%.  The service revenue decline was attributable to lower billable hours on service projects worldwide, but most notably for North American-based service projects which accounted for $654,000 of the decrease.  North American service project billable hours declined 10% in the current year as compared to the prior year whereas our realized rate per hour remained fairly constant.  This decrease was driven by fewer projects and lower average project revenue in 2005 as compared to the prior year.  Specifically in the six months ended June 30, 2004, there were 75 ongoing projects with average project revenue of $68,000.  This compared to the six months ended June 30, 2005 which had 68 ongoing projects with an average revenue of $64,000 per project.  The decline in the number of projects and average project revenue was attributable to a decreased number of projects from certain key customers and the high-value nature of those customer projects.

We expect service revenue to increase in the near term based primarily on the strength of our current backlog and recent steps we have taken to enhance our sales execution, including the hiring of new sales management and other personnel in this area.

International revenue

Revenue from customers located outside of North America was $417,000 and $954,000 in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of 56%.  These amounts include revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers. The decrease in international revenue in the three months ended June 30, 2005, compared to the three months ended June 30, 2004, was primarily the result of decreased Asia-based service revenue as discussed previously.  Revenue from customers located outside of North America was $1.2 million and $1.4 million in the six months ended June 30, 2005 and 2004, respectively, representing a decrease of 16%.  The decrease in international revenue in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was the result of lower Asia-based service revenue as discussed earlier and no revenue from our Japanese subsidiary which was closed in the first quarter of 2004.

Gross profit

Gross profit is revenue less the cost of revenue. Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers plus related facilities and depreciation costs.

The following table outlines software, services and total gross profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Software gross profit:	$1,945	$1,527	$3,506	$3,149
As a percentage of total software revenue	25%	25%	23%	23%
Service gross profit	$580	$689	$927	$1,481
As a percentage of service revenue	23%	24%	19%	26%
Total gross profit	$2,525	$2,216	$4,433	$4,630
As a percentage of total revenue	24%	25%	22%	24%

Software gross profit

Software gross profit, as a percentage of software revenue, was 25% for the three months ended June 30, 2005 and 2004 and 23% for the six months ended June 30, 2005 and 2004. Third-party software revenue generates a much lower profit margin than our proprietary software, which approximates close to 100% gross margins generally.  Third-party software gross profit, as a percentage of third-party software revenue, was 14% and 16% for the three months ended June 30, 2005 and 2004, respectively, and 14% for the six months ended June 30, 2005 and 2004.  Third-party software gross profit margin percentages have been averaging approximately 14-15% for the last three quarters.

We expect third-party software sales to continue to be a significant percentage of our software revenue, and therefore, the overall software gross profit percentage is likely to remain relatively low in the foreseeable future.  Further, we also expect continued pressure on third-party gross profits due to competition in the marketplace.  Our objective is to raise overall software gross profits in the future as we seek to increase sales of other, higher margin, third-party software products as well as increase the sales of our own, high-margin, proprietary software products, both in absolute dollars and as a percentage of overall software revenue.

Service gross profit

Service gross profit, as a percentage of service revenue, was 23% and 24% for the three months ended June 30, 2005 and 2004, respectively, and 19% and 26% for the six months ended June 30, 2005 and 2004, respectively. Service gross profit, both as a percentage and in absolute dollars, for the three months ended June 30, 2005 was relatively unchanged from the same period in 2004 despite service revenue declining by $351,000 comparatively due to service cost of revenue declining by a similar amount.  Service cost of revenue was lower for the three months ended June 30, 2005 as compared to the prior year due to lower contractor, travel and entertainment and facilities allocation costs.  Lower contractor and travel and entertainment costs were the result of an increased focus on staffing efficiencies and cost controls.

The decline in service gross profit during the six months ended June 30, 2005, compared to the prior year, was attributable to lower service revenue in the current year offset by a reduction in service cost of sales.  Specifically, service revenue declined by $862,000 for the six months ended June 30, 2005, as compared to the prior year, but this decrease was partially offset by a $310,000 reduction in service cost of sales.  The decline in service cost of sales was attributable to the factors discussed previously.

We expect service gross profits to increase as service revenue increases because a certain percentage of the service cost of revenue is relatively fixed, including those costs represented by depreciation and facilities as well as certain management and related costs which should not increase proportionately as service revenue increases in the near term.  Additionally, as an increase in our billable hour volumes necessitates an increase in service engineering and related headcount, our goal is to fill those needs through the use of lower cost offshore resources, both through our Taiwan office and third-party offshore development resources, where practical.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as travel and entertainment and professional fee costs.

Selling, general and administrative expenses were $2.1 million and $2.7 million in the three months ended June 30, 2005 and 2004, respectively, representing a decrease of 22%.  Selling, general and administrative expenses represented 21% and 31% of total revenue for the three months ended June 30, 2005 and 2004, respectively.  The decrease in selling, general and administrative expenses for the three months ended June 30, 2005, as compared to the prior year, was attributable to lower across-the-board costs with larger decreases occurring in contractor costs, commissions expense, professional fees and depreciation and amortization.  These decreases were driven by a continued focus on reducing overall operating expenses where practical as well as a higher depreciable asset base in our former corporate headquarters.  Additionally, the second quarter of 2004 included $310,000 in expenses related to the settlement of an audit by Microsoft related to our OEM Distribution Agreement with that company.

In the six months ended June 30, 2005 and 2004, selling, general and administrative expenses were $4.3 million and $5.2 million, respectively, representing a decrease of 18%. Selling, general and administrative expenses represented 21% and 27% of total revenue during the six months ended June 30, 2005 and 2004, respectively.  The decrease in selling, general and administrative expenses for the six months ended June 30, 2005, as compared to the prior year, was attributable to the reasons discussed previously.  Additionally, in the six months ended June 30, 2004,  there were $162,000 in expenses associated with our now closed Japan operation.

We expect selling, general and administrative expenses to increase during the latter half of 2005 and into fiscal 2006 based on several factors.  First, as a result of the acquisition of certain assets of Vibren Technologies, Inc,. on June 30, 2005, we hired two individuals in sales and operations.  Their expected salary, commissions, benefits and related costs (e.g. travel, facilities etc.) are expected to be approximately $125,000 per quarter.  Second, we expect to incur incremental costs associated with our Sarbanes Oxley compliance efforts in the second half of 2005 and into 2006 although the exact timing and magnitude is uncertain.  Lastly, based on recent marketplace momentum, we are evaluating additional investments in the sales area, particularly internationally, but the timing and magnitude of such investments have not been determined.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs.  Research and development expenses in all periods exclude expenses related to the discontinued hardware business unit, which are included in loss from discontinued operations.

Research and development expenses were $447,000 and $168,000 during the three months ended June 30, 2005 and 2004, respectively, representing an increase of 166%. As a percentage of total revenue, research and development expenses were 4% and 2% during the three months ended June 30, 2005 and 2004, respectively.  In the six months ended June 30, 2005 and 2004, research and development expenses were $833,000 and $345,000, respectively, representing an increase of 141%.  As a percentage of total revenue, research and development expenses were 4% and 2% during the six months ended June 30, 2005 and 2004, respectively.  These increases resulted from a renewed focus on our proprietary products strategy and resulting investment therein.  Specifically, these increases related primarily to an incremental increase in headcount including the hiring of a Vice President of Products in January of 2005 and related fringe benefits, travel and other expenses.  Additionally, corporate overhead (e.g. facilities costs) charged to research and development increased based on the resulting increase in headcount.  We expect to increase our investment in research and development in the future.

Restructuring and related charges

Restructuring and related charges included in loss from continuing operations during the three and six months ended June 30, 2004 were $30,000 in asset impairments and $10,000 of other related charges pertaining to the Company’s now closed Japan operation. There were no restructuring and related charges included in loss from continuing operations for the three and six months ended June 30, 2005.

Asset Purchase

On June 30, 2005, we entered into an Asset Purchase Agreement with Vibren Technologies, Inc. (Vibren).  We purchased certain assets of Vibren in exchange for $500,000 in cash and the assumption of certain obligations of Vibren.  We incurred related transaction costs of $26,000, primarily legal fees.  The transaction provided us access to four software products that enhanced our proprietary products portfolio and broadened our customer base

The following table summarizes the estimated fair values of the assets acquired and obligations assumed at June 30, 2005 (in thousands):

Inventory	$63
Lease deposit	5
Equipment	61
Intangibles: developed technology	380
Intangibles: customer contracts	26
Total assets acquired	535
Accrued transaction expenses	(26)
Accrued compensation	(9)
Net assets acquired	$500

Tangible assets were valued at replacement cost while intangible assets were valued by discounting the present value of the estimated cash flows at a rate of 20%.  The purchase price allocation has been prepared on a preliminary basis and changes may be made as additional information becomes available and estimates are finalized.  We are still reviewing the estimated useful lives of the acquired intangible assets.  Once determined, the intangible assets will be amortized over the estimated useful lives.

Other income, net

Other income, net was $83,000 and $41,000 in the three months ended June 30, 2005 and 2004, respectively.  In the six months ended June 30, 2005 and 2004, other income, net was $141,000 and $98,000, respectively.  These amounts represent interest income and gains and losses from our cash, cash equivalents and short-term investments.  While average cash balances have declined over the last year, the decrease has been more than offset by improvements in the interest rate environment and our cash management practices.

Taxes

During the second quarter of 2005, we recognized income tax expense of $66,000 which was attributable to the operations of our Taiwan subsidiary.  Our Taiwan subsidiary had incurred significant operating losses in its early stage of operations but has become increasingly profitable such that in fiscal 2005, the Taiwan subsidiary utilized all of its net operating loss carryforwards and is now required to pay corporate income taxes.

Additionally, in the second quarter of 2005, we became aware that certain amounts remitted from the Taiwan subsidiary to the U.S. parent company might be subject to withholding tax at 20% of the amount remitted.  We are currently applying for withholding exemptions on all significant contracts from the Taiwan government which would eliminate any withholding on amounts remitted, including amounts already remitted.  Such exemptions are applied for with respect to each individual customer contract and require that we submit certain documentation to the Taiwan authorities.  In reviewing the Taiwan tax regulations and in consultation with our tax advisors, we believe that we will be granted such exemptions.  However, there is no assurance that any exemptions will be granted or that exemptions will be granted covering all customer contracts for which we will be seeking exemption.  If we were not to receive any such exemptions, we could be obligated to pay an aggregate of $247,000 in withholding tax, plus any related interest and penalties, for amounts previously remitted from the Taiwan subsidiary to the U.S. parent and could also be obligated to pay $85,000 in withholding tax on amounts billed and/or collected from customers but not yet remitted from the Taiwan subsidiary to the U.S. parent.  Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Loss from discontinued operations

A reconciliation of loss from the discontinued hardware business operations for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Hardware revenue	$—	$372	$—	$896
Cost of hardware revenue	—	2,570	—	3,338
Gross loss	—	(2,198)	—	(2,442)

Operating expenses	—	658	—	2,201
Amortization of intangible assets	—	133	—	267
Restructuring and related charges	—	282	—	371
Impairment of assets	—	1,198	—	1,198
Loss from discontinued operations	$—	$(4,469)	$—	$(6,479)

During the second quarter of 2004, our Board of Directors decided to discontinue our hardware business unit, resulting in a $3.3 million charge in that quarter, of which $1.8 million related to the impairment of inventory, $608,000 related to the impairment of tooling, $585,000 related to the impairment of prepaid software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of our then remaining workforce, and $162,000 related to other charges.

During the first quarter of 2004, we eliminated ten positions in the hardware business, representing 7% of our then remaining workforce.  We incurred severance obligations in an aggregate amount of $79,000 and $10,000 of related charges.

By December 31, 2004, we had effectively concluded all remaining operating activities associated with the discontinued hardware business.  Consequently, there was no discontinued operations activity for the three and six months ended June 30, 2005.

Restructuring and impairment charges included in the loss from discontinued operations for the three and six months ended June 30, 2004 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004

Employee separation	$120	$199
Impairment of assets	1,198	1,198
Other charges	162	172
Total restructuring and impairment charges	$1,480	$1,569

Liquidity and Capital Resources

As of June 30, 2005, we had $11.8 million of cash, cash equivalents and short-term investments, compared to $12.9 million at December 31, 2004. Both of these amounts included $1.2 million in restricted cash to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at June 30, 2005 was $10.1 million compared to $11.1 million at December 31, 2004.  The decrease in working capital was primarily due to an increase in royalties payable during the first half of 2005, resulting from higher sales of Microsoft Embedded operating systems compared to the fourth quarter of 2004.  Our working capital position can be impacted significantly by the volume and timing of Microsoft Embedded operating system sales within any given period.

During the six months ended June 30, 2005, net cash used in operating activities was $612,000. This cash use was attributable to our net loss of $582,000 during the period.  During the six months ended June 30, 2004, net cash used in operating activities was $2.3 million, primarily attributable to our net loss of $7.3 million offset by a $3.4 million non-cash impairment charge related to the discontinuation of the hardware business and a $1.3 million decrease of letters of credit supporting our corporate headquarters lease.

Investing activities provided cash of $416,000 and $43,000 in the six months ended June 30, 2005 and 2004, respectively.  Investing activities in 2005 included $1.0 million provided by maturities of short-term investments offset by $500,000 used for the purchase of certain assets from Vibren Technologies, Inc., and $84,000 used for the purchase of capital equipment. Investing activities in 2004 included $471,000 provided by maturities of short-term investments offset by $428,000 used primarily for the purchase of furniture, equipment and leasehold improvements for our corporate headquarters. We do not anticipate any significant capital expenditures during 2005 other than those that may result from acquisitions of other companies or their products or assets.

Financing activities generated $9,000 and $282,000 during the six months ended June 30, 2005 and 2004, respectively, as a result of employees’ exercise of stock options.

In addition to cash that may be necessary to fund future operating activities, we have the following commitments:

•                  In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. In the event we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the potential forgiven payment obligation decreases on the straight-line basis over the length of our new ten-year headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $2.2 million at June 30, 2005; and

•                  We have operating lease obligations, which expire at various dates through 2014, relating to office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.

Contractual commitments at June 30, 2005 related to these obligations were as follows (in thousands):

Operating leases:
2005	$378
2006	761
2007	753
2008	790
2009	844
Thereafter	4,737
Total commitments	$8,263

We have not been profitable on a year-to-date basis, were not profitable for the year ended December 31, 2004, and have reported operating losses regularly over our history. Additionally, we have, or may have, significant future cash commitments as described above.  If our revenue declines and/or our expenses increase or cannot be maintained proportionately, we will continue to experience losses and will be required to use our existing cash to fund operations. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for the next 12 months. See “Factors That May Affect Future Results” for a description of certain risks and uncertainties that we face.

Contract Dispute

We are currently in dispute with a customer regarding payment of amounts due under the contract with this customer under which we provided professional engineering services.  During the three and six months ended June 30, 2005, we recognized service revenue of $293,000 and $615,000, respectively, whereas there was no revenue from this customer in the comparable periods in 2004.  We currently have an account receivable outstanding with this customer of $475,000 as of June 30, 2005.  The parties are currently proceeding into mediation to resolve the dispute and, while the outcome of that process is difficult to predict, we believe that we have fulfilled all our contractual obligations and will seek to collect all amounts owed under the contract.

Related Party Transactions

In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides us with onsite consulting services. The Company incurred expenses of approximately $31,000 and $65,000 for the three and six months ended June 30, 2005, respectively, and $46,000 and $115,000 for the three and six months ended June 30, 2004, respectively, under this consulting agreement. Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000 per month.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures currently permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt Statement 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.

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

We have an OEM Distribution Agreement (ODA) with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico and the Dominican Republic. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline.  Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit.  If Microsoft were to reduce, or eliminate, these rebate programs, our gross profit would be negatively impacted.  The ODA is renewable annually, and there is no automatic renewal provision in the agreement.  The ODA was last renewed in September 2004.

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

There are three competitors that also sell Embedded Windows licenses to substantially the same customer base as we do in North America, which leads to intense competition with our competitors for this customer base.  For example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that it would begin purchasing from one of our competitors and discontinue purchasing from us at the beginning of the second quarter of 2005.  Cardinal Healthcare Systems was our largest customer in 2004, accounting for 19% of our total revenue.  Additionally, this competition can create additional downward pressure on gross profit margins.  The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, typically around 13-14% on average.  Our gross profit margin on the sale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures.

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

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions and impede our ability to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue and operating results. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margins and loss of customers and market share, which would harm our business. We face competition from:

•                  Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with both our proprietary software products and our engineering services;

•                  Domestic engineering service firms such as Intrinsyc and CalAmp;

•                  Off-shore development companies, particularly those focused on the North American marketplace;

•                  Original Device Manufacturers (ODM’s) particularly those in Taiwan who are adding software development capabilities to their offerings;

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

Microsoft has released Windows CE version 5.0 which contains basic SDIO Now! functionality and also plans to incorporate basic SDIO Now! functionality into its next generation of Windows Mobile Smartphone and PocketPC operating systems that was released in mid-2005.  Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.

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

During the quarters ended June 30, 2005 and 2004, sales of SDIO Now! comprised 6% and 10% of our software revenue, respectively. Sales of SDIO Now! carry much higher gross profit margin than third-party software products that we sell to our customers.  To the extent sales of our SDIO Now! were to decline, our proprietary software revenue and related gross profit margins would be adversely impacted and our business would suffer.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software products provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings. Increasing the number of proprietary products we sell is an important part of our growth strategy.  Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products.  There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and gross profit margin.

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

•                  The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc.; Linux, Symbian and Palm OS from PalmSource, Inc.; JavaOS from Sun Microsystems, Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from Linux. In the market for convergent devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone face competition from the EPOC operating system from Symbian. Windows Embedded operating systems and Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share in those other segments of the smart device market on which our business currently focuses, including the markets for point-of-sale devices, gaming devices, medical devices, kiosks, and consumer devices such as television set-top boxes;

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

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements and deliver our services profitably. If we are unable to do so, our service revenue and more particularly, our service gross profit margin may be significantly adversely impacted.

During 2003, we entered into several fixed-price service engagements that ultimately proved to be less profitable than expected due to a number of factors, including inadequate project scoping and bidding, inefficient service delivery and fixed-price contract structures. While we have taken steps to address these inadequacies and risks going forward, there can be no assurance that we will be successful given customer demands, competitive pressures and other factors.

Additionally, when entering into time and materials (T&M) service contracts, we typically provide our customers with an estimated total cost.  Various factors may cause the total cost of T&M service projects to exceed the original estimate provided to the customer, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery.  If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue and profits could be negatively impacted.  In addition, depending on the cause of an overrun for a given customer, we may also decide to provide pricing concessions to that customer which could impact our service revenue and gross profits negatively.

If we are unable to license key software from third parties, our business could be harmed.

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, and our revenue and profits could be negatively impacted.

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

During the last three years, our common stock has traded at times near or below the $1.00 NASDAQ National Market minimum bid price. On April 5, 2005, we received notification from The NASDAQ Stock Market that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5).  Therefore, in accordance with NASDAQ Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until October 3, 2005, to regain compliance with the minimum bid price listing requirement. If, at any time before October 3, 2005, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with this listing standard.  If our common stock is delisted from trading on the NASDAQ National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the NASDAQ SmallCap Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the NASDAQ National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Non-compliance with certain agreements could have a material adverse impact on our financial position.

In addition to our Microsoft OEM Distribution Agreement described above, we entered into a lease in February 2004 for our new corporate headquarters and, at the same time, an amendment to the lease for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we were not required to make any cash lease payments during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease.  The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $2.2 million at June 30, 2005.  Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.

Unexpected fluctuations in our operating results could cause our stock price to decline further.

Our operating results have fluctuated in the past, and we expect that they will continue to do so. If our operating results fall below the expectations of analysts and investors, the price of our common stock may fall. Factors that have in the past and may continue in the future to cause our operating results to fluctuate include those described in this “Factors That May Affect Future Results” section. In addition, our stock price may fluctuate due to conditions unrelated to our operating performance, including general economic conditions in the technology industry, our NASDAQ listing status and the market for technology stocks.

Our efforts to reduce expenses, including reductions in work force, may not achieve the results we intend and may harm our business.

During 2003 and 2004, we implemented efforts to streamline operations and reduce expenses, including cuts in discretionary spending, reductions in our work force and consolidation of certain office locations, including the closure of our Japanese operation. In connection with our cost reduction efforts, we were required to make certain product and product development decisions with limited information regarding the future demand for those products, including our decision to discontinue the manufacturing of the Power Handheld device. There can be no assurance that we made the correct decisions to pursue the right product offerings to take advantage of future market opportunities. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. If we find that these reductions do not achieve our objectives, we may need to make additional reductions in our expenses and our work force, or to undertake additional cost reduction measures.

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

It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and harm our business. In certain cases, we have been unable to obtain indemnification against claims that our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, financial condition and profits.

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

During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-U.S. locations as service delivery levels necessitate the need for additional service engineering personnel.  To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the amount of revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy.  As an example, on June 30, 2005, we announced that we had acquired the embedded business assets of Vibren Technologies, Inc. for $500,000 in cash and the assumption of certain liabilities and obligations.  If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have implemented reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners.  Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of the new Sarbanes-Oxley compliance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

It might be difficult for a third-party to acquire us even if doing so would be beneficial to our shareholders.

Certain provisions of our articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management, even if doing so would be beneficial to our shareholders. Our Board of Directors has the authority under our amended and restated articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our Board of Directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may discourage a third-party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors. In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with a defined “acquiring person” for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s Board of Directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We likely will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. The SEC modified the effective date of Section 404 implementation for non-accelerated filers, such as BSQUARE, such that management will have to report on our internal controls as of December 31, 2006.  We expect to dedicate significant time and resources during fiscal 2005 and 2006 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our consolidated operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may have further unanticipated negative consequences.

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

Foreign operations generated approximately 2% and 7% of our total revenue for the three months ended June 30, 2005 and 2004, respectively and approximately 3% and 4% for the six months ended June 30, 2005 and 2004, respectively.  Our international operations expose us to a number of risks, including the following:

•                  Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•                  Longer collection cycles than we typically experience in the U.S.;

•                  Unfavorable changes in regulatory practices and tariffs;

•                  Complex and/or adverse tax laws and/or changes thereto.  Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2005 and 2004 was not material.

Item 4. Controls and Procedures

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

There has been no change in our internal control over financial reporting during our second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Securities Suit

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court (“the Court”) for the Southern District of New York against us, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

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

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion.  All of the issuer defendants who are not in bankruptcy have approved the revised settlement agreement.  The parties have submitted a revised settlement to the Court.  The underwriter defendants will have an opportunity to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2005, the following items were voted on at the Annual Meeting of Shareholders:

Proposal 1:  Election of Directors.  Two Class II directors were elected at our 2005 Annual Meeting for three-year terms ending in 2008 by the vote set forth below:

Nominee	Shares For	Shares Withheld
Donald B. Bibeault	28,507,122	4,059,874
Brian T. Crowley	28,203,149	4,363,847

Proposal 2:  A proposal to ratify and approve an amendment to our amended and restated stock option plan to allow for awards of stock appreciation rights and restricted and unrestricted stock under the purview of the plan was approved by the vote set forth below:

For	Against	Abstain	Broker non-votes
8,477,147	5,393,325	117,846	18,578,678

Proposal 3:  A proposal to ratify and approve a modification to the program under which we compensate directors for their services was approved by the vote set forth below:

For	Against	Abstain	Broker non-votes
8,340,079	5,589,132	59,108	18,578,677

Item 6. Exhibits

Exhibit No.		Exhibit Description

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

3.2		Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.24	+	Asset Purchase Agreement between Vibren Technologies Inc. and BSQUARE Corporation dated as of June 30, 2005

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Confidential portions omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: August 12, 2005
	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: August 12, 2005
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

3.2		Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.24	+	Asset Purchase Agreement between Vibren Technologies Inc. and BSQUARE Corporation dated as of June 30, 2005

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Confidential portions omitted and filed separately with the SEC pursuant to a request for confidential treatment.