Form 10-Q
period 2005-09-30
BSQUARE CORP /WA
filed 2005-11-08
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-27687

BSQUARE CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1650880 (I.R.S. Employer Identification No.)

110 110th Avenue NE, Suite 200, Bellevue, WA (Address of principal executive offices)	98004 (Zip Code)
(425) 519-5900
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, there were 9,548,751 shares of the registrant’s common stock outstanding.

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2005

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 6.	Exhibits	41
EXHIBIT 10.18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,199	$4,943
Short-term investments	1,794	6,800
Accounts receivable, net	7,737	4,841
Inventories	55	—
Prepaid expenses and other current assets	528	563

Total current assets	17,313	17,147
Furniture, equipment and leasehold improvements, net	755	784
Intangible assets, net	355	—
Restricted cash	1,200	1,200
Other non-current assets	54	—

Total assets	$19,677	$19,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,569	$1,340
Accrued compensation	980	878
Accrued legal fees	535	534
Other accrued expenses	3,754	2,880
Customer deposits and deferred revenue	787	390

Total current liabilities	7,625	6,022

Deferred rent	362	375
Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value: authorized 37,500,000 shares; issued and outstanding, 9,543,436 shares as of September 30, 2005 and 9,533,082 shares as of December 31, 2004	118,383	118,350
Accumulated other comprehensive loss	(432)	(406)
Accumulated deficit	(106,261)	(105,210)

Total shareholders’ equity	11,690	12,734

Total liabilities and shareholders’ equity	$19,677	$19,131

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Software	$7,158	$8,138	$22,432	$21,840
Service	2,938	2,431	7,795	8,150

Total revenue	10,096	10,569	30,227	29,990
Cost of revenue:
Software	5,783	6,407	17,552	16,960
Service	2,059	1,859	5,988	6,097

Total cost of revenue	7,842	8,266	23,540	23,057

Gross profit	2,254	2,303	6,687	6,933
Operating expenses:
Selling, general and administrative	2,305	2,119	6,563	7,319
Research and development	493	234	1,326	579
Restructuring and related charges	—	—	—	40

Total operating expenses	2,798	2,353	7,889	7,938

Loss from operations	(544)	(50)	(1,202)	(1,005)
Other income, net	75	89	217	187

Income (loss) before income taxes	(469)	39	(985)	(818)
Income tax provision	—	—	(66)	—

Income (loss) from continuing operations	(469)	39	(1,051)	(818)
Income (loss) from discontinued operations	—	169	—	(6,310)

Net income (loss)	$(469)	$208	$(1,051)	$(7,128)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.05)	$0.00	$(0.11)	$(0.09)
Income (loss) from discontinued operations	—	0.02	—	(0.66)

Basic and diluted income (loss) per share	$(0.05)	$0.02	$(0.11)	$(0.75)

Shares used in calculation of income (loss) per share:
Basic	9,542	9,483	9,538	9,449
Diluted	9,542	9,591	9,538	9,449
See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,051)	$(7,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	495
Impairment and restructuring charges of discontinued operations	—	3,069
Decrease in assets of discontinued operations	—	781
Restructuring and related charges	—	40
Other	17	14
Changes in operating assets and liabilities, net of effects of discontinued operations:
Restricted cash	—	1,249
Accounts receivable, net	(2,896)	421
Prepaid expenses and other current assets	48	345
Other non-current assets	(54)	548
Accounts payable and accrued expenses	1,171	(1,143)
Deferred revenue	397	(597)
Deferred rent	(13)	—

Net cash used in operating activities	(2,128)	(1,906)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(112)	(795)
Acquisition of net assets of Vibren	(500)	—
Proceeds from the sale of equipment	—	63
Maturities of short-term investments, net	5,006	4,089

Net cash provided by investing activities	4,394	3,357
Cash flows from financing activities:
Proceeds from exercise of stock options	16	282

Net cash provided by financing activities	16	282
Effect of exchange rate changes on cash	(26)	(18)

Net increase in cash and cash equivalents	2,256	1,715
Cash and cash equivalents, beginning of period	4,943	5,700

Cash and cash equivalents, end of period	$7,199	$7,415

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005 and its operating results and cash flows for the three and nine months ended September 30, 2005 and 2004. The accompanying financial information as of December 31, 2004 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements, loss contract accruals and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC. All intercompany balances have been eliminated. Certain reclassifications have been made for consistent presentation.
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

     Pro forma information regarding net income (loss) is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended
	September 30,
	2005	2004
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	101%	100%
Risk-free interest rate	4.2%	3.1%
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of SFAS No. 123 (in thousands, except per share data). Share and per share amounts retroactively reflect the 1-for-4 reverse stock split that occurred effective October 7, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(469)	$208	$(1,051)	$(7,128)
Compensation expense recognized under APB 25	17	—	17	—
Pro forma stock based compensation expense under SFAS 123	(208)	(364)	(638)	(1,385)

Pro forma net loss	$(660)	$(156)	$(1,672)	$(8,513)

Basic and diluted income (loss) per share, as reported	$(0.05)	$0.02	$(0.11)	$(0.75)

Pro forma basic and diluted loss per share	$(0.07)	$(0.02)	$(0.18)	$(0.90)

Shares used to calculate pro forma basic and diluted loss per share	9,542	9,483	9,538	9,449

   New Accounting Pronouncements
     In July 2005, the Financial Accounting Standards Board issued a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of SFAS No. 109.” An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed interpretation also contains more specific guidance related to the de-recognition of tax benefits. The proposed effective date is for the fiscal year ending December 31, 2005. This guidance has not been finalized, therefore, we cannot determine the ultimate impact of adopting it.
     Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares such as stock options and warrants. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Share and per share amounts retroactively reflect the 1-for-4 reverse stock split that occurred on October 7, 2005.

     As of September 30, 2005 and 2004, there were stock options and warrants outstanding to acquire 1,546,727 and 1,732,100 shares of our common stock, respectively. These shares were excluded from the computation of diluted loss per share because their effect was antidilutive.
2. Restructuring and Related Charges and Discontinued Operations
     Restructuring and Related Charges
     Restructuring and related charges included in loss from continuing operations for the nine months ended September 30, 2004 were $30,000 in asset impairments and $10,000 of other related charges pertaining to the Company’s now-closed Japan operation. There were no restructuring and related charges included in loss from continuing operations for the three and nine months ended September 30, 2005.
     Discontinued Operations
     During the second quarter of 2004, the Company decided to discontinue its hardware business unit and consequently, the results of those operations have been accounted for and presented as a discontinued operation.
     By December 31, 2004, the Company had effectively concluded all remaining operating activities associated with the discontinued hardware business. Consequently, there was no discontinued operations activity for the three and nine months ended September 30, 2005.
     A reconciliation of income (loss) from the discontinued hardware business operations for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Hardware revenue	$—	$(6)	$—	$890
Cost of hardware revenue	—	—	—	1,538

Gross profit (loss)	—	(6)	—	(648)

Operating expenses	—	125	—	2,326
Amortization of intangible assets	—	—	—	267
Restructuring and related charges (credits)	—	(59)	—	312
Impairment (recovery) of assets	—	(241)	—	2,757

Income (loss) from discontinued operations	$—	$169	$—	$(6,310)

     Restructuring and impairment charges (credits) included in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Employee separation	$(5)	$194
Impairment (recovery) of assets	(241)	2,757
Other charges (credits)	(54)	118

Total restructuring and impairment charges (credits)	$(300)	$3,069

3. Asset Purchase
     On June 30, 2005, the Company entered into an Asset Purchase Agreement with Vibren Technologies, Inc. (Vibren). The Company purchased certain assets of Vibren in exchange for $500,000 in cash and the assumption of certain obligations of Vibren. The Company incurred related transaction costs of $26,000, primarily legal fees. The transaction provided the Company access to four software products that enhanced its proprietary products portfolio and access to a broadened customer base.
     The following table summarizes the estimated fair values of the assets acquired and obligations assumed at June 30, 2005 in connection with the Vibren transaction (in thousands):

Purchase
price
allocation
Inventory	$63
Lease deposit	5
Equipment	61
Acquired technology	406

Total assets acquired	535
Accrued transaction expenses	(26)
Accrued compensation	(9)

Net assets acquired	$500

     Tangible assets were valued at replacement cost while intangible assets were valued by discounting the present value of the estimated net cash flows at a rate of 20%. The amortization period of the acquired technology is two years.
4. Intangible Assets
     The Company’s gross carrying value of the intangible assets subject to amortization was $406,000 as of September 30, 2005. The accumulated amortization of these assets was $51,000 and the net book value was $355,000.
     Amortization expense for the three and nine months ended September 30, 2005 was $51,000. The estimated aggregate amortization expense is expected to be as follows (in thousands):

Remainder of 2005	$51
2006	203
2007	101

Total expected amortization expense	$355

5. Comprehensive Income ( Loss)
     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments.
     Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(469)	$208	$(1,051)	$(7,128)
Foreign currency translation loss	(40)	(14)	(26)	(18)

Comprehensive income (loss)	$(509)	$194	$(1,077)	$(7,146)

6. Taxes
     The Company recognized income tax expense of $66,000 for the nine months ended September 30, 2005, which was attributable to the operations of its Taiwan subsidiary. The Company’s Taiwan subsidiary had incurred significant operating losses in its early stage of operations but has become profitable such that in fiscal 2005, the Taiwan subsidiary utilized all of its net operating loss carryforwards and is now required to pay corporate income taxes.
     Additionally, in the second quarter of 2005, the Company became aware that certain amounts remitted from the Taiwan subsidiary to the U.S. parent company might be subject to withholding tax at 20% of the amount remitted. The Company is currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that the Company submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with its tax advisors, the Company believes that it will be granted such exemptions and, in fact, received its first withholding exemption approval from the Taiwan tax authority in October 2005. However, there is no assurance that exemptions will be granted covering all customer contracts for which the Company will be seeking exemption. If the Company were not to receive the remaining exemptions for which it will be seeking approval, it could be obligated to pay an aggregate of $250,000 in withholding tax, plus related interest and penalties, for amounts previously remitted from the Taiwan subsidiary to the U.S. parent and could also be obligated to pay $108,000 in withholding tax, plus related interest and penalties, on amounts billed and/or collected from customers but not yet remitted from the Taiwan subsidiary to the U.S. parent.
7. Commitments and Contingencies
     Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan.
     In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. In the event the Company defaults under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.2 million at September 30, 2005. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.
     Future minimum payments under non-cancelable operating leases at September 30, 2005 were as follows (in thousands):

Operating leases:
2005	$217
2006	980
2007	949
2008	941
2009	848
Thereafter	4,736

Total commitments	$8,671

     Rent expense for all facilities was $224,000 for the three months ended September 30, 2005 and $604,000 for the nine months ended September 30, 2005. The aggregate cash payments for non-headquarter leases were $29,000 for the three months ended September 30, 2004 and $142,000 for the nine months ended September 30, 2004. Non-cash expense related to our corporate headquarters was $94,000 for the three months ended September 30, 2004 and $282,000 for the nine months ended September 30, 2004.
     As of September 30, 2005, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its new headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.
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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. The Company carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, it is expected that the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.
     On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion. All of the issuer defendants who are not in bankruptcy have approved the revised settlement agreement. The parties have submitted a revised settlement to the Court. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than its insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.
     Contract Dispute
     The Company is currently in dispute with a customer regarding payment of amounts due under the contract with this customer under which the Company provided professional engineering services. The Company recognized service revenue from this customer of $615,000 for the nine months ended September 30, 2005 and none during the three months ended September 30, 2005. The Company has an account receivable outstanding with this customer of $475,000 as of September 30, 2005. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution to the dispute during the mediation, and the Company is currently exploring all options available to it regarding the collection of the amounts owed to it. The Company believes that it has fulfilled all of its contractual obligations under the services contract and is entitled to collect all amounts due under the contract. However, the ultimate outcome of this dispute is uncertain at this time.

8. Segment Information
     The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment — software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue:
North America	$9,742	$9,710	$28,694	$27,733
Asia	322	837	1,407	2,177
Other foreign	22	22	126	80

Total revenue(1)	$10,096	$10,569	$30,227	$29,990

	September 30,	December 31,
	2005	2004
Long-lived assets:
North America	$1,088	$761
Asia	22	23

Total long-lived assets	$1,110	$784

(1)	Revenue is attributed based on location of customer invoiced.
     One customer accounted for 22% of revenue for the three months ended September 30, 2004 and 20% of revenue for the nine months ended September 30, 2004. No customer accounted for more than 10% of revenue for the three or nine months ended September 30, 2005.
9. Related Party Transactions
     In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company with onsite consulting services. The Company incurred expenses of approximately $24,000 for the three months ended September 30, 2005 and $89,000 for the nine months ended September 30, 2005. The Company incurred expenses of approximately $34,000 for the three months ended September 30, 2004 and $149,000 for the nine months ended September 30, 2004. Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000 per month.
10. Subsequent Events
     On October 5, 2005, the Board of Directors approved an amendment to the Company’s articles of incorporation to reduce the Company’s number of authorized shares of common stock from 150,000,000 to 37,500,000 and also approved a one-for-four reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective with respect to shareholders of record at the close of trading on Thursday, October 6, 2005, and the Company’s common stock began trading as adjusted for the reverse stock split on Friday, October 7, 2005. As a result of the reverse stock split, each four shares of common stock were exchanged for one share of common stock and the total number of shares outstanding were reduced from approximately 38.2 million shares to approximately

9.5 million shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying financial statements and footnotes.
     As previously reported, on April 5, 2005, the Company received notification from The Nasdaq Stock Market that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5). Therefore, in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until October 3, 2005, to regain compliance with the minimum bid price listing requirement. On October 24, 2005, the Company received notification from the Nasdaq Listing Qualifications Staff that it had regained compliance with Marketplace Rule 4450(a)(5) and that the Staff would give this matter no further consideration. As such, the hearing before the Listing Qualifications Hearings Panel originally scheduled for November 3, 2005 to address BSQUARE’s compliance with Marketplace Rule 4450(a)(5) (which includes the $1 minimum bid price listing standard) will not be held.

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
Overview
     BSQUARE provides software and professional engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE .NET) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone and we recently released a version of our SDIO Now! proprietary software product targeting smart devices running on the Linux operating system.
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class Original Equipment Manufacturers (OEMs), Original Design Manufacturers (ODMs), device component suppliers such as silicon vendors (SVs) and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
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
     We recognize revenue upon shipment provided that no significant obligations remain on our part. We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (PCS). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates and enhancements. When vendor specific objective evidence (VSOE) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized.
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

   Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate income and withholding taxes in each of the countries in which we operate. This process involves estimating our current income and withholding tax exposure together with assessing the likelihood of our success in seeking foreign tax withholding exemptions and the impact of temporary differences resulting from differing treatment of items for tax and accounting purposes. Our tax provision reflects our assessment that we will be successful in obtaining foreign withholding tax exemptions. Temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.
Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Software	71%	77%	74%	73%
Service	29	23	26	27

Total revenue	100	100	100	100

Cost of revenue:
Software	58	61	58	57
Service	20	17	20	20

Total cost of revenue	78	78	78	77

Gross profit	22	22	22	23

Operating expenses:
Selling, general and administrative	22	20	22	24
Research and development	5	2	4	2
Restructuring and related charges	—	—	—	—

Total operating expenses	27	22	26	26

Loss from operations	(5)	—	(4)	(3)
Other income, net	—	1	1	—

Income (loss) before income taxes	(5)	1	(3)	(3)
Income tax provision	—	—	—	—

Income (loss) from continuing operations	(5)	1	(3)	(3)
Income (loss) from discontinued operations	—	1	—	(21)

Net income (loss)	(5)%	2%	(3)%	(24)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the sale of third-party software and sales of our own proprietary software products which includes royalties from our software development tool products, debugging tools and applications and reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services, porting contracts, maintenance and support contracts, fees for customer training, and rebillable expenses.
     Revenue for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$6,667	$7,503	$20,385	$19,821
Proprietary software	491	635	2,047	2,019

Total software revenue	7,158	8,138	22,432	21,840
Service revenue	2,938	2,431	7,795	8,150

Total revenue	$10,096	$10,569	$30,227	$29,990

Software revenue as a percentage of total revenue	71%	77%	74%	73%

Third-party software revenue as a percentage of total software revenue	93%	92%	91%	91%

Service revenue as a percentage of total revenue	29%	23%	26%	27%

     Software revenue
     The vast majority of third-party software revenue is comprised of the sale of Microsoft Embedded operating systems. The largest contributor to our proprietary software revenue is our SDIO Now! software product.
     Software revenue was $7.2 million for the three months ended September 30, 2005 and $8.1 million for the three months ended September 30, 2004, representing a decrease of $980,000, or 12%. This decrease was due primarily to the loss of revenue from a significant customer, Cardinal Healthcare Systems (Cardinal), partially offset by increased revenue from our other major accounts. In the first quarter of 2005, we were informed by Cardinal that it would begin purchasing Microsoft Embedded operating systems from a competitor beginning in the second quarter of 2005. Cardinal had been our most significant customer and accounted for $2.3 million in revenue for the three months ended September 30, 2004, but did not account for any revenue for the three months ended September 30, 2005. Excluding the impact of Cardinal, third party software revenue increased by $1.5 million for the three months ended September 30, 2005, as compared to the same period in 2004. Additionally, over the same period, sales of Microsoft Embedded operating systems attributable to our top ten customers, other than Cardinal, increased by $1.0 million.
     Proprietary software revenue was $491,000 for the three months ended September 30, 2005 and $635,000 for the three months ended September 30, 2004, representing a decrease of $144,000, or 23%. SDIO Now! revenue was $303,000 for the three months ended September 30, 2005 and $578,000 for the three months ended September 30, 2004. This decrease in revenue was attributable to both lower SDIO Now! Toolkit and royalty revenue as customer shipments of our SDIO Now!1.x product declined and have not yet been replaced by shipments of our newer SDIO Now!2.x product. As we have mentioned in the past, we do not expect any significant near-term growth in SDIO Now! sales for two reasons: first, we recently changed the SDIO Now! licensing model such that we are no longer offering customers royalty-free licenses in return for large up front payments, instead we are asking customers to pay per-device royalties as they ship their devices, and second as customers and potential customers have the option of using basic SDIO capabilities included in Microsoft’s Windows Mobile 5.0. Several of our customers are currently making the assessment, and while we believe our SDIO functionality is compelling compared to the basic functionality included in Windows Mobile 5.0, there can be no guarantee that customers will continue to use our software. This customer evaluation process may result in what we believe could be a short-term decrease in SDIO Now! revenue as we experienced in the third quarter. We expect the proprietary products acquired in the recent Vibren asset acquisition to contribute $200,000 to $400,000 to our revenue in the upcoming twelve months.
     Third-party software revenue was $20.4 million for the nine months ended September 30, 2005 and $19.8 million for the nine months ended September 30, 2004, representing an increase of $564,000, or 3%. Cardinal accounted for $5.9 million in revenue for the nine months ended September 30, 2004, and accounted for $828,000 in revenue for the nine months ended September 30, 2005. Excluding the impact of Cardinal, third-party software revenue increased by $5.7 million for the nine months ended September 30, 2005, or 41%, as compared to the same period in 2004. The increase was due primarily to increased sales of Microsoft Embedded operating systems to other major accounts, as discussed previously.
     Proprietary software revenue was $2.0 million for both the nine months ended September 30, 2005 and 2004. SDIO Now! revenue was $1.3 million for the nine months ended September 30, 2005 and $1.4 million for the nine months ended September 30, 2004, representing a decrease of $137,000, or 11%. This decrease in SDIO Now! revenue in 2005, as compared to the prior year, resulted from a lag in sales of new versions and lower licensing revenue from new customers.
     We expect growth in third-party software revenue to come from a continued focus on growing order volumes from existing customers as well as acquiring new customers. While we do expect third-party software revenue to grow in the future, we do not expect it to grow at the same rate we have experienced recently after considering the effects of the Cardinal loss. We expect nearer term growth in proprietary software revenue to come from our SDIO Now! product once customers and potential customers understand the competitive differences between our product and similar functionality provided by Microsoft. Further, we expect growth to come from new versions of SDIO Now!, such as our recently announced SDIO Now! Product for Linux. We expect longer term proprietary software revenue growth to come predominantly from new products under development, as well as sales of Vibren products.
     Service revenue
     Service revenue was $2.9 million for the three months ended September 30, 2005 and $2.4 million for the three months ended September 30, 2004, representing an increase of $507,000, or 21%. This increase in service revenue was primarily due to a 39% increase in billable hours for engineering services, partially offset by a 5% decrease in the realized rate per hour. This increase in billable hours resulted from improvements in our sales organization and activity that has been a focus of the Company for several quarters, as well as improved market conditions. The decrease in the realized rate per hour resulted from the incurrence of billable hours for which revenue was deferred according to our revenue recognition policies.
     Service revenue was $7.8 million for the nine months ended September 30, 2005 and $8.2 million for the nine months ended September 30, 2004, representing a decrease of $355,000, or 4%. This decrease in service revenue was due to lower billable hours for Taiwan engineering, a lower realized rate per hour for engineering services in the U.S. and lower recognition of previously deferred revenue in the U.S., partially offset by higher billable hours in the U.S.
     We expect service revenue to increase in the near term based primarily on the strength of our current backlog and sales pipeline.
     International revenue
     International revenue includes revenue attributable to our foreign operations, as well as revenue invoiced to foreign customers. Revenue from customers located outside of North America was $354,000 for the three months ended September 30, 2005 and $859,000 for the three months ended September 30, 2004, representing a decrease of $505,000, or 59%. Revenue from customers located outside of North America was $1.5 million for the nine months ended September 30, 2005 and $2.3 million for the nine months ended September 30, 2004, representing a decrease of $724,000, or 32%. These decreases were primarily the result of fewer billable hours for engineering services in

Taiwan, as discussed previously and no revenue from our Japanese subsidiary which was closed in the first quarter of 2004. Additionally, for various strategic reasons, we have entered into two fairly sizable contracts in Asia-Pac where the upfront professional services revenue, and resulting realized rates per hour, are fairly low, in exchange for IP ownership and guaranteed per-unit product royalties which should start hitting revenue in mid-2006.
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
     The following table outlines software, services and total gross profit (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Software gross profit:	$1,375	$1,731	$4,880	$4,880
As a percentage of total software revenue	19%	21%	22%	22%

Service gross profit	$879	$572	$1,807	$2,053
As a percentage of service revenue	30%	24%	23%	25%

Total gross profit	$2,254	$2,303	$6,687	$6,933
As a percentage of total revenue	22%	22%	22%	23%
     Software gross profit
     Software gross profit, as a percentage of software revenue, was 19% for the three months ended September 30, 2005, 21% for the three months ended September 30, 2004 and 22% for the nine months ended September 30, 2005 and 2004. Third-party software revenue generates a much lower profit margin than our proprietary software, which generally approximates 90% to 100% gross margins. Third-party software gross profit, as a percentage of third-party software revenue, was 14% for the three months ended September 30, 2005, 15% for the same period in 2004 and 14% for the nine months ended September 30, 2005 and 2004. Third-party software gross profit margin percentages have been averaging approximately 14-15% for the last five quarters.
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
     Service gross profit
     Service gross profit, as a percentage of service revenue, was 30% for the three months ended September 30, 2005 and 24% for the three months ended September 30, 2004. This increase was due primarily to higher revenue and better staff utilization during the quarter. Service gross profit, as a percentage of service revenue, was 23% for the nine months ended September 30, 2005 compared to 25% in the same period in 2004. This decrease was due primarily to under utilization of staff during the second quarter of 2005.
     We expect service gross profits to increase as service revenue increases because a certain percentage of the service cost of revenue is relatively fixed, including those costs represented by depreciation and facilities, as well as certain management and related costs which should not increase proportionately as service revenue increases in the near term. Additionally, as an increase in our billable hour volumes necessitates an increase in service engineering and related headcount, our goal is to fill those needs through the use of lower cost offshore resources, both through our Taiwan office and third-party offshore development resources, where practical.
Operating expenses
     Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel, and related facilities, travel and entertainment expense, and professional service fees.
     Selling, general and administrative expenses were $2.3 million for the three months ended September 30, 2005 and $2.1 million for the three months ended September 30, 2004, representing an increase of $186,000, or 9%. Selling, general and administrative expenses represented 23% of total revenue for the three months ended September 30, 2005 compared to 20% for the same period in 2004. This increase was due primarily to incremental sales and overhead costs related to the Vibren acquisition and an increase in professional service fees related to increased tax planning and legal fees.
     Selling, general and administrative expenses were $6.6 million for the nine months ended September 30, 2005 and $7.3 million for the nine months ended September 30, 2004, representing a decrease of $755,000, or 10%. Selling, general and administrative expenses represented 22% of total revenue for the nine months ended September 30, 2005 compared to 24% for the same period in 2004. These decreases were due primarily to our continued focus on reducing overall controllable costs where practical as well as costs in 2004 of $310,000 related to the settlement of an audit by Microsoft related to our Microsoft OEM Distribution Agreement and $162,000 in expenses associated with our now closed Japan operation.
     We expect selling, general and administrative expenses to increase somewhat during the fourth quarter of 2005 due to higher recruiting costs, increased travel and entertainment expenses and higher facilities costs. In addition, based on recent marketplace momentum, we are evaluating additional investments in the sales area, particularly internationally, but the timing and magnitude of such investments have not been determined.
     Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the discontinued hardware business unit, which are included in loss from discontinued operations.
     Research and development expenses were $493,000 for the three months ended September 30, 2005 and $234,000 for the three months ended September 30, 2004, representing an increase of $259,000, or 111%. Research and development expenses represented 5% of total revenue for the three months ended September 30, 2005 compared to 2% for the same period in 2004. Research and development expenses were $1.3 million for the nine months ended September 30, 2005 and $579,000 for the nine months ended September 30, 2004, representing an increase of $747,000, or 129%. Research and development expenses represented 4% of total revenue for the nine months ended September 30, 2005 compared to 2% for the same period in 2004. These increases resulted from a renewed focus on our proprietary products strategy and resulting investment therein. Specifically, these increases related primarily to increases in headcount including the hiring of a Vice President of Products in January of 2005 and related fringe benefits, travel, facilities and other expenses. We expect to increase our investment in research and development in the future.

Restructuring and related charges
     Restructuring and related charges included in loss from continuing operations during the three and nine months ended September 30, 2004 were $30,000 in asset impairments and $10,000 of other related charges pertaining to our now-closed Japan operation. There were no restructuring and related charges included in loss from continuing operations for the three and nine months ended September 30, 2005.
Other income, net
     Other income, net was $75,000 for the three months ended September 30, 2005 compared to $89,000 for the three months ended September 30, 2004 and $217,000 for the nine months ended September 30, 2005 compared to $187,000 for the nine months ended September 30, 2004. These amounts represent interest income and amortization of investment discounts/premiums from our cash, cash equivalents and short-term investments. While average cash balances have declined over the last year, the decrease has been more than offset by improvements in the interest rate environment and our cash management practices.
Taxes
     We recognized income tax expense of $66,000 for the nine months ended September 30, 2005, which was attributable to the operations of our Taiwan subsidiary. There was no income tax expense for the three months ended September 30, 2005 and 2004 or the nine months ended September 30, 2004. Our Taiwan subsidiary had incurred significant operating losses in its early stage of operations but has become increasingly profitable such that in fiscal 2005, the Taiwan subsidiary utilized all of its net operating loss carryforwards and is now required to pay corporate income taxes.
     Additionally, in the second quarter of 2005, we became aware that certain amounts remitted from the Taiwan subsidiary to the U.S. parent company might be subject to withholding tax at 20% of the amount remitted. We are currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that we submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with its tax advisors, we believe that we will be granted such exemptions and, in fact, received our first withholding exemption approval from the Taiwan tax authority in October 2005. However, there is no assurance that exemptions will be granted covering all customer contracts for which we will be seeking exemption. If we were not to receive the remaining exemptions for which we will be seeking approval, we could be obligated to pay an aggregate of $250,000 in withholding tax, plus related interest and penalties, for amounts previously remitted from our Taiwan subsidiary to us and could also be obligated to pay $108,000 in withholding tax, plus related interest and penalties, on amounts billed and/or collected from customers but not yet remitted from our Taiwan subsidiary to us. Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.
Income (loss) from discontinued operations
     During the second quarter of 2004, we decided to discontinue our hardware business unit and consequently, the results of those operations have been accounted for and presented as a discontinued operation.
     By December 31, 2004, we had effectively concluded all remaining operating activities associated with the discontinued hardware business. Consequently, there was no discontinued operations activity for the three and nine months ended September 30, 2005.

     A reconciliation of income (loss) from the discontinued hardware business operations for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Hardware revenue	$—	$(6)	$—	$890
Cost of hardware revenue	—	—	—	1,538

Gross profit (loss)	—	(6)	—	(648)

Operating expenses	—	125	—	2,326
Amortization of intangible assets	—	—	—	267
Restructuring and related charges (credits)	—	(59)	—	312
Impairment (recovery) of assets	—	(241)	—	2,757

Income (loss) from discontinued operations	$—	$169	$—	$(6,310)

     Restructuring and impairment charges (credits) included in the income (loss) from discontinued operations for the three and nine months ended September 30, 2004 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Employee separation	$(5)	$194
Impairment (recovery) of assets	(241)	2,757
Other charges (credits)	(54)	118

Total restructuring and impairment charges (credits)	$(300)	$3,069

Liquidity and Capital Resources
     As of September 30, 2005, we had $10.2 million of cash, cash equivalents and short-term investments, compared to $12.9 million at December 31, 2004. Both of these amounts included $1.2 million in restricted cash to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $9.7 million at September 30, 2005, compared to $11.1 million at December 31, 2004. The decrease in working capital was due primarily to the use of cash in operations and the purchase of assets from Vibren.
     Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2005. This cash use was attributable to our net loss of $1.1 million during the period and an increase in accounts receivable of $2.9 million due primarily as the result of realizing sales late in the third quarter of 2005. During the nine months ended September 30, 2004, net cash used in operating activities was $1.9 million, primarily attributable to our net loss of $7.1 million during that period. This use of cash was largely offset by a $3.1 million non-cash impairment charge related to the discontinuation of our hardware business unit and a $1.2 million decrease in restricted cash related to planned reductions in letters of credit supporting our corporate headquarters facility lease.
     Net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2005 and $3.4 million for the nine months ended September 30, 2004. Investing activities in 2005 included $5.0 million in maturities of short-term investments, partially offset by $500,000 paid to purchase certain assets from Vibren and $112,000 used to purchase equipment. Investing activities in 2004 included $4.1 million provided by maturities of short-term investments and $795,000 used primarily for the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters.

Financing activities generated $16,000 for the nine months ended September 30, 2005 and $282,000 for the nine months ended September 30, 2004 as the result of employees’ exercise of stock options.
Contractual Obligations
     We have significant operating lease commitments which draw on our cash resources. Our future minimum payments under non-cancelable operating leases at September 30, 2005 were as follows (in thousands):

Operating leases:
2005	$217
2006	980
2007	949
2008	941
2009	848
Thereafter	4,736

Total commitments	$8,671

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
     We believe that our existing cash, cash equivalents, short-term investments and expected cash receipts from customers will be sufficient to meet our cash needs for at least the next 12 months. See “Factors That May Affect Future Results” for a description of certain risks and uncertainties that we face.
     Contract Dispute
     We are currently in dispute with a customer regarding payment of amounts due under the contract with this customer under which we provided professional engineering services. We recognized service revenue from this customer of $615,000 for the six months ended June 30, 2005 and none during the three months ended September 30, 2005. We have an account receivable outstanding with this customer of $475,000 as of September 30, 2005. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution to the dispute during the mediation, and we are currently exploring all options available to us to regarding the collection of the amounts owed to it. We believe that we have fulfilled all of our contractual obligations under the services contract and are entitled to collect all amounts due under the contract. However, the ultimate outcome of this dispute is uncertain at this time.
Related Party Transactions
     In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company with onsite consulting services. We incurred expenses of approximately $24,000 for the three months ended September 30, 2005 and $89,000 for the nine months ended September 30, 2005. We incurred expenses of approximately $34,000 for the three months ended September 30, 2005 and $149,000 for the nine months ended September 30, 2005. Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000 per month.

Impact of New Accounting Pronouncements
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
     In July 2005, the Financial Accounting Standards Board issued a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of SFAS No. 109.” An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed interpretation also contains more specific guidance related to the de-recognition of tax benefits. The proposed effective date is for the fiscal year ending December 31, 2005. This guidance has not been finalized, therefore, we have not determined the ultimate impact of adopting it.
     In September 2005, the SEC issued a Final Rule Release that extended the compliance dates for management’s report on internal control over financial reporting and certification of disclosure in Exchange Act periodic reports of companies that are not accelerated filers from December 31, 2006 to December 31, 2007. We expect to dedicate significant time and resources during fiscal 2006 and 2007 to ensure compliance.

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
     We have an OEM Distribution Agreement (ODA) with Microsoft Corporation, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico and the Dominican Republic. Software sales under this agreement constitute over 90% of our revenue. If the ODA was terminated, our software revenue would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, our gross profit would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2005 and will expire on September 30, 2006, unless terminated earlier under the provisions of the ODA.
     Additionally, there are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA.
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
     There are three competitors that also sell Embedded Windows licenses to substantially the same customer base as we do in North America, which leads to intense competition with our competitors for this customer base. For example, on March 4, 2005, we were notified by our largest customer of Microsoft Embedded operating systems, Cardinal Healthcare Systems, that it would begin purchasing from one of our competitors and discontinue purchasing from us at the beginning of the second quarter of 2005. Cardinal Healthcare Systems accounted for 19% of our total revenue in fiscal 2004. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, typically about 13 to 14% on average. Our gross profit margin on the sale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and profits could suffer.
     We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides referrals of some of those customers to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and shipment of our software and delivery of our services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase.
Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.
     Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions and impede our ability to sell and/or complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue and operating results. Any resulting delays in, or cancellations of, our planned product introductions or in our ability to commence or complete customer projects may adversely affect our revenue and operating results.
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
     The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margins and loss of customers and market share, which would harm our business. We face competition from:
•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with both our proprietary software products and our engineering services;

•	Domestic engineering service firms such as Intrinsyc, Teleca and CalAmp;

•	Off-shore development companies, particularly those focused on the North American marketplace;

•	Original Device Manufacturers (ODM’s) particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Bell Microproducts. Larger customers of Microsoft Embedded operating systems will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers, which purchase only Microsoft Embedded operating systems.
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
Microsoft has released Windows CE version 5.0 and its next generation of Windows Mobile Smartphone and PocketPC which contains basic SDIO Now! functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.
     Our agreement with Microsoft required us to deliver to Microsoft our basic SDIO Now! source code for inclusion into Windows CE 5.0 and recent release of Windows Mobile Smartphone and PocketPC operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0 in late 2004, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2005. However, there can be no assurance that our next-generation SDIO Now! products will continue to be competitive in the marketplace, or that customers will not decide to use the basic functionality they receive from Microsoft.
     Sales of SDIO Now! comprised 4% of our software revenue for the quarter ended September 30, 2005 and 7% for the quarter ended September 30, 2004. Sales of SDIO Now! carry much higher gross profit margin than third-party software products that we sell to our customers. To the extent sales of our SDIO Now! were to decline, our proprietary software revenue and operating results would be adversely impacted and our business would suffer.
If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profits could suffer.
     As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, hardware-support packages and quality-assurance tools. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could affect our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our gross profit margin.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.
     Proprietary software products provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings. Increasing the number of proprietary products we sell, as well as their penetration into the marketplace, is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.
We may experience delays in our efforts to develop new products, and these delays could cause us to miss product market opportunities which could negatively impact our revenue and operating results.
     The market for Windows-based embedded software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our revenue and operating results may be negatively impacted if we delay releases of our products and product enhancements, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.
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
     Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results may be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:
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
     We are a leader in providing engineering service solutions to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements and deliver our services profitably. If we are unable to do so, our service revenue and more particularly, our service gross profit margin may be significantly adversely impacted.
     During 2003, we entered into several fixed-price service engagements that ultimately proved to be less profitable than expected due to a number of factors, including inadequate project scoping and bidding, inefficient service delivery and fixed-price contract structures. While we have taken steps to address these inadequacies and risks going forward, there can be no assurance that we will be successful given customer demands, competitive pressures and other factors. Additionally, when entering into time and materials (T&M) service contracts, we typically provide our customers with an estimated total cost. Various factors may cause the total cost of T&M service projects to exceed the original estimate provided to the customer, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue and operating results could be negatively impacted. In addition, depending on the cause of an overrun for a given customer, we may also decide to provide pricing concessions to that customer which could negatively impact our service revenue and operating results.
We have entered into several service agreements that involve reducing up front payments in return for royalties as our customers devices are sold in the market. There is no guarantee that these arrangements will culminate as anticipated.
     We have entered into two service contracts in Taiwan that involve reducing up-front non-recurring engineering fees in return for a per-device royalty as our customers ship their devices. These contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects, or that their devices may not be successful in the market and these customers may choose not to pay us all royalties owed.
If we are unable to license key software from third parties, our business could be harmed.
     We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, and our revenue and operating results could be negatively impacted.
Our revenue may flatten or decline and we may not be able to regain and sustain profitability in accordance with our current plans.
     While we did report net income in the third and fourth quarters of 2004, we were not profitable for the year ended December 31, 2004 and have otherwise generated net losses in every quarter since the first quarter of 2001. If our revenue remains flat or declines and/or our expenses increase or cannot be maintained proportionately, we will experience additional losses and will be required to use our existing cash to fund operations. We expect that our expenses will continue to be substantial in the foreseeable future, including compliance costs associated with the Sarbanes-Oxley Act of 2002, and may prove higher than we currently anticipate. Further, we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.
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
A continued decline in our shareholders’ equity or a continued decline in our stock price could cause our common stock to be delisted from the Nasdaq National Market.
     As of September 30, 2005, our shareholders’ equity was $11.7 million. The minimum continued listing requirement for the Nasdaq National Market is $10 million. We have incurred significant net losses since inception and may incur additional losses in the future. If our shareholders’ equity drops below $10 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $10 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4450(a)(3).
     In addition, during the last three years, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price. On April 5, 2005, we received notification from The Nasdaq Stock Market that for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5). Therefore, in accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until October 3, 2005, to regain compliance with the minimum bid price listing requirement.
     On October 5, 2005, the Board of Directors approved an amendment to the Company’s articles of incorporation to reduce the Company’s number of authorized shares of common stock from 150,000,000 to 37,500,000 and also approved a one-for-four reverse stock split of the Company’s common stock. The reverse stock split was effective with respect to shareholders of record at the close of trading on Thursday, October 6, 2005, and the Company’s common stock began trading as adjusted for the reverse stock split on Friday, October 7, 2005. On October 24, 2005, the Company received notification from the Nasdaq Listing Qualifications Staff that it had regained compliance with Marketplace Rule 4450(a)(5) and that the Staff would give this matter no further consideration. There can be no assurance that we will continue to meet the $1.00 minimum bid requirement.
     If our common stock is delisted from trading on the Nasdaq National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the Nasdaq Capital Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the Nasdaq National Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.
Non-compliance with certain agreements could have a material adverse impact on our financial position.
     In addition to our Microsoft OEM Distribution Agreement described above, we entered into a lease in February 2004 for our new corporate headquarters and, at the same time, an amendment to the lease for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we were not required to make any cash lease payments during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $2.2 million at September 30, 2005. Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.

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
     Our sales cycle is typically three to nine months because the expense and complexity of the software and engineering service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:
•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The timing of budget cycles; and

•	The timing of customers’ competitive evaluation processes.
     In addition, to successfully sell software and engineering service offerings, we must frequently educate our potential customers about the full benefits of these software and services, which can require significant time. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue which could cause our quarterly results to fluctuate.
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
     It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, revenue and operating results.
If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.
     If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property. These laws and procedures provide only limited protection. We have applied for a number of patents relating to our engineering work although we do not rely on patents as our primary defensive measure in protecting our intellectual property. These patents, both issued and pending, may not provide sufficiently broad protection, or they may not prove to be enforceable, against alleged infringers. There can be no assurance that any of our pending patents will be granted. Even if granted, these patents may be circumvented or challenged and, if challenged, may be invalidated. Any patents obtained may provide limited or no competitive advantage to us. It is also possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

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
     The computer software market is characterized by frequent and substantial intellectual property litigation, which is often complex and expensive, and involves a significant diversion of resources and uncertainty of outcome. Litigation may be necessary in the future to enforce our intellectual property or to defend against a claim of infringement or invalidity. Litigation could result in substantial costs and the diversion of resources and could negatively impact our business and operating results.
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
     Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to Power Handheld devices distributed prior to discontinuance, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively affect our business.

As we increase the amount of software development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.
     During 2003, we initiated a program to move certain development activities to non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-U.S. locations as service delivery levels necessitate the need for additional service engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could adversely impact the profitability of service engagements employing off-shore resources.
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
     The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date of Section 404 implementation for non-accelerated filers, such as BSQUARE, twice within 2005 such that management will now have to report on our internal controls as of December 31, 2007. We expect to dedicate significant time and resources during fiscal 2006 and 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may have further unanticipated negative consequences.
The Financial Accounting Standards Board recently mandated a new standard impacting the accounting for stock options which will likely significantly negatively impact our operating results effective with its adoption in the first quarter of 2006.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a significant negative impact on our operating results. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and required changes in accounting for equity compensation could adversely affect earnings.
     We have historically used stock options and other forms of equity-related compensation as key components of our overall employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. Moreover, applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.
Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.
     Foreign operations generated approximately 2% of our total revenue for the three months ended September 30, 2005 and 4% for the three months ended September 30, 2004. Foreign operations generated approximately 3% of our total revenue for the nine months ended September 30, 2005 and 5% for the nine months ended September 30, 2004. Our international operations expose us to a number of risks, including the following:
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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2005 and 2004 was not material.
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
     There has been no change in our internal control over financial reporting during our third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Class Action Securities Suit
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court (“the Court”) for the Southern District of New York against us, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering. The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002, is now the operative complaint.
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
Contract Dispute
     The Company is currently in dispute with a customer regarding payment of amounts due under the contract with this customer under which the Company provided professional engineering services. The Company recognized service revenue from this customer of $615,000 for the nine months ended September 30, 2005 and did not recognize service revenue from this customer during the three months ended September 30, 2005. The Company has an account receivable outstanding with this customer of $475,000 as of September 30, 2005. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution to the dispute during the mediation, and the Company is currently exploring all options available to it regarding the collection of the amounts owed to it. The company believes that it has fulfilled all of its contractual obligations under the services contract and is entitled to collect all amounts due under the contract. However, the ultimate outcome of this dispute is uncertain at this time.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)
Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)
Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP, dated effective as of October 1, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the SEC pursuant to a request for confidential treatment.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)
Date: November 8, 2005	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Scott C. Mahan
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
Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)
Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP, dated effective as of October 1, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the SEC pursuant to a request for confidential treatment.