Form 10-K
period 2005-12-31
BSQUARE CORP /WA
filed 2006-03-10
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

For the transition period from to .
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
Common Stock, no par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $14 million based on the closing price of $2.16 per share of the registrant’s common stock as listed on the Nasdaq National Market.
      The number of shares of common stock outstanding as of February 28, 2006: 9,565,608
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 6, 2006 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION
FORM 10-K

PART I

Item 1.	Business.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	The development of the smart device market and our ability to address its opportunities and challenges;

•	The adoption of Windows CE, Windows XP Embedded, Pocket PC and Smartphone as operating systems of choice for many smart device hardware and software applications vendors;

•	Our business plan and our strategy for implementing our plan;

•	Our ability to expand our strategic relationships with hardware and software vendors;

•	Our ability to maintain our relationship with Microsoft Corporation (Microsoft);

•	Our ability to address challenges and opportunities in the international marketplace;

•	Our ability to develop our technology and expand our proprietary software and service offerings; and

•	Our anticipated working capital and capital expenditure requirements, including our ability to meet our anticipated cash needs.
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

BUSINESS
Overview
      As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to BSQUARE Corporation. We provide software and professional engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm for Pocket PC and Smartphone.
      We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs), device component suppliers such as silicon vendors (SVs) and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized throughout various phases of our customers’ device life cycles, including design, development, customization, quality assurance and deployment.
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
Industry Background
      The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the personal computer (PC) has been the traditional means of electronically connecting suppliers, partners and customers, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.
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
      The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can be integrated with a diverse set of smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of operating systems — specifically Windows CE, Windows XP Embedded and Windows Mobile technologies — helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards, can be customized to operate across a variety of smart devices and integrate with existing information systems, offers Internet connectivity, and reduces systems requirements compared to traditional PC operating systems.

      The smart device marketplace is being influenced by the following factors:

•	A growing macro economy and increase in information technology (IT) spending has influenced new project starts. For example, many retailers that avoided major infrastructure investments over the past few years are now investing in upgrading their point-of-sale (POS) systems and back-end infrastructure;

•	The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (IP) set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•	The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources. Microsoft operating systems are already well positioned to leverage this trend with built-in synchronization capabilities, access to Exchange email servers, and similar functionality;

•	Security is becoming an increasingly important concern as devices are able to access networks and locally store sensitive information such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop; and

•	Higher bandwidth networks coupled with the larger displays and increased processing power found on new devices means that more multi-media content will be available to devices — increasing demand for digital rights management, content management and related technologies.
Software and Service Solutions for Smart Device Makers
      We have been providing software and engineering service solutions to the smart device marketplace since our inception and are considered a leader in our field. Our customers include world class OEMs and ODMs, device component suppliers such as SVs and peripheral vendors and enterprises with customized device needs such as retailers and field service organizations.
      Representative customer relationships in 2005 included:

•	The Motorola WLAN Subscriber group engaged us to assist in the development and testing of the CN620 mobile office phone, a converged WAN/ VoIP phone, and its successors;

•	Palm, Inc. engaged us to provide consulting services for the Treo700w series of smartphones;

•	Advanced Micro Devices, Inc. (AMD) engaged us to create a BSP for AMD’s Alchemy line of microprocessors;

•	Intel Corporation (Intel) engaged us to assist in the development of a series of BSPs in support of various processors;

•	Sharp Microelectronics of the Americas (Sharp) engaged us to create a series of BSPs and other technology components for Sharp hardware reference designs;

•	A large Asian OEM engaged us to assist in the development of a new line of Pocket PC based handheld devices;

•	A large North American OEM engaged us to assist in developing several Windows CE-based platforms and applications aimed at automotive applications;

•	Over 75 OEMs and SVs — including Dell, Inc., Hewlett-Packard Company (HP), Intel, Matsushita Electric Works (MEW), Motorola, Inc., Sharp Electronics Corp., Texas Instruments, Symbol Technologies, Inc. and Toshiba America, Inc. — licensed our SDIO Now! technology in 2005 or prior for integration into their smart devices; and

•	Several Taiwanese ODMs engaged us to assist them in creating Pocket PC and Windows CE- based handheld and tablet devices.
      We offer a range of software products to our customers for the development and deployment of smart devices, including both those of third parties and our own proprietary software products, along with engineering service offerings. Our goal is to increase the breadth and depth of our software and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

Third-Party Software Products
      We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, as stand-alone products or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant source for their smart device project needs. Our third-party software offerings include the following:

•	We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems (OS) and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restriction, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ ME/NT. The majority of our revenue in 2005 was earned through the resale of Microsoft Embedded operating systems; and

•	We sub-license and resell other third-party software such as the Esmertec Jeode Java Virtual Machine (JVM) under our JEM-CEtm brand name, the Sygate Technologies, Inc. Personal Firewall, Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products
      Our proprietary software offerings include:

•	SDIO Now! — SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO Now! solution has become the industry standard software development kit used by OEMs, ODMs and peripheral vendors who are creating SDIO solutions for smart devices running Microsoft Windows CE, Pocket PC and Smartphone operating systems. There are currently over 100 licensees of our SDIO technology.

We released an updated version of our SDIO software, SDIO Now! 2.1 during 2005 in response to customer demand and the changing technology landscape affecting secure digital (SD) technology. The new functionality included features requested by licensees such as support for larger SD memory cards, higher performance and other capabilities. SDIO Now! 2.2, launched in January 2006, offers our customers a cost-effective solution for adding two MultiMediaCard (MMC), SD or SDIO cards to converged devices. OEMs can now economically add Wi-Fi capabilities to smartphones and other embedded devices by using an internal SDIO Wi-Fi card while adding a second external expansion slot for high-density memory cards or other SDIO peripherals.

In the fourth quarter of 2005, we also introduced SDIO Now! for the Linux operating system. We have historically only provided the SDIO Now! product for devices running Windows CE and Windows Mobile operating systems and now with a Linux-based product available, we have increased the addressable market for this product.

Microsoft has incorporated our SDIO Now! v1.0 technology into its CE 5.0 and Windows Mobile 5.0 operating systems. While the SDIO Now! 2.0 version of software has functionality and performance enhancements not found in the SDIO Now! v1.0, there can be no assurance that the inclusion of the SDIO Now! v1.0 software in the base Microsoft operating system will not have a detrimental effect on sales of the SDIO Now! v2.0 software in the future;

•	Portable Media Player (PMP) — PMP is a digital media-management and player software solution based on Microsoft® Windows® CE 5.0 that enables OEMs to quickly enter the growing market for PMP players, a new product category that enables consumers to enjoy movies and video clips, view family photos, and listen to music on a single mobile device;

•	Our DevkitIDP line of Intel® XScale® Technology-based development platforms accelerate time to market for OEMs building Windows CE 5.0 and Windows Mobile 5.0 embedded devices. We currently ship DevkitIDP 255, acquired from Vibren in August 2005. The DevkitIDP 255 is based on the Intel PXA255 Embedded Processor. In 2006, we plan to launch DevkitIDP 270 based on the next-generation Intel PXA270 Embedded Processor, as well as future DevkitIDP offerings based on future Intel processors. Our DevkitIDP products uniquely offer a wide variety of peripheral chips and multiple expansion slots, which provides developers valuable flexibility in the early stages of development when device functionality is being validated. The DevkitIDP product layout is optimized so developers can quickly access hardware test points which shortens debug time;

•	Our SchemaBSP tool, acquired from Vibren Technologies, Inc. (Vibren) in August 2005, reduces customer development efforts. SchemaBSP offers a revolutionary three-step process that, when used in conjunction with Microsoft Platform Builder, reduces Windows CE board bring up time by up to 40%. Once an initial BSP is created with SchemaBSP, the architecture of the tool enables code reuse across multiple product lines, easy BSP updates when new hardware features are added to a design, and quick migration to new OS versions of Windows CE; and

•	Universal serial bus (USB) interfaces
      Software revenue for the last three fiscal years was as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Total software revenue	$31,210	$28,364	$28,163

Software revenue as a percentage of total revenue	73%	73%	75%

Third-party software revenue as a percentage of total software revenue	92%	90%	89%

      Resales of Microsoft Embedded operating systems and related products accounted for substantially all of our third-party software revenue.

Engineering Service Offerings
      We provide Windows Embedded and Windows Mobile smart device makers with consulting and professional engineering services including:

•	Device solution strategy consulting;

•	Software and hardware design and development services;

•	Systems integration;

•	Application development;

•	Quality assurance;

•	Customer technical support; and

•	Platform development training.
      Customers utilize our engineering service offerings because our deep experience with Windows Embedded operating systems typically results in shorter development cycles and reduced time to market,

lower overall costs to complete projects, and product robustness and features the customer may have been unable to achieve through other means.
      Revenue from professional engineering services for the last three fiscal years was as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Total service revenue	$11,713	$10,556	$9,379

Service revenue as a percentage of total revenue	27%	27%	25%

Revenue from discontinued Microsoft tools consulting	$167	$460	$974

      The Microsoft tools consulting revenue recognized in 2004 and 2005 relates to the amortization of previously signed support contracts. We are not actively providing tools consulting services to Microsoft or any other customers.
Strategy
      Our strategy is to continue to enhance our position as a leading provider of smart device software and engineering service solutions. To advance this strategy, we intend to focus on the following areas:

•	Enhance our proprietary software product portfolio to generate additional revenue, particularly higher margin revenue, which will have the added benefit of increasing opportunities to sell additional engineering services and third-party software products to our customers. During 2005, we increased our level of research and development in conjunction with the SDIO Now! version releases mentioned previously as well as the initiation of our PMP and other reference design development efforts. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives during 2006;

•	Provide our North American customers of Windows Embedded operating systems with additional product offerings as they become available from Microsoft. For example, in early 2005, Microsoft made available to its authorized distributors the Window Embedded Point of Sale operating system which is targeted at retail and point-of-sale customers as well as Windows XP Professional with Embedded Restrictions for embedded customers whose needs are more suited to the full-version of Windows XP Professional;

•	Expand our engineering service offerings by adding new packaged engineering services, training and custom consulting offerings;

•	Leverage the significant number of customers gained through our resale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In each quarter, we typically sell Microsoft Embedded operating systems to approximately 300 unique customers. Today, very few of these customers purchase service or software offerings other than the core Microsoft Embedded operating systems; and

•	Increase the percentage of sales derived from our international customers, particularly by focusing on growing sales through our Taiwan and Japan subsidiaries.
      A key element of our strategy is the expansion of our proprietary products that we license to our smart device customers. We believe that the continuing complexity and demands of device development will require our customers to seek out companies that are able to provide more complete device software solutions that can be quickly customized and brought to market.

Relationship with Microsoft and Impact on our Smart Device Solutions Business
      We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of embedded operating systems worldwide;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a leading systems integrator for Microsoft’s Windows Mobile for Smartphone and Pocket PC-based device development projects;

•	We are a Preferred Provider of Visual Tools to Microsoft;

•	We are a Gold-level member of Microsoft’s Third Party Tools Provider Program;

•	We are an authorized Microsoft Windows CE for Automotive Solutions Integrator; and

•	We have been engaged by Microsoft on various service engagements.
      We work closely with Microsoft executives, developers, and product managers. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft that enable us to sell our smart device software and service solutions;

•	We receive certain rebates based upon certain predefined objectives and our Microsoft Embedded operating systems sales volume; and

•	We participate in Windows Embedded and Windows Mobile design reviews, enabling early access to product roadmap information wherein we provide important technical and customer feedback.
See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.
Customers
      Customers of our smart device software and engineering service offerings include leading OEMs, ODMs, enterprises, SVs and peripheral vendors seeking to leverage the benefits of embedded Windows-based operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. In 2004, our largest customer was Cardinal Healthcare Systems (Cardinal). Substantially all of our sales to Cardinal were of Microsoft Embedded operating systems. On March 4, 2005, we were notified by Cardinal that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal represented 19%, or $7.4 million, of our total revenue in 2004. Cardinal also represented 7%, or $590,000, of our total gross profit for this same period. There were no other customers accounting for more than 10% of total revenue in 2005 or 2004. Other representative customers include Microsoft, HP, Motorola, HTC Corporation, Compal Electronics, Inc., MiTAC International Corp., Texas Instruments, Sharp, Intel and AMD.
Sales and Marketing
      We market our smart device software and engineering services to OEMs, ODMs, enterprises, SVs and peripheral vendors predominantly through our direct sales force located in the United States, Taipei,

Taiwan and Tokyo, Japan. We do not make significant use of resellers, channel partners, representative agents or other indirect channels.
      Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.
Research and Development
      Our research and development teams are responsible for the design, development and release of our software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development utilizing our own engineering staff in Bellevue, Washington, Akron, Ohio, and Taipei, Taiwan as well as engineering personnel of a partner in Hydrabad, India.
Competition
      We face competition primarily from the following:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, CalAmp, Vanteon and Teleca;

•	Off-shore development companies, particularly those focused on the North American marketplace;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow, Avnet and Bell Microsystems. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us.
      As we develop new offerings, particularly our own proprietary software products, we may begin competing with companies with which we have not previously competed. We have observed, for example, that at least one large contract manufacturer, Flextronics, has been acquiring embedded software expertise in order to enhance its manufacturing services offerings. We compete principally on the basis of the breadth of our product and service offerings, the depth of our technical experience, the quality of our products and professional engineering services, and the strength of our strategic partner relationships. Particularly in the areas of engineering services and the resale of Microsoft Embedded operating systems, price has become an increasingly important competitive factor.
International Operations
      Historically, we have had multiple operational presences outside the United States, but we have scaled back our foreign operations in recent years. During 2005, our international operations consisted principally of a subsidiary and operations in Taipei, Taiwan. Because our OEM Distribution Agreement with Microsoft restricts our resale of Microsoft Embedded operating systems to North America, including Mexico, our foreign operations have traditionally focused on the sale of our own proprietary software products, particularly SDIO Now!, and professional engineering services. In the fourth quarter of 2005, we re-established a direct sales presence in Tokyo, Japan. We intend to continue to rebuild our ability to sell our products and services in Japan during 2006. We also formalized and expanded our partnership with an engineering services firm in Hydrabad, India during 2005 although there are no commitments in terms of the utilization of those resources.
      See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.
Personnel
      As of December 31, 2005, we had 124 employees, including 68 employees in professional engineering services, 9 employees in research and product development, and 47 employees in sales, marketing and administrative services. Of these employees, 112 are located in the United States and 12 are located in Taiwan. In addition, from time to time, we employ temporary employees and consultants and contractors. As of December 31, 2005, we employed 31 contractors compared to 7 at December 31, 2004. In February 2006, we established a subsidiary in Vancouver, Canada and have hired four employees there to support our professional engineering services.
      The following highlights the number of employees by area:

	December 31,

	2005	2004	2003

Professional Engineering Services	68	59	65
Research and Product Development	9	7	32
Sales, Marketing and Administrative	47	48	51

Total	124	114	148

      As conditions necessitate, periodically professional engineering service employees will perform research and development engineering and visa versa.
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
      We currently have a number of pending U.S. and international patent applications. We have 19 issued patents worldwide and a number of registered trademarks. We will continue to pursue appropriate protections for our intellectual property.
      See Item 1A, “Risk Factors,” for more information regarding our intellectual property and other proprietary rights.
Acquisitions
      On June 30, 2005, we acquired the embedded assets of Vibren for $500,000 in cash. In return we received two products: Schema, a tool for rapidly creating and deploying BSPs and DevKitIDP a reference design based upon the Intel PXA255 processor. In addition, we acquired a number of in-process service contracts and Vibren’s embedded customer list, and we hired eight experienced employees. As we have stated previously, acquisition and partnership activities will be part of our future growth strategy.

Available Information
      We are a reporting company and file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC at (http://www.sec.gov).
      Our Internet website can be found at www.bsquare.com. We make available free of charge through our investor relations section, under “SEC Filings,” all our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.
Directors and Executive Officers
      The following table sets forth certain information with respect to our directors and executive officers as of February 28, 2006.

Name	Age	Position

Donald B. Bibeault	64	Chairman of the Board
Brian T. Crowley	45	President and Chief Executive Officer, Director
Elwood D. Howse, Jr.	66	Director
Elliott H. Jurgensen, Jr.	61	Director
Scot E. Land	51	Director
William D. Savoy	41	Director
Kendra A. VanderMeulen	54	Director
Carey E. Butler	51	Vice President, Professional Engineering Services
Pawan Gupta	52	Vice President of Product Management and Marketing
Scott C. Mahan	41	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Larry C. Stapleton	43	Vice President, North American Sales
      Donald B. Bibeault has been our Chairman of the Board since July 2003. His term of office as a director expires at the 2008 Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, chief executive officer, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation, Bank of America and Yipes Networks. He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and the Board of Visitors of Golden Gate University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, a M.B.A. from Columbia University and a PhD from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School.
      Brian T. Crowley has been our President and Chief Executive Officer since July 2003. His term of office as a director expires at the 2008 Annual Meeting of Shareholders. From April 2002 to July 2003, Mr. Crowley served as our Vice President, Product Development. From December 1999 to November 2001, Mr. Crowley held various positions at DataChannel, a market leader in enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999,

Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley also serves as a director of the WSA (formerly Washington Software Association). Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University.
      Elwood D. Howse, Jr. has been a director of BSQUARE since November 2002. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm formed in 1977. Mr. Howse also participated in the founding of Cable, Howse and Ragen, investment banking and stock brokerage firm, today owned by Wells Fargo and known as Ragen MacKenzie. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Formotus, Inc., MicroPlanet Ltd., OrthoLogic Corporation, Perlego Systems Inc., PowerTech Group, Inc. and not-for profits Junior Achievement Worldwide and Junior Achievement of Washington. He has served on a number of other corporate boards in the past. Mr. Howse received both a B.S. in engineering and a M.B.A. from Stanford University and served in the U.S. Navy submarine force.
      Elliott H. Jurgensen, Jr. has been a director of BSQUARE since January 2003. His term of office as a director expires at the 2007 Annual Meeting of Shareholders. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as an audit partner. During his career he has held a number of leadership roles, including Managing Partner of the Bellevue, Washington office of KPMG from 1982 to 1991, and Managing Partner of the Seattle, Washington office of KPMG from 1993 to 2002. He is also a director of McCormick & Schmick’s Seafood Restaurants, Inc. and ASC Management Inc. Mr. Jurgensen has a B.S. in accounting from San Jose State University and is a Certified Public Accountant.
      Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at the 2007 Annual Meeting of Shareholders. Mr. Land was elected to our board of directors in connection with the purchase of shares of our preferred stock by affiliates of Encompass Group, a venture capital firm, prior to our initial public offering. Mr. Land is currently a managing director of Cascadia Capital LLC. Prior to joining Cascadia Capital, Mr. Land was a managing director of Encompass Ventures from September 1997 to July 2005, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, (a wholly owned subsidiary of GE) founded by Mr. Land in October 1988, that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies.
      William D. Savoy has been a director of BSQUARE since May 2004. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Savoy currently consults with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy has served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as the president of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as the president of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as the president and chief executive officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its chief financial officer from August 1988 to June 1989. He also serves as a director of Charter Communications, Inc., Drugstore.com,

Inc, and previously served on the advisory board of DreamWorks SKG and as a director of RCN Corporation. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.
      Kendra VanderMeulen has been a director at BSQUARE since March 2005. Her term of office as a director expires at the 2007 Annual Meeting of Shareholders. Kendra recently served as executive vice president, Mobile at InfoSpace, and is an active board member or advisor to a variety of companies in the wireless Internet arena, including NetMotion Wireless, Kineto Wireless, and Sonim Technologies. Kendra joined AT&T Wireless (formerly McCaw Cellular Communications, now Cingular) in 1994 to lead the formation of the wireless data division. Prior to McCaw, Kendra served as COO and president of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Kendra received a BS degree in mathematics from Marietta College and a MS degree in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T.
      Carey E. Butler has been our Vice President, Professional Engineering Services since November 2003 and directs development teams located in Washington State and Taiwan. From 2002 to 2003, Ms. Butler served as Western Region Area Manager at Information Builders, a business intelligence software and services company. From 2000 to 2001, Ms. Butler was Vice President at Aris Corporation, a professional services company, and from 1996 to 2000 was Partner at BDO Seidman, LLP, a public accounting and management consulting firm. From 1990 to 1996, Ms. Butler was Principal of Performance Computing, Inc., a technology consulting company, subsequently sold to BDO Seidman. From 1982 to 1990, Ms. Butler was Vice President of Operations, Sales and Marketing of Mytec, Inc., a value-added reseller of turnkey financial systems. Ms. Butler holds a B.A. in Business, Quantitative Methods (Computer Science) from University of Washington.
      Pawan Gupta has been our Vice President of Product Management and Marketing since January 2005. Prior to joining BSQUARE, Mr. Gupta provided business and product strategy consulting services to various companies, including Microsoft. From September 2002 to May 2004, Mr. Gupta was Director of Worldwide Product Planning at Toshiba for its digital home and mobile devices. From September 2001 to August 2002, Mr. Gupta served as President of Internet Motors, a telematics services company. From September 1997 to September 2001, Mr. Gupta held various positions at Microsoft including Business Solutions Group Manager, Knowledge Management Product Manager, and Strategic Business Development Manager. From December 1995 to August 1997, Mr. Gupta worked at Kaspia Systems and UB Networks to bring a network auditing product to market. From June 1993 to November 1995, Mr. Gupta founded InfoPower which developed trade show applications. From April 1988 to May 1993, Mr. Gupta held various positions at a startup company, Kofax Image Products, where he helped bring several products to market and build business for those products in over 24 countries. Prior to that, for ten years Mr. Gupta worked at Citicorp and Perkin Elmer where he developed and led software teams. Mr. Gupta did his engineering work at I.I.T. and U.C.L.A. to earn a B.S. in Electrical Engineering and an M.S.T.M. (MBA) from Pepperdine University.
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
      Larry C. Stapleton has been our Vice President of North America Sales since March 2005. Mr. Stapleton is responsible for sales of professional engineering services, products and distribution. Prior to joining BSQUARE, Mr. Stapleton served as Vice President of Global Business Development at Terabeam from November 1999 to April 2004, where he was responsible for developing telecomm carrier business for broadband wireless access equipment in Asia and managing employees and VAR partnerships in Singapore, Malaysia, Japan, China, Philippines, and South Korea. Prior to that, Mr. Stapleton served as Terabeam’s Vice President, Product Development, responsible for developing all of Terabeam’s optical telecommunications equipment. From November 1997 to November 1999, Mr. Stapleton was Vice President of Sales and Marketing for SelfCHARGE, a contract product design and manufacturing (ODM) startup developing products for the medical, consumer and industrial markets. Before that he was Senior Director of Client Services at Teague from April 1992 to November 1997, generating designs for AT&T, Microsoft, John Deere, and many other Fortune 500 companies. He also has held a variety of product development, marketing, and engineering positions with several Fortune 100 companies. His degrees include an MBA from University of Washington and a BS, Mechanical Engineering, from San Jose State University.
Item 1A.     Risk Factors.
      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.
      We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico and the Dominican Republic. Software sales under this agreement constituted over 63% of our revenue in 2005. If the ODA was terminated, our software revenue would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, which can contribute 2-3% of our gross profit from sales of Microsoft Embedded operating systems on a quarterly basis, our gross profit and operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2005 and will expire on September 30, 2006, unless terminated earlier under the provisions of the ODA.

Microsoft has audited our records under our OEM Distribution Agreement in the past and may do so again in the future, and any future audit could result in additional charges.
      There are provisions in the Microsoft ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. We underwent an audit under the ODA with Microsoft which began in the fourth quarter of 2003 and concluded in the second quarter of 2004. The audit covered a period of five years. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we believe that the unaccounted-for license inventory related to undocumented inventory returns and disagreed with the audit findings, we ultimately chose to settle the dispute. Total settlement costs of

$310,000 were recognized in the second quarter of 2004, which included audit costs of $140,000. It is possible that future audits could result in additional charges.

The market for the resale of Microsoft Embedded operating systems licenses is highly competitive and the profit margin for such resales is relatively low. If the profit margins in this business erode or we lose customers to competitors, our results will be negatively impacted.
      There are three competitors that also resell Embedded Windows licenses to substantially the same customer base as we do in North America, which can lead to intense competition. For example, on March 4, 2005, we were notified by Cardinal, our largest customer of Microsoft Embedded operating systems at the time, that it would begin purchasing from one of our competitors and discontinue purchasing from us at the beginning of the second quarter of 2005. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, recently about 13 to 14% on average. Our gross profit margin on the sale of Microsoft Embedded operating systems and tools has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating results could suffer.
      We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customers referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue.
      Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which may have a negative impact on our revenue and operating results.

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
      The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margins and loss of customers and market share, which would harm our business. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with both our proprietary software products and our engineering services;

•	North American engineering service firms such as Intrinsyc, CalAmp, Vanteon and Teleca;

•	Off-shore development companies, particularly those focused on the North American marketplace;

•	ODMs particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow, Avnet and Bell Microsystems. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us.
      As we develop new products, particularly products focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. We have observed, for example, that at least one large contract manufacturer, Flextronics, has been acquiring embedded software expertise in order to enhance their manufacturing services offerings. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced product and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system products and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

Microsoft has released Windows CE version 5.0 and its next generation of Windows Mobile Smartphone and PocketPC which contains basic SDIO Now! functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.
      Our agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and recent release of Windows Mobile Smartphone and PocketPC operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0 and v.2.2, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2006. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft.

      Sales of SDIO Now! comprised 5% of our software revenue for 2005 and 6% for 2004. Sales of SDIO Now! carry much higher gross profit margin than the third-party software products we sell to our customers. To the extent sales of our SDIO Now! were to decline, our proprietary software revenue and operating results would be adversely impacted and our business would suffer.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue could be reduced and our profits could suffer.
      As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. Such features could include, for example, software that competes with our own proprietary software products, driver development tools, hardware-support packages and quality-assurance tools. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively affect our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our revenue and gross profit margin accordingly.

Our ability to maintain or grow the portion of our software revenue attributable to sales of our proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.
      Proprietary software products provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.

We may experience delays in our efforts to develop new products, and these delays could cause us to miss product market opportunities which could negatively impact our revenue and operating results.
      The market for Windows-based embedded software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings with attractive features, prices and terms that appeal to our customers with attractive features, prices and terms. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our revenue and operating results may be negatively impacted if we delay releases of our products and product enhancements, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

If the market for smart devices develops more slowly than we expect, or declines, our revenue may not develop as anticipated, if at all, and our business would be harmed.
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
      Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results may be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and engineering services;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc.; Symbian and Palm OS from PalmSource, Inc.; JavaOS from Sun Microsystems, Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from the Linux operating system. In the market for converged devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone face intense competition from the EPOC operating system from Symbian. Windows Embedded operating systems and the Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share therein;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows Embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

The success and profitability of our engineering service offerings are contingent on our ability to differentiate our offerings adequately in the marketplace, which is, in turn, contingent on our ability to retain our engineering personnel and defend our billing rate structures against those of our competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.
      We are a leader in providing engineering services to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, significantly all of whom currently are based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements and deliver our services profitably. If we are unable to do so, our service revenue service gross profit margin may be significantly impacted.
      Various factors may cause the total cost of service projects to exceed the original estimate provided to the customer or the contractual maximum in the case of fixed price contracts, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue and operating results could be negatively impacted. In addition, depending on the cause of an overrun for a given customer, we may also decide to provide pricing concessions to that customer which could negatively impact our service revenue and operating results.

We have entered into service agreements that involve reducing up front service revenue in exchange for royalties as our customers devices are sold in the market. There is no guarantee that these arrangements will culminate as anticipated.
      We have entered into two service contracts that involve reducing up-front engineering service fees in return for a per-device royalty as our customers ship their devices, and we may enter into more such agreements in the future. These contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects, or that their devices may not be successful in the market, and these customers may choose not to pay us all royalties owed, which could negatively impact our revenue and operating results.

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
      We have generated net losses in every year since 2001. If our revenue remains flat or declines and/or our expenses increase or cannot be maintained proportionately, we will experience additional losses and will be required to use our existing cash to fund operations. We expect that our expenses will continue to be substantial in the foreseeable future, including potential compliance costs associated with the Sarbanes-Oxley Act of 2002, and may prove higher than we currently anticipate. Further, we may not succeed in increasing our revenue sufficiently to offset unanticipated expense increases.

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

A continued decline in our shareholders’ equity or a decline in our stock price could cause our common stock to be delisted from the Nasdaq National Market.
      As of December 31, 2005, our shareholders’ equity was $11.5 million. The minimum continued listing requirement for the Nasdaq National Market is $10 million. We have incurred significant net losses since 2001 and may incur additional losses in the future. If our shareholders’ equity decreases below $10 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $10 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4450(a)(3).
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
      On October 5, 2005, our board of directors approved an amendment to our articles of incorporation to reduce our number of authorized shares of common stock from 150,000,000 to 37,500,000 and also approved a one-for-four reverse stock split of our common stock. The reverse stock split was effective with respect to shareholders of record at the close of trading on October 6, 2005, and our common stock began trading on a split-adjusted basis on October 7, 2005. On October 24, 2005, we received notification from the Nasdaq Listing Qualifications Staff that we had regained compliance with Marketplace Rule 4450(a)(5) and that the Staff would give this matter no further consideration. There can be no assurance that we will continue to meet the $1.00 minimum bid requirement.
      If our common stock is delisted from trading on the Nasdaq National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the Nasdaq Capital Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the Nasdaq National or Capital Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.

Non-compliance with certain agreements could have a material adverse impact on our financial position.
      In addition to our Microsoft OEM Distribution Agreement described previously, we entered into a lease in February 2004 for our new corporate headquarters and, at the same time, an amendment to the lease for our former corporate headquarters. Both of these agreements were entered into with the same landlord. Under both of these leases, we were not required to make any cash lease payments during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on the straight-line basis over the length of our new ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $2.1 million at December 31, 2005. Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.

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
      Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and engineering services or even cause them to terminate their relationships with us, and also could increase the credit risk of those customers. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business and operating results.

Continued erosion of our financial condition would adversely affect our business.
      If our financial condition continues to erode, particularly if we continue to generate operating losses and our cash balance declines, our customers and potential customers may decide that our financial condition is not sufficient to do business with us, particularly those that have implemented new vendor requirements as part of their Sarbanes-Oxley compliance, and may choose to engage with one of our competitors. This would adversely affect our business and operating results.

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.
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
      We frequently license the source code of our products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business.
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
      Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture our and our customers’ products, including those related to Power Handheld devices distributed prior to discontinuance, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively affect our business and operating results.

As we increase the amount of software development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.
      We conduct development activities in non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-U.S. locations as engineering demands necessitate the need for additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could also adversely impact the profitability of service engagements employing off-shore resources.

We have initiated litigation against a former customer to recover fees due for engineering services provided by us in the first half of 2005, and there can be no assurance as to the outcome of this proceeding.
      We filed a complaint for breach of contract and misappropriation of intellectual property against a former customer on December 22, 2005 in Federal district court in Delaware. We have petitioned for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and we have reserved the right to request an injunction against the customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an answer and counterclaim against us, denying our claims and alleging breach of contract, tortious interference with the customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the customer to complete the project, any reduction in the value of goodwill, and attorneys’ fees and costs. We filed our reply to the counterclaim on February 16, 2006. We believe that we have fulfilled all of our contractual obligations under the services contract, that we will be able to successfully defend the counterclaims against us, and that we are entitled to collect all amounts due under the contract, plus attorneys’ fees and costs. However, there can be no assurance that the court will ultimately rule in our favor, and it may, in fact, rule in favor of the former customer. Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. An award by the court in favor of the customer and/or the incurrence of significant legal fees which are not recoverable could adversely impact our operating results.

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
      The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date of Section 404 implementation for non-accelerated filers, such as us, twice within 2005 such that management will now have to report on our internal control over financial reporting as of December 31, 2007. In April 2006, the SEC Advisory Committee on Smaller Public Companies is expected to make final recommendations to the SEC regarding the internal control requirements of smaller public companies. Pending the final rules, we may be required to dedicate significant time and resources during fiscal 2006 and 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business.

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
      Foreign operations generated approximately 3% of our total revenue for 2005 and 4% in 2004. Our international operations expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Loss or reduction of withholding tax exemptions;

•	Longer collection cycles than we typically experience in the U.S.;

•	Unfavorable changes in regulatory practices and tariffs;

•	Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in international markets which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business and operating results.
      We currently have international operations in Taipei, Taiwan and Tokyo, Japan. In February 2006, we established a subsidiary in Vancouver, Canada and have hired four employees there to support our professional engineering services.
Item 1B.     Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.
      In addition, we lease office space domestically in San Diego, California, which lease terminates in June 2006, domestically in Akron, Ohio on a month-to-month basis, and internationally for our office in Taipei, Taiwan, which lease terminates in November 2008. Our facilities are sufficient to support our operational needs under our current operating plan. However, we plan to obtain office space in Vancouver, Canada in 2006 to support our new subsidiary.

Item 3.	Legal Proceedings.
IPO Litigation
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
      The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On

February 19, 2003, the court denied the motion to dismiss the complaint against us. On October 13, 2004, the court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in our case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation by us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.
Customer Litigation
      We are currently in dispute with a former customer regarding payment of amounts due under the contract under which we provided professional engineering services. We have recognized service revenue of $615,000 from this former customer during the six months ended June 30, 2005 and zero during the six months ended December 31, 2005. We have an account receivable outstanding with this former customer of $475,000 as of December 31, 2005 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. We were unable to reach a resolution to the dispute during the mediation and have filed a complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. We have asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and have reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an answer and counterclaim against us, denying our claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to this action (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. We believe that we have fulfilled all of our contractual obligations under the services contract, that we are entitled to collect all amounts due under the contract, plus attorneys’ fees and costs, and that we will successfully defend the counterclaims against us. However, there can be no assurance that the court will ultimately rule in our favor, and it may, in fact, rule in favor of the former customer. Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. A ruling in favor of the former customer and/or our inability to recover expenses could adversely affect our operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      Our common stock is traded on the Nasdaq National Market under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the Nasdaq National Market. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. These prices retroactively reflect the 1-for-4 reverse stock split that occurred effective October 7, 2005. For 20 trading days subsequent to and including the effective date of the reverse split, our common stock traded under the symbol “BSQRD.”

	High	Low

Year Ended December 31, 2005:
First Quarter	$6.00	$1.84
Second Quarter	$2.32	$1.52
Third Quarter	$3.04	$1.84
Fourth Quarter	$4.06	$1.90
Year Ended December 31, 2004:
First Quarter	$7.20	$3.48
Second Quarter	$5.56	$3.32
Third Quarter	$4.00	$1.48
Fourth Quarter	$6.96	$2.16
Holders
      As of February 28, 2006 there were approximately 150 holders of record of our common stock.
Dividends
      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans
      The following table lists our equity compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance as of December 31, 2005:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a)

Equity compensation plans approved by security holders	1,760,368	$4.75	319,438
Equity compensation plans not approved by security holders	100,000	4.56	—

Total	1,860,368	$4.74	319,438

      Equity compensation plans not approved by security holders include the following:

•	In June 2003, as a result of a facilities restructuring settlement agreement, we issued warrants to purchase up to 100,000 shares of our common stock at an exercise price of $4.56 per share. The warrants were fully vested at the time of issuance and expire in June 2008. The warrants’ value was estimated at $332,000 using the Black-Scholes-Merton option-pricing model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% and a contractual life of five years.

Item 6.	Selected Financial Data.
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$42,923	$38,920	$37,542	$37,506	$61,852
Cost of revenue	33,039	29,870	31,141	30,795	32,682

Gross profit	9,884	9,050	6,401	6,711	29,170
Operating expenses:
Selling, general and administrative	9,504	9,176	12,609	19,230	19,241
Research and development	1,950	855	1,768	10,747	11,195
Acquired in-process research and development	—	—	—	1,698	—
Amortization of intangible assets	—	—	50	847	5,478
Impairment of goodwill and other intangible assets	—	—	453	6,472	1,336
Restructuring and other related charges (credits)	—	40	(2,960)	16,249	6,707

Total operating expenses	11,454	10,071	11,920	55,243	43,957

Loss from operations	(1,570)	(1,021)	(5,519)	(48,532)	(14,787)
Interest and other income (expense), net	287	237	1,059	(1,900)	2,657

Loss from continuing operations before income taxes	(1,283)	(784)	(4,460)	(50,432)	(12,130)
Income tax benefit (provision)	(14)	(11)	(75)	(1,696)	3,679

Loss from continuing operations	(1,297)	(795)	(4,535)	(52,128)	(8,451)
Loss from discontinued operations	—	(6,256)	(9,449)	(6,478)	(1,833)

Loss before cumulative effect of change in accounting principle	(1,297)	(7,051)	(13,984)	(58,606)	(10,284)
Cumulative effect of change in accounting principle	—	—	—	(14,932)	—

Net loss	$(1,297)	$(7,051)	$(13,984)	$(73,538)	$(10,284)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.08)	$(0.49)	$(5.73)	$(0.99)
Loss from discontinued operations	—	(0.66)	(1.01)	(0.71)	(0.21)
Cumulative effect of change in accounting principle	—	—	—	(1.64)	—

Basic and diluted net loss per share	$(0.14)	$(0.74)	$(1.50)	$(8.08)	$(1.20)

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$10,694	$12,943	$17,745	$35,425	$69,711
Working capital	$9,502	$11,125	$16,490	$27,957	$74,887
Total assets	$19,570	$18,944	$30,113	$53,569	$115,666
Long-term obligations, net of current portion	$379	$375	$—	$5,431	$3,087
Shareholders’ equity	$11,463	$12,734	$19,338	$32,634	$98,821

(1)	For further discussion of loss per share, see Notes 1 and 14 of Item 8 of Part II, “Financial Statements and Supplementary Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business — Forward-Looking Statements” and Item 1A of Part I, “Risk Factors.”
Overview
      We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 5.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm for Pocket PC and Smartphone.
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
      Until 2004, we were also in the business of manufacturing and distributing our own proprietary hardware device, called the Power Handheld, which was sold to telecommunication carriers. During the second quarter of 2004, we decided to discontinue this hardware business and end the manufacturing of the device.
Critical Accounting Judgments
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data  — Note 1 — Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      We recognize revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (PCS). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (VSOE) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.
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

Allowance for Doubtful Accounts
      Our accounts receivable balances are net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectibility of our accounts receivable and record an allowance for doubtful accounts. We consider many factors when making this estimate, including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history, when evaluating the adequacy of the allowance for doubtful accounts. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

Taxes
      As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability based on our valuation estimates. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. Additionally, because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of resulting withholding taxes.
      Additionally, in the second quarter of 2005, we became aware that certain amounts remitted from our Taiwan subsidiary might be subject to withholding tax at 20% of the amount remitted. We are currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that we submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with tax advisors, we believe that we will be granted such exemptions and, in fact, received all but three withholding exemption approvals from the Taiwan tax authority. However, there is no assurance that exemptions will be granted covering the remaining customer contracts for which we are seeking exemption. If we do not receive the remaining exemptions, we could be obligated to pay an aggregate of $261,000 in withholding tax, plus related interest and penalties. Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Results of Operations
      The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of
	Total Revenue Year
	Ended December 31,

	2005	2004	2003

Consolidated Statements of Operations Data:
Revenue:
Software	73%	73%	75%
Service	27	27	25

Total revenue	100	100	100

Cost of revenue:
Software	58	56	57
Service	19	21	26

Total cost of revenue	77	77	83

Gross profit	23	23	17
Operating expenses:
Selling, general and administrative	22	24	34
Research and development	5	2	5
Impairment of goodwill and other intangible assets	—	—	1
Restructuring and other related credits	—	—	(8)

Total operating expenses	27	26	32

Loss from operations	(4)%	(3)%	(15)%

Comparison of the Years Ended December 31, 2005, 2004 and 2003

Revenue
      Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the resale of third-party software, sales of our own proprietary software products and royalties from our software development tool products, debugging tools and applications and smart device reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, and fees for customer training.
      Total revenue was $42.9 million in 2005 and $38.9 million in 2004, representing an increase of $4 million or 10%. This increase was due to higher sales of software and professional engineering services discussed further below. A significant portion of our total revenue in 2004 was attributable to Cardinal Healthcare Systems (Cardinal), which accounted for 19% of our total revenue. In 2005, Cardinal represented $831,000, or 2%, of total revenue. In the second quarter of 2005, Cardinal began purchasing from a competitor and discontinued purchasing from us.
      Total revenue was $38.9 million in 2004 and $37.5 million in 2003, representing an increase of $1.4 million or 4%. This increase was primarily due to increased service revenue discussed further below. Cardinal accounted for $7.4 million, or 19%, of total revenue in 2004 and $6.5 million, or 17%, of total revenue in 2003.
      Revenue from customers located outside of the United States includes revenue attributable to our foreign operations, as well as services delivered to foreign customers from our operations located in the

United States. We currently have international operations in Taipei, Taiwan and Tokyo, Japan. In the fourth quarter of 2003, we closed our Japan operations, but have recently re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005. Revenue from customers located outside of the United States was $3.8 million in 2005 and $4.8 million in 2004, representing a decrease of $1 million or 20%. This decrease was primarily due to a continued decrease in engineering projects in Asia.
      Revenue from customers located outside of the United States was $4.8 million in 2004 and $5.9 million in 2003, representing a decrease of $1.1 million or 19%. This decrease in international revenue was primarily due to a decrease in the number and size of software service projects with international customers, most notably those associated with our previously-closed Japan operation. We made the decision to close our then-existing Japan operation in the fourth quarter of 2003, but have re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005, to rebuild our ability to sell our products and services there during 2006. Total revenue attributable to our Japan operation was zero in 2005, $80,000 in 2004 and $1.4 million in 2003.

Software revenue
      Software revenue for 2005, 2004 and 2003 is presented below (in thousands):

	Year Ended December 31,

	2005	2004	2003

Software revenue:
Third-party software	$28,561	$25,663	$25,200
BSQUARE proprietary software	2,649	2,701	2,963

Total software revenue	$31,210	$28,364	$28,163

Software revenue as a percentage of total revenue	73%	73%	75%

Third-party software revenue as a percentage of total software revenue	92%	90%	89%

      The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue is attributable to sales of our SDIO Now! software product.
      Software revenue was $31.2 million in 2005 and $28.4 million in 2004, representing an increase of $2.8 million or 10%. Excluding sales to Cardinal of $831,000 in 2005 and $7.4 million in 2004, software sales to customers other than Cardinal increased $9.4 million or 45% from 2004. This increase was due to third-party software sales growth within our top-10 accounts, increases in new account revenue, higher per account revenue for non-top-10 accounts and an increase in customer referral revenue beginning in the fourth quarter of 2005. Effective October 1, 2005, we entered into a relationship with a third party and obtained its customer list. Under this relationship, we pay a referral fee on the gross margin generated from these customers through September 30, 2006. Revenue related to our SDIO Now! software product was $1.5 million in 2005 and $1.8 million in 2004. This decrease was due to a lower number of new customer toolkit licenses.
      Software revenue was $28.4 million in 2004 and $28.2 million in 2003, representing an increase of $200,000 or 1%. A small increase in sales of third-party software was offset by a small decrease in proprietary software revenue due to the discontinuance of several unprofitable products in 2003. Revenue related to our SDIO Now! software product was $1.8 million in 2004 and $1.6 million in 2003. Cardinal Healthcare Systems accounted for 26% of our software revenue in 2004 and 23% of software revenue in 2003.

Service revenue
      Service revenue for 2005, 2004 and 2003 is presented below (in thousands):

	Year Ended December 31,

	2005	2004	2003

Total service revenue	$11,713	$10,556	$9,379

Service revenue as a percentage of total revenue	27%	27%	25%

Revenue from discontinued Microsoft tools consulting	$167	$460	$974

      Service revenue was $11.7 million in 2005 and $10.6 million in 2004, representing an increase of $1.1 million or 11%. This increase was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. The realized rate per hour was up 14% from 2004, while billable hours remained relatively flat.
      Service revenue was $10.6 million in 2004 and $9.4 million in 2003, representing an increase of $1.2 million or 13%. This increase was due primarily to improvements in pricing and contract management as well as an increased number of service projects delivered during the year, offset by a decrease in the now discontinued Microsoft tools consulting revenue.

Gross profit
      Gross profit is revenue less the cost of revenue. Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, plus related facilities and depreciation costs.
      The following table outlines software, services and total gross profit (in thousands):

	Year Ended December 31,

	2005	2004	2003

Software gross profit	$6,531	$6,471	$6,762
As a percentage of software revenue	21%	23%	24%
Service gross profit (loss)	$3,353	$2,579	$(361)
As a percentage of service revenue	29%	24%	(4)%
Total gross profit	$9,884	$9,050	$6,401
As a percentage of total revenue	23%	23%	17%

Software gross profit
      Software gross profit was 21% in 2005, 23% in 2004 and 24% in 2003. The decreases in software gross profit percentage is primarily due to the increase in low margin third-party software revenue as a percentage of total software revenue. Third-party software revenue typically generates a much lower profit margin than our proprietary software whereas our proprietary software revenue has traditionally generated near 100% gross margins. The third-party software gross profit percentage was 14.0% in 2005, 14.7% in 2004 and 15.2% in 2003. The market for the resale of Microsoft Embedded operating systems has become increasingly competitive over the last several years which has contributed to the decline in the third-party software margin percentages noted previously. We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, software gross profit is likely to remain relatively low in the foreseeable future. We expect third-party software gross profit percentage to remain approximately 14% for the first half of 2006. In March 2005, we were notified by Cardinal, our largest customer in 2004 as measured in revenue, that they would begin purchasing from one of our competitors and discontinue purchasing from us no later than the second quarter of 2005. Cardinal represented less than 1%, or $58,000, of software gross profit in 2005 and 7%, or $590,000, in 2004.

Service gross profit (loss)
      Service gross profit (loss) was 29% in 2005, 24% in 2004 and (4)% in 2003. The overall improvements in gross profit is attributable to increased service revenue, improved resource utilization, pricing and contract management. Until the end of the second quarter of 2005, we generally employed more service engineering personnel than near-term service engineering demands dictated such that as revenue levels increased in 2004 and the first half of 2005, the service gross profit margin increased accordingly. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed such that as service revenue levels increased in 2004 and 2005, service gross profit margin increased due to fixed costs being spread over a larger revenue base. Further, our overall facilities and related costs decreased in 2004 as compared to 2003 due to our facilities restructuring initiatives, which improved service gross profit margin in 2004 as compared to 2003. Facilities and related allocations represented approximately 10% of total service cost of goods sold in 2005 and 2004.
Operating expenses

Selling, general and administrative
      Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services (e.g., legal and audit).
      Selling, general and administrative expenses were $9.5 million in 2005 and $9.2 million in 2004, representing an increase of $328,000 or 4%. Selling, general and administrative expenses represented 22% of our total revenue in 2005 and 24% in 2004. Total selling, general and administrative expenses increased due to bad debt expense of $399,000 related to a customer contract dispute, higher facilities and related costs, higher personnel costs, higher recruiting costs to support increased hiring, partially offset by lower marketing costs, lower commissions and the audit settlement costs of $310,000 recognized in 2004 related to our OEM Distribution Agreement with Microsoft.
      Selling, general and administrative expenses were $9.2 million in 2004 and $12.6 million in 2003, representing a decrease of $3.4 million or 27%. Selling, general and administrative expenses represented 24% of our total revenue in 2004 and 34% in 2003. These decreases were due primarily to restructuring steps that reduced personnel, facilities, professional fees and other costs. The decrease was slightly offset by audit settlement costs of $310,000 recognized in 2004 related to our OEM Distribution Agreement with Microsoft.

Research and development
      Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the hardware business unit, which are included in discontinued operations.
      Research and development expenses were $2.0 million in 2005 and $855,000 in 2004, representing an increase of $1.1 million or 128%. Research and development expenses represented 5% of our total revenue in 2005 and 2% in 2004. During 2005, we increased our level of research and development significantly in conjunction with the SDIO Now! version releases mentioned previously as well as the initiation of our PMP and other reference design development efforts. The increase was specifically attributable to increased payroll and related expenses resulting from headcount growth as well as increased allocated expenses where service engineering personnel were contributing to the product development effort. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives during 2006.
      Research and development expenses were $855,000 in 2004 and $1.8 million in 2003, representing a decrease of $913,000 or 52%. Research and development expenses represented 2% of our total revenue in 2004 and 5% in 2003. This decrease was due to reductions made in the first half of 2003 in our developer workforce targeting proprietary software products as well as reductions in our facilities costs. Specifically, we terminated a number of unprofitable proprietary products and associated development efforts in 2003 and, consequently, terminated a number of development personnel. In the third quarter of 2004, we began increasing our research and development workforce coinciding with our increased focus on proprietary products initiatives.

Restructuring and related charges (credits)
      Restructuring and other related charges (credits) represent expenses and credits incurred to reduce our overall operating costs. Restructuring and impairment charges (credits) included in loss from continuing operations include the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Employee separation	$—	$—	$461
Excess facilities	—	—	328
Change in estimate due to effect of lease termination agreements	—	—	(4,506)
Impairment of assets	—	30	—
Other charges	—	10	757

Total restructuring and related charges (credits)	$—	$40	$(2,960)

      At December 31, 2004, there were no remaining restructure-related liabilities.
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
      In June 2003, we negotiated a termination of our Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 in the second quarter of 2003, and the issuance of a warrant to purchase up to 400,000 shares of our common stock at a price of $1.14 per share. The warrant value was estimated at $332,000 using the Black-Scholes-Merton option-pricing model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% and a contractual life of five years. During the third quarter of 2003, we finalized negotiations for the termination of our San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 in July 2003. In addition, we agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These lease termination arrangements resulted in a decrease to the estimate of our obligation for future minimum lease payments of $3.5 million.
      In the fourth quarter of 2003, we decided to close our Japan office. Consequently, we recognized a restructuring charge of $412,000, of which $86,000 related to severance for all remaining employees, $42,000 was associated with remaining lease payments on the excess facility, $140,000 related to the impairment of fixed assets, and $144,000 was for other related charges.

      In addition to the reductions in our Japan office, we announced two company-wide reductions in 2003 totaling 30 employees, approximately 15% of our remaining workforce. In connection with these headcount reductions, we paid approximately $375,000 in severance and other benefits in 2003.

Interest and other income, net
      Interest and other income, net, consists of interest earnings on our cash, cash equivalents and short-term investments, as well as adjustments made to the carrying value of cost-based investments. Interest and other income, net, was $287,000 in 2005 and $237,000 in 2004, representing an increase of $50,000, or 21%, with the increase attributable to generally higher prevailing interest rates in 2005 as compared to 2004.
      Interest and other income, net, was $237,000 in 2004 and $1.1 million in 2003, representing a decrease of $822,000, or 78%. This decrease was primarily due to the sale of investments for a gain of $627,000 in 2003 as well as lower interest income generated in 2004 as a result of lower average cash, cash equivalent and short-term investment balances due to our use of cash in operations.

Taxes
      Federal, state and foreign income taxes resulted in a provision of $14,000 in 2005, $11,000 in 2004 and $75,000 in 2003, yielding an effective rate of (1.1%) in 2005, (.2%) in 2004 and (.5%) in 2003. The tax provision in all three years related to foreign taxes.
      We provided full valuation allowances on deferred tax assets during 2005, 2004 and 2003 because of uncertainty regarding their realizability. The increase in the valuation allowance on our deferred tax assets was $360,000 in 2005, $3.2 million in 2004 and $411,000 in 2003. At December 31, 2005 we had approximately $66.3 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2021. In addition, we have $8.2 million of capital loss carryforwards, which expire in 2008.
      Additionally, in the second quarter of 2005, we became aware that certain amounts remitted from the Taiwan subsidiary to the U.S. parent company might be subject to withholding tax at 20% of the amount remitted. We are currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that we submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with tax advisors, we believe that we will be granted such exemptions and, in fact, received all but three withholding exemption approvals from the Taiwan tax authority. However, there is no assurance that exemptions will be granted covering the remaining customer contracts for which we are seeking exemption. If we do not receive the remaining exemptions, we could be obligated to pay an aggregate of $261,000 in withholding tax, plus related interest and penalties. Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Loss from discontinued operations
      During the second quarter of 2004, we decided to discontinue our hardware business and, consequently, the results of those operations have been accounted for and presented as a discontinued operation. A reconciliation of the loss from discontinued operations for 2005, 2004 and 2003 is presented below (in thousands):

	Year Ended December 31,

	2005	2004	2003

Hardware revenue	$—	$890	$73
Cost of hardware revenue	—	3,138	63

Gross profit (loss)	—	(2,248)	10
Operating expenses	—	2,272	8,926
Amortization of intangible assets	—	267	533
Restructuring and related charges	—	312	—
Impairment of assets	—	1,157	—

Loss from discontinued operations	$—	$(6,256)	$(9,499)

      Included in cost of hardware revenue in 2004 is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000 in 2004 and $918,000 in 2003 related to corporate allocations.
      Restructuring and related charges included in loss from discontinued operations include the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Employee separation	$—	$194	$—
Impairment of assets	—	1,157	—
Other charges	—	118	—

Total restructuring and impairment charges	$—	$1,469	$—

      During the first quarter of 2004, we eliminated ten positions in the hardware business unit, representing 7% of our then remaining workforce. We incurred severance of $79,000 and $10,000 of related charges.
      As a result of our decision to discontinue our hardware business, we recorded a $1.5 million charge in the second quarter of 2004, of which $608,000 related to the impairment of tooling, $585,000 related to the impairment of software licenses used in the device, $120,000 related to severance for eight employees terminated, representing 7% of our then remaining workforce, and $162,000 related to other charges.
Liquidity and Capital Resources
      As of December 31, 2005, we had $10.7 million of cash, cash equivalents, short-term investments and restricted cash compared to $12.9 million at December 31, 2004. Specifically, we had $9.5 million of unrestricted cash, cash equivalents, and short-term investments and $1.2 million of restricted cash at December 31, 2005. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at December 31, 2005 was $9.5 million compared to $11.1 million at December 31, 2004, with the decrease resulting primarily from a decline in overall cash, cash equivalents, and short-term investments balances used to fund operating losses.
      During 2005, net cash used in operating activities was $1.6 million, primarily attributable to our net loss of $1.3 million.

      During 2004, net cash used in operating activities was $1.9 million, primarily attributable to our net loss of $7.1 million. The use of cash attributable to our net loss was largely offset by a $3.1 million non-cash impairment charge related to the discontinuance of our hardware business unit and a $2.7 million decrease in restricted cash related to planned reductions in letters of credit supporting our former corporate headquarters facility lease.
      During 2003, net cash used in operating activities was $16.5 million, primarily due to our net loss of $14.0 million, the use of $1.6 million for the purchase of assets related to our discontinued hardware business unit and $6.3 million for payment of obligations resulting from our restructuring activities, offset by receipts in the second quarter of 2003 of $2.8 million from the refund of prior years’ income taxes and $1.5 million from the settlement of a legal dispute.
      Investing activities provided cash of $4.3 million in 2005, $648,000 in 2004 and $10.9 million in 2003. Investing activities in 2005 included $5.0 million provided by maturities of short-term investments, offset by $500,000 of net cash used in the acquisition of certain assets of Vibren Technologies in the second quarter of 2005 and $226,000 used for capital equipment purchases. Investing activities in 2004 included $1.3 million provided by maturities of short-term investments and $776,000 in capital expenditures primarily related to the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters in the second and third quarters of 2004. Investing activities in 2003 included $10.3 million provided by maturities of short-term investments and proceeds of $759,000, resulting from the sale of an investment, offset by $249,000 used for capital equipment purchases.
      Financing activities provided cash of $26,000 in 2005, $461,000 in 2004 and $268,000 in 2003 as a result of employees’ exercise of stock options.
Tabular Disclosure of Contractual Obligations
      We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31:

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	912	905	930	853	926	3,863	8,389
Purchase obligations	58	—	—	—	—	—	58
Other long-term obligations	—	—	—	—	—	—	—

Total	$970	$905	$930	$853	$926	$3,863	$8,447

      In addition to these lease obligations, we have the following future or potential cash commitment:

•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $2.1 million at December 31, 2005. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.
Related Party Transactions
      During the second quarter of 2003, we hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, we incurred approximately $355,000 of consulting fees in 2003.
      In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new consulting agreement with him. Under this agreement, Mr. Bibeault provides us onsite consulting services. We incurred expenses of approximately $138,000 in 2005, $158,000 in 2004 and $115,000 in 2003 under this consulting agreement. Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006 for calendar year companies. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt Statement No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
      The two transition methods include a modified prospective and a modified retrospective adoption option. The modified prospective adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS No. 123R. The modified retrospective adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
      We expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. Effective January 1, 2006, we will adopt the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods will not be restated. We have completed a preliminary evaluation of the impact of adopting SFAS No. 123R and estimate that it will result in share-based payment expense between $600,000 and $800,000 for the year ending December 31, 2006. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, actual option grant activity during the year ending December 31, 2006, the market value of our common stock on the date future options are granted, and the assumed award forfeiture rate. As a result, stock-based compensation charges may differ significantly from our current estimates.
      In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“Issue 05-6”). Issue 05-6 provides that the amortization period for the leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. We do not expect the adoption of Issue 05-6 will have a material effect on our financial position or results of operations.
      In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective beginning our first quarter of fiscal 2006. Although we will continue to monitor the application of FAS 115-1 and FAS 124-1, we do not expect the adoption of FAS 115-1 and FAS 124-1 will have a material effect on our financial position or results of operations.

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
      The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2005 and 2004. This table does not include cash equivalents or money market funds, as those funds are not subject to market risk.

	Maturing in

	Three Months	Three Months		Fair
	or Less	to One Year	Total	Value

	(Dollars in thousands)
As of December 31, 2005
Included in short-term investments	$1,800	$—	$1,800	$1,800
Weighted average interest rate	4.39%	—	—	—
As of December 31, 2004
Included in short-term investments	$650	$6,150	$6,800	$6,800
Weighted average interest rate	2.42%	1.8%
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
      Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and regulations and other regulations and restrictions. Accordingly, our future results could be impacted by changes in these or other factors.
      Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the year ended December 31, 2005 was not material.

Item 8.	Financial Statements and Supplementary Data.
BSQUARE CORPORATION

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of BSQUARE Corporation
      We have audited the accompanying consolidated balance sheets of BSQUARE Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Seattle, Washington
February 24, 2006

BSQUARE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,694	$4,943
Short-term investments	1,800	6,800
Accounts receivable, net of allowance for doubtful accounts of $687 in 2005 and $222 in 2004	7,296	4,841
Prepaid expenses and other current assets	440	376

Total current assets	17,230	16,960
Equipment, furniture and leasehold improvements, net	792	784
Intangible assets, net	304	—
Restricted cash	1,200	1,200
Other non-current assets	44	—

Total assets	$19,570	$18,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,662	$1,340
Other accrued expenses	3,298	2,693
Accrued compensation	964	878
Accrued legal fees	534	534
Deferred revenue	270	390

Total current liabilities	7,728	5,835
Deferred rent	379	375
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,553,566 shares issued and outstanding at December 31, 2005 and 9,533,082 shares issued and outstanding at December 31, 2004	118,393	118,350
Accumulated other comprehensive loss	(423)	(406)
Accumulated deficit	(106,507)	(105,210)

Total shareholders’ equity	11,463	12,734

Total liabilities and shareholders’ equity	$19,570	$18,944

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands,
	except per share amounts)
Revenue:
Software	$31,210	$28,364	$28,163
Service	11,713	10,556	9,379

Total revenue	42,923	38,920	37,542

Cost of revenue:
Software	24,679	21,893	21,401
Service	8,360	7,977	9,740

Total cost of revenue	33,039	29,870	31,141

Gross profit	9,884	9,050	6,401

Operating expenses:
Selling, general and administrative	9,504	9,176	12,609
Research and development	1,950	855	1,768
Amortization of intangible assets	—	—	50
Impairment of goodwill and other intangible assets	—	—	453
Restructuring and other related charges (credits)	—	40	(2,960)

Total operating expenses	11,454	10,071	11,920

Loss from operations	(1,570)	(1,021)	(5,519)
Interest and other income, net	287	237	1,059

Loss from continuing operations before income taxes	(1,283)	(784)	(4,460)
Income tax provision	(14)	(11)	(75)

Loss from continuing operations	(1,297)	(795)	(4,535)
Loss from discontinued operations	—	(6,256)	(9,449)

Net loss	$(1,297)	$(7,051)	$(13,984)

Basic and diluted loss per share:
Loss from continuing operations	$(0.14)	$(0.08)	$(0.49)
Loss from discontinued operations	(0.00)	(0.66)	(1.01)

Basic and diluted loss per share	$(0.14)	$(0.74)	$(1.50)

Shares used in calculation of basic and diluted loss per share	9,541	9,464	9,318

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Preferred Stock		Common Stock		Deferred	Other		Total
					Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Loss	Deficit	Equity

	(In thousands, except share amounts)
Balance, January 1, 2003	—	—	9,241,956	$117,149	$(15)	$(325)	$(84,175)	$32,634
Net loss	—	—	—	—	—	—	(13,984)	(13,984)
Foreign currency translation adjustment	—	—	—	—	—	(67)	—	(67)

Comprehensive loss								(14,051)
Exercise of stock options	—	—	99,422	268	—	—	—	268
Stock-based compensation	—	—	—	—	15	—	—	15
Issuance of common stock warrant	—	—	—	332	—	—	—	332
Issuance of common stock for earnout provision	—	—	1,675	5	—	—	—	5
Shares issued related to the Purchase of Infogation Corporation	—	—	32,440	135	—	—	—	135

Balance, December 31, 2003	—	—	9,375,493	117,889	—	(392)	(98,159)	19,338
Net loss	—	—	—	—	—	—	(7,051)	(7,051)
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	(14)

Comprehensive loss								(7,065)
Exercise of stock options	—	—	157,589	461	—	—	—	461

Balance, December 31, 2004	—	—	9,533,082	118,350	—	(406)	(105,210)	12,734
Net loss	—	—	—	—	—	—	(1,297)	(1,297)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)

Comprehensive loss								(1,314)
Exercise of stock options	—	—	20,484	26	—	—	—	26
Stock-based compensation	—	—	—	17	—	—	—	17

Balance, December 31, 2005	—	$—	9,553,566	$118,393	$—	$(423)	$(106,507)	$11,463

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(1,297)	$(7,051)	$(13,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	584	1,492
Stock-based compensation	17	—	—
Write down of investments	—	—	78
Impairment and restructuring charges of discontinued operations	—	3,069	—
Decrease (increase) of assets of discontinued operations	—	781	(1,639)
Restructuring and other related charges (credits)	—	40	(2,960)
Gain on sale of investments	—	—	(627)
Impairment of goodwill and other intangible assets	—	—	453
Other	—	(37)	53
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Restricted cash	—	2,706	1,734
Accounts receivable, net	(2,465)	1,422	231
Income tax receivable	—	—	2,779
Prepaid expenses and other current assets	4	309	640
Other assets	(45)	532	2,000
Accounts payable and accrued expenses	1,979	(3,826)	(6,254)
Deferred revenue	(118)	(756)	(474)
Deferred rent	4	375	—

Net cash used in operating activities	(1,542)	(1,852)	(16,478)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(226)	(776)	(249)
Maturity of short-term investments, net	5,000	1,339	10,305
Acquisition of Vibren assets	(500)	—	—
Proceeds from the disposal of equipment	—	85	121
Sale of investments	—	—	759

Net cash provided by investing activities	4,274	648	10,936

Cash flows from financing activities:
Proceeds from exercise of stock options	26	461	268

Net cash provided by financing activities	26	461	268

Effect of exchange rate changes on cash	(7)	(14)	(67)

Net increase (decrease) in cash and cash equivalents	2,751	(757)	(5,341)
Cash and cash equivalents, beginning of year	4,943	5,700	11,041

Cash and cash equivalents, end of year	$7,694	$4,943	$5,700

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business
      BSQUARE Corporation (BSQUARE), a Washington corporation, and its subsidiaries (collectively, the Company) provides software and professional engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones.
      The Company’s software and engineering services are focused on devices running versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm for Pocket PC and Smartphone.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, assessing the collectibility of accounts receivable, the adequacy of the allowance for doubtful accounts, the realization of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Restricted Cash
      Restricted cash represents deposits held at a financial institution as security for an outstanding letter of credit expiring through 2014 related to the Company’s headquarters lease obligation.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments
      The Company’s short-term investments consist primarily of investment-grade marketable securities, which are classified as held-to-maturity and recorded at amortized cost, which approximates fair value. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on their fair value.

Financial Instruments and Concentrations of Risk
      The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value based on their liquidity or short-term nature.

Allowance for Doubtful Accounts
      The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company estimates the collectibility of our accounts receivable and records an allowance for doubtful accounts. The Company considers many factors when making this estimate, including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

Furniture, Equipment and Leasehold Improvements
      Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over estimated useful lives:

Computer equipment and system software	3 years
Office furniture and equipment	3-5 years
      Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives. Maintenance and repairs costs are expensed as incurred. When properties are retired or otherwise disposed of, gains or losses are reflected in the statement of operations. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Acquired Intangible Assets
      Acquired intangible assets are recognized and measured based on fair value, which was computed by discounting the present value of the estimated net cash flows at a rate of 20%. The Company computes amortization on the straight-line method over the asset’s estimated useful life, which the Company has estimated to be two years. Intangible assets are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Software Development Costs
      Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development
      Research and development costs are expensed as incurred.

Advertising Costs
      All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $10,000 in 2005, $7,000 in 2004 and $5,000 in 2003.

Stock-Based Compensation
      The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based-Compensation — Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using a fair value option pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest.
      Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, on a graded vesting basis, over the vesting period of the underlying option.
      Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted average assumptions:

	Year Ended December 31,

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected life	4 years	4 years	4 years
Expected volatility	99%	140%	175%
Risk-free interest rate	4.1%	3.1%	2.5%

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized ratably to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its employee stock options under the provisions of SFAS No. 123 (in thousands, except for per share data):

	Year Ended December 31,

	2005	2004	2003

Net loss, as reported	$(1,297)	$(7,051)	$(13,984)
Stock-based employee compensation recognized under APB No. 25	—	—	15
Employee compensation expense under SFAS No. 123	(848)	(1,592)	(586)

Pro forma net loss	$(2,145)	$(8,643)	$(14,555)

Basic and diluted loss per share, as reported	$(0.14)	$(0.74)	$(1.50)

Pro forma basic and diluted loss per share	$(0.22)	$(0.91)	$(1.56)

Shares used to calculate pro forma basic and diluted loss per share	9,541	9,464	9,318

Income Taxes
      The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for on the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Revenue Recognition
      The Company recognizes revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the selling price is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      The Company recognizes revenue upon shipment provided that no significant obligations remain on its part. The Company also enters into arrangements in which a customer purchases a combination of

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including employee stock options, to be recognized in the financial statements based on their fair values beginning January 1, 2006 for calendar year companies. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt Statement No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
      The two transition methods include a modified prospective and a modified retrospective adoption option. The modified prospective adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first quarter of adoption of SFAS No. 123R. The modified retrospective adoption method requires that compensation expense be recorded for all unvested stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
      The Company expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. Effective January 1, 2006, the Company will adopt the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods will not be restated. The Company has completed a preliminary evaluation of the impact of adopting SFAS No. 123R and estimate that it will result in share-based payment expense between $600,000 and $800,000 for the year ending December 31, 2006. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, actual option grant activity during the year ending December 31, 2006, the market value of its common stock on the date future options are granted, and the assumed award forfeiture rate. As a result, stock-based compensation charges may differ significantly from the current estimates.
      In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“Issue 05-6”). Issue 05-6 provides that the amortization period for the leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of: (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the first quarter of fiscal 2006. The Company does not expect the adoption of Issue 05-6 will have a material effect on its financial position or results of operations.
      In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective beginning the first quarter of fiscal 2006. Although the Company will continue to monitor the application of FAS 115-1 and FAS 124-1, the Company does not expect the adoption of FAS 115-1 and FAS 124-1 will have a material effect on its financial position or results of operations.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Cash, Cash Equivalents, Short-Term Investments and Restricted Cash
      The Company’s cash, cash equivalents, short-term investments and restricted cash consist of the following (in thousands):

	December 31,

	2005	2004

Cash and equivalents:
Money market funds	$6,348	$4,353
Cash	1,346	590

	$7,694	$4,943

Short-term investments:
Municipal securities	$1,800	$2,800
Commercial time deposits	—	4,000

	$1,800	$6,800

Restricted cash:
Commercial time deposits	$1,200	$1,200

3.	Equipment, Furniture and Leasehold Improvements
      Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,

	2005	2004

Computer equipment and software	$2,344	$2,291
Office furniture and equipment	1,041	1,036
Leasehold improvements	524	728

	3,909	4,055
Less: accumulated depreciation and amortization	(3,117)	(3,271)

	$792	$784

      Depreciation and amortization expense was $277,000 in 2005, $584,000 in 2004 and $1.4 million in 2003. The Company wrote off $431,000 of fully depreciated assets in 2005.

4.	Asset Purchase
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

      Tangible assets were valued at estimated replacement cost while intangible assets were valued by discounting the present value of the estimated net cash flows at a rate of 20%. The amortization period of the acquired technology is two years.

5.	Intangible Assets
      Intangible assets relate to technology acquired in the Vibren acquisition in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of December 31, 2005. The accumulated amortization of these assets was $102,000 and the net book value was $304,000.
      Amortization expense was $102,000 for 2005 and is expected to be $203,000 in 2006 and $101,000 in 2007.

6.	Income Taxes
      The income tax provision is attributable to income and withholding taxes and was $14,000 in 2005, $11,000 in 2004 and $75,000 in 2003. The components of net deferred tax assets consist of the following:

	December 31,

	2005	2004

Deferred income tax assets:
Depreciation and amortization	$1,915	$2,076
Accrued expenses and reserves	744	880
Net operating loss carryforwards	22,589	21,938
Capital loss carryforwards	2,773	2,773
Research and development credit carryforwards	2,010	2,004
Other	154	154
Deferred tax asset valuation allowance	(30,185)	(29,825)

	$—	$—

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,

	2005	2004	2003

Taxes at the U.S. statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Increase in valuation allowance	(28.1)	(37.3)	(25.6)
Research and development tax credit	0.5	—	1.5
International operations	1.7	(0.2)	(0.5)
Rate change	—	—	(5.2)
Other, net	(9.2)	3.3	(4.7)

	(1.1)%	(0.2)%	(0.5)%

      The Company has provided a full valuation allowance on deferred tax assets during 2005, 2004 and 2003 because of the uncertainty regarding their realizability. The valuation allowance increased $360,000 in 2005, $3.2 million in 2004, and $411,000 in 2003. At December 31, 2005, the Company had approximately $66.4 million of net operating loss carryforwards and $2.2 million of tax credit carryforwards, which begin to expire in 2021. In addition, the Company has $8.2 million of capital loss carryforwards, which expire in 2008.
      Additionally, in the second quarter of 2005, the Company became aware that certain amounts remitted from its Taiwan subsidiary might be subject to withholding tax at 20% of the amount remitted. The Company is currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that the Company submits certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with tax advisors, the Company believes that it will be granted such exemptions and, in fact, received all but three withholding exemption approvals from the Taiwan tax authority. However, there is no assurance that exemptions will be granted covering the remaining customer contracts for which it is seeking exemption. If the Company does not receive the remaining exemptions, it could be obligated to pay an aggregate of $261,000 in withholding tax, plus related interest and penalties. Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with its Taiwan subsidiary.

7.	Commitments and Contingencies

Contractual Commitments
      The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan. The company leases office space in Akron, Ohio on a month-to-month basis.
      In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, in the event the Company was to default under its new corporate

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment for were $2.1 million at December 31, 2005. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.
      Rent expense was $839,000 in 2005, $472,000 in 2004 and $2.6 million in 2003.
      As of December 31, 2005, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.
      Contractual commitments at December 31, 2005 were as follows (in thousands):

Operating leases:
2006	$912
2007	905
2008	930
2009	853
2010	926
Thereafter	3,863

Total commitments	$8,389

Legal Proceedings

IPO Litigation
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
      The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case. The

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

Customer Litigation
      The Company is currently in dispute with a former customer regarding payment of amounts due for a contract under which the Company provided professional engineering services. The Company recognized service revenue of $615,000 from this former customer during the six months ended June 30, 2005 and zero for the remainder of the year. The Company has an account receivable outstanding with this former customer of $475,000 as of December 31, 2005 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution during the mediation, and the Company filed a Complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. The Company has asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and the Company has reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an Answer and Counterclaim against the Company, denying the Company’s claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the former customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. The Company believes that it has fulfilled all of its contractual obligations under the services contract, that it is entitled to collect all amounts due under the contract, plus attorneys’ fees and costs, and that it will successfully defend the counterclaims against it. However, there can be no assurance that the court will ultimately rule in the Company’s favor, and it may, in fact, rule in favor of the former customer.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. A ruling in favor of the former customer, and/or the inability of the Company to recover its expenses could adversely affect the Company’s operating results.

8.	Shareholders’ Equity

Reverse Stock Split
      On October 5, 2005, the Board of Directors approved an amendment to the Company’s articles of incorporation to reduce the Company’s number of authorized shares of common stock from 150,000,000 to 37,500,000 and also approved a one-for-four reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective with respect to shareholders of record at the close of trading on October 6, 2005, and the Company’s common stock began trading as adjusted for the reverse stock split on October 7, 2005. As a result of the reverse stock split, each four shares of common stock were exchanged for one share of common stock and the total number of shares outstanding were reduced from approximately 38.2 million shares to approximately 9.5 million shares. The Company has retroactively adjusted all share information to reflect the reverse stock split in the accompanying financial statements and footnotes.

Common Stock Reserved for Future Issuance
      At December 31, 2005, the Company had the following shares of common stock reserved for future issuance:

Stock options granted	1,760,368
Stock options available for future grant	319,438
Warrants outstanding	100,000

2,179,806

Warrants
      In June 2003, as a result of a facilities restructuring settlement agreement, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.56 per share. The warrants were fully vested at the time of issuance and expire in June 2008. The warrants’ value was estimated at $332,000 using the Black-Scholes-Merton option pricing model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% and a contractual life of five years.

Stock Options
      In May 1997, the Company adopted the Amended and Restated Stock Option Plan (the Amended Plan). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under this program may only be granted to employees and directors of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(iii) 375,000 shares. The Amended Plan was further amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock.
      In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
      A summary of all stock option activity follows:

		Weighted Average

	Number of	Grant-Date	Exercise
	Shares	Fair Value	Price

Balance, January 1, 2003	1,435,523		$16.43
Granted at fair value	766,279	$5.16	5.16
Granted at above fair value	750	3.28	4.72
Exercised	(99,421)		2.69
Forfeited	(659,704)		20.15

Balance, December 31, 2003	1,443,427		9.69
Granted at fair value	794,233	2.59	2.59
Exercised	(157,589)		2.86
Forfeited	(412,513)		12.16
Expired	(2,500)		14.20

Balance, December 31, 2004	1,665,058		6.33
Granted at fair value	580,351	2.89	2.89
Exercised	(20,484)		1.29
Forfeited	(464,557)		8.24

Balance, December 31, 2005	1,760,368		4.75

      The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2005:

	Outstanding

				Exercisable
		Weighted Average
					Weighted
			Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
	Shares	Price	Life (in years)	Shares	Price

Range of exercise price:
$0.20 — $ 2.24	386,485	$1.87	8.38	168,949	$1.70
$2.25 — $ 2.88	422,655	2.46	8.50	168,973	2.61
$3.04 — $ 4.00	471,901	3.41	9.04	160,075	3.91
$4.16 — $ 6.47	377,314	5.57	7.80	278,512	5.53
$7.20 — $144.00	102,013	28.36	4.95	95,073	29.41

December 31, 2005	1,760,368	$4.75	8.26	871,582	$6.53

December 31, 2004	1,665,058	$6.33	8.52	679,633	$10.46

December 31, 2003	1,443,427	$9.69	8.54	543,493	$14.47

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan
      The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments and any applicable vesting upon retirement or termination, subject to a vesting schedule. The Company suspended matching contributions in September 2003. The contributions were reinstated in May 2004. The Company made matching contributions of $200,000 in 2005, $91,000 in 2004 and $235,000 in 2003.

10.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash paid for interest	$—	$—	$4
Cash refunded for income taxes	—	—	(2,779)
Common stock issued for acquisition of Infogation Corporation	—	—	135
Warrants issued pursuant to lease termination settlement	—	—	332
      All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

11.	Significant Customers
      The Company did not have any customers that accounted for at least 10% of revenue in 2005. Sales to Cardinal Healthcare Systems (Cardinal) represented 19% of revenue in 2004 and 17% in 2003. Substantially all of our sales to Cardinal were of Microsoft Embedded operating systems. Cardinal discontinued purchasing from the Company in the first quarter of 2005.

12.	Related Party Transactions
      During the second quarter of 2003, the Company hired Bibeault & Associates as turnaround consultants. Under this consulting arrangement, the Company incurred approximately $355,000 of consulting fees in 2003.
      In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a new consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company onsite consulting services. The Company incurred expenses of $138,000 in 2005, $158,000 in 2004 and $115,000 in 2003 under this consulting agreement. Effective June 2005, Mr. Bibeault’s monthly consulting compensation was reduced from $11,459 to $8,000.

13.	Geographic and Segment Information
      The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” In the second quarter of 2004, the Company made the decision to discontinue its hardware business unit. As a result, the Company now only has one operating segment, software and services delivered to smart device makers.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Year Ended December 31,

	2005	2004	2003

Total revenue:
North America	$40,600	$35,812	$34,040
Asia	2,261	2,887	3,170
Other foreign	62	221	332

Total revenue(1)	$42,923	$38,920	$37,542

	At December 31,

	2005	2004

Long-lived assets:
North America	$1,047	$761
Asia	49	23

Total long-lived assets	$1,096	$784

(1)	Revenue is attributed to countries based on location of customer invoiced.

14.	Loss Per Share
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share (in thousands except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net loss available to common shareholders (numerator basic and diluted)	$(1,297)	$(7,051)	$(13,984)

Shares (denominator basic and diluted):
Weighted average common shares outstanding(1)	9,541	9,464	9,318

Basic and diluted loss per share	$(0.14)	$(0.74)	$(1.50)

(1)	Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants and are excluded from the computation of diluted loss per share because their effect was antidilutive. The Company has excluded common equivalent shares of 1,860,368 in 2005, 1,765,058 in 2004 and 1,543,427 in 2003.

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Restructuring and Related Charges (Credit) and Discontinued Operations

Restructuring and Related Charges (Credit)
      Restructuring and related charges (credits) included in loss from continuing operations include the following (in thousands):

	For the Year Ended
	December 31,

	2005	2004	2003

Employee separation	$—	$—	$461
Excess facilities	—	—	328
Change in estimate due to effect of lease termination agreements	—	—	(4,506)
Impairment of assets	—	30	—
Other charges	—	10	757

Total restructuring and related charges (credits)	$—	$40	$(2,960)

      During 2003 the Company made significant progress in its efforts to mitigate excess facility commitments. The most significant mitigation was the restructuring of its corporate headquarters lease, which began with the signing of a Rent Deferral Agreement with the landlord of its corporate headquarters in December 2003. Subsequently, in February 2004, the Company signed an amendment to the lease for its then current corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the then current headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of the lease term. Similarly, the new corporate headquarters lease also provided that no cash payments were to be made during 2004. In previous quarters, the Company had recognized a restructuring charge for early lease termination fees and lease payments for excess space associated with its then corporate headquarters lease. As a result of these agreements, the associated remaining liability of $970,000, related to excess facilities, was reversed in the fourth quarter of 2003. At December 31, 2004, there were no remaining early lease termination fee obligations.
      In June 2003, the Company negotiated a termination of its Sunnyvale, California facility lease. This lease termination resulted in accelerated cash payments of approximately $698,000 in the second quarter of 2003 and the issuance of a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $4.56 per share. The warrant value was estimated at $332,000 using the Black-Scholes-Merton option pricing model with an expected dividend yield of 0.0%, a risk-free interest rate of 1.5%, volatility of 180% and an contractual life of five years. During the third quarter of 2003, the Company finalized negotiations for the termination of its San Diego, California facility lease, resulting in accelerated cash payments of approximately $300,000 in July 2003. In addition, the Company agreed to enter into a new lease with the landlord, at a reduced rate, for approximately 2,600 square feet through January 2005. These arrangements resulted in a decrease to the estimate of the Company’s obligation for future minimum lease payments of $3.5 million.
      In the fourth quarter of 2003, the Company decided to close its Japan office. Consequently, the Company recognized a restructuring charge of $412,000 in that quarter, of which $86,000 related to severance for all remaining employees, $42,000 was associated with remaining lease payments on the excess facility, $140,000 related to the impairment of fixed assets, and $144,000 was for other related charges.
      In addition to the reductions in its Japan office, the Company announced two company-wide reductions in workforce of 30 employees, approximately 15% of its remaining workforce. In connection

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with these headcount reductions, the Company paid approximately $375,000 in severance and other benefits in 2003.

Discontinued Operations
      The loss from discontinued operations is presented below (in thousands):

	Year Ended December 31,

	2005	2004	2003

Hardware revenue	$—	$890	$73
Cost of hardware revenue	—	3,138	63

Gross profit (loss)	—	(2,248)	10
Operating expenses	—	2,272	8,926
Amortization of intangible assets	—	267	533
Restructuring and related charges	—	312	—
Impairment of assets	—	1,157	—

Loss from discontinued operations	$—	$(6,256)	$(9,449)

      Included in cost of hardware revenue in 2004 is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000 in 2004 and $918,000 in 2003 related to corporate allocations, which are now allocated to continuing operations.
      Restructuring and impairment charges included in loss from discontinued operations include the following (in thousands):

	Year Ended
	December 31,

	2005	2004	2003

Employee separation	$—	$194	$—
Impairment of assets	—	1,157	—
Other charges	—	118	—

Total restructuring and impairment charges	$—	$1,469	$—

      During the first quarter of 2004, the Company eliminated ten positions in the hardware business, representing 7% of the Company’s then remaining workforce. The Company incurred severance of $79,000 and $10,000 of related charges.
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

BSQUARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information (Unaudited)
      Summarized quarterly financial information for 2005 and 2004 are as follows (in thousands except per share data):

2005 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$9,815	$10,316	$10,096	$12,696
Gross profit	1,908	2,525	2,254	3,197
Loss from operations(1)	(604)	(54)	(544)	(368)
Net loss	$(545)	$(37)	$(469)	$(246)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.05)	$(0.03)

2004 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$10,574	$8,847	$10,569	$8,930
Gross profit	2,414	2,216	2,303	2,117
Loss from operations	(254)	(701)	(50)	(16)
Income (loss) from continuing operations	(197)	(660)	39	23
Net income (loss)	$(2,207)	$(5,129)	$208	$77

Basic and diluted income (loss) per share	$(0.23)	$(0.54)	$0.02	$0.01

(1)	In the fourth quarter of 2005, the Company incurred bad debt expense of $399,000 related to an ongoing customer dispute.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
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
      There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Effective February 2, 2006, we amended the employment contract of Larry Stapleton, our Vice President, North American Sales. Under this amendment, Mr. Stapleton will be provided with a severance payment equal to four months of his salary if he is terminated without cause or does not have a permanent disability. This amendment was approved by the Compensation Committee of our Board of Directors.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item regarding our directors and executive officers is set forth in Part I of this report Item 1, “Business — Directors and Executive Officers” and is incorporated herein by this reference.
      The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
      The information required by this Item regarding our audit committee and audit committee financial expert is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance — Standing Committees and Attendance” and is incorporated herein by this reference.
      We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge upon written request to the attention of our Corporate Secretary by regular mail, email to investorrelations@bsquare.com, or facsimile at 425-519-5998. We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC.

Item 11.	Executive Compensation.
      The information required by this Item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.
      The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2006 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules
      1. Financial Statements.
      The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.”

A. Consolidated Balance Sheets at December 31, 2005 and 2004.

B. Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

C. Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

D. Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
      2. Financial Statement Schedules.
      The following financial statement schedule is filed as part of this report:

A. Schedule II — Valuation and Qualifying Accounts.
      Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)	Exhibits
      The exhibits listed in the accompanying Index to Exhibits on pages 74 to 77 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

By: /s/ Brian T. Crowley

Brian T. Crowley
President and Chief Executive Officer
Date: March 10, 2006

By: /s/ Scott C. Mahan

Scott C. Mahan
Vice President of Finance and
Chief Financial Officer
Date: March 10, 2006
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2006, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Brian T. Crowley Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Mahan Scott C. Mahan	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald B. Bibeault Donald B. Bibeault	Chairman of the Board

Signature	Title

/s/ Scot E. Land Scot E. Land	Director

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director

/s/ William D. Savoy William D. Savoy	Director

/s/ Kendra VanderMeulen Kendra VanderMeulen	Director

BSQUARE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Amounts	Balance at
Year Ended	of Period	Expenses	Accounts	Written Off	End of Period

	(In thousands)
December 31, 2005(1)	$222	$399	$86	$20	$687
December 31, 2004	$320	$59	$—	$157	$222
December 31, 2003	$860	$182	$—	$722	$320

(1)	In the fourth quarter of 2005, the Company incurred bad debt expense of $399,000 related to an ongoing customer dispute.

BSQUARE CORPORATION
INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation(1)

3	.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)

3	.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation(20)

3.2		Bylaws and all amendments thereto(14)

4.1		See Exhibits 3.1, 3.1(a), 3.1(b) and 3.2 for provisions defining the rights of the holders of common stock

4.2		Form of Warrant to purchase common stock(16)

10	.1++	Amended and Restated Stock Option Plan, as amended

10	.1(a)	1998 Mainbrace Stock Option Plan(3)

10	.1(b)	2000 Non-Qualified Stock Option Plan(4)

10	.1(c)	Infogation Corporation 1996 Stock Option Plan(12)

10	.1(d)	Infogation Corporation 2001 Stock Options/ Stock Issuance Plan(12)

10	.1(e)	Form of Stock Option Agreement (24)

10.2		Employee Stock Purchase Plan(1)

10	.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)

10.3		401(k) Plan(1)

10.4		Form of Indemnification Agreement(1)

10.6		Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)

10.7		Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)

10.8		First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)

10	.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)

10	.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)

10	.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)

10.10		Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)

10.11		Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)

10.12		Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)

10.13		Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)

10.14		Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)

10	.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)

10.15		Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)

10.16		Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)

Exhibit
Number		Description

10	.16(a)	Fifth Amendment to Office Lease Agreement between WA — Sunset North Bellevue LLC and BSQUARE Corporation(18)

10	.16(b)	Rent Deferral Agreement between WA — Sunset North Bellevue, L.L.C and BSQUARE Corporation(18)

10.17		Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002(14)

10	.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003(17)

10	.18(a)*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004(19)

10	.18(b)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2005(21)

10.19		Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation(18)

10.20		Employment Agreement between Scott C. Mahan and BSQUARE Corporation(18)

10.21		Employment Agreement between Carey E. Butler and BSQUARE Corporation(18)

10.22		Employment Offer Letter Agreement between Pawan Gupta and BSQUARE Corporation(24)

10.23		Employment Agreement between Brian T. Crowley and BSQUARE Corporation(22)

10.24		Asset Purchase Agreement between Vibren Technologies, Inc. and BSQUARE Corporation dated effective June 30, 2005(23)

10.25		Employment Offer letters, as amended, between Larry Stapleton and BSQUARE Corporation

21.1		Subsidiaries of the registrant

23.1		Consent of Independent Registered Public Accounting Firm

23	.2**	Notice Regarding Consent of Arthur Andersen LLP

24.1		Power of Attorney (included on signature page hereof)

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

**	Pursuant to Rule 437A promulgated under the Securities Act of 1933, no consent is filed herewith.

+	Confidential treatment requested.

++	Replaces previously filed exhibit.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001.

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

(14)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

(16)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(17)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

(18)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(19)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2004.

(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(21)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2005.

(23)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(24)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.