Form 10-Q
period 2006-03-31
BSQUARE CORP /WA
filed 2006-05-05
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of common stock outstanding as of April 28, 2006: 9,586,820

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,749	$7,694
Short-term investments	—	1,800
Accounts receivable, net of allowance for doubtful accounts of $691 at March 31, 2006 and $687 at December 31, 2005	6,269	7,296
Prepaid expenses and other current assets	433	440

Total current assets	16,451	17,230
Equipment, furniture and leasehold improvements, net	823	792
Intangible assets, net	254	304
Restricted cash	1,200	1,200
Other non-current assets	45	44

Total assets	$18,773	$19,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,299	$2,662
Other accrued expenses	3,388	3,298
Accrued compensation	1,120	964
Accrued legal fees	534	534
Deferred revenue	217	270

Total current liabilities	7,558	7,728
Deferred rent	374	379
Commitments and contingencies (Note 5) Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,580,774 shares issued and outstanding at March 31, 2006 and 9,553,566 shares issued and outstanding at December 31, 2005	118,603	118,393
Accumulated other comprehensive loss	(406)	(423)
Accumulated deficit	(107,356)	(106,507)

Total shareholders’ equity	10,841	11,463

Total liabilities and shareholders’ equity	$18,773	$19,570

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Revenue:
Software	$7,855	$7,452
Service	3,729	2,363

Total revenue	11,584	9,815

Cost of revenue:
Software	6,476	5,892
Service (1)	2,791	2,015

Total cost of revenue	9,267	7,907

Gross profit	2,317	1,908
Operating expenses:
Selling, general and administrative (1)	2,512	2,126
Research and development (1)	741	386

Total operating expenses	3,253	2,512

Loss from operations	(936)	(604)
Interest and other income	87	59

Net loss	$(849)	$(545)

Basic and diluted loss per share	$(0.09)	$(0.06)

Shares used in calculation of basic and diluted loss per share	9,564	9,535

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service.	$40	$—
Selling, general and administrative	97	—
Research and development.	17	—

Total stock-compensation expense.	$154	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(849)	$(545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	123	70
Stock-based compensation	154	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,031	(1,069)
Prepaid expenses and other current assets	7	(65)
Accounts payable and accrued expenses	(117)	1,500
Deferred revenue	(54)	(72)
Deferred rent	(5)	(5)

Net cash provided by (used in) operating activities	290	(186)
Cash flows from investing activities:
Purchases of equipment and furniture	(103)	(20)
Maturities of short-term investments, net	1,800	650

Net cash provided by investing activities	1,697	630
Cash flows from financing activities:
Proceeds from exercise of stock options	56	6

Net cash provided by financing activities	56	6
Effect of exchange rate changes on cash	12	12

Net increase in cash and cash equivalents	2,055	462
Cash and cash equivalents, beginning of period	7,694	4,943

Cash and cash equivalents, end of period	$9,749	$5,405

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2006 and its operating results and cash flows for the three months ended March 31, 2006 and 2005. The accompanying financial information as of December 31, 2005 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC. All intercompany balances have been eliminated. Certain reclassifications have been made for consistent presentation.
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
     As of March 31, 2006, there were stock options and warrants outstanding to acquire 1,871,408 shares of the Company’s common stock. As of March 31, 2005, there were stock options and warrants outstanding to acquire 1,636,175 shares of the Company’s common stock. These shares were excluded from the computation of diluted loss per share because their effect was antidilutive.
2. Intangible Assets
     Intangible assets relate to technology acquired in the acquisition of Vibren Technologies, Inc. in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of March 31, 2006. Accumulated amortization of these assets as of March 31, 2006 was $152,000 and net book value was $254,000. Amortization expense was $50,000 for the three months ended March 31, 2006 and is expected to be $153,000 for the remainder of 2006 and $101,000 in 2007.

3. Stock-Based Compensation
     Stock Options
     In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares. The Amended Plan was further amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock.
     In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
     Stock-Based Compensation
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     Stock-based compensation expense was $154,000 for the three months ended March 31, 2006. Excluding the impact of FAS123R, net loss would have been $695,000 for the three months ended March 31, 2006, as compared to reported net loss of $849,000, and basic and diluted net loss per share would have been $.07 per share, as compared to a reported net loss of $.09 per share.
     Stock-based compensation expense was recorded on the statement of operations in the same line items as cash compensation for our employees as follows (in thousands):

Cost of revenue — service	$40	$—
Selling, general and administrative	97	—
Research and development	17	—

Total stock-compensation expense	$154	$—

     The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using a fair value option pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest.
     At March 31, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $559,000, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.
     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
	SFAS 123R	SFAS 123
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	95%	102%
Risk-free interest rate	4.8%	4.1%
Estimated forfeitures	38%	n/a
     Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
     Expected Life: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.
     Expected Volatility: The Company’s expected volatility represents the weighted average historical volatility of the Company’s common stock for the most recent four-year period.
     Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.
     Estimated Forfeitures: Estimated forfeitures represents the Company’s historical forfeitures for the most recent two-year period and considers voluntary termination behavior as well as analysis of actual option forfeitures.

     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the three months ended March 31, 2006:

			Weighted
			Average Remaining
	Number	Weighted Average	Contractual	Aggregate Intrinsic
Stock Options	of Shares	Exercise Price	Life (in years)	Value
Outstanding at January 1, 2006	1,760,368	$4.75
Granted at fair value	93,525	3.13
Exercised	(27,208)	2.21
Forfeited	(28,274)	2.85
Expired	(28,441)	13.18

Outstanding at March 31, 2006	1,769,970	$4.60	8.13	$578,290

Vested and expected to vest at March 31, 2006	1,399,744	$5.02	0.34	$478,355

Exercisable at March 31, 2006	926,197	$6.04	7.32	$292,871

     The weighted-average grant-date fair value was $2.41 per share for options granted during the three months ended March 31, 2006. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the 368,175 options that were in-the-money at March 31, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $33,000 for the three months ended March 31, 2006.
     Pro Forma Disclosure
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006:

Three months ended
(in thousands, except per share amounts)	March 31, 2005

Net loss, as reported	$(545)
Pro forma employee compensation expense under SFAS 123	(222)

Pro forma net loss	$(767)

Basic and diluted loss per share, as reported	$(0.06)

Pro forma basic and diluted loss per share	$(0.08)

Shares used to calculate pro forma basic and diluted loss per share	9,535

4. Comprehensive Loss
     Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments.
     Components of comprehensive loss consist of the following (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Net loss	$(849)	$(545)
Foreign currency translation gain.	17	12

Comprehensive loss	$(832)	$(533)

5. Taxes
     In the second quarter of 2005, the Company became aware that certain amounts remitted from its Taiwan subsidiary might be subject to withholding tax at 20% of the amount remitted. The Company is currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that the Company submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with tax advisors, the Company believes that it will be granted such exemptions and, in fact, received all but two withholding exemption approvals from the Taiwan tax authority. However, there is no assurance that exemptions will be granted covering the remaining customer contracts for which it is seeking exemption. If the Company does not receive the remaining exemptions, it could be obligated to pay an aggregate of $273,000 in withholding tax, plus related interest and penalties. Management is currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with its Taiwan subsidiary.
6. Commitments and Contingencies
     Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In the event the Company was to default under its current corporate headquarters lease, the landlord has the ability to demand payment for a portion of cash payments forgiven in 2004 under its former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.0 million at March 31, 2006. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.
     Rent expense was $246,000 for the three months ended March 31, 2006 and $187,000 for the three months ended March 31, 2005.
     As of March 31, 2006, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

     Contractual commitments at March 31, 2006 were as follows (in thousands):

Operating leases:
Remainder of 2006	$658
2007	906
2008	931
2009	853
2010	926
Thereafter	3,864

Total commitments	$8,138

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
The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on its results of ope rations or financial condition in any future period.
Customer Litigation
     The Company is currently in dispute with a former customer regarding payment of amounts due for a contract under which the Company provided professional engineering services. The Company has an account receivable outstanding with this former customer of $475,000 as of December 31, 2005 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution during the mediation, and the Company filed a Complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. The Company has asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and the Company has reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an Answer and Counterclaim against the Company, denying the Company’s claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the former customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. The Company filed its Reply to the former customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against it.
     The parties are currently engaged in discovery proceedings in accordance with the court’s Scheduling Order issued March 1, 2006. The court has tentatively scheduled a mediation conference for November 1, 2006 in Delaware before a United States Magistrate Judge. A Pretrial Conference is scheduled for February 8, 2007.
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

7. Segment Information
     The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Total revenue:
North America	$11,277	$9,165
Asia	293	649
Other foreign	14	1

Total revenue (1)	$11,584	$9,815

	March 31,	December 31,
	2006	2005
Long-lived assets:
North America	$1,032	$1,047
Asia	45	49

Total long-lived assets	$1,077	$1,096

     (1) Revenue is attributed to countries based on location of customer invoiced.
8. Related Party Transactions
     In July 2003, the Company named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides the Company with onsite consulting services. The Company incurred expenses of $24,000 for the three months ended March 31, 2006 and $34,000 for the three months ended March 31, 2005 under this consulting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II, “Risk Factors.”
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
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class Original Equipment Manufacturers (OEMs), Original Design Manufactureres (ODMs), silicon vendors (SVs), peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
     Until 2004, we were also in the business of manufacturing and distributing our own proprietary hardware device, called the Power Handheld, which was sold to telecommunication carriers. During the second quarter of 2004, we decided to discontinue this hardware business and end the manufacturing of the device.
Critical Accounting Judgments
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 1 of Part I, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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
Allowance for Doubtful Accounts
     Our accounts receivable balances are net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectibility of our accounts receivable and record an allowance for doubtful accounts. We consider many factors including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We have an account receivable outstanding of $475,000 as of March 31, 2006 with a former customer and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

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
     In the second quarter of 2005, we became aware that certain amounts remitted from its Taiwan subsidiary might be subject to withholding tax at 20% of the amount remitted. We are currently applying for withholding exemptions from the Taiwan government on all significant contracts, which would eliminate any withholding on amounts remitted, including amounts already remitted. Such exemptions are applied for with respect to each individual customer contract and require that we submit certain documentation to the Taiwan authorities. In reviewing the Taiwan tax regulations and in consultation with tax advisors, we believe that we will be granted such exemptions and, in fact, received all but two withholding exemption approvals from the Taiwan tax authority. However, there is no assurance that exemptions will be granted covering the remaining customer contracts for which we are seeking exemption. If we do not receive the remaining exemptions, we could be obligated to pay an aggregate of $273,000 in withholding tax, plus related interest and penalties. We are currently evaluating alternative tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Revenue:
Software	68%	76%
Service	32	24

Total revenue	100	100

Cost of revenue:
Software	56	60
Service	24	21

Total cost of revenue	80	81

Gross profit	20	19

Operating expenses:
Selling, general and administrative	22	22
Research and development	6	4

Total operating expenses	28	26

Loss from operations	(8)	(7)
Interest and other income	1	1

Net loss	(7)%	(6)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the sale of third-party software and sales of our own proprietary software products which includes royalties from our software development tool products, software development kits and applications and smart device reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, fees for customer training, and rebillable expenses.
     Total revenue was $11.6 million for the three months ended March 31, 2006 and $9.8 million for the three months ended March 31, 2005, representing an increase of $1.8 million, or 18%. This increase was due to higher sales of software and professional engineering services as discussed below.
     Revenue from customers located outside of the United States includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in the United States. We currently have international operations in Taipei, Taiwan and Tokyo, Japan. In the fourth quarter of 2003, we closed our Japan operations, but re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005. Revenue from customers located outside of the United States was $677,000 for the three months ended March 31, 2006 and $1.0 million for the three months ended March 31, 2005 representing a decrease of $334,000, or 33%. This decrease was primarily due to lower revenue from engineering projects and lower sales of our SDIO NOW! Software in Asia.

Software revenue
     Software revenue for the three months ended March 31, 2006 and 2005 is presented below (in thousands):

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Software revenue:
Third-party software	$7,416	$6,865
BSQUARE proprietary software	439	587

Total software revenue	$7,855	$7,452

Software revenue as a percentage of total revenue	68%	76%

Third-party software revenue as a percentage of total software revenue	94%	92%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue is attributable to sales of our SDIO Now! software product.
     Software revenue was $7.9 million for the three months ended March 31, 2006 and $7.5 million for the three months ended March 31, 2005, representing an increase of $403,000, or 5%. This increase was due to higher third-party software sales of $551,000, which increased 8%. The increase in third-party software sales was attributable to an increase in sales to both existing and new accounts and overall growth in our account base which increased 23% over the prior year, which resulted from overall market growth and sales improvements. In addition, third-party sales increased due to sales of Windows for Point of Service (WEPOS) and XP Professional with embedded restrictions that were not available to us for resale during the three months ended March 31, 2005. These increases were partially offset by the loss of a significant customer in 2005. The three months ended March 31, 2005 included $711,000 in sales to Cardinal Healthcare (Cardinal) whereas the current quarter included none. Cardinal, our largest customer in terms of revenue and purchases of Microsoft Embedded operating systems in 2004, began purchasing from a competitor in the second quarter of 2005. We expect third-party software sales to continue to increase sequentially throughout the remaining quarters of 2006.
     The increase in third-party sales was offset by lower sales of our proprietary software. SDIO Now! revenue was $271,000 for the three months ended March 31, 2006 and $491,000 for the three months ended March 31, 2005, representing a decrease of $220,000 or 45%. We had expected SDIO Now! Revenue to be higher for the three months ended March 31, 2006 but one significant customer order was delayed until the second quarter of 2006. While SDIO Now! revenue was lower than expected in the most recent quarter, we continue to expect these sales to increase throughout the remainder of 2006. Further, we expect our proprietary software revenue to increase sequentially throughout the year based on the increase in SDIO Now! revenue as well as increases driven by the release of some of our other proprietary products during 2006.
     Service revenue
     Service revenue was $3.7 million for the three months ended March 31, 2006 and $2.4 million for the three months ended March 31, 2005, representing an increase of $1.3 million or 54%. Service revenue represented 32% of total revenue for the three months ended March 31, 2006 and 24% of total revenue for the three months ended March 31, 2005. The increase in service revenue was primarily due to a 96% increase in billable hours for engineering services from the same period last year, partially offset by a 14% decrease in the realized rate per hour. The increase in billable hours was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. The decrease in realized rate per hour resulted from the incurrence of billable hours for which revenue was deferred according to our revenue recognition policies, coupled with the impact of several Asia Pacific contracts on which we are providing engineering services at relatively low rates in exchange for guaranteed royalty payments in the future. Specifically, we didn’t recognize approximately

$235,000 in service revenue for the three months ended March 31, 2006 that we expect to recognize in the second quarter of 2006 once the contracts are signed.
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
     The following table outlines software, services and total gross profit (in thousands):

	Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Software gross profit	$1,379	$1,561
As a percentage of total software revenue	18%	21%
Service gross profit	$938	$347
As a percentage of service revenue	25%	15%
Total gross profit	$2,317	$1,908
As a percentage of total revenue	20%	19%
     Software gross profit
     Software gross profit as a percentage of software revenue was 18% for the three months ended March 31, 2006 and 21% for the three months ended March 31, 2005. The decrease in software gross profit percentage was primarily due to the increase in low margin third-party software revenue and the decrease in high margin proprietary software sales. Third-party software revenue typically generates a much lower profit margin than our proprietary software whereas our proprietary software revenue has traditionally generated close to 100% gross margins. Third-party software gross profit as a percentage of third-party software revenue was approximately 13.6% for the three months ended March 31, 2006 and 14.2% for the three months ended March 31, 2005. We expect third-party software sales to continue to be a significant percentage of our overall software revenue, and, therefore, our overall software gross profit is likely to remain relatively low in the foreseeable future. We also expect continued pressure on third-party gross profits due to competition in the marketplace. Our objective is to raise overall software gross profit in the future as we seek to increase sales of our own, high margin, proprietary software products, both in absolute dollars and as a percentage of overall software revenue.
     Service gross profit
     Service gross profit was $938,000 for the three months ended March 31, 2006 and $347,000 for the three months ended March 31, 2005, representing an increase of $591,000, or 170%. Service gross profit as a percentage of service revenue was 25% for the three months ended March 31, 2006 and 15% for the three months ended March 31, 2005. The overall improvement in service gross profit is attributable to increased service revenue, improved resource utilization, pricing and contract management. Until the end of the second quarter of 2005, we generally employed more service engineering personnel than near-term service engineering demands dictated such that as revenue levels increased in mid-2005, the service gross profit margin increased accordingly. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base. We expect service margin to improve throughout the year as revenue levels increase and some costs, particularly fringe benefit expense, decline.

Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., legal and audit).
     Selling, general and administrative expenses were $2.5 million for the three months ended March 31, 2006 and $2.1 million for the three months ended March 31, 2005, representing an increase of $386,000, or 18%. Selling, general and administrative expenses represented 22% of total revenue for the three months ended March 31, 2006 and 2005. This increase was due to higher personnel costs, facilities costs and professional fees. Personnel costs increased due to stock-based compensation expense of $97,000 related to the adoption of SFAS 123R, higher wages and related costs due to increased headcount and higher incentive compensation costs driven by higher sales. Facilities costs increased due to higher rent related to a new Taiwan facility obtained in the fourth quarter of 2005. Professional fees increased due to higher audit and legal fees. We expect selling, general and administrative costs to remain relatively flat throughout the remainder of 2006 as compared to the first quarter of 2006.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs.
     Research and development expenses were $741,000 for the three months ended March 31, 2006 and $386,000 for the three months ended March 31, 2005, representing an increase of $355,000, or 92%. Research and development expenses represented 6% of our total revenue for the three months ended March 31, 2006 and 4% for the three months ended March 31, 2005. The increase was specifically attributable to increased payroll and related expenses resulting from headcount growth, as well as increased headcount-based facilities expenses. Overall, research and development expense has increased due as we increased our focus on expanding our proprietary software products portfolio, particularly during the second half of 2005. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives as appropriate throughout the remainder of 2006.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income, was $87,000 for the three months ended March 31, 2006 and $59,000 for the three months ended March 31, 2005, representing an increase of $28,000, or 47%. This increase was due to higher prevailing interest rates in 2006 as compared to 2005, partially offset by lower average balances in our cash, cash equivalents and short-term investments.
Liquidity and Capital Resources
     As of March 31, 2006, we had $9.7 million of cash, cash equivalents and short-term investments compared to $9.5 million at December 31, 2005. Both of those balances exclude $1.2 million in cash restricted to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at March 31, 2006 was $8.9 million compared to $9.5 million at December 31, 2005. The decrease in working capital was primarily due to a decrease in accounts receivable balance at March 31, 2006, offset partially by a decrease in royalties payable during the first quarter of 2006 resulting from lower sales of Microsoft Embedded operating systems as compared to the fourth quarter of 2005. Our working capital position can be impacted significantly by the volume and timing of Microsoft Embedded operating system sales within any given period.

     During the three months ended March 31, 2006, net cash provided by operating activities was $290,000. This cash provided was primarily attributable to a $1.0 million decrease in accounts receivable driven by strong cash collections offset by our net loss of $849,000. During the three months ended March 31, 2005, net cash used in operating activities was $186,000. This cash use was attributable to our net loss of $545,000 during the period and a payment of $160,000 to Microsoft under the terms of our audit settlement with them, offset by the net positive working capital impact on cash flows of approximately $500,000 due to an increase in royalties payable to Microsoft.
     Investing activities provided cash of $1.7 million for the three months ended March 31, 2006 and $630,000 for the three months ended March 31, 2005. Investing activities in 2006 included $1.8 million provided by maturities of short-term investments offset by $103,000 used to purchase capital equipment. Investing activities in 2005 included $650,000 provided by maturities of short-term investments offset by $20,000 used to purchase capital equipment. We expect to invest approximately $200,000 in capital expenditures for the remainder of the year.
     Financing activities generated $56,000 for the three months ended March 31, 2006 and $6,000 for the three months ended March 31, 2005 as a result of employees’ exercise of stock options.
Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31:
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	658	906	931	853	926	3,864	8,138
Purchase obligations	5	—	—	—	—	—	5
Other long-term obligations	—	—	—	—	—	—	—

Total	$663	$906	$931	$853	$926	$3,864	$8,143

     In addition, in the event we were to default under our current corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under our former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.0 million at March 31, 2006.
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.
Related Party Transactions
     In July 2003, we named Donald Bibeault, President of Bibeault & Associates, as Chairman of the Board of Directors and entered into a consulting agreement with him. Under this agreement, Mr. Bibeault provides us with onsite consulting services. We incurred expenses of $24,000 for the three months ended March 31, 2006 and $34,000 for the three months ended March 31, 2005 under this consulting agreement.

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2006 and March 31, 2005 was not material.
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
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the court denied the motion to dismiss the complaint against us. On October 13, 2004, the court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in our case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation by us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and any other objections to the settlement at a fairness hearing on April 24, 2006. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Customer Litigation
     We are currently in dispute with a former customer regarding payment of amounts due under the contract under which we provided professional engineering services. We have an account receivable outstanding with this former customer of $475,000 as of December 31, 2005 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. We were unable to reach a resolution to the dispute during the mediation and have filed a complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. We have asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and have reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an answer and counterclaim against us, denying our claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to this action (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. We filed a reply to the former customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against us.
     The parties are currently engaged in discovery proceedings in accordance with the court’s Scheduling Order issued March 1, 2006. The court has tentatively scheduled a mediation conference for November 1, 2006 in Delaware before a United States Magistrate Judge. A Pretrial Conference is scheduled for February 8, 2007.
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

Item 1A. Risk Factors.
     The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.
     We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico and the Dominican Republic. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, which can contribute 2-3% of our total gross profit percentage from sales of Microsoft Embedded operating systems on a quarterly basis, our gross profit and operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2005 and will expire on September 30, 2006, unless terminated earlier under the provisions of the ODA.
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
The market for the resale of Microsoft Embedded operating systems licenses is highly competitive and the profit margin on such sales is relatively low. If the profit margins in this business erode or we lose customers to competitors, our results will be negatively impacted.
     There are three competitors that also resell Embedded Windows licenses to substantially the same customer base as we do in North America, which can lead to intense competition. For example, on March 4, 2005, we were notified by Cardinal, our largest customer of Microsoft Embedded operating systems at the time, that it would begin purchasing from one of our competitors and discontinue purchasing from us at the beginning of the second quarter of 2005. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, recently about 14% on average. Our gross profit margin on the sale of Microsoft Embedded operating systems has remained relatively flat, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating results could suffer.
     We maintain a strategic marketing relationship with Microsoft. In the event that our relationship with Microsoft were to deteriorate, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customers referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase thereby negatively impacting our operating results.
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
     The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would harm our business. We face competition from:
•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, CalAmp, Vanteon and Teleca;

•	Off-shore development companies, particularly those focused on the North American marketplace;

•	ODMs, particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow, Avnet and Bell Microsystems. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us.
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
Microsoft has released Windows CE version 5.0 and its next generation of Windows Mobile Smartphone and PocketPC which contains basic SDIO functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product.
     Our agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and recent releases of the Windows Mobile Smartphone and PocketPC operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0 and v.2.2, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2006. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft.
     Sales of SDIO Now! comprised 3% of our software revenue for the three months ended March 31, 2006 and for 2005 and 7% for the three months ended March 31, 2005. Sales of SDIO Now! carry much higher gross profit margin than the third-party software products we sell to our customers. To the extent sales of our SDIO Now! were to decline, our proprietary software revenue and operating results would be adversely impacted.
If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue and operating results could suffer.
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
     The market for Windows-based embedded software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings with attractive features, prices and terms that appeal to our customers. We have experienced delays in enhancements and new product release dates in the past and may be unable to introduce enhancements or new products successfully or in a timely manner in the future. Our revenue and operating results may be negatively impacted if we delay releases of our products and product enhancements, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.
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
     Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

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
The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements and deliver our services profitably. If we are unable to do so, our service revenue service gross profit margin and operating results could be negatively impacted.
     Various factors may cause the total cost of service projects to exceed the original estimate provided to the customer or the contractual maximum in the case of fixed price contracts, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue, service gross profit and operating results could be negatively impacted. In addition, depending on the cause of an overrun for a given customer, we may also decide to provide pricing concessions to that customer which could negatively impact our service revenue, service gross profit and operating results.

We have entered into service agreements that involve reducing up front service revenue in exchange for royalties as our customers devices are sold in the market. There is no guarantee that these arrangements will culminate as anticipated.
     We have entered into two service contracts that involve reducing up-front engineering service fees in return for a per-device royalty as our customers ship their devices, and we may enter into more such agreements in the future. These contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects, that their devices may not be successful in the market. In addition, these customers may choose not to pay us all royalties owed, which could negatively impact our revenue and operating results.
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
     As of March 31, 2006, our shareholders’ equity was $10.8 million. The minimum continued listing requirement for the Nasdaq National Market is $10 million. We have incurred significant net losses since 2001 and may incur additional losses in the future. If our shareholders’ equity decreases below $10 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $10 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4450(a)(3). In addition, during the last three years, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price.
     If we fail to maintain compliance with Nasdaq listing requirements and our common stock is ultimately delisted from trading on the Nasdaq National Market as a result of listing requirement violations and is neither relisted thereon nor listed for trading on the Nasdaq Capital Market, trading in our common stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our common stock from trading on the Nasdaq National or Capital Market would adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In that event our common stock could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could further adversely affect the liquidity of our common stock.
Non-compliance with certain agreements could have a material adverse impact on our financial position.
     In addition to our Microsoft OEM Distribution Agreement described previously, if we default under our new corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on the straight-line basis over the length of our new ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $2.0 million at March 31, 2006. Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.
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
     Our license, warranty and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.
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
     We conduct development activities in non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity both in our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could also adversely impact the profitability of service engagements employing off-shore resources.
As our customers seek more cost-effective locations to manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our products and services could be limited, which could negatively impact our revenue and operating results.
     Due to competitive and other pressures, some of our customers have and others may seek to move the manufacturing of their smart devices to overseas locations which may limit our ability to sell these customers our products and services. As an example, under our OEM Distribution Agreement with Microsoft, we are only able to resell Microsoft Embedded operating systems largely in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems which could negatively impact our revenue and operating results.
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
     The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to report on our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date of Section 404 implementation for non-accelerated filers, such as us, twice during 2005 such that management will now have to report on our internal control over financial reporting as of December 31, 2007. In April 2006, the SEC Advisory Committee on Smaller Public Companies made final recommendations to the SEC regarding the internal control requirements of smaller public companies. Pending the final rules, we may be required to dedicate significant time and resources during fiscal 2006 and 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business.
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
     Foreign operations generated approximately 2% of our total revenue for the three months ended March 31, 2006. Our international operations expose us to a number of risks, including the following:
•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in the U.S.;

•	Unfavorable changes in regulatory practices and tariffs;

•	Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

•	Loss or reduction of withholding tax exemptions;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in international markets which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business and operating results.
     We currently have international operations in Taipei, Taiwan and Tokyo, Japan. In February 2006, we established a subsidiary in Vancouver, Canada and have hired seven employees there to support our professional engineering services.
Item 5. Other Information
     Effective March 31, 2006, the Compensation Committee of the Board of Directors, based on a review of compensation practices at comparable companies by a consultant engaged by the Committee, the Company’s recent performance, the efficacy of the Company’s current cash bonus incentive programs for non-sale executives and other factors, determined that a restructuring of the Company’s cash bonus programs for its non-sales executives was warranted to improve the relationship between Company performance and achievement of such bonuses. Consequently, the Compensation Committee replaced the existing cash bonus programs for all executives other than its Vice President, North American Sales with a new program, the key components of which are as follows:
•	To be eligible for any bonus, the executives must achieve certain pre-defined performance objectives for their particular area of responsibility. Achievement of such objectives can be pro-rated but cannot be greater than 100%;

•	Further, to be eligible for any bonus, the Company must achieve a minimum predefined net income level for fiscal 2006. Net income for bonus purposes excludes the effect of the executive bonus expense itself and any stock compensation expense. The amount by which net income exceeds the minimum predefined net income level will determine the bonus achievement percentage that will then be multiplied times each participant’s eligible bonus amount as defined below. The bonus achievement percentage can range from 20-150%.

•	For purposes of the calculation of the bonus achievement, the bonus payout will be discounted for any attainment of the pre-defined performance objectives of less than 100%. Example: if an executive achieved 66% of his or her pre-defined performance objectives, the eligible bonus amount for that executive, as calculated based on the Company’s net income achievement, would be discounted by 34%; and

•	Mr. Crowley is eligible to receive up to 55% of his base salary as bonus under this program whereas Mr. Mahan is entitled to receive 40% of his base salary and Mr. Gupta and Ms. Butler are entitled to receive 30% of their base salaries. In the case of Mr. Crowley, the first 45% of his total eligible bonus amount would be paid in cash with the remainder paid in the form of restricted stock. In the case, of Mr. Mahan, the first 62% of his total eligible bonus amount would be paid in cash with the remainder paid in the form of restricted stock and, in the case of Mr. Gupta and Ms. Butler, the first 83% of their total eligible bonus amounts would be paid in cash with the remainder paid in the form of restricted stock. Any restricted stock would vest annually over two years.
      Mr. Stapleton’s cash incentive program will continue to be largely revenue-based for 2006. The Compensation Committee reserves the right to modify the program as appropriate during 2006.

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
Date: May 4, 2006
	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: May 4, 2006
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