Form 10-Q
period 2006-06-30
BSQUARE CORP /WA
filed 2006-08-04
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-27687

BSQUARE CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1650880 (I.R.S. Employer Identification No.)

110 110th Avenue NE, Suite 200, Bellevue WA (Address of principal executive offices)	98004 (Zip Code)
(425) 519-5900
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of common stock outstanding as of July 31, 2006: 9,587,233

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,771	$7,694
Short-term investments	6,000	1,800
Accounts receivable, net of allowance for doubtful accounts of $691 at June 30, 2006 and $687 at December 31, 2005	6,785	7,296
Prepaid expenses and other current assets	369	440

Total current assets	16,925	17,230
Equipment, furniture and leasehold improvements, net	807	792
Intangible assets, net	203	304
Restricted cash	1,200	1,200
Other non-current assets	57	44

Total assets	$19,192	$19,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,514	$2,662
Other accrued expenses	3,639	3,298
Accrued compensation	976	964
Accrued legal fees	534	534
Deferred revenue	223	270

Total current liabilities	7,886	7,728

Deferred rent	367	379
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,587,233 shares issued and outstanding at June 30, 2006 and 9,553,566 shares issued and outstanding at December 31, 2005	118,791	118,393
Accumulated other comprehensive loss	(408)	(423)
Accumulated deficit	(107,444)	(106,507)

Total shareholders’ equity	10,939	11,463

Total liabilities and shareholders’ equity	$19,192	$19,570

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue:
Software	$9,045	$7,822	$16,900	$15,274
Service	3,600	2,494	7,329	4,857

Total revenue	12,645	10,316	24,229	20,131

Cost of revenue:
Software	7,058	5,877	13,534	11,769
Service (1)	2,580	1,914	5,371	3,929

Total cost of revenue	9,638	7,791	18,905	15,698

Gross profit	3,007	2,525	5,324	4,433
Operating expenses:
Selling, general and administrative (1)	2,512	2,132	5,024	4,258
Research and development (1)	672	447	1,413	833

Total operating expenses	3,184	2,579	6,437	5,091

Loss from operations	(177)	(54)	(1,113)	(658)
Interest and other income	115	83	202	142

Income (loss) before income taxes	(62)	29	(911)	(516)
Income tax expense	(26)	(66)	(26)	(66)

Net loss	$(88)	$(37)	$(937)	$(582)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.10)	$(0.06)

Shares used in calculation of basic and diluted loss per share	9,586	9,536	9,575	9,536

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$42	$—	$82	$—
Selling, general and administrative	115	—	212	—
Research and development	18	—	35	—

Total stock-compensation expense	$175	$—	$329	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(937)	$(582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	255	132
Stock-based compensation	329	—
Changes in operating assets and liabilities:
Accounts receivable, net	516	(1,124)
Prepaid expenses and other assets	59	86
Accounts payable and accrued expenses	205	900
Deferred revenue	(48)	(15)
Deferred rent	(12)	(9)

Net cash provided by (used in) operating activities	367	(612)

Cash flows from investing activities:
Purchases of equipment and furniture	(169)	(84)
Acquisition of Vibren assets	—	(500)
Purchases of short-term investments, net	(4,200)	1,000

Net cash provided by (used in) investing activities	(4,369)	416

Cash flows from financing activities:
Proceeds from exercise of stock options	69	9

Net cash provided by financing activities	69	9

Effect of exchange rate changes on cash	10	14

Net decrease in cash and cash equivalents	(3,923)	(173)
Cash and cash equivalents, beginning of period	7,694	4,943

Cash and cash equivalents, end of period	$3,771	$4,770

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006 and its operating results and cash flows for the three and six months ended June 30, 2006 and 2005. The accompanying financial information as of December 31, 2005 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC. All intercompany balances have been eliminated. Certain reclassifications have been made for consistent presentation.
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
     As of June 30, 2006, there were stock options and warrants outstanding to acquire 1,877,886 shares of the Company’s common stock. As of June 30, 2005, there were stock options and warrants outstanding to acquire 1,538,028 shares of the Company’s common stock. These shares were excluded from the computation of diluted loss per share because their effect was antidilutive.
2. Intangible Assets
     Intangible assets relate to technology acquired in the acquisition of certain assets of Vibren Technologies, Inc. in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of June 30, 2006. Accumulated amortization of these assets as of June 30, 2006 was $203,000. Amortization expense was $51,000 for the three months ended June 30, 2006 and $101,000 for the six months ended June 30, 2006 and is expected to be $102,000 for the remainder of 2006 and $101,000 in 2007.

3. Stock-Based Compensation
     Stock Options
     In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares. The Amended Plan was further amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock.
     In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
     Stock-Based Compensation
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     The Company reported a net loss of $88,000, or $.01 per basic and diluted share, for the three months ended June 30, 2006. Excluding the impact of stock-based compensation expense of $175,000 under FAS123R, the Company would have reported net income of $87,000, or $.01 per basic and diluted share, for that same period.
     The Company reported a net loss of $937,000, or $.10 per basic and diluted share, for the six months ended June 30, 2006. Excluding the impact of stock-based compensation expense of $329,000 under FAS123R, net loss would have been $608,000, or $.06 per basic and diluted share, for that same period.

     Stock-based compensation expense was recorded on the statement of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Three Months
	Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenue — service	$42	$82
Selling, general and administrative	115	212
Research and development	18	35

Total stock-compensation expense	$175	$329

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
     At June 30, 2006, the total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $477,000, net of estimated forfeitures. This cost will be amortized on a straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	SFAS 123R	SFAS 123	SFAS 123R	SFAS 123
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	94%	101%	95%	103%
Risk-free interest rate	5.0%	3.7%	4.9%	3.9%
Estimated forfeitures	36%	n/a	37%	n/a
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
     Estimated Forfeitures: Estimated forfeitures represents the Company’s historical forfeitures for the most recent two-year period and considers termination behavior as well as analysis of actual option forfeitures.
     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the six months ended June 30, 2006:

			Weighted
			Average Remaining
	Number	Weighted Average	Contractual	Aggregate Intrinsic
Stock Options	of Shares	Exercise Price	Life (in years)	Value
Outstanding at January 1, 2006	1,760,368	$4.75
Granted at fair value	151,300	2.91
Exercised	(33,667)	2.15
Forfeited	(53,304)	2.95
Expired	(46,811)	11.12

Outstanding at June 30, 2006	1,777,886	$4.53	7.93	$117,080

Vested and expected to vest at June 30, 2006	1,456,839	$4.87	0.31	$113,164

Exercisable at June 30, 2006	1,004,504	$5.75	7.16	$97,258

     The weighted-average grant-date fair value was $2.23 per share for options granted during the three months ended June 30, 2006. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the 201,422 options that were in-the-money at June 30, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $39,000 for the three months ended June 30, 2006.
     Pro Forma Disclosure
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006:

	Three Months	Six Months
	Ended	Ended
(in thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net loss, as reported	$(37)	$(582)
Pro forma employee compensation expense under SFAS 123	(208)	(430)

Pro forma net loss	$(245)	$(1,012)

Basic and diluted loss per share, as reported	$(0.00)	$(0.06)

Pro forma basic and diluted loss per share	$(0.03)	$(0.11)

Shares used to calculate pro forma basic and diluted loss per share	9,536	9,536

4. Comprehensive Loss
     Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments.
     Components of comprehensive loss consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss	$(88)	$(37)	$(937)	$(582)
Foreign currency translation gain (loss)	(2)	2	15	14

Comprehensive loss	$(90)	$(35)	$(922)	$(568)

5. Taxes
     In the second quarter of 2005, the Company became aware that certain amounts remitted, or that were planned to be remitted, from its Taiwan subsidiary or Taiwanese customers, might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, the Company began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. If granted, these exemptions eliminate any withholding tax for the contract to which the exemption relates. To date, the Company has received approval for all withholding exemption applications that it has filed and believes that it will be granted future exemptions. However, there is no assurance that future exemptions will be granted and if the Company does not receive all, or some, of the exemptions for which it applies, it could be obligated to pay significant withholding tax, plus related interest and penalties, in the future. Management is continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with its Taiwan subsidiary.
6. Commitments and Contingencies
     Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Vancouver, British Columbia and Taipei, Taiwan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In the event the Company was to default under its current corporate headquarters lease, the landlord has the ability to demand payment for a portion of cash payments forgiven in 2004 under its former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.0 million at June 30, 2006. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.
     Rent expense was $255,000 for the three months ended June 30, 2006 and $183,000 for the three months ended June 30, 2005. Rent expense was $508,000 for the six months ended June 30, 2006 and $359,000 for the six months ended June 30, 2005.
     As of June 30, 2006, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is presented as restricted cash.

     Contractual commitments at June 30, 2006 were as follows (in thousands):

Operating leases:
Remainder of 2006	$470
2007	966
2008	934
2009	853
2010	926
Thereafter	3,863

Total commitments	$8,012

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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Company’s case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement of $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.
Customer Litigation
     The Company is currently in a dispute with a former customer regarding payment of amounts due for a contract under which the Company provided professional engineering services. The Company has an account receivable outstanding with this former customer of $475,000 as of June 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution during the mediation, and the Company filed a Complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. The Company has asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and the Company has reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an Answer and Counterclaim against the Company, denying the Company’s claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the former customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. The Company filed its Reply to the former customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against it.
     The parties are currently engaged in discovery proceedings in accordance with the court’s Scheduling Order issued March 1, 2006. The court has tentatively scheduled a mediation conference for November 1, 2006 in Delaware before a United States Magistrate Judge. A Pretrial Conference is scheduled for February 8, 2007.
     The Company believes that it has fulfilled all of its contractual obligations under the services contract, that it is entitled to collect all amounts due under the contract, plus attorneys’ fees and costs, and that it will successfully defend the counterclaims against it. However, there can be no assurance that the court will ultimately rule in the Company’s favor, and it may, in fact, rule in favor of the former customer. Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. It is also uncertain whether the defendant will have sufficient assets to satisfy any damages ultimately awarded to the Company by the court should the Company be successful. A ruling in favor of the former customer, and/or the incurrence of significant legal expenses could adversely affect the Company’s operating results.

7. Segment Information
     The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue:
North America	$11,643	$9,663	$22,701	$18,794
Asia	980	630	1,486	1,284
Other foreign	22	23	42	53

Total revenue (1)	$12,645	$10,316	$24,229	$20,131

	June 30,	December 31,
	2006	2005
Long-lived assets:
North America	$957	$1,047
Asia	53	49

Total long-lived assets	$1,010	$1,096

(1)	Revenue is attributed to countries based on location of customer invoiced.
8. Related Party Transactions
     Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault has provided the Company with onsite consulting services since July 2003, when he was appointed to the Company’s Board of Directors. Prior to that, during the second quarter of 2003, the Company had engaged Bibeault & Associates, of which Mr. Bibeault serves as the President, as turnaround consultants. The Company incurred expenses of $24,000 for the three months ended June 30, 2006 and $48,000 for the six months ended June 30, 2006 under this consulting agreement. The Company incurred expenses of $31,000 for the three months ended June 30, 2005 and $65,000 for the six months ended June 30, 2005 under this consulting agreement.
     On June 29, 2006, the Company and Mr. Bibeault agreed to terminate the Company’s consulting agreement, effective September 30, 2006. Mr. Bibeault will continue to serve as the Chairman of the Company’s Board of Directors.

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
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class Original Equipment Manufacturers (OEMs), Original Design Manufacturers (ODMs), silicon vendors (SVs), peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
Critical Accounting Judgments
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Note 1 — “Description of Business and Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1 of Part I, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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
Stock-Based Compensation
     In May 1997, we adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to our employees, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of our common stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of our fiscal years by an amount equal to the lesser of: (i) four percent of our outstanding common stock at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares. The Amended Plan was further amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock.
     In July 2000, we adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
     Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, we accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     We recognize compensation expense for options granted to non-employees in accordance with the provisions of Emerging Issues Task Force (EITF) consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which require using a fair value option pricing model and re-measuring such stock options to the current fair market value at each reporting period as the underlying options vest.
     At June 30, 2006, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was $477,000, net of estimated forfeitures. This cost will be amortized on a straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
Allowance for Doubtful Accounts
     Our accounts receivable balance is net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectibility of our accounts receivable and record an allowance for doubtful accounts. We consider many factors including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We have an account receivable outstanding of $475,000 as of June 30, 2006 with a former customer and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

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
     In the second quarter of 2005, we became aware that certain amounts remitted, or that were planned to be remitted, from our Taiwan subsidiary or Taiwanese customers might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, we began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. If granted, these exemptions eliminate any withholding tax for the contract to which the exemption relates. To date, we have received approval for all withholding exemption applications that we have filed and believe that we will be granted future exemptions. However, there is no assurance that future exemptions will be granted and if we do not receive all, or some, of the exemptions for which we apply, we could be obligated to pay significant withholding tax, plus related interest and penalties, in the future. We are continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Software	72%	76%	70%	76%
Service	28	24	30	24

Total revenue	100	100	100	100

Cost of revenue:
Software	56	57	56	59
Service	20	18	22	19

Total cost of revenue	76	75	78	78

Gross profit	24	25	22	22

Operating expenses:
Selling, general and administrative	20	21	21	21
Research and development	5	4	6	4

Total operating expenses	25	25	27	25

Loss from operations	(1)	0	(5)	(3)
Interest and other income	0	1	1	1

Income (loss) before income taxes	(1)	1	(4)	(2)
Income tax expense	0	(1)	0	0
Net loss	(1)%	(0)%	(4)%	(2)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the sale of third-party software and sales of our own proprietary software products which includes royalties from our software products, software development kits and applications and smart device reference designs. Engineering service revenue is derived from hardware and software development consulting and engineering services fees, porting contracts, maintenance and support contracts, fees for customer training, and rebillable expenses.
     Total revenue was $12.6 million for the three months ended June 30, 2006 and $10.3 million for the three months ended June 30, 2005, representing an increase of $2.3 million, or 22%. Total revenue was $24.2 million for the six months ended June 30, 2006 and $20.1 million for the six months ended June 30, 2005, representing an increase of $4.1 million, or 20%. These increases are discussed further below.
     Revenue from customers located outside of the United States includes revenue attributable to our foreign operations, as well as software and services sold to foreign customers from our operations located in the United States. We currently have international sales operations in Taipei, Taiwan and Tokyo, Japan. In the fourth quarter of 2003, we closed our Japan operations, but re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005. Revenue from customers located outside of North America was $1 million for the three months ended June 30, 2006 and $653,000 for the three months ended June 30, 2005, representing an increase of $347,000, or 53%. Revenue from customers located outside of the North America was $1.5 million for the six months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2005, representing an increase of $200,000, or 15%.

Software revenue
     Software revenue is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$8,235	$6,852	$15,651	$13,718
BSQUARE proprietary software	810	970	1,249	1,556

Total software revenue	$9,045	$7,822	$16,900	$15,274

Software revenue as a percentage of total revenue	72%	76%	70%	76%

Third-party software revenue as a percentage of total software revenue	91%	88%	93%	90%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue is attributable to sales of our SDIO Now! software product.
     Software revenue was $9.0 million for the three months ended June 30, 2006 and $7.8 million for the three months ended June 30, 2005, representing an increase of $1.2 million, or 15%. This increase was due to higher third-party software revenue of $1.4 million, partially offset by a decrease of $160,000 in proprietary software revenue. Software revenue was $16.9 million for the six months ended June 30, 2006 and $15.3 million for the six months ended June 30, 2005, representing an increase of $1.6 million, or 10%. This increase was due to higher third-party software revenue of $1.9 million, partially offset by a decrease of $300,000 in proprietary software revenue. The increases in third-party software sales in 2006 for both the three and six month periods were primarily attributable to an increase in sales to new accounts obtained through a customer referral arrangement entered into in the fourth quarter of 2005. We expect third-party software sales to be flat, to up slightly, in the third quarter of 2006 as compared to this quarter’s performance.
     Proprietary software revenue was $810,000 for the three months ended June 30, 2006 and $970,000 for the three months ended June 30, 2005, representing a decrease of $160,000, or 16%. Proprietary software revenue was $1.2 million for the six months ended June 30, 2006 and $1.5 million for the six months ended June 30, 2005, representing a decrease of $300,000, or 20%. The decrease in 2006 in proprietary software revenue for both the three and six month periods was the result of $300,000 in revenue recognized in the second quarter of 2005 relating to previously underreported non-SDIO royalties from an OEM and lower SDIO Now! revenue as OEMs and ODMs continued to evaluate our SDIO Now! product as compared to a competing product from Microsoft. We expect proprietary software revenue to decrease approximately 15% in the third quarter of 2006 as compared to this quarter’s results due to the expected lack of a significant SDIO Now! runtime royalty order approaching the magnitude of the $350,000 order which benefited this quarter.
Service revenue
     Service revenue was $3.6 million for the three months ended June 30, 2006 and $2.5 million for the three months ended June 30, 2005, representing an increase of $1.1 million, or 44%. Service revenue represented 28% of total revenue for the three months ended June 30, 2006 and 24% of total revenue for the three months ended June 30, 2005. The increase in service revenue was primarily due to a 59% increase in billable hours for engineering services from the same period last year, partially offset by a 9% decrease in the realized rate per hour. The increase in billable hours was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. The decrease in realized rate per hour resulted from the impact of several Asia Pacific contracts on which we are providing engineering services at relatively low rates in exchange for guaranteed royalty payments in the future. We expect service revenue to increase approximately 5% in the third quarter of 2006 as compared to this quarter’s results due to the strengthening of our services sales pipeline and the commencement of several projects, which were delayed in this quarter.
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
     The following table outlines software, services and total gross profit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Software gross profit	$1,987	$1,945	$3,366	$3,506
As a percentage of total software revenue	22%	25%	20%	23%
Service gross profit	$1,020	$580	$1,958	$927
As a percentage of service revenue	28%	23%	27%	19%
Total gross profit	$3,007	$2,525	$5,324	$4,433
As a percentage of total revenue	24%	24%	22%	22%
     Software gross profit
     Software gross profit as a percentage of software revenue was 22% for the three months ended June 30, 2006 and 25% for the three months ended June 30, 2005. Software gross profit as a percentage of software revenue was 20% for the six months ended June 30, 2006 and 23% for the six months ended June 30, 2005. These decreases in software gross profit percentage were primarily due to an increase in low margin third-party software revenue and a decrease in high margin proprietary software sales as percentages of total software revenue. Third-party software revenue typically generates a much lower profit margin than our proprietary software whereas our proprietary software revenue has traditionally generated profit margins exceeding 90%. We expect profit margins on our proprietary software sales to remain at a relatively high level for the foreseeable future . Third-party software gross profit as a percentage of third-party software revenue was approximately 15% for the three months ended June 30, 2006 compared to 14% for the three months ended June 30, 2005 due to some rebate adjustments, which positively benefited this quarter. We expect third-party software profit margins to decline in the third quarter of 2006 to approximately 14%, consistent with our recent experience. We expect third-party software sales to continue to be a significant percentage of our overall software revenue, and, therefore, our overall software gross profit is likely to remain relatively low in the foreseeable future. We also expect continued pressure on third-party gross profits due to competition in the marketplace. Our objective is to raise overall software gross profit in the future as we seek to increase sales of our own, high margin, proprietary software products, both in absolute dollars and as a percentage of overall software revenue.
     Service gross profit
Service gross profit was $1,020,000 for the three months ended June 30, 2006 and $580,000 for the three months ended June 30, 2005, representing an increase of $440,000, or 76%. Service gross profit was $2.0 million for the six months ended June 30, 2006 and $900,000 for the six months ended June 30, 2005, representing an increase of $1.1 million, or 122%. Service gross profit as a percentage of service revenue was 28% for the three months ended June 30, 2006, and 23% for the three months ended June 30, 2005 and 27% for the six months ended June 30, 2006, compared to 19% for the six months ended June 30, 2005. The overall improvement in service gross profit is attributable to increased service revenue, improved resource utilization, pricing and contract management partially offset by a decrease in realized rate per hour for the reason discussed previously. Until the end of the second quarter of 2005, we generally employed more service engineering personnel than near-term service engineering demands dictated such that as revenue levels increased in mid-2005, the service gross profit margin increased accordingly. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base and other areas within the company. We expect service margin to improve throughout the year as revenue levels increase and some costs, particularly fringe benefit expense, decline.
Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., legal and audit).
     Selling, general and administrative expenses were $2.5 million for the three months ended June 30, 2006 and $2.1 million for the three months ended June 30, 2005, representing an increase of $400,000, or 19%. Selling, general and administrative expenses represented 20% of total revenue for the three months ended June 30, 2006 and 21% for the three months ended June 30, 2005. Selling, general and administrative expenses were $5.0 million for the six months ended June 30, 2006 and $4.3 million for the six months ended June 30, 2005, representing an increase of $700,000, or 16%. Selling, general and administrative expenses represented 21% of total revenue for the six months ended June 30, 2006 and June 30, 2005.
     These increases were due to higher personnel and facilities costs in 2006 as compared to 2005. Personnel costs increased due to stock-based compensation expense of $115,000 for the three months ended June 30, 2006 and $212,000 for the six months ended June 30, 2006 related to the adoption of SFAS 123R. The remainder of the increases for both the three and six month periods relate to increases in sales personnel costs, including bonuses and commissions, both domestically and internationally as we’ve grown our sales force in light of increasing market opportunity. We expect selling, general and administrative costs to remain relatively flat in the third quarter of 2006 as compared to this quarter’s results with the exception of costs that might be incurred relative to our Sarbanes-Oxley compliance efforts.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs.
     Research and development expenses were $672,000 for the three months ended June 30, 2006 and $447,000 for the three months ended June 30, 2005, representing an increase of $225,000, or 50%. Research and development expenses represented 5% of our total revenue for the three months ended June 30, 2006 and 4% for the three months ended June 30, 2005. Research and development expenses were $1.4 million for the six months ended June 30, 2006 and $833,000 for the six months ended June 30, 2005, representing an increase of $567,000, or 68%. Research and development expenses represented 6% of our total revenue for the six months ended June 30, 2006 and 4% for the six months ended June 30, 2005.
     These increases were specifically attributable to increased payroll and related expenses resulting from headcount growth, as well as increased headcount-based facilities expense allocations. Overall, research and development expense has increased as we increased our focus on expanding our proprietary software products portfolio, particularly during the second half of 2005. We are continuing to execute and evolve our product strategy, but expect no significant increase in research and development expenses in the third quarter of 2006 as compared to this quarter’s results based on our current product plans.

Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents, short-term investments and restricted cash. Interest and other income, was $115,000 for the three months ended June 30, 2006 and $83,000 for the three months ended June 30, 2005, representing an increase of $32,000, or 39%. Interest and other income was $202,000 for the six months ended June 30, 2006 and $142,000 for the six months ended June 30, 2005, representing an increase of $60,000, or 42%. These increases were due to higher prevailing interest rates in 2006 as compared to 2005, partially offset by lower average balances in our cash, cash equivalents and short-term investments.
Income Tax Expense
     Income tax expense was $26,000 for the three and six months ended June 30, 2006 and $66,000 for the three and six months ended June 30, 2005, representing a decrease of $40,000, or 61%. As of June 30, 2005, our Taiwan subsidiary had utilized all of its net operating loss carryforwards. As a result, we recognized income tax expense of $66,000 during the three and six months ended June 30, 2005. We incurred $26,000 in income tax expense as for the three and six months ended June 30, 2006 as a result of additional income taxes and undistributed dividends tax owed for 2005 related to our Taiwan subsidiary. Income tax expense for the remainder of 2006 will be dependent on the results of our Taiwan subsidiary as well as on the potential affect of tax withholding expense due on international sales.
Liquidity and Capital Resources
     As of June 30, 2006, we had $9.8 million of cash, cash equivalents and short-term investments compared to $9.5 million at December 31, 2005. Both of those balances exclude $1.2 million in cash restricted to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at June 30, 2006 was $9.0 million compared to $9.5 million at December 31, 2005. The decrease in working capital was primarily due to a decrease in accounts receivable at June 30, 2006 as compared to December 31, 2005.
     During the six months ended June 30, 2006, net cash provided by operating activities was $367,000. This cash provided was primarily attributable to a $516,000 decrease in accounts receivable driven by improved cash collections, offset by our net loss of $937,000 excluding the effect of non-cash expenses totaling $584,000. During the three months ended June 30, 2005, net cash used in operating activities was $612,000. This cash use was attributable to our net loss of $582,000 during the period.
     Net cash used in investing activities was $4.4 million for the six months ended June 30, 2006 compared to net cash provided by investing activities of $416,000 for the six months ended June 30, 2005. Investing activities in 2006 included $4.2 million used in purchases of short-term investments and $169,000 used to purchase capital equipment. Investing activities in 2005 included $1.0 million provided by maturities of short-term investments, offset by $500,000 used for the purchase of certain assets from Vibren Technologies, Inc., and $84,000 used for the purchase of capital equipment. We expect to invest approximately $150,000 in capital expenditures for the remainder of the year.
     Financing activities generated $69,000 for the six months ended June 30, 2006 and $9,000 for the six months ended June 30, 2005 as a result of stock option exercise proceeds.

Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Vancouver, British Columbia and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31:
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	470	966	934	853	926	3,863	8,012
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$470	$966	$934	$853	$926	$3,863	$8,012

In addition, in the event we were to default under our current corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under our former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $2.0 million at June 30, 2006.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next twelve months.
Related Party Transactions
     Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault has provided us with onsite consulting services since July 2003, when he was appointed to our Board of Directors. Prior to that, during the second quarter of 2003, we had engaged Bibeault & Associates, of which Mr. Bibeault serves as the President, as turnaround consultants. We incurred expenses of $24,000 for the three months ended June 30, 2006 and $48,000 for the six months ended June 30, 2006 under this consulting agreement. We incurred expenses of $31,000 for the three months ended June 30, 2005 and $65,000 for the six months ended June 30, 2005 under this consulting agreement.
     On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement, effective September 30, 2006. Mr. Bibeault will continue to serve as the Chairman of our Board of Directors.

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2006 and June 30, 2005 was not material.
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
     There has been no change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in our case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement of $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.
Customer Litigation
     We are currently in dispute with a former customer regarding payment of amounts due for a contract under which we provided professional engineering services. We have an account receivable outstanding with this former customer of $475,000 as of June 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As required under the contract, the parties engaged in a mediation proceeding on October 6, 2005 in an attempt to resolve the dispute. The parties were unable to reach a resolution during the mediation, and we filed a Complaint for breach of contract and misappropriation of intellectual property against the former customer on December 22, 2005 in federal district court in the state of Delaware. We have asked for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and have reserved the right to request an injunction against the former customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an Answer and Counterclaim against us, denying our claims and alleging breach of contract, tortious interference with the former customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the former customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the former customer to complete the project, any reduction in the value of the former customer’s goodwill, and attorneys’ fees and costs. We filed a Reply to the former customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against us.
     The parties are currently engaged in discovery proceedings in accordance with the court’s Scheduling Order issued March 1, 2006. The court has tentatively scheduled a mediation conference for November 1, 2006 in Delaware before a United States Magistrate Judge. A Pretrial Conference is scheduled for February 8, 2007.
     We believe that we have fulfilled all of our contractual obligations under the services contract, that we are entitled to collect all amounts due under the contract, plus attorneys’ fees and costs, and that we will successfully defend the counterclaims against us. However, there can be no assurance that the court will ultimately rule in our favor, and it may, in fact, rule in favor of the former customer. Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. It is also uncertain whether the defendant will have sufficient assets to satisfy any damages ultimately awarded us by the court should we be successful. A ruling in favor of the former customer, and/or the incurrence of significant expenses could adversely affect our operating results.

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
     We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in North America, including Mexico and the Dominican Republic. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, which can contribute 2-3% of our total gross profit percentage from sales of Microsoft Embedded operating systems on a quarterly basis, our gross profit and operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2005 and will expire on September 30, 2006, unless terminated earlier under the provisions of the ODA.
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
     There are three competitors that also resell Embedded Windows licenses to substantially the same customer base as we do in North America, which can lead to intense competition. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, recently about 14% on average. Our gross profit margin on the sale of Microsoft Embedded operating systems has remained relatively flat recently, but there can be no assurance that gross profit on future sales will not decline given these competitive pressures.

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
     The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would harm our business. We face competition from:
•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, CalAmp, Vanteon and Teleca;

•	Off-shore development companies such as WiPro, particularly those focused on the North American marketplace;

•	ODMs, particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow, Avnet and Bell Microsystems. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase Microsoft Embedded operating systems only from us.
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
Microsoft has released Windows CE version 5.0 and version 5.0 of its Windows Mobile Smartphone and PocketPC operating systems which contain basic SDIO functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product or delay the purchase of our SDIO Now! product while they perform a comparison of the competing products.
     Our agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and the Windows Mobile Smartphone 5.0 and PocketPC 5.0 operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0, v.2.2 and most recently SDIO Now! Hx, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2006 and beyond. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft. Because SDIO Now! represents the majority of our high-margin proprietary software revenue, if customers were to decide the basic SDIO functionality provided by Microsoft was sufficient for their needs or delayed purchase or our SDIO Now! product, our proprietary software revenue and operating results would be adversely impacted.
If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue and operating results could suffer.
     As the developer of Windows, Windows XP Embedded, Windows CE, Windows Mobile for Smartphone and Windows Mobile for PocketPC, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers (e.g. SDIO Now!). Such features could include, for example, software that competes with our own proprietary software products, driver development tools, hardware-support packages and quality-assurance tools. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively affect our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our revenue and gross profit margin accordingly and our operating results could be adversely impacted.

Our ability to maintain or grow the portion of our software revenue attributable to our own proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.
     Proprietary software products provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings as well as other advantages. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.
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
The success and profitability of our engineering service offerings are contingent on our ability to differentiate our offerings adequately in the marketplace, which is, in turn, contingent on our ability to retain our engineering personnel and defend our billing rate structure against those of our competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.
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

We have entered into engineering service agreements where we have agreed to perform our engineering service work at relatively low rates per hour in exchange for royalties, sometimes guaranteed, in the future. There is no guarantee that these arrangements will culminate as anticipated.
     We have entered into service contracts that involve reducing up-front engineering service fees in return for a per-device royalties as our customers ship their devices, and we may enter into more such agreements in the future. These contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects, that their devices may not be successful in the market. In addition, these customers may choose not to pay us all royalties owed, which could negatively impact our revenue and operating results.
If we are unable to license key software from third parties, our business could be harmed.
     We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, and our revenue and operating results could be negatively impacted.
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
     As of June 30, 2006, our shareholders’ equity was $10.9 million. The minimum continued listing requirement for the Nasdaq National Market is $10.0 million. We have incurred significant net losses since 2001 and may incur additional losses in the future. If our shareholders’ equity decreases below $10 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $10 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4450(a)(3). In addition, during the last three years, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price.
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
     In addition to our Microsoft OEM Distribution Agreement described previously, if we default under our corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on the straight-line basis over the length of our ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $2.0 million at June 30, 2006. Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.
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
     If our financial condition continues to erode, particularly if we continue to generate operating losses and our cash balance declines, our customers and potential customers may decide that our financial condition is not sufficient to do business with us, particularly those that have implemented new vendor requirements as part of their Sarbanes-Oxley compliance, and may choose to engage with one of our competitors. Customers choosing not to do business with us as a result of our financial condition could adversely affect our business and operating results.

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
     Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively affect our business and operating results.

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
As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our products and services could be limited, which could negatively impact our revenue and operating results.
     Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations which may limit our ability to sell these customers our products and services. As an example, under our OEM Distribution Agreement with Microsoft, we are only able to resell Microsoft Embedded operating systems largely in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems which could negatively impact our revenue and operating results.
We have initiated litigation against a former customer to recover fees due for engineering services provided by us in the first half of 2005, and there can be no assurance as to the outcome of this proceeding.
     We filed a complaint for breach of contract and misappropriation of intellectual property against a former customer on December 22, 2005 in Federal district court in Delaware. We have petitioned for an award of damages of approximately $475,000, plus interest and attorneys fees and related costs, and we have reserved the right to request an injunction against the customer for misappropriation of intellectual property. On January 27, 2006, the former customer filed an answer and counterclaim against us, denying our claims and alleging breach of contract, tortious interference with the customer’s business and fraud in the inducement of the underlying contract. The former customer has asked for an award of damages that includes a refund of all payments made by them prior to the customer’s breach for non-payment (approximately $280,000), lost profits, costs incurred by the customer to complete the project, any reduction in the value of goodwill, and attorneys’ fees and costs. We filed our reply to the counterclaim on February 16, 2006. We believe that we have fulfilled all of our contractual obligations under the services contract, that we will be able to successfully defend the counterclaims against us, and that we are entitled to collect all amounts due under the contract, plus attorneys’ fees and costs. However, there can be no assurance that the court will ultimately rule in our favor, and it may, in fact, rule in favor of the former customer. Further, the legal proceedings could result in the incurrence of significant legal and related expenses, which may not be recoverable depending on the outcome of the litigation. It is also uncertain whether the defendant will have sufficient assets to satisfy any damages ultimately awarded us by the court should we be successful. An award by the court in favor of the customer and/or the incurrence of significant legal fees which are not recoverable could adversely impact our operating results.
Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.
     We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. As an example, on June 30, 2005, we acquired certain assets of Vibren Technologies, Inc. for $500,000 in cash and the assumption of certain liabilities and obligations. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have implemented reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of the new Sarbanes-Oxley compliance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.
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
     We have historically used stock options and other forms of equity-related compensation as key components of our overall employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. Applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options or new forms of equity instruments to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.
Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.
     Customers outside of North America generated approximately 6% of our total revenue for the six months ended June 30, 2006. We currently have international operations in Taipei, Taiwan, Vancouver British Columbia and Tokyo, Japan. Our international activities and operations expose us to a number of risks, including the following:
•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in the North America;

•	Unfavorable changes in regulatory practices and tariffs;

•	Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

•	Loss or reduction of withholding tax exemptions;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in international markets which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business and operating results.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 6, 2006, the following matter was submitted to a vote at the Annual Meeting of Shareholders:
Proposal 1: Election of Directors. Two Class III directors were elected at our 2006 Annual Meeting for three-year terms ending in 2009 by the vote set forth below:

	Shares	Shares
Nominee	For	Withheld
Elwood D. Howse, Jr.	8,152,151	394,225
William D. Savoy	8,162,636	383,740

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)
Date: August 3, 2006	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: August 3, 2006	By:	/s/ Scott C. Mahan
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