Form 10-Q
period 2006-09-30
BSQUARE CORP /WA
filed 2006-11-09
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares of common stock outstanding as of October 31, 2006: 9,599,638

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,603	$7,694
Short-term investments	6,350	1,800
Accounts receivable, net of allowance for doubtful accounts of $689 at September 30, 2006 and $687 at December 31, 2005	6,808	7,296
Prepaid expenses and other current assets	352	440

Total current assets	16,113	17,230
Equipment, furniture and leasehold improvements, net	841	792
Intangible assets, net	152	304
Restricted cash	1,200	1,200
Other non-current assets	52	44

Total assets	$18,358	$19,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,242	$2,662
Other accrued expenses	2,972	3,298
Accrued compensation	1,187	964
Accrued legal fees	534	534
Deferred revenue	172	270

Total current liabilities	7,107	7,728

Deferred rent	361	379
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,592,856 shares issued and outstanding at September 30, 2006 and 9,553,566 shares issued and outstanding at December 31, 2005	118,985	118,393
Accumulated other comprehensive loss	(416)	(423)
Accumulated deficit	(107,679)	(106,507)

Total shareholders’ equity	10,890	11,463

Total liabilities and shareholders’ equity	$18,358	$19,570

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue:
Software	$7,454	$7,158	$24,354	$22,432
Service	4,041	2,938	11,370	7,795

Total revenue	11,495	10,096	35,724	30,227

Cost of revenue:
Software	5,893	5,783	19,427	17,552
Service (1)	2,775	2,059	8,146	5,988

Total cost of revenue	8,668	7,842	27,573	23,540

Gross profit	2,827	2,254	8,151	6,687
Operating expenses:
Selling, general and administrative (1)	2,500	2,305	7,524	6,563
Research and development (1)	682	493	2,095	1,326

Total operating expenses	3,182	2,798	9,619	7,889

Loss from operations	(355)	(544)	(1,468)	(1,202)
Interest and other income	120	75	322	217

Loss before income taxes	(235)	(469)	(1,146)	(985)
Income tax expense	—	—	(26)	(66)

Net loss	$(235)	$(469)	$(1,172)	$(1,051)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.12)	$(0.11)

Shares used in calculation of basic and diluted loss per share	9,589	9,542	9,580	9,538

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$45	$—	$127	$—
Selling, general and administrative	120	—	332	—
Research and development	20	—	55	—

Total stock-based compensation expense	$185	$—	$514	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,172)	$(1,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	389	253
Stock-based compensation	514	—
Other	—	17
Changes in operating assets and liabilities:
Accounts receivable, net	492	(2,896)
Prepaid expenses and other assets	81	(6)
Accounts payable and accrued expenses	(522)	1,171
Deferred revenue	(99)	397
Deferred rent	(18)	(13)

Net cash used in operating activities	(335)	(2,128)

Cash flows from investing activities:
Purchases of equipment and furniture	(287)	(112)
Acquisition of Vibren assets	—	(500)
Maturities (purchases) of short-term investments, net	(4,550)	5,006

Net cash provided by (used in) investing activities	(4,837)	4,394

Cash flows from financing activities:
Proceeds from exercise of stock options	78	16

Net cash provided by financing activities	78	16

Effect of exchange rate changes on cash	3	(26)

Net increase (decrease) in cash and cash equivalents	(5,091)	2,256
Cash and cash equivalents, beginning of period	7,694	4,943

Cash and cash equivalents, end of period	$2,603	$7,199

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006 and its operating results and cash flows for the three and nine months ended September 30, 2006 and 2005. The accompanying financial information as of December 31, 2005 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC. All intercompany balances have been eliminated. Certain reclassifications have been made for consistent presentation.
     Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of common stock equivalent shares. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period, such as stock options and warrants, using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Because the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.
     As of September 30, 2006, there were stock options and warrants outstanding to acquire 1,865,764 shares of the Company’s common stock. As of September 30, 2005, there were stock options and warrants outstanding to acquire 1,597,977 shares of the Company’s common stock. These shares were excluded from the computation of diluted loss per share because their effect was antidilutive.
     Recent Accounting Pronouncements
     In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN No. 48 might have on the Company’s consolidated results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact that SFAS No. 157 might have on the Company’s consolidated results of operations and financial position.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective prospectively for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact that SFAS No. 158 might have on the Company’s consolidated results of operations and financial position.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.
     In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The Company is currently evaluating the impact that SAB 108 might have on the Company’s consolidated results of operations and financial position.
2. Intangible Assets
     Intangible assets relate to technology acquired from Vibren Technologies, Inc. in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of September 30, 2006. Accumulated amortization of these assets as of September 30, 2006 was $254,000. Amortization expense was $51,000 for the three months ended September 30, 2006 and $152,000 for the nine months ended September 30, 2006 and is expected to be $51,000 for the remainder of 2006 and $101,000 in 2007.
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
     The Company reported a net loss of $235,000, or $0.02 per basic and diluted share, for the three months ended September 30, 2006. Excluding the impact of stock-based compensation expense of $185,000 under FAS123R, the net loss would have been $50,000, or $.01 per basic and diluted share, for that same period.
     The Company reported a net loss of $1,172,000, or $0.12 per basic and diluted share, for the nine months ended September 30, 2006. Excluding the impact of stock-based compensation expense of $514,000 under FAS123R, the net loss would have been $658,000, or $0.07 per basic and diluted share, for that same period.
     Stock-based compensation expense was recorded on the statement of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue — service	$45	$127
Selling, general and administrative	120	332
Research and development	20	55

Total stock-compensation expense	$185	$514

     At September 30, 2006, total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $374,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

     Key Assumptions
     The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	SFAS 123R	SFAS 123	SFAS 123R	SFAS 123
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	90%	101%	94%	102%
Risk-free interest rate	4.8%	4.2%	4.8%	4.0%
Estimated forfeitures	36%	n/a	37%	n/a
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

     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual	Intrinsic
Stock Options	of Shares	Price	Life (in years)	Value
Outstanding at January 1, 2006	1,760,368	$4.75
Granted at fair value	219,500	2.66
Exercised	(39,290)	2.08
Forfeited	(88,243)	3.02
Expired	(86,571)	10.44

Outstanding at September 30, 2006	1,765,764	$4.36	7.84	$73,847

Vested and expected to vest at September 30, 2006	1,487,083	$4.64	0.28	$72,804

Exercisable at September 30, 2006	1,062,803	$5.31	7.17	$70,352

     The weighted-average grant-date fair value was $2.00 per share for options granted during the nine months ended September 30, 2006. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock as of September 30, 2006 for the 184,834 options that were in-the-money at September 30, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $43,000 for the nine months ended September 30, 2006.
     Pro Forma Disclosure
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2005	2005
Net loss, as reported	$(469)	$(1,051)
Compensation expense recognized under APB 25	17	17
Pro forma employee compensation expense under SFAS 123	(208)	(638)

Pro forma net loss	$(660)	$(1,672)

Basic and diluted loss per share, as reported	$(0.05)	$(0.11)

Pro forma basic and diluted loss per share	$(0.07)	$(0.18)

Shares used to calculate pro forma basic and diluted loss per share	9,542	9,538

4. Comprehensive Loss
     Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is attributable to foreign currency translation adjustments.
     Components of comprehensive loss consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(235)	$(469)	$(1,172)	$(1,051)
Foreign currency translation gain (loss)	(8)	(40)	7	(26)

Comprehensive loss	$(243)	$(509)	$(1,165)	$(1,077)

5. Taxes
     In the second quarter of 2005, the Company became aware that certain amounts remitted, or that were planned to be remitted, from its Taiwan subsidiary or Taiwanese customers, might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, the Company began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. If granted, these exemptions eliminate any withholding tax for the contract to which the exemption relates. To date, the Company has received approval for all withholding exemption applications that it has filed for which significant withholding tax might be owed. However, there is no assurance that future exemptions will be granted and if the Company does not receive all, or some, of the exemptions for which it applies, it could be obligated to pay withholding tax in the future. Management is continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with its Taiwan subsidiary.
6. Commitments and Contingencies
Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia and Taipei, Taiwan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In the event the Company was to default under its current corporate headquarters lease, the landlord has the ability to demand payment for a portion of cash payments forgiven in 2004 under its former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $1.9 million at September 30, 2006. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.
     Rent expense was $256,000 for the three months ended September 30, 2006 and $224,000 for the three months ended September 30, 2005. Rent expense was $783,000 for the nine months ended September 30, 2006 and $604,000 for the nine months ended September 30, 2005.
     As of September 30, 2006, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is presented as restricted cash.
Contractual lease commitments at September 30, 2006 were as follows (in thousands):

Operating leases:
Remainder of 2006	$279
2007	1,024
2008	952
2009	853
2010	926
Thereafter	3,864

Total commitments	$7,898

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
Customer Litigation
     As previously reported, the Company has been in dispute with a former customer (“Former Customer”) regarding payment of amounts due for a contract under which the Company provided professional engineering services. The Company has an account receivable outstanding with this former customer of $475,000 as of September 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As a result of the dispute, the Company filed a Complaint for breach of contract and misappropriation of intellectual property against the Former Customer on December 22, 2005 in federal district court in the state of Delaware. On January 27, 2006, the Former Customer filed an Answer and Counterclaim against the Company, and the Company filed its Reply to the Former Customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against it.
     On October 31, 2006, the Company and the Former Customer settled their dispute by entering into a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Former Customer has agreed to pay a Settlement Amount of $200,000 to the Company on or before December 31, 2009 and also provide certain intellectual property to the Company, under a license agreement. The Former Customer made an initial payment of $10,000 upon execution of the Settlement Agreement. The remaining amount owed to the Company under the Settlement Agreement will be satisfied through the purchase of Microsoft embedded operating systems from the Company or through commissions and royalties earned by the Company related to the sale of the Former Customer’s intellectual property. The Former Customer’s parent company has placed its common stock in escrow to guarantee performance under the Settlement Agreement, including an agreement that the Settlement Amount is satisfied by December 31, 2009. Additionally, the Settlement Agreement provides that all claims between the parties are terminated. The settlement structure provides for the possibility of ongoing commission and royalty revenue to the Company after the satisfaction of the $200,000 settlement amount such that the total recovery may be greater than $200,000.

7. Segment Information
     The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		June 30,
	2006	2005	2006	2005
Total revenue:
North America	$10,950	$9,742	$33,651	$28,694
Asia	535	332	2,022	1,407
Other foreign	10	22	51	126

Total revenue (1)	$11,495	$10,096	$35,724	$30,227

	September 30,	December 31,
	2006	2005
Long-lived assets:
North America	$946	$1,047
Asia	47	49

Total long-lived assets	$993	$1,096

(1)	Revenue is attributed to countries based on the location of the customer invoiced.
8. Related Party Transactions
     Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault has provided the Company with onsite consulting services since July 2003, when he was appointed to the Company’s Board of Directors. The Company incurred expenses of $24,000 for the three months ended September 30, 2006 and $72,000 for the nine months ended September 30, 2006 under this consulting agreement. The Company incurred expenses of $24,000 for the three months ended September 30, 2005 and $89,000 for the nine months ended September 30, 2005 under this consulting agreement.
     On June 29, 2006, the Company and Mr. Bibeault agreed to terminate the Company’s consulting agreement, effective September 30, 2006. Mr. Bibeault will continue to serve as the Chairman of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, operating results, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II, “Risk Factors.”
Overview
     We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™ for Pocket PC and Smartphone.
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class Original Equipment Manufacturers (OEMs), Original Design Manufacturers (ODMs), silicon vendors (SVs), peripheral vendors, and enterprises that develop, market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
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
     At September 30, 2006, the total compensation cost related to stock options granted to employees under our stock option plans but not yet recognized was $374,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.
Allowance for Doubtful Accounts
     Our accounts receivable balance is net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectability of our accounts receivable and record an allowance for doubtful accounts. We consider many factors including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. We have an account receivable outstanding of $475,000 as of September 30, 2006 with a former customer and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.
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
     In the second quarter of 2005, we became aware that certain amounts remitted, or that were planned to be remitted, from our Taiwan subsidiary or Taiwanese customers might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, we began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. If granted, these exemptions eliminate any withholding tax for the contract to which the exemption relates. To date, we have received approval for all withholding exemption applications that we have filed for which significant withholding tax might be owed. However, there is no assurance that future exemptions will be granted and if we do not receive all, or some, of the exemptions for which we apply, we could be obligated to pay withholding tax in the future. We are continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.
Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Software	65%	71%	68%	74%
Service	35	29	32	26

Total revenue	100	100	100	100

Cost of revenue:
Software	51	58	54	58
Service	24	20	23	20

Total cost of revenue	75	78	77	78

Gross profit	25	22	23	22

Operating expenses:
Selling, general and administrative	22	22	21	22
Research and development	6	5	6	4

Total operating expenses	28	27	27	26

Loss from operations	(3)	(5)	(4)	(4)
Interest and other income	1	0	1	1

Loss before income taxes	(2)	(5)	(3)	(3)
Income tax expense	0	0	0	0
Net loss	(2)%	(5)%	(3)%	(3)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of the sale of third-party software and sales of our own proprietary software products which includes royalties from our software products, software development kits and smart device reference designs. Engineering service revenue is derived from hardware and software development, maintenance and support contracts, fees for customer training, and rebillable expenses.

     Total revenue was $11.5 million for the three months ended September 30, 2006 and $10.1 million for the three months ended September 30, 2005, representing an increase of $1.4 million, or 14%. Total revenue was $35.7 million for the nine months ended September 30, 2006 and $30.2 million for the nine months ended September 30, 2005, representing an increase of $5.5 million, or 18%. These increases are discussed further below.
     Revenue from customers located outside of the United States includes revenue attributable to our foreign operations, as well as software and engineering services sold to foreign customers from our operations located in the United States. We currently have international sales operations in Taipei, Taiwan and Tokyo, Japan. In the fourth quarter of 2003, we closed our Japan operations, but re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005. Revenue from customers located outside of North America was $545,000 for the three months ended September 30, 2006 and $354,000 for the three months ended September 30, 2005, representing an increase of $191,000, or 54%. Revenue from customers located outside of the North America was $2.1 million for the nine months ended September 30, 2006 and $1.5 million for the nine months ended September 30, 2005, representing an increase of $600,000, or 40%. This increase was primarily due to an increase in service revenue in Taiwan. Billable hours in Taiwan for the nine months ended September 30, 2006 increased 241% from the same period last year.
Software revenue
     Software revenue is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$6,960	$6,667	$22,611	$20,385
BSQUARE proprietary software	494	491	1,743	2,047

Total software revenue	$7,454	$7,158	$24,354	$22,432

Software revenue as a percentage of total revenue	65%	71%	68%	74%

Third-party software revenue as a percentage of total software revenue	93%	93%	93%	91%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue is attributable to sales of our SDIO Now! software product.
     Software revenue was $7.5 million for the three months ended September 30, 2006 and $7.2 million for the three months ended September 30, 2005, representing an increase of $300,000, or 4%. This increase was almost entirely due to higher third-party software revenue of $293,000. Software revenue was $24.4 million for the nine months ended September 30, 2006 and $22.4 million for the nine months ended September 30, 2005, representing an increase of $2.0 million, or 9%. This increase was primarily due to higher third-party software revenue of $2.2 million, partially offset by a decrease of $304,000 in proprietary software revenue. The increases in third-party software sales in 2006 for both the three- and nine-month periods were primarily attributable to an increase in sales to new accounts obtained through a customer referral arrangement entered into in the fourth quarter of 2005. We expect third-party software sales in the fourth quarter of 2006 to increase approximately 20% from the third quarter of 2006 based on the strength of customer sales activities.
     Proprietary software revenue was $494,000 for the three months ended September 30, 2006 and $491,000 for the three months ended September 30, 2005, representing an increase of $3,000, or 1%. Proprietary software revenue was $1.7 million for the nine months ended September 30, 2006 and $2.0 million for the nine months ended September 30, 2005, representing a decrease of $300,000, or 15%. The decrease in 2006 in proprietary software revenue for the nine month period was the result of $300,000 in revenue recognized in the second quarter of 2005 relating to previously underreported non-SDIO royalties from an OEM. We expect proprietary software revenue to increase approximately 50% in the fourth quarter of 2006 as compared to the third quarter of 2006 based on renewed strength of SDIO Now! product sales and increased reference design and related product sales.
     Service revenue
     Service revenue was $4.0 million for the three months ended September 30, 2006 and $2.9 million for the three months ended September 30, 2005, representing an increase of $1.1 million, or 38%. Service revenue represented 35% of total revenue for the three months ended September 30, 2006 and 29% of total revenue for the three months ended September 30, 2005. The increase in service revenue was primarily due to a 44% increase in billable hours from the same period last year, partially offset by a 9% decrease in the realized rate per hour. Service revenue was $11.4 million for the nine months ended September 30, 2006 and $7.8 million for the nine months ended September 30, 2005, representing an increase of $3.6 million, or 46%. Service revenue represented 32% of total revenue for the nine months ended September 30, 2006 and 26% of total revenue for the nine months ended September 30, 2005. The increase in service revenue was primarily due to a 63% increase in billable hours from the same period last year, partially offset by a 11% decrease in the realized rate per hour. The increase in billable hours was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. The decrease in realized rate per hour resulted from the impact of several Asia Pacific contracts on which we are providing engineering services at relatively low rates in exchange for guaranteed royalty payments in the future. We expect service revenue to increase approximately 10% in the fourth quarter of 2006 as compared to the third quarter of 2006 due to the strengthening of our services sales pipeline and the fact that our utilization was negatively impacted in the early part of the third quarter of 2006, something we do not expect to reoccur in the fourth quarter of 2006.
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
     The following table outlines software, services and total gross profit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Software gross profit	$1,561	$1,375	$4,927	$4,880
As a percentage of total software revenue	21%	19%	20%	22%
Service gross profit	$1,266	$879	$3,224	$1,807
As a percentage of service revenue	31%	30%	28%	23%
Total gross profit	$2,827	$2,254	$8,151	$6,687
As a percentage of total revenue	25%	22%	23%	22%
     Software gross profit
     Software gross profit as a percentage of software revenue was 21% for the three months ended September 30, 2006 and 19% for the three months ended September 30, 2005. The increase in software gross profit percentage was driven by an increase in the third-party software gross profit percentage discussed further below. Software gross profit as a percentage of software revenue was 20% for the nine months ended September 30, 2006 and 22% for the nine months ended September 30, 2005. The decrease in software gross profit percentage for the nine month period was primarily due to an increase in low margin third-party software revenue and a decrease in high margin proprietary software sales as percentages of total software revenue. Third-party software revenue typically generates a much lower profit margin than our proprietary software whereas our proprietary software revenue has traditionally generated high profit margins. We expect profit margins on our proprietary software sales to remain at a relatively high level for the foreseeable future. Third-party software gross profit as a percentage of third-party software revenue was 16.6% for the three months ended September 30, 2006 compared to 14.2% for the three months ended September 30, 2005. We expect the third-party software profit percentage to decline in the fourth quarter of 2006 to the 14-15% range; more consistent with our historical averages. We expect third-party software sales to continue to be a significant percentage of our overall software revenue, and, therefore, our overall software gross profit is likely to remain relatively low in the foreseeable future. We also expect continued pressure on third-party gross profits due to competition in the marketplace. Our objective is to raise overall software gross profit in the future as we seek to increase sales of our own, high margin, proprietary software products, both in absolute dollars and as a percentage of overall software revenue.
     Service gross profit
Service gross profit was $1,266,000 for the three months ended September 30, 2006 and $879,000 for the three months ended September 30, 2005, representing an increase of $387,000, or 44%. Service gross profit was $3.2 million for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005, representing an increase of $1.4 million, or 78%. Service gross profit as a percentage of service revenue was 31% for the three months ended September 30, 2006, compared to 30% for the three months ended September 30, 2005 and 28% for the nine months ended September 30, 2006, compared to 23% for the nine months ended September 30, 2005. The overall improvement in service gross profit is attributable to increased service revenue, improved resource utilization, pricing and contract management partially offset by a decrease in realized rate per hour for the reasons discussed previously. Until the end of the second quarter of 2005, we generally employed more service engineering personnel than near-term service engineering demands dictated such that as revenue levels increased in mid-2005, the service gross profit margin increased accordingly. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base and other areas within the company. We expect service margin to continue to improve in the fourth quarter of 2006 as revenue levels increase and some costs, particularly fringe benefit expense, decline.
Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., legal and audit).
     Selling, general and administrative expenses were $2.5 million for the three months ended September 30, 2006 and $2.3 million for the three months ended September 30, 2005, representing an increase of $200,000, or 9%. Selling, general and administrative expenses represented 22% of total revenue for the three months ended September 30, 2006 and 22% for the three months ended September 30, 2005. Selling, general and administrative expenses were $7.5 million for the nine months ended September 30, 2006 and $6.6 million for the nine months ended September 30, 2005, representing an increase of $900,000, or 14%. Selling, general and administrative expenses represented 21% of total revenue for the nine months ended September 30, 2006 and 22% of total revenue for the nine months ended September 30, 2005.
     These increases noted above were due to higher personnel and facilities costs in 2006 as compared to 2005. Personnel costs increased due to stock-based compensation expense of $120,000 for the three months ended September 30, 2006 and $332,000 for the nine months ended September 30, 2006 related to the adoption of SFAS 123R whereas there was none for the comparable periods in 2005. The remainder of the increases for both the three- and nine-month periods relate to increases in sales personnel costs, including bonuses and commissions, both domestically and internationally, as we have grown our sales force in light of increasing market opportunity and personnel costs associated with the Vibren acquisition in June 2005. We expect selling, general and administrative costs to remain relatively flat in the fourth quarter of 2006 as compared to the third quarter of 2006 with the exception of costs that might be incurred relative to our Sarbanes-Oxley compliance efforts.

Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs.
     Research and development expenses were $682,000 for the three months ended September 30, 2006 and $493,000 for the three months ended September 30, 2005, representing an increase of $189,000, or 38%. Research and development expenses represented 6% of our total revenue for the three months ended September 30, 2006 and 5% for the three months ended September 30, 2005. Research and development expenses were $2.1 million for the nine months ended September 30, 2006 and $1.3 million for the nine months ended September 30, 2005, representing an increase of $800,000, or 62%. Research and development expenses represented 6% of our total revenue for the nine months ended September 30, 2006 and 4% for the nine months ended September 30, 2005.
     The increases noted above were specifically attributable to increased payroll and related expenses resulting from headcount growth, as well as increased headcount-based facilities expense allocations. Overall, research and development expense has increased as we have increased our focus on expanding our proprietary software products portfolio, particularly during the second half of 2005. We are continuing to execute and evolve our product strategy, but expect no significant increase in research and development expenses in the fourth quarter of 2006 as compared to the third quarter of 2006 on our current product plans.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents, short-term investments and restricted cash. Interest and other income was $120,000 for the three months ended September 30, 2006 and $75,000 for the three months ended September 30, 2005, representing an increase of $45,000, or 60%. Interest and other income was $322,000 for the nine months ended September 30, 2006 and $217,000 for the nine months ended September 30, 2005, representing an increase of $105,000, or 48%. These increases were due to higher prevailing interest rates in 2006 as compared to 2005, partially offset by lower average cash, cash equivalents and short-term investments balances.
Income Tax Expense
     Income tax expense was zero for the three months ended September 30, 2006 and zero for the three months ended September 30, 2005. Income tax expense was $26,000 for the nine months ended September 30, 2006 and $66,000 for the nine months ended September 30, 2005, representing a decrease of $40,000, or 61%. As of September 30, 2005, our Taiwan subsidiary had utilized all of its net operating loss carryforwards available at that time. As a result, we recognized income tax expense of $66,000 during the nine months ended September 30, 2005. We incurred $26,000 in income tax expense for the nine months ended September 30, 2006 as a result of additional income taxes and undistributed dividends tax owed for 2005 related to our Taiwan subsidiary. Income tax expense for the remainder of 2006 will be dependent on the results of our Taiwan subsidiary as well as on the potential affect of tax withholding expense due on international sales.
Liquidity and Capital Resources
     As of September 30, 2006, we had $9.0 million of cash, cash equivalents and short-term investments compared to $9.5 million at December 31, 2005. Both of those balances exclude $1.2 million in cash restricted to secure our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at September 30, 2006 was $9.0 million compared to $9.5 million at December 31, 2005. The decrease in working capital was primarily due to our net loss for the nine months ended September 30, 2006 offset by non-cash expenses.
During the nine months ended September 30, 2006, net cash used by operating activities was $335,000. This cash use was primarily attributable to our net loss of $1.2 million, offset by the effect of non-cash expenses totaling

$903,000. During the nine months ended September 30, 2005, net cash used in operating activities was $2.1 million. This cash use was attributable to our net loss of $1.1 million during the period and an increase in accounts receivable of $2.9 million due primarily as a result of realizing sales late in the third quarter of 2005.
Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2006 compared to net cash provided by investing activities of $4.4 million for the nine months ended September 30, 2005. Investing activities in 2006 included $4.6 million used in purchases of short-term investments and $287,000 used to purchase capital equipment. Investing activities in 2005 included $5.0 million in maturities of short-term investments, partially offset by $500,000 paid to purchase certain assets from Vibren and $112,000 used to purchase equipment. We expect to invest approximately $100-150,000 in capital expenditures for the remainder of the year.
     Financing activities generated $78,000 for the nine months ended September 30, 2006 and $16,000 for the nine months ended September 30, 2005 as a result of proceeds from stock option exercises.
Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31:
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	279	1,024	952	853	926	3,864	7,898
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$279	$1,024	$952	$853	$926	$3,864	$7,898

In addition, in the event we were to default under our current corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under our former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the current ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $1.9 million at September 30, 2006.
We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next twelve months.
Related Party Transactions
     Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault has provided us with onsite consulting services since July 2003, when he was appointed to our Board of Directors. We incurred expenses of $24,000 for the three months ended September 30, 2006 and $72,000 for the nine months ended September 30, 2006 under this consulting agreement. We incurred expenses of $24,000 for the three months ended September 30, 2005 and $89,000 for the nine months ended September 30, 2005 under this consulting agreement.
     On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement, effective September 30, 2006. Mr. Bibeault will continue to serve as the Chairman of our Board of Directors.

Impact of New Accounting Pronouncements
     Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The following table presents stock-based compensation expense as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of revenue — service	$45	$—	$127	$—
Selling, general and administrative	120	—	332	—
Research and development	20	—	55	—

Total stock-based compensation expense	$185	$—	$514	$—

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2006 and September 30, 2005 was not material.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.
     (b) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Customer Litigation
     As previously reported, we have been in dispute with a former customer (“Former Customer”) regarding payment of amounts due for a contract under which we provided professional engineering services. We have an account receivable outstanding with this former customer of $475,000 as of September 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As a result of the dispute, we filed a Complaint for breach of contract and misappropriation of intellectual property against the Former Customer on December 22, 2005 in federal district court in the state of Delaware. On January 27, 2006, the Former Customer filed an Answer and Counterclaim against us, and we filed our Reply to the Former Customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against us.
     On October 31, 2006, we and the Former Customer settled this dispute by entering into a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Former Customer has agreed to pay a Settlement Amount of $200,000 to us on or before December 31, 2009 and also provide certain intellectual property to us, under a license agreement. The Former Customer made an initial payment of $10,000 upon execution of the Settlement Agreement. The remaining amount owed to us under the Settlement Agreement will be satisfied through the purchase of Microsoft embedded operating systems from us or through commissions and royalties earned by us related to the sale of the Former Customer’s intellectual property. The Former Customer’s parent company has placed its common stock in escrow to guarantee performance under the Settlement Agreement, including an agreement that the Settlement Amount is satisfied by December 31, 2009. Additionally, the Settlement Agreement provides that all claims between the parties are terminated. The settlement structure provides for the possibility of ongoing commission and royalty revenue to us after the satisfaction of the $200,000 settlement amount such that the total recovery may be greater than $200,000.

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
     We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be impacted accordingly. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, and/or our gross profit from these transactions, which is relatively low, could further decline. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, which can contribute 2-3% of our total gross profit percentage from sales of Microsoft Embedded operating systems on a quarterly basis, our gross profit and operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2006 and will expire on September 30, 2007, unless terminated earlier under the provisions of the ODA.
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
     There are two competitors that also resell Embedded Windows licenses to substantially the same customer base as we do in North America, which can lead to intense competition. Additionally, this competition can create additional downward pressure on gross profit margins. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, historically about 14% on average. There can be no assurance that gross profit on future sales will not decline given these competitive pressures.

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
     The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would harm our business. We face competition from:
•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, CalAmp, Vanteon and Teleca;

•	Off-shore development companies such as WiPro, particularly those focused on the North American marketplace;

•	ODMs, particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with customers who purchase only Microsoft Embedded operating systems from us.
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
Microsoft has released Windows CE version 6.0 and version 5.0 of its Windows Mobile Smartphone and PocketPC operating systems which contain basic SDIO functionality. Current and potential customers may decide that the functionality they receive directly from Microsoft is sufficient to complete their device development and may therefore choose not to purchase our SDIO Now! product or delay the purchase of our SDIO Now! product while they perform a comparison of the competing products.
     An agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and the Windows Mobile Smartphone 5.0 and PocketPC 5.0 operating systems. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0, v.2.2 and most recently SDIO Now! Hx, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2006 and beyond. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft as part of the operating system. Because SDIO Now! has traditionally represented the majority of our high-margin proprietary software revenue, if customers were to decide the basic SDIO functionality provided by Microsoft was sufficient for their needs or delayed purchase or our SDIO Now! product, our proprietary software revenue and operating results would be adversely impacted.
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
     Proprietary software product sales provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings as well as other advantages. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.
We may experience delays in our efforts to develop new products and services, and these delays could cause us to miss market opportunities which could negatively impact our revenue and operating results.
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
     The market for smart devices is still emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not develop as anticipated, if at all. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of smart devices, which will depend on many factors, including:
•	The development of content and applications for smart devices;

•	The willingness of large numbers of businesses and consumers to use devices such as smartphones, PDAs and handheld industrial data collectors to perform functions historically carried out manually, or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

•	The evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.
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
     Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded, Windows Mobile for Smartphone and Windows Mobile for PocketPC, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and engineering services which is our primary focus today;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc.; Symbian and Palm OS from PalmSource, Inc.; JavaOS from Sun Microsystems, Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile software for Pocket PC and Windows CE face intense competition from the Linux operating system. In the market for converged devices, Windows Mobile for Pocket PC Phone Edition and for Smartphone face intense competition from the EPOC operating system from Symbian. Windows Embedded operating systems and the Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share therein;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows Embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.
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
     We have entered into service contracts that involve reducing up-front engineering service fees in return for a per-device royalty as our customers ship their devices, and we may enter into more such agreements in the future. These contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects or that their devices may not be successful in the market. In addition, these customers may not to pay us all royalties owed, which could negatively impact our revenue and operating results.
Cooperation and support from Silicon Vendors is critical for the success of our Hardware Reference designs. Such cooperation cannot be guaranteed.
     We have recently been developing hardware reference designs based on the Intel PXA Xscale architecture and plan to develop reference designs based on other silicon architectures. It is important that the silicon on which we base our reference designs receive continued support in the market place by the Silicon Vendor. For example, during the development of our designs, Intel made a strategic decision to sell its PXA Xscale division to Marvell which had negatively impacted the sale of our Xscale-based reference designs. There can be no guarantee that Marvell will continue to pursue and support the markets that we have been targeting with our reference designs. Cooperation and support from SVs is critical to the success of our reference designs, and should the SVs not support our efforts, our revenue and operating results could be negatively impacted.
If we are unable to license key software from third parties, our business could be harmed.
     We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.
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
     As of September 30, 2006, our shareholders’ equity was $10.9 million. The minimum continued listing requirement for the Nasdaq National Market is $10.0 million. We have incurred significant net losses since 2001 and may incur additional losses in the future. If our shareholders’ equity decreases below $10 million, we will be notified by the Nasdaq Listing Qualifications Department that we are not in compliance with the minimum $10 million shareholders’ equity requirement of Nasdaq Marketplace Rule 4450(a)(3). In addition, during the last three years, our common stock has traded at times near or below the $1.00 Nasdaq National Market minimum bid price.
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
     In addition to our Microsoft OEM Distribution Agreement described previously, if we default under our corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on the straight-line basis over the length of our ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $1.9 million at September 30, 2006. Any breach of or non-compliance with these lease agreements or our OEM Distribution Agreement with Microsoft could have a material adverse impact on our business.
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
     Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and engineering services, could cause them to terminate their relationships with us, and/or could increase the credit risk of those customers. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our business and operating results.
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
     It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products or service offerings, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we could be required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, revenue and operating results.
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
     We conduct development activities in non-U.S. locations, primarily India and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity in both our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could also adversely impact the profitability of service engagements employing off-shore resources.
As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our products and services could be limited, which could negatively impact our revenue and operating results.
Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations which may limit our ability to sell these customers our products and services. As an example, under our OEM Distribution Agreement with Microsoft, we are only able to resell Microsoft Embedded operating systems largely in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.
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
     The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date of Section 404 implementation for non-accelerated filers, such as us, such that we are required to issue our report on internal control over financial reporting as of December 31, 2007. We will be required to dedicate significant time and resources during fiscal 2006 and 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business.
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
     Customers outside of North America generated approximately 6% of our total revenue for the nine months ended September 30, 2006. We currently have international operations in Taipei, Taiwan, Vancouver and Tokyo, Japan. Our international activities and operations expose us to a number of risks, including the following:
•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in the North America;

•	Unfavorable changes in regulatory practices and tariffs;

•	Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

•	Loss or reduction of withholding tax exemptions;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies; and

•	General economic and political conditions in international markets which may differ from those in the U.S. These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could harm our business and operating results.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP, dated as of October 1, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the SEC pursuant to request for confidential treatment.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: November 9, 2006
	By:	/s/ Brian T. Crowley

Brian T. Crowley
President and Chief Executive Officer

Date: November 9, 2006
	By:	/s/ Scott C. Mahan

Scott C. Mahan
Vice President of Finance and
Chief Financial Officer

BSQUARE CORPORATION
INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18*+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP, dated as of October 1, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the SEC pursuant to request for confidential treatment.