Form 10-K
period 2006-12-31
BSQUARE CORP /WA
filed 2007-02-16
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(425) 519-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $13,367,000 based on the closing price of $2.217 per share of the registrant’s common stock as listed on the NASDAQ Global Market.

The number of shares of common stock outstanding as of January 31, 2007: 9,618,291

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 6, 2007 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.  Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on current expectations, estimates and projections about our industry and our management’s beliefs and assumptions. When used in this Form 10-K and elsewhere, the words “believes,” “plans,” “estimates,” “intends,” “anticipates,” “seeks” and “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	The development of the smart device market and our ability to address its opportunities and challenges;

•	The adoption of Windows CE, Windows XP Embedded, Pocket PC and Smartphone as operating systems of choice for many smart device hardware and software applications vendors;

•	Our business plan and our strategy for implementing our plan;

•	Our ability to expand our strategic relationships with hardware and software vendors;

•	Our ability to maintain our relationship with Microsoft Corporation (Microsoft);

•	Our ability to address challenges and opportunities in the international marketplace;

•	Our ability to develop our technology and expand our proprietary software and service offerings; and

•	Our anticipated working capital needs and capital expenditure requirements, including our ability to meet our anticipated cash needs.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to BSQUARE Corporation. We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs), original design manufacturers (ODMs), silicon vendors, peripheral vendors, and enterprises that develop, market and distribute smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can be integrated with a diverse set of smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of embedded operating systems — specifically Windows CE, Windows Mobile and Windows XP Embedded — helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards, can be customized to operate across a variety of smart devices and integrate with existing information systems, offers Internet connectivity, and reduces systems requirements compared to traditional PC operating systems.

The smart device marketplace is being influenced by the following factors:

•	Growing demand by business professionals and high-end consumers for converged mobile devices that combine telephony, data (such as email and internet browsing), multimedia and location awareness is driving new sophisticated smart device designs by our OEM customers;

•	The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (IP) set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•	The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources. Microsoft operating systems are already well positioned to leverage this trend with built-in synchronization capabilities, access to Exchange email servers, and similar functionality;

•	Security is becoming an increasingly important concern as devices are able to access networks and store sensitive information locally such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop; and

•	Higher bandwidth networks coupled with the larger displays and increased processing power found on new devices means that more multi-media content will be available to devices — increasing demand for digital rights management, content management and related technologies.

Software and Service Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, device component suppliers such as silicon vendors and peripheral vendors and enterprises with customized device needs such as retailers and field service organizations. Representative customer relationships in 2006 included:

•	A large North American OEM continued to engage us to assist in the development and testing of mobile office phones;

•	Palm, Inc. continued to engage us to provide engineering services for its series of Windows Mobile Smartphone devices;

•	A silicon vendor engaged us to develop drivers for several of its silicon solutions and to include its components on our proprietary hardware reference designs;

•	A silicon vendor engaged us to assist in the development of a series of board support packages (BSPs) in support of various processors;

•	Several large Asian OEMs engaged us to assist in the development of new lines of Windows Mobile-based handheld devices;

•	A large North American silicon vendor engaged us to assist in developing several Windows Mobile BSPs in support of its new line of processors focused on the handset market; and

•	Over 75 OEMs and silicon vendors — including Symbol Technologies, Hewlett-Packard Company (HP), ASUStek Computer, Hand Held Products and Lite-On Technology Corporation — licensed our SDIO Now! technology in 2006 for integration into their smart devices.

We offer a range of software products to our customers for the development and deployment of smart devices, including both those of third parties and our own proprietary software products, along with our engineering service offerings. Our goal is to increase the breadth and depth of our software and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

Third-Party Software Products

We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant source for their smart device project needs. Our third-party software offerings include the following:

•	We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems (OS) and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restrictions, Windows Server with Embedded Restrictions, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/

ME/NT. The majority of our software revenue in 2006 was earned through the resale of Microsoft Embedded operating systems; and

•	We sub-license and resell other third-party software such as the Esmertec Jeode Java Virtual Machine (JVM) under our JEM-CEtm brand name and Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products

Our proprietary software offerings include:

•	SDIO Hx — SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO solutions have become the industry standard software development kit used by OEMs, ODMs and peripheral vendors who are creating SDIO solutions for smart devices running Microsoft Windows CE and Windows Mobile operating systems. There are currently over 100 licensees of our SDIO technology.

In response to customer demand and the changing technology landscape affecting secure digital (SD) technology, we released SDIO Now! 2.2 in the first quarter of 2006. Differentiated from other competitive offerings, this product included features requested by licensees such as support for larger SD memory cards, increased performance and a cost-effective solution for adding any combination of two MultiMediaCards (MMC), SD cards or SDIO cards to converged devices.

In the second quarter of 2006, we extended our SDIO product line with the introduction of our SDIO Hx architecture, which significantly increases the data throughput performance for handheld devices. OEMs can now economically add high performance Wi-Fi capabilities to smartphones and other embedded devices by using an internal SDIO Wi-Fi card while adding a second external expansion slot for high-density memory cards or other SDIO peripherals. The demand for this cost-effective high performance Wi-Fi/memory solution has made it a highly desirable feature on the next generation of handheld devices.

Microsoft has incorporated our SDIO Now! v2.0 technology into its CE 5.0 and Windows Mobile 5.0 operating systems. While the SDIO Hx versions of software have functionality and performance enhancements not found in the SDIO Now! v2.0, there can be no assurance that the inclusion of the SDIO Now! v2.0 software in the base Microsoft operating system will not have a detrimental effect on sales of the SDIO Hx software in the future.

•	Media+ Portable Media Player — Media+ is a digital media-management and player software solution based on Microsoft® Windows® CE 5.0 that enables OEMs to quickly enter the growing market for PMP players, a new product category that enables consumers to enjoy movies and video clips, view family photos, and listen to music on a single mobile device.

•	Our DevkitIDP line of Marvell XScale® Technology-based development platforms accelerate time to market for OEMs building Windows CE 5.0, Windows CE 6.0 and Windows Mobile 5.0 embedded devices. We currently ship DevkitIDP 255, acquired from Vibren Technologies, Inc. (Vibren) in August 2005. The DevkitIDP 255 is based on the Marvel PXA255 Embedded Processor. In 2006, we launched the DevkitIDP 270 based on a new generation Marvell PXA270 embedded processor, as well as DevKitIDP 320 based on the new Marvell 320 PROCESSORS.. We intend on introducing additional development platforms in the future which may be based on other silicon vendors processor families. Our DevkitIDP products uniquely offer a wide variety of peripheral chips and multiple expansion slots, which provides developers valuable flexibility in the early stages of development when device functionality is being validated. The DevkitIDP product layout is optimized so developers can quickly access hardware test points which shortens debug time.

•	Our SchemaBSP tool, acquired from Vibren, reduces customer development efforts. SchemaBSP offers a revolutionary three-step process that, when used in conjunction with Microsoft Platform Builder, reduces Windows CE board bring up time by up to 40%. Once an BSP is created with SchemaBSP, the architecture of the tool enables code reuse across multiple product lines, easy BSP updates when new hardware features are added to a design, and quick migration to new OS versions of Windows CE.

•	Universal serial bus (USB) interfaces.

Software revenue for the last three fiscal years was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Software revenue:
Third-party software	$30,317	$28,561	$25,663
BSQUARE proprietary software	2,617	2,649	2,701

Total software revenue	$32,934	$31,210	$28,364

Software revenue as a percentage of total revenue	66%	73%	73%

Third-party software revenue as a percentage of total software revenue	92%	92%	90%

The resale of Microsoft Embedded operating systems and related products accounts for substantially all of our third-party software revenue.

Engineering Service Offerings

We provide Windows Embedded and Windows Mobile smart device makers with consulting and professional engineering services including:

•	Device solution strategy consulting;

•	Software and hardware design and development services;

•	Platform development systems integration;

•	Application, middleware and multimedia software development;

•	Quality assurance and testing services;

•	Hardware design, prototype and product development services;

•	Customer technical support; and

•	Platform development and quality assurance training.

Customers utilize our engineering service offerings because our deep experience with Windows Embedded operating systems typically results in shorter development cycles and reduced time to market, lower overall costs to complete projects, and product robustness and features the customer may have been unable to achieve through other means.

Revenue from professional engineering services for the last three fiscal years was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Total service revenue	$16,881	$11,713	$10,556

Service revenue as a percentage of total revenue	34%	27%	27%

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software. To advance this strategy, we intend to focus on the following areas:

•	Enhance our proprietary software product portfolio to generate additional revenue, particularly higher margin revenue, through which will have the added benefit of increasing opportunities to sell additional engineering services and third-party software products to our customers. During 2006, we increased our level of research and development in conjunction with the SDIO Hx version releases mentioned previously as well as through the development of our DevKitIDP references designs. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives during 2007;

•	Provide our North American customers of Windows Embedded operating systems with additional product offerings as they become available from Microsoft. For example, in 2006, Microsoft made available to its authorized distributors the Window Embedded Point CE 6.0 operating system, which is targeted at the general device market;

•	Expand our engineering service offerings by adding new packaged engineering services, engineering capabilities, training and custom consulting offerings; for example, we were funded by Microsoft to develop the Windows CE 6.0 training curriculum and plan to deliver the first training course to customers early in 2007;

•	Leverage the significant number of customers gained through our resale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In each quarter, we typically sell Microsoft Embedded operating systems to over 400 unique customers. Today, more of these customers purchase service or software offerings other than the core Microsoft Embedded operating systems than in the past; and

•	Increase the percentage of sales derived from our international customers, particularly by focusing on growing sales in the Asia-Pacific region.

A key element of our strategy is the expansion of our proprietary products that we license to our smart device customers. We believe that the continuing complexity and demands of device development will require our customers to seek out partners that are able to provide more complete device software solutions that can be quickly customized and brought to market.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of embedded operating systems worldwide;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We were the Microsoft Systems Integrator of the Year for 2006;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a leading systems integrator for Microsoft’s Windows Mobile for Smartphone and Pocket PC-based device development projects;

•	We are a Preferred Provider of Visual Tools to Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;

•	We are an authorized Microsoft Windows CE for Automotive Solutions Integrator; and

•	We have been engaged by Microsoft on various service engagements.

We work closely with Microsoft executives, developers, and product managers. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft that enable us to sell our smart device software and service solutions;

•	We receive certain rebates based upon certain predefined objectives and our Microsoft Embedded operating systems sales volume; and

•	We participate in Windows Embedded and Windows Mobile design reviews, enabling early access to product roadmap information wherein we provide important technical and customer feedback.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Customers

Customers of our smart device software and engineering service offerings include leading OEMs, ODMs, enterprises, silicon vendors and peripheral vendors seeking to leverage the benefits of Windows Embedded operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include Digipos Systems Inc., Electronics for Imaging, Inc., Lockheed Martin, Micros Systems, Inc., Microsoft Corporation, PalmOne, Inc. and Solectron.

Sales and Marketing

We market our smart device software and engineering services to OEMs, ODMs, enterprises, silicon vendors and peripheral vendors predominantly through our direct sales force located in the United States, Taipei, Taiwan and Tokyo, Japan. We do not make significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, advertising, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development organization is responsible for the design, development and release of our reference design and software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing our engineering staff located in Bellevue, Washington and Akron, Ohio.

Competition

The market for Windows-based embedded software and services is extremely competitive. We face competition from the following:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, Vanteon and Teleca;

•	Off-shore development companies such as WiPro, particularly those focused on the North American marketplace

•	ODMs, particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with these customers. The gross profit

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

International Operations

During 2006, our international operations consisted principally of subsidiaries and operations in Taipei, Taiwan and Vancouver, British Columbia, Canada. Because our OEM Distribution Agreement with Microsoft restricts our resale of Microsoft Embedded operating systems to North America, including Mexico, our foreign operations have traditionally focused on the sale of our own proprietary software products, particularly SDIO Now!, and engineering services. In the fourth quarter of 2005, we re-established a direct sales presence in Tokyo, Japan. We intend to continue to rebuild our ability to sell our products and services in Japan during 2007 and also plan on broadening our sales presence throughout the Asia-Pacific marketplace. We formalized and expanded our partnership with an engineering services firm in Hydrabad, India during 2006 although there are no commitments in terms of the utilization of those resources.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

As of December 31, 2006, we had 170 employees, including 109 employees in professional engineering services, 12 employees in research and product development, and 49 employees in sales, marketing and administrative services. Of these employees, 138 are located in the United States, 11 are located in Canada and 21 are located in Taiwan. In addition, from time to time, we employ temporary employees, consultants and contractors. As of December 31, 2006, we employed 41 contractors compared to 31 at December 31, 2005.

The following highlights the number of employees by area:

	December 31,
	2006	2005	2004

Professional Engineering Services	109	68	59
Research and Product Development	12	9	7
Sales, Marketing and Administrative	49	47	48

Total	170	124	114

As conditions necessitate, periodically professional engineering service employees will perform research and development engineering and visa versa.

Intellectual Property and Other Proprietary Rights

Our intellectual property is critical to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual arrangements. There can, however, be no assurance that our efforts will be effective to prevent the misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with those developed by us.

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

Available Information

We are a reporting company and file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC at http://www.sec.gov.

Our Internet website can be found at www.bsquare.com. We make available free of charge through our investor relations section, under “SEC Filings,” all our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2007.

Name	Age	Positions

Donald B. Bibeault	65	Chairman of the Board
Brian T. Crowley	46	President and Chief Executive Officer, Director
Elwood D. Howse, Jr.	67	Director
Elliott H. Jurgensen, Jr.	62	Director
Scot E. Land	53	Director
William D. Savoy	42	Director
Kendra A. VanderMeulen	55	Director
Carey E. Butler	52	Vice President, Professional Engineering Services
Scott C. Mahan	42	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Larry C. Stapleton	44	Vice President, North American Sales

Donald B. Bibeault has been our Chairman of the Board since July 2003. His term of office as a director expires at the 2008 Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, chief executive officer, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation, Bank of America amongst others. In 2005, Dr. Bibeault was given the first ever Lifetime Achievement Award by the Association of Certified Turnaround Professionals (ACTP). He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and the Board of Visitors of Golden Gate

University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, a M.B.A. from Columbia University and a Ph.D from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School.

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

Elwood D. Howse, Jr. has been a director of BSQUARE since November 2002. His current term of office as a director expires at the 2009 Annual Meeting of Shareholders. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm formed in 1977. Mr. Howse also participated in the founding of Cable, Howse and Ragen, investment banking and stock brokerage firm, today owned by Wells Fargo and known as Ragen MacKenzie. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Formotus, Inc., OrthoLogic Corporation, Perlego Systems Inc., PowerTech Group, Inc. and not-for profits Junior Achievement Worldwide and Junior Achievement of Washington. He has served on a number of other corporate boards in the past. Mr. Howse received both a B.S. in engineering and a M.B.A. from Stanford University and served in the U.S. Navy submarine force.

Elliott H. Jurgensen, Jr. has been a director of BSQUARE since January 2003. His term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as an audit partner. During his career he held a number of leadership roles, including Managing Partner of the Bellevue, Washington office of KPMG from 1982 to 1991, and Managing Partner of the Seattle, Washington office of KPMG from 1993 to 2002. He is also a director of McCormick & Schmick’s Seafood Restaurants, Inc., Isilon Systems, Inc. and ASC Management, Inc. Mr. Jurgensen has a B.S. in accounting from San Jose State University.

Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Land is currently Executive Director, Program on Technology Commercialization, University of Washington. Prior to joining the faculty of the UW, Mr. Land was a managing director of Cascadia Capital LLC. Mr. Land was a founder and managing director of Encompass Ventures from September 1997 to July 2005, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, (a wholly owned subsidiary of GE) founded by Mr. Land in October 1988, that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies.

William D. Savoy has been a director of BSQUARE since May 2004. His current term of office as a director expires at the 2009 Annual Meeting of Shareholders. Mr. Savoy currently consults with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as the president of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as the president of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as the president and chief executive officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its chief financial officer from August 1988 to June 1989. He is also a director of Drugstore.com, where he is a member of the audit committee and chairman of the compensation committee. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.

Kendra VanderMeulen has been a director at BSQUARE since March 2005. Her term of office as a director expires at this year’s Annual Meeting of Shareholders. Ms. VanderMeulen recently served as executive vice president, Mobile at InfoSpace, and is an active board member or advisor to a variety of companies in the wireless Internet arena, including Perlego Systems, Inc., and Inrix, Inc. Ms. VanderMeulen joined AT&T Wireless (formerly McCaw Cellular Communications, now Cingular) in 1994 to lead the formation of the wireless data division. Prior to McCaw, Ms. VanderMeulen served as COO and president of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Ms. VanderMeulen received a BS degree in mathematics from Marietta College and a MS degree in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T.

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

Larry C. Stapleton has been our Vice President of North America Sales since March 2005. Mr. Stapleton is responsible for sales of professional engineering services, products and distribution. Prior to joining BSQUARE, Mr. Stapleton served as Vice President of Global Business Development at Terabeam from November 1999 to April 2004, where he was responsible for developing telecom carrier business for broadband wireless access equipment in Asia and managing employees and VAR partnerships in Singapore, Malaysia, Japan, China, Philippines, and South Korea. Prior to that, Mr. Stapleton served as Terabeam’s Vice President, Product Development, responsible for developing all of Terabeam’s optical telecommunications equipment. From November 1997 to November 1999, Mr. Stapleton was Vice President of Sales and Marketing for SelfCHARGE, a contract product design and manufacturing (ODM) startup developing products for the medical, consumer and industrial markets. Before that he was Senior Director of Client Services at Teague from April 1992 to November 1997, generating designs for AT&T, Microsoft, John Deere, and many other Fortune 500 companies. He also has held a variety of product development, marketing, and engineering positions with several Fortune 100 companies. His degrees include an M.B.A. from University of Washington and a B.S., Mechanical Engineering, from San Jose State University.

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

Microsoft-Related Risk Factors

Due to the market that we serve and, in particular, our focus on devices utilizing Microsoft’s Embedded operating systems as well as the fact that a significant portion of our revenue is derived from the resale of Microsoft Embedded operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be negative impacted. Moreover, if the ODA with Microsoft is renewed on less favorable terms, our revenue could decrease, our gross profit from these transactions, which is low relative to our gross profit from sales of our proprietary software products, could further decline and/or our operating expenses could increase. Microsoft offers us, and our competitors, largely volume-based rebates under the ODA and its related programs which have the effect of increasing our software gross profit. If Microsoft were to reduce, or eliminate, these rebate programs, which can contribute 2-3% of our total gross profit percentage from sales of Microsoft Embedded operating systems on a quarterly basis, our gross profit and operating results would be negatively impacted. Microsoft informed us in the fourth quarter of 2006 that they are restructuring the rebate program beginning in the first quarter of 2007. We expect this restructuring to have a negative impact on our gross profit but are not yet able to quantify the impact. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was last renewed in October 2006 and will expire on June 30, 2007, unless terminated earlier under the provisions of the ODA.

Microsoft has audited our records under our OEM Distribution Agreement in the past and will do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.

There are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. We underwent an audit under the ODA with Microsoft covering a period of five years which concluded in the second quarter of 2004. Microsoft determined that we had correctly reported royalties during the audit period but that we could not account for all license inventory that we had received from Microsoft’s authorized replicators. While we disagreed with many of the audit findings, we ultimately chose to settle the dispute. Total settlement costs of $310,000 were recognized in the second quarter of 2004, which included audit costs of $140,000. In addition, we were notified during the fourth quarter of 2006 that Microsoft will be conducting another audit, which is currently scheduled to begin in March 2007. It is possible that future audits could result in additional charges.

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

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which could have a negative impact on our revenue and operating results.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue and operating results could be negatively impacted.

As the developer of Windows, Windows XP Embedded, Windows CE and Windows Mobile, Microsoft could add features to its operating systems or could develop products that directly compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively affect our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our products and reduce our revenue and gross profit margin accordingly and our operating results could be adversely impacted.

Microsoft has released Windows CE version 6.0 and version 5.0 of its Windows Mobile Smartphone and PocketPC operating systems which contain basic SDIO functionality and is therefore competitive with our SDIO Hx Now! and SDIO Hx product offerings. An agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and Windows Mobile 5.0. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0, v.2.2 and most recently SDIO Now! Hx, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2007 and beyond. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft as part of the operating system. Sales of SDIO Now! have traditionally represented the majority of our high-margin proprietary software revenue.

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

Because a significant portion of our revenue to date has been generated by software products and engineering services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded and Windows Mobile, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and engineering services which is our primary focus today;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and pSOS from WindRiver Systems Inc.; Symbian and Palm OS from PalmSource, Inc.; JavaOS from Sun Microsystems, Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile faces intense competition from the Linux operating system. In the market for converged devices, Windows Mobile faces intense competition from the Symbian operating system. Windows Embedded operating systems and the Windows Mobile for Smartphone may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share therein;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows Embedded operating systems and Windows Mobile targeted platforms; and

•	The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded operating systems and Windows Mobile targeted platforms, potential purchasers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would harm our business. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	North American engineering service firms such as Intrinsyc, Vanteon and Teleca;

•	Off-shore development companies such as WiPro, particularly those focused on the North American marketplace;

•	ODMs, particularly those in Taiwan who are adding software development capabilities to their offerings;

•	Contract manufacturers who are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with these customers. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, historically about 14% on average. There can be no assurance that gross profit on future sales will not decline given these competitive pressures.

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

We are a leader in providing engineering services to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, significantly all of whom are currently based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

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

We have entered into engineering service agreements in which we have agreed to perform our engineering service work at relatively low rates per hour in exchange for royalties, sometimes guaranteed, in the future. There is no guarantee that these arrangements will culminate as anticipated.

We have entered into service contracts that involve reducing up-front engineering service fees in return for a per-device royalty as our customers ship their devices, and we may enter into more such agreements in the future. Many of these contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects or that their devices may not be successful in the market. In addition, these customers may not pay us all royalties owed, which could negatively impact our revenue and operating results.

Cooperation and support from silicon vendors is critical for the success of our hardware reference designs. Such cooperation cannot be assured.

We have been developing hardware reference designs based on the Marvell PXA Xscale architecture and plan to develop reference designs based on other silicon architectures. It is important that the silicon on which we base our reference designs receive continued support in the marketplace by the silicon vendors. For example, during the development of our designs, Intel made a strategic decision to sell its PXA Xscale division to Marvell which negatively impacted the sale of our Xscale-based reference designs. There can be no assurance that Marvell will continue to pursue and support the markets that we have been targeting with our reference designs. Cooperation and support from silicon vendors is critical to the success of our reference designs, and should silicon vendors not support our efforts, our revenue and operating results could be negatively impacted.

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

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. As an example, on June 30, 2005, we acquired certain assets of Vibren Technologies, Inc. for $500,000 in cash and the assumption of certain liabilities and obligations. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In some cases, we have implemented reductions in workforce and office closures in connection with an acquisition, which has resulted in significant costs to us. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of the Sarbanes-Oxley and other corporate governance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

Intellectual Property-Related Risk Factors

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our products or service offerings, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that third-party technology incorporated into our products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we are required to indemnify our customers for claims made against them that are based on our products or services. There can be no assurance that infringement or invalidity claims related to the products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could have a material adverse effect on our business, revenue and operating results.

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

Governace and Contract-Related Risk Factors

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

We will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2007. We will be required to dedicate significant time and resources during fiscal 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report (currently required by December 31, 2008) which, in turn, may further adversely affect our business and operating results.

Non-compliance with our lease agreement could have a material adverse impact on our financial position.

If we default under our corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on a straight-line basis over the length of our ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $1.8 million at December 31, 2006. Any breach of or non-compliance with these lease agreements could have a material adverse impact on our business.

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

International Operations-Related Risk Factors

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated approximately 5% of our total revenue for the year ended December 31, 2006. We currently have international operations in Taipei, Taiwan; Vancouver, British Columbia, Canada; and Tokyo, Japan. Our international activities and operations expose us to a number of risks, including the following:

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

We conduct development activities in non-U.S. locations, primarily India, through a partnership with a local company, and Taiwan, to take advantage of the high-quality, low-cost software development resources found in these countries. Additionally, we have plans to increase development activity in both our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Moving portions of our software development to these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could also adversely impact the profitability of service engagements employing offshore resources.

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

In North America, we also lease office space in San Diego, California; Longmont, Colorado; Akron, Ohio; and Vancouver, British Columbia, Canada. We also lease office space internationally in Taipei, Taiwan. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

Item 3.	Legal Proceedings.

IPO Litigation

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering (the “Underwriter Defendants”). The suits purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

The plaintiffs allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against us. On October 13, 2004, the district court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed this decision and the Second Circuit vacated the district court’s decision granting class certification in the six focus cases on December 5, 2006. The plaintiffs have not yet moved to certify a class in our case.

We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the district court. On December 14, 2006, Judge Scheindlin held a hearing. The plaintiffs informed the district court that they planned to file a petition for rehearing and rehearing en banc. The district court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on the plaintiffs’ petition for rehearing. The plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the district court, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the Underwriter Defendants. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the Underwriter Defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the Underwriter Defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the district court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan Chase preliminary agreement, if approved, will only offset the insurers’ obligation to cover the remainder of the plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JPMorgan Chase settlement, or $212.5 million. Therefore, if the JPMorgan Chase preliminary agreement to settle is finalized and then approved by the district court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JPMorgan Chase preliminary agreement.

We anticipate that any potential financial obligation of us to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the district court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Customer Litigation

As previously reported, we had been in dispute with a former customer (“Former Customer”) regarding payment of amounts due for a contract under which we provided professional engineering services. We had an account receivable outstanding with the Former Customer of $475,000 as of September 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005 related to this account receivable. As a result of the dispute, we filed a Complaint for breach of contract and misappropriation of intellectual property against the Former Customer on December 22, 2005 in federal district court in the state of Delaware. On January 27, 2006, the Former Customer filed an Answer and Counterclaim against us, and we filed our Reply to the Former Customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against us.

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

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (formerly known as the NASDAQ National Market) under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market. These prices reflect the 1-for-4 reverse stock split that occurred effective October 7, 2005. For 20 trading days subsequent to and including the effective date of the reverse split, our common stock traded under the symbol “BSQRD.”

	High	Low

Year Ended December 31, 2006:
First Quarter	$3.99	$2.77
Second Quarter	$3.04	$1.87
Third Quarter	$2.50	$1.93
Fourth Quarter	$3.00	$1.93
Year Ended December 31, 2005:
First Quarter	$6.00	$1.84
Second Quarter	$2.32	$1.52
Third Quarter	$3.04	$1.84
Fourth Quarter	$4.06	$1.90

Holders

As of January 31, 2007 there were approximately 206 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$49,815	$42,923	$38,920	$37,542	$37,506
Cost of revenue(1)	37,828	33,039	29,870	31,141	30,795

Gross profit	11,987	9,884	9,050	6,401	6,711
Operating expenses:
Selling, general and administrative(1)	10,046	9,504	9,176	12,609	19,230
Research and development(1)	2,820	1,950	855	1,768	10,747
Acquired in-process research and development	—	—	—	—	1,698
Amortization of intangible assets	—	—	—	50	847
Impairment of goodwill and other intangible assets	—	—	—	453	6,472
Restructuring and other related charges (credits)	—	—	40	(2,960)	16,249

Total operating expenses	12,866	11,454	10,071	11,920	55,243

Loss from operations	(879)	(1,570)	(1,021)	(5,519)	(48,532)
Interest and other income (expense)	442	287	237	1,059	(1,900)

Loss from continuing operations before income taxes	(437)	(1,283)	(784)	(4,460)	(50,432)
Income tax provision	(29)	(14)	(11)	(75)	(1,696)

Loss from continuing operations	(466)	(1,297)	(795)	(4,535)	(52,128)
Loss from discontinued operations	—	—	(6,256)	(9,449)	(6,478)

Loss before cumulative effect of change in accounting principle	(466)	(1,297)	(7,051)	(13,984)	(58,606)
Cumulative effect of change in accounting principle	—	—	—	—	(14,932)

Net loss	$(466)	$(1,297)	$(7,051)	$(13,984)	$(73,538)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.14)	$(0.08)	$(0.49)	$(5.73)
Loss from discontinued operations	—	—	(0.66)	(1.01)	(0.71)
Cumulative effect of change in accounting principle	—	—	—	—	(1.64)

Basic and diluted net loss per share	$(0.05)	$(0.14)	$(0.74)	$(1.50)	$(8.08)

(1) Stock-based compensation expense:

Cost of revenue — service	$190	$—	$—	$—	$—
Selling, general and administrative	445	17	—	—	—
Research and development	80	—	—	—	—

Total stock-based compensation expense	$715	$17	$—	$—	$—

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$11,109	$10,694	$12,943	$17,745	$35,425
Working capital	$10,252	$9,502	$11,125	$16,490	$27,957
Total assets	$19,676	$19,570	$18,944	$30,113	$53,569
Long-term obligations, net of current portion	$355	$379	$375	$—	$5,431
Shareholders’ equity	$12,076	$11,463	$12,734	$19,338	$32,634

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business — Forward-Looking Statements” and Item 1A of Part I, “Risk Factors.”

Overview

We provide software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, PDAs, personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class OEMs, ODMs, silicon vendors, peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the four revenue recognition criteria stated above. We recognize royalty revenue when we receive the royalty report from the customer, which is usually thirty to forty-five days after month end.

Deferred revenue includes deposits received from customers for service contracts and unamortized service contract revenue, customer advances under OEM licensing agreements and maintenance revenue. In instances where final acceptance of the software or services is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, we accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R and consequently have not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

At December 31, 2006, total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $470,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

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

In the second quarter of 2005, we became aware that certain amounts remitted, or that were planned to be remitted, from our Taiwan subsidiary or Taiwanese customers might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, we began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. When granted, these exemptions eliminate any withholding tax and Taiwan-based income tax, as applicable, for the contract to which the exemption relates. To date, we have received approval for all withholding exemption applications that we have filed for which significant withholding tax might be owed. However, there is no assurance that future exemptions will be granted, and if we do not receive all, or some, of the exemptions for which we apply, we could be obligated to pay withholding tax in the future. We are continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue
	Year Ended December 31,
	2006	2005	2004

Consolidated Statements of Operations Data:
Revenue:
Software	66%	73%	73%
Service	34	27	27

Total revenue	100	100	100

Cost of revenue:
Software	52	58	56
Service	24	19	21

Total cost of revenue	76	77	77

Gross profit	24	23	23
Operating expenses:
Selling, general and administrative	20	22	24
Research and development	6	5	2

Total operating expenses	26	27	26

Loss from operations	(2)%	(4)%	(3)%

Comparison of the Years Ended December 31, 2006, 2005 and 2004

Revenue

Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include royalties from our software products, software development kits and smart device reference designs as well as royalties from our software products. Engineering service revenue is derived from hardware and software development, maintenance and support contracts, fees for customer training, and rebillable expenses.

Total revenue was $49.8 million in 2006 and $42.9 million in 2005, representing an increase of $6.9 million or 16%. This increase was due to higher sales of software and engineering services discussed further below.

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

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. We currently have international operations in Taipei, Taiwan; Vancouver, British Columbia, Canada; and Tokyo, Japan. In the fourth quarter of 2003, we closed our Japan operations, but re-established a direct sales presence in Tokyo, Japan, in the fourth quarter of 2005. Revenue from customers located outside of North America was $2.7 million in 2006 and $2.3 million in 2005, representing an increase of $.4 million or 17%. This increase was primarily due to increased service revenue at our Taiwan subsidiary. Billable hours in Taiwan for 2006 increased 144% from 2005 offset by a 56% decline in our realized rate per hour in Taiwan attributable to some service contracts on which we have agreed to perform services at relatively low rates in exchange for per device royalties, some of which are guaranteed. Revenue from customers located outside of the United States was $3.8 million in 2005 and $4.8 million in 2004, representing a decrease of $1.0 million or 20%. This decrease was primarily due to a continued decrease in engineering projects in Asia.

Software revenue

Software revenue for 2006, 2005 and 2004 is presented below (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Software revenue:
Third-party software	$30,317	$28,561	$25,663
BSQUARE proprietary software	2,617	2,649	2,701

Total software revenue	$32,934	$31,210	$28,364

Software revenue as a percentage of total revenue	66%	73%	73%

Third-party software revenue as a percentage of total software revenue	92%	92%	90%

The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue is attributable to sales of our SDIO Now! software product.

Software revenue was $32.9 million in 2006 and $31.2 million in 2005, representing an increase of $1.7 million or 6%. This increase was primarily due to higher third-party software revenue of $1.8 million, partially offset by a decrease of $32,000 in proprietary software revenue. The increase in third-party software sales was primarily attributable to an increase in sales to new accounts obtained through a customer referral arrangement entered into in the fourth quarter of 2005. We expect third-party software sales in 2007 to increase approximately 5-10% from 2006 based on current industry projections, a new customer referral arrangement entered into in the fourth quarter of 2006 and growth in the market for Microsoft embedded server products which we resell.

Software revenue was $31.2 million in 2005 and $28.4 million in 2004, representing an increase of $2.8 million or 10%. Excluding sales to Cardinal of $831,000 in 2005 and $7.4 million in 2004, software sales to customers other than Cardinal increased $9.4 million or 45% from 2004. This increase was due to third-party software sales growth within our top-10 accounts, increases in new account revenue, higher per account revenue for non-top-10 accounts and an increase in customer referral revenue beginning in the fourth quarter of 2005. Effective October 1, 2005, we entered into a relationship with a third party and obtained its customer list. Under this relationship, we paid a referral fee on the gross margin generated from these customers through September 30, 2006.

Proprietary software revenue was $2.6 million in 2006 and 2005 and $2.7 million in 2004. Revenue was flat due to decreased sales of our SDIO Now! product, offset by higher sales of our reference design products including Schema BSP and our IDP Development kits. Sales of our SDIO Now! software product fell primarily due to competing technology being introduced from Microsoft. Sales of our reference design products increased due to the acquisition of certain of these products from Vibren Technologies, Inc. in June 2005 coupled with the launch of our IDP 270 development platform. Proprietary software revenue in 2006 included $169,000 of royalty revenue from several Asia Pacific service contracts, which contain minimum guaranteed royalties. We expect proprietary software revenue to increase approximately 50-85% in 2007 as compared to 2006 based on renewed strength of SDIO Now! product sales, increased reference design and related product sales due primarily to the introduction of our new IDP 320 development platform and royalty revenue stemming from the Asia Pacific contracts referenced previously assuming these customers fulfill their contractual obligations.

Service revenue

Service revenue for 2006, 2005 and 2004 is presented below (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Total service revenue	$16,881	$11,713	$10,556

Service revenue as a percentage of total revenue	34%	27%	27%

Service revenue was $16.9 million in 2006 and $11.7 million in 2005, representing an increase of $5.2 million or 44%. This increase was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. Billable hours increased 58%, while the realized rate per hour decreased 11%. Billable hour growth occurred both in North America and our Taiwan subsidiary. The decrease in our realized rate per hour was driven by our Taiwan subsidiary, where we are engaged in several contracts pursuant to which we have provided or are providing services at relatively low rates in exchange for royalty payments in the future, some of which are guaranteed. Royalties on such contracts are not recognized until reported by the customer.

Service revenue was $11.7 million in 2005 and $10.6 million in 2004, representing an increase of $1.1 million or 11%. This increase was due to higher activity levels driven by overall market strength, sales improvements and improved personnel utilization. The realized rate per hour in 2005 was up 14% from 2004, while billable hours remained relatively flat.

Gross profit

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren in June 2005, is included in cost of software revenue and was $190,000 in 2006, $95,000 in 2005 and zero in 2004. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, plus related facilities and depreciation costs. Gross profit on the sales of third-party software products were also positively affected by rebates we received from Microsoft which we earn through the achievement of previously defined objectives. Rebates comprised $599,000 of our gross profit in 2006, $632,000 in 2005 and $360,000 in 2004.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Software gross profit	$6,817	$6,531	$6,471
As a percentage of software revenue	21%	21%	23%
Service gross profit	$5,170	$3,353	$2,579
As a percentage of service revenue	31%	29%	24%
Total gross profit	$11,987	$9,884	$9,050
As a percentage of total revenue	24%	23%	23%

Software gross profit

Software gross profit as a percentage of software revenue was 21% in 2006 and 21% in 2005. Higher margins on third-party software sales were offset by lower margins on proprietary product sales primarily due to intangible asset amortization affecting proprietary software cost-of-sales for a full year in 2006 compared to half a year in 2005. Third-party software revenue typically generates a much lower profit margin than our proprietary software;

our proprietary software revenue has typically generated 90% and greater gross margins. The third-party software gross profit percentage was 14.9% in 2006, 14.0% in 2005 and 14.7% in 2004.

Software gross profit as a percentage of software revenue was 21% in 2005 and 23% in 2004. The decrease in software gross profit percentage was primarily due to the increase in lower margin third-party software revenue as a percentage of total software revenue.

We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin is likely to remain relatively low in the foreseeable future. We expect our third-party software gross profit margin to decline to approximately 13% in 2007, based on increased competitive pressures and lower projected rebates. We expect our proprietary software gross margin, historically very high, to improve in 2007 based on higher revenue levels and the discontinuance in the third quarter of 2007 of the Vibren intangible asset amortization discussed previously.

Service gross profit

Service gross profit was 31% in 2006, 29% in 2005 and 24% in 2004. The overall improvements in gross profit were attributable to increased service revenue, improved resource utilization, improved pricing and contract management, partially offset by a decrease in realized rate per hour for reasons discussed previously. Until the end of the second quarter of 2005, we generally employed more service engineering personnel than near-term service engineering demands dictated such that as revenue levels increased in 2004 and the first half of 2005, the service gross profit margin increased accordingly. In addition, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed such that as service revenue levels increased in 2005 and 2006, service gross profit margin improved due to fixed costs being spread over a larger revenue base. Facilities and related allocations represented approximately 7% of total service cost of revenue in 2006 and 10% in 2005 and 2004.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services (e.g., legal and audit).

Selling, general and administrative expenses were $10.0 million in 2006 and $9.5 million in 2005, representing an increase of $500,000 or 5%. Selling, general and administrative expenses represented 20% of our total revenue in 2006 and 22% in 2005. Total selling, general and administrative expenses increased due to stock-based compensation expense of $445,000 recognized during 2006, higher facilities and related costs, higher personnel costs and higher sales commissions and bonuses, partially offset by lower bad debt expense, lower professional fees and lower marketing costs.

Selling, general and administrative expenses were $9.5 million in 2005 and $9.2 million in 2004, representing an increase of $328,000 or 4%. Selling, general and administrative expenses represented 22% of our total revenue in 2005 and 24% in 2004. Total selling, general and administrative expenses increased due to bad debt expense of $399,000 related to a customer contract dispute, higher facilities and related costs, higher personnel costs and higher recruiting costs to support increased hiring, partially offset by lower marketing costs, lower commissions and the audit settlement costs of $310,000 recognized in 2004 related to our OEM Distribution Agreement with Microsoft.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and related facilities and depreciation costs. Research and development expenses in all periods exclude expenses related to the hardware business unit, which are included in discontinued operations.

Research and development expenses were $2.8 million in 2006 and $2.0 million in 2005, representing an increase of $800,000 or 40%. Research and development expenses represented 6% of our total revenue in 2006 and 5% in 2005. During 2006, we increased our level of research and development in conjunction with the SDIO Now! version releases mentioned previously as well as the initiation and continuation of our reference design development efforts. The increase was specifically attributable to increased payroll and related expenses resulting from headcount growth as well as increased allocated expenses where service engineering personnel were contributing to the product development effort. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives during 2007.

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

Interest and other

Interest and other income consists of interest earnings on our cash, cash equivalents and short-term investments, as well as adjustments made to the carrying value of cost-based investments. Interest and other income was $442,000 in 2006 and $287,000 in 2005, representing an increase of $155,000, or 54%, with the increase attributable to higher balances in short-term investments and higher prevailing interest rates in 2006 as compared to 2005. Interest and other income was $287,000 in 2005 and $237,000 in 2004, representing an increase of $50,000, or 21%, with the increase attributable to generally higher prevailing interest rates in 2005 as compared to 2004.

Taxes

Federal, state and foreign income taxes resulted in a tax provision of $29,000 in 2006, $14,000 in 2005 and $11,000 in 2004, yielding an effective rate of (6.7%) in 2006, (1.1%) in 2005 and (0.2%) in 2004. The tax provision in all three years related to our Taiwan subsidiary.

We provided full valuation allowances on deferred tax assets during 2006, 2005 and 2004 because of uncertainty regarding their realizability. The increase in the valuation allowance on our deferred tax assets was $887,000 in 2006, $360,000 in 2005 and $3.2 million in 2004. At December 31, 2006 we had approximately $70.4 million of net operating loss carryforwards and $2.0 million of tax credit carryforwards, which begin to expire in 2021. In addition, we have $8.2 million of capital loss carryforwards, which expire in 2008. Utilization of these net operating losses and tax credits may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events which cause limitations in the amount of net operating losses and tax credits that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three-year period.

In the second quarter of 2005, we became aware that certain amounts remitted, or that were planned to be remitted, from our Taiwan subsidiary or Taiwanese customers might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, we began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. When granted, we expect these exemptions would eliminate any withholding tax and Taiwan-based income tax, as applicable, for the contract to which the exemption relates. To date, we have received approval for all withholding exemption applications that we have filed for which significant withholding tax might be owed. However, there is no assurance that future exemptions will be granted and if we do not receive all, or some, of the exemptions for which we apply, we could be obligated to pay withholding tax in the future. We are continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with our Taiwan subsidiary.

Loss from discontinued operations

During the second quarter of 2004, we decided to discontinue our hardware business and, consequently, the results of those operations have been accounted for and presented as a discontinued operation. A reconciliation of the loss from discontinued operations for 2004 is presented below (in thousands):

	Year Ended December 31,
	2006	2005	2004

Hardware revenue	$—	$—	$890
Cost of hardware revenue	—	—	3,138

Gross profit (loss)	—	—	(2,248)
Operating expenses	—	—	2,272
Amortization of intangible assets	—	—	267
Restructuring and related charges	—	—	312
Impairment of assets	—	—	1,157

Loss from discontinued operation	$—	$—	$(6,256)

Included in cost of hardware revenue in 2004 is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000 related to corporate allocations.

Restructuring and related charges included in loss from discontinued operations include the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Employee separation	$—	$—	$194
Impairment of assets	—	—	1,157
Other charges	—	—	118

Total restructuring and impairment charges	$—	$—	$1,469

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

Liquidity and Capital Resources

As of December 31, 2006, we had $11.1 million of cash, cash equivalents, short-term investments and restricted cash compared to $10.7 million at December 31, 2005. Specifically, we had $9.9 million of unrestricted cash, cash equivalents, and short-term investments and $1.2 million of restricted cash at December 31, 2006. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. During 2006, net cash provided by operating activities was $413,000. This cash provided was primarily attributable to a $129,000 decrease in accounts receivable driven by improved cash collections, offset by our net loss of $466,000 excluding the effect of non-cash expenses totaling $1.2 million. Our working capital at December 31, 2006 was $10.3 million compared to $9.5 million at December 31, 2005.

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

Investing activities used cash of $5.8 million in 2006 and provided cash of $4.3 million in 2005 and $648,000 in 2004. Investing activities in 2006 included $5.4 million used to purchase short-term investments and $357,000 used for capital equipment purchases. Investing activities in 2005 included $5.0 million provided by the maturity of short-term investments, offset by $500,000 of net cash used in the acquisition of certain assets of Vibren Technologies in the second quarter of 2005 and $226,000 used for capital equipment purchases. Investing activities in 2004 included $1.3 million provided by the maturity of short-term investments and $776,000 used for capital expenditures primarily related to the purchase of furniture, equipment and leasehold improvements for our new corporate headquarters in the second and third quarters of 2004.

Financing activities provided cash of $121,000 in 2006, $26,000 in 2005 and $461,000 in 2004 as a result of employees’ exercise of stock options.

Tabular Disclosure of Contractual Obligations

We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31:
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	1,024	952	853	926	975	2,889	7,619
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$1,024	$952	$853	$926	$975	$2,889	$7,619

In addition to these lease obligations, we have the following future or potential cash commitment:

•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.8 million at December 31, 2006. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our new ten-year headquarters lease.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Related Party Transactions

Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault provided us with onsite consulting services from July 2003, when he was appointed to our Board of Directors, to September 2006. We incurred expenses of $72,000 in 2006, $113,000 in 2005 and $158,000 in 2004 under this consulting agreement. On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement, effective September 30, 2006. Mr. Bibeault continues to serve as the Chairman of our Board of Directors.

Impact of New Accounting Pronouncements

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The following table presents stock-based compensation expense (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cost of revenue — service	$190	$—	$—
Selling, general and administrative	445	17	—
Research and development	80	—	—

Total stock-based compensation expense	$715	$17	$—

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact our financial position or results of operations.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for us on January 1, 2007 and is not expected to have a material impact our financial position or results of operations.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a material impact on our financial position or results of operations.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not impact our financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for us on January 1, 2007 and is not expected to have a material impact on our financial position or results of operations.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by us after November 15, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  We primarily hold non-derivative financial instruments in our short-term investment portfolio. Our cash equivalents consist of high-quality securities, as specified in our investment policy guidelines. The policy limits the amount of credit exposure to any one issue to a maximum of 15% and any one issuer to a maximum of 10% of the total portfolio, with the exception of treasury securities, commercial paper and money market funds, which are exempt from size limitation. The policy limits all short-term investments to mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted average interest rates as of December 31, 2006 and 2005. This table does not include cash equivalents or money market funds, as those funds are not subject to market risk.

	Maturing in
	Three Months	Three Months		Fair
	or Less	to One Year	Total	Value
		(Dollars in thousands)

As of December 31, 2006
Included in short-term investments	$7,200	$226	$7,426	$7,426
Weighted average interest rate	5.34%	—	—	—
As of December 31, 2005
Included in short-term investments	$1,800	$—	$1,800	$1,800
Weighted average interest rate	4.39%	—	—	—

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

Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiary are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the year ended December 31, 2006 was not material.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF MOSS ADAMS, LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BSQUARE Corporation

We have audited the accompanying consolidated balance sheet of BSQUARE Corporation as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(a)(2) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSQUARE Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Moss Adams LLP

Seattle, Washington
February 15, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Shareholders of BSQUARE Corporation

We have audited the accompanying consolidated balance sheet of BSQUARE Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed at Item 15(a)(2) for the years ended December 31, 2005 and 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Seattle, Washington
February 24, 2006

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$2,483	$7,694
Short-term investments	7,426	1,800
Accounts receivable, net of allowance for doubtful accounts of $198 at December 31, 2006 and $687 at December 31, 2005	7,167	7,296
Prepaid expenses and other current assets	421	440

Total current assets	17,497	17,230
Equipment, furniture and leasehold improvements, net	821	792
Intangible assets, net	101	304
Restricted cash	1,200	1,200
Other non-current assets	57	44

Total assets	$19,676	$19,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$2,662
Other accrued expenses	2,877	3,298
Accrued compensation	1,046	964
Accrued legal fees	534	534
Deferred revenue	154	270

Total current liabilities	7,245	7,728
Deferred rent	355	379
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,617,755 shares issued and outstanding at December 31, 2006 and 9,553,566 shares issued and outstanding at December 31, 2005	119,229	118,393
Accumulated other comprehensive loss	(180)	(423)
Accumulated deficit	(106,973)	(106,507)

Total shareholders’ equity	12,076	11,463

Total liabilities and shareholders’ equity	$19,676	$19,570

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share
		amounts)

Revenue:
Software	$32,934	$31,210	$28,364
Service	16,881	11,713	10,556

Total revenue	49,815	42,923	38,920

Cost of revenue:
Software	26,117	24,679	21,893
Service(1)	11,711	8,360	7,977

Total cost of revenue	37,828	33,039	29,870

Gross profit	11,987	9,884	9,050

Operating expenses:
Selling, general and administrative(1)	10,046	9,504	9,176
Research and development(1)	2,820	1,950	855
Restructuring and other related charges	—	—	40

Total operating expenses	12,866	11,454	10,071

Loss from operations	(879)	(1,570)	(1,021)
Interest and other income	442	287	237

Loss from continuing operations before income taxes	(437)	(1,283)	(784)
Income tax provision	(29)	(14)	(11)

Loss from continuing operations	(466)	(1,297)	(795)
Loss from discontinued operations	—	—	(6,256)

Net loss	$(466)	$(1,297)	$(7,051)

Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.14)	$(0.08)
Loss from discontinued operations	(0.00)	(0.00)	(0.66)

Basic and diluted loss per share	$(0.05)	$(0.14)	$(0.74)

Shares used in calculation of basic and diluted loss per share	9,586	9,541	9,464

(1)	Includes the following amounts related to stock-based compensation expense:

Cost of revenue — service	$190	$—	$—
Selling, general and administrative	445	17	—
Research and development	80	—	—

Total stock-based compensation expense	$715	$17	$—

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
			(In thousands, except share amounts)

Balance, January 1, 2004	—	—	9,375,493	$117,889	$(392)	$(98,159)	$19,338
Net loss	—	—	—	—	—	(7,051)	(7,051)
Foreign currency translation adjustment	—	—	—	—	(14)	—	(14)

Comprehensive loss							(7,065)
Exercise of stock options	—	—	157,589	461	—	—	461

Balance, December 31, 2004	—	—	9,533,082	118,350	(406)	(105,210)	12,734
Net loss	—	—	—	—	—	(1,297)	(1,297)
Foreign currency translation adjustment	—	—	—	—	(17)	—	(17)

Comprehensive loss							(1,314)
Exercise of stock options	—	—	20,484	26	—	—	26
Stock-based compensation	—	—	—	17	—	—	17

Balance, December 31, 2005	—	—	9,553,566	118,393	(423)	(106,507)	11,463
Net loss	—	—	—	—	—	(466)	(466)
Foreign currency translation adjustment	—	—	—	—	17	—	17
Unrealized gain on available-for-sale securities	—	—	—	—	226	—	226

Comprehensive loss							(223)
Exercise of stock options	—	—	64,189	121	—	—	121
Stock-based compensation	—	—	—	715	—	—	715

Balance, December 31, 2006	—	$—	9,617,755	$119,229	$(180)	$(106,973)	$12,076

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(466)	$(1,297)	$(7,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	532	379	584
Stock-based compensation	715	17	—
Impairment and restructuring charges of discontinued operations	—	—	3,069
Decrease of assets of discontinued operations	—	—	781
Restructuring and other related charges	—	—	40
Other	—	—	(37)
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Restricted cash	—	—	2,706
Accounts receivable, net	133	(2,465)	1,422
Prepaid expenses and other assets	7	(41)	841
Accounts payable and accrued expenses	(367)	1,979	(3,826)
Deferred revenue	(117)	(118)	(756)
Deferred rent	(24)	4	375

Net cash provided by (used in) operating activities	413	(1,542)	(1,852)

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(357)	(226)	(776)
Maturity (purchases) of short-term investments, net	(5,400)	5,000	1,339
Acquisition of Vibren assets	—	(500)	—
Proceeds from the disposal of equipment	—	—	85

Net cash provided by (used in) investing activities	(5,757)	4,274	648

Cash flows from financing activities:
Proceeds from exercise of stock options	121	26	461

Net cash provided by financing activities	121	26	461

Effect of exchange rate changes on cash	12	(7)	(14)

Net increase (decrease) in cash and cash equivalents	(5,211)	2,751	(757)
Cash and cash equivalents, beginning of year	7,694	4,943	5,700

Cash and cash equivalents, end of year	$2,483	$7,694	$4,943

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

The Company’s software and engineering services are focused on devices running versions of the Microsoft Windows family of embedded operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, recognizing revenue, assessing the collectability of accounts receivable, the adequacy of the allowance for doubtful accounts, the realization of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants (using the treasury stock method) and convertible securities (using the if-converted method). Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalent shares were 2,069,530 at December 31, 2006, 1,860,368 at December 31, 2005 and 1,765,058 at December 31, 2004.

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

The Company’s short-term investments consist primarily of investment-grade marketable securities, which are classified as held-to-maturity and recorded at amortized cost, which approximates fair value. Due to the short-term nature of these investments, changes in market interest rates would not have a significant impact on their fair value. In addition, the Company holds investments in equity securities, which are classified as available-for-sale.

Financial Instruments and Concentrations of Risk

The Company has the following financial instruments: cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value based on their liquidity or short-term nature.

Allowance for Doubtful Accounts

The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company estimates the collectability of our accounts receivable and records an allowance for doubtful accounts. The Company considers many factors when making this estimate, including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $39,000 in 2006, $10,000 in 2005 and $7,000 in 2004.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options granted to employees according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

The adoption of SFAS 123R had and will have a material impact on the Company’s consolidated financial position and results of operations. See Note 8 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax, on marketable securities categorized as available-for-sale.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2006	2005

Accumulated net unrealized gain on available-for-sale securities	$226	$—
Accumulated foreign currency translation	(406)	(423)

Accumulated other comprehensive loss	$(180)	$(423)

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

Revenue Recognition

The Company recognizes revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the selling price is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

The Company recognizes revenue upon shipment provided that no significant obligations remain on its part and substantive acceptance conditions, if any, have been met. The Company also enters into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (PCS). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (VSOE) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

When elements such as engineering services and royalties are contained in a single arrangement, the Company recognizes revenue from engineering services as it is earned in accordance with the four revenue recognition criteria stated above. The Company recognizes royalty revenue when it receives the royalty report from the customer, which is usually thirty to forty-five days after month end.

Deferred revenue includes deposits received from customers for service contracts and unamortized service contract revenue, customer advances under OEM licensing agreements and maintenance revenue. In instances where final acceptance of the software or services is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Recent Accounting Pronouncements

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS 123R on January 1, 2006. Details related to the adoption of SFAS 123R and the impact to the Company’s financial statements are more fully discussed in Note 8 — Shareholders’ Equity.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. The adoption of SFAS 154 on January 1, 2006 did not impact the Company’s financial position or results of operations.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company on January 1, 2007 and is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. The adoption of FSP 115-1 on January 1, 2006 did not impact the Company’s financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 was effective for the Company on January 1, 2007 and is not expected to have a material impact on the Company’s financial position or results of operations.

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by the Company after November 15, 2006.

2.	Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company’s cash, cash equivalents, short-term investments and restricted cash consist of the following (in thousands):

	December 31,
	2006	2005

Cash and equivalents:
Money market funds	$1,504	$6,348
Cash	979	1,346

	$2,483	$7,694

Short-term investments:
Municipal securities	$7,200	$1,800
Equity securities, available-for-sale	226	—

	$7,426	$1,800

Restricted cash:
Commercial time deposits	$1,200	$1,200

Unrealized gains on short-term investments were $226,000 in 2006 and zero in 2005 and 2004.

3.	Equipment, Furniture and Leasehold Improvements

Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2006	2005

Computer equipment and software	$2,660	$2,344
Office furniture and equipment	1,079	1,041
Leasehold improvements	529	524

	4,268	3,909
Less: accumulated depreciation and amortization	(3,447)	(3,117)

	$821	$792

Depreciation and amortization expense was $329,000 in 2006, $277,000 in 2005 and $584,000 in 2004.

4.	Asset Purchase

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

Intangible assets relate to technology acquired in the Vibren acquisition in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of December 31, 2006. The accumulated amortization of these assets was $305,000 and the net book value was $101,000.

Amortization expense was $203,000 in 2006 and $102,000 in 2005 and is expected to be $101,000 in 2007.

6.	Income Taxes

The income tax provision is attributable to income and withholding taxes and was $29,000 in 2006, $14,000 in 2005 and $11,000 in 2004 all related to the Company’s Taiwan subsidiary. The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2006	2005

Deferred income tax assets:
Depreciation and amortization	$1,594	$1,915
Accrued expenses and reserves	500	744
Net operating loss carryforwards	23,912	22,589
Capital loss carryforwards	2,898	2,773
Research and development credit carryforwards	2,048	2,010
Stock-based compensation	118	—
Other	2	154

Gross deferred tax assets	31,072	30,185
Less: valuation allowance	(31,072)	(30,185)

Total deferred tax assets	$—	$—

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2006	2005	2004

Taxes at the U.S. statutory rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Increase in valuation allowance	(41.9)	(28.1)	(37.3)
International operations	(6.4)	1.7	(0.2)
State income tax	1.5	—	—
Other, net	6.4	(8.7)	3.3

	(6.7)%	(1.1)%	(0.2)%

The Company has provided a full valuation allowance on deferred tax assets during 2006, 2005 and 2004 because of the uncertainty regarding their realizability. The valuation allowance increased $887,000 in 2006, $360,000 in 2005 and $3.2 million in 2004. At December 31, 2006, the Company had approximately $70.3 million of net operating loss carryforwards and $2.0 million of tax credit carryforwards, which begin to expire in 2021. In addition, the Company has $8.2 million of capital loss carryforwards, which expire in 2008. Utilization of these net operating losses and tax credits may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three-year period.

In the second quarter of 2005, the Company became aware that certain amounts remitted, or that were planned to be remitted, from its Taiwan subsidiary or Taiwanese customers, might be subject to withholding tax at 20% of the amount remitted. In the fourth quarter of 2005, the Company began applying for withholding tax exemptions from the Taiwan government on all significant contracts on which withholding tax might be owed. When granted, these exemptions eliminate any withholding tax and Taiwan-based income tax, as applicable, for the contract to which the exemption relates. To date, the Company has received approval for all withholding exemption applications that it has filed for which significant withholding tax might be owed. However, there is no assurance that future exemptions will be granted and if the Company does not receive all, or some, of the exemptions for which it applies, it could be obligated to pay withholding tax in the future. Management is continuing to evaluate alternative business and tax planning strategies to minimize corporate income and withholding tax obligations in connection with its Taiwan subsidiary.

7.	Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; and Taipei, Taiwan. The company leases office space in Akron, Ohio on a month-to-month basis.

In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of that lease term. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, in the event the Company was to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $1.8 million at December 31, 2006. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

Rent expense was $1,048,000 in 2006, $839,000 in 2005 and $472,000 in 2004.

As of December 31, 2006, the Company had $1.2 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at December 31, 2006 were as follows (in thousands):

Operating leases:
2007	$1,024
2008	952
2009	853
2010	926
2011	975
Thereafter	2,889

Total commitments	$7,619

Legal Proceedings

IPO Litigation

In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and the underwriters of its initial public offering (the “Underwriter Defendants”). The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.

The plaintiffs allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the district court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed this decision and the Second Circuit vacated the district court’s decision granting class certification in the six focus cases on December 5, 2006. The plaintiffs have not yet moved to certify a class in the Company’s case.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the settlement, which has not yet been finally approved by the district court. On December 14, 2006, Judge Scheindlin of the district court held a hearing. The plaintiffs informed the district court that they planned to file a petition for rehearing and rehearing en banc. The district court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on the plaintiffs’ petition for rehearing. The plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the district court, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against the Underwriter Defendants. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the Underwriter Defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the Underwriter Defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the district court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan Chase preliminary agreement, if approved, will only offset the insurers’ obligation to cover the remainder of the plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JPMorgan Chase settlement, or $212.5 million. Therefore, if the JPMorgan Chase preliminary agreement to settle is finalized and then approved by the district court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JPMorgan Chase preliminary agreement.

The Company anticipates that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the district court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Customer Litigation

As previously reported, the Company had been in dispute with a former customer (“Former Customer”) regarding payment of amounts due for a contract under which the Company provided professional engineering services. The Company had an account receivable outstanding with the Former Customer of $475,000 as of September 30, 2006 and increased the allowance for doubtful accounts by $475,000 in the fourth quarter of 2005

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to this account receivable. As a result of the dispute, the Company filed a Complaint for breach of contract and misappropriation of intellectual property against the Former Customer on December 22, 2005 in federal district court in the state of Delaware. On January 27, 2006, the Former Customer filed an Answer and Counterclaim against the Company, and the Company filed its Reply to the Former Customer’s Answer and Counterclaim on February 16, 2006, denying all counterclaims against it.

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

8.	Shareholders’ Equity

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

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options granted to employees according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes:

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense was recorded on the statement of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cost of revenue — service	$190	$—	$—
Selling, general and administrative	445	17	—
Research and development	80	—	—

Total stock-compensation expense	$715	$17	$—

The impact of stock-based compensation expense under FAS 123R reduced net income by $715,000 and basic and diluted earnings per share by $0.08.

At December 31, 2006, total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $470,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
	SFAS 123R	SFAS 123	SFAS 123

Dividend yield	0%	0%	0%
Expected life	4 years	4 years	4 years
Expected volatility	92%	99%	140%
Risk-free interest rate	4.8%	4.1%	3.1%
Estimated forfeitures	36%	n/a	n/a

Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Activity

The following table summarizes activity under the Company’s stock option plans for the three years ended December 31, 2006:

			Weighted Average
			Remaining
	Number	Weighted Average	Contractual	Aggregate Intrinsic
Stock Options	of Shares	Exercise Price	Life (In Years)	Value

Outstanding at January 1, 2004	1,443,427	$9.69
Granted at fair value	794,233	2.59
Exercised	(157,589)	2.86
Forfeited	(260,044)	6.61
Expired	(154,969)	21.50
Outstanding at December 31, 2004	1,665,058	6.33	8.52	$3,578,918

Granted at fair value	580,351	2.89
Exercised	(20,484)	1.29
Forfeited	(201,490)	3.15
Expired	(263,067)	12.15
Outstanding at December 31, 2005	1,760,368	4.75	8.26	$905,851

Granted at fair value	558,400	2.38
Exercised	(64,189)	1.94
Forfeited	(138,084)	2.91
Expired	(146,965)	9.02

Outstanding at December 31, 2006	1,969,530	$3.98	7.98	$712,000

Vested and expected to vest at December 31, 2006	1,596,116	$4.31	0.35	$545,000

Exercisable at December 31, 2006	1,058,280	$5.12	7.04	$320,000

The weighted-average grant-date fair value was $1.73 per share for options granted during 2006, $2.50 during 2005 and $4.99 during 2004. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock as of December 31, 2006 for the number of options that were in-the-money at year end. There were 416,979 options that were in-the-money at December 31, 2006, 346,522 at December 31, 2005 and 458,054 at December 31, 2004. The Company issues new

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $59,000 for 2006, $26,000 for 2005 and $324,000 for 2004.

Pro Forma Disclosure

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to January 1, 2006 (in thousands except per share amounts):

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(1,297)	$(7,051)
Compensation expense recognized under APB No. 25	—	—
Employee compensation expense under SFAS No. 123	(848)	(1,592)

Pro forma net loss	$(2,145)	$(8,643)

Basic and diluted loss per share, as reported	$(0.14)	$(0.74)

Pro forma basic and diluted loss per share	$(0.22)	$(0.91)

Shares used to calculate pro forma basic and diluted loss per share	9,541	9,464

Common Stock Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2006	2005

Stock options outstanding	1,969,530	1,760,368
Stock options available for future grant	516,572	319,438
Warrants outstanding	100,000	100,000

	2,586,102	2,179,806

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares. The Company has retroactively adjusted all share information to reflect the reverse stock split in the accompanying financial statements and footnotes.

9.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company, at its discretion, may elect to match the participants’ contributions to the Profit Sharing Plan. Participants will receive their share of the value of their investments and any applicable vesting upon retirement or termination, subject to a vesting schedule. The Company made matching contributions of $269,000 in 2006, $200,000 in 2005 and $91,000 in 2004.

10.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash paid for income taxes	$38	—	—

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

11.	Significant Customers

The Company did not have any customers that accounted for at least 10% of revenue in 2006 or 2005. Sales to Cardinal Healthcare Systems (Cardinal) represented 19% of revenue in 2004. Substantially all of our sales to Cardinal were of Microsoft Embedded operating systems. Cardinal discontinued purchasing from the Company in the first quarter of 2005.

12.	Related Party Transactions

Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault has provided the Company with onsite consulting services since July 2003, when he was appointed to the Company’s Board of Directors. The Company incurred expenses of $72,000 in 2006, $113,000 in 2005 and $158,000 in 2004 under this consulting agreement. On June 29, 2006, the Company and Mr. Bibeault agreed to terminate this consulting agreement, effective September 30, 2006. Mr. Bibeault continues to serve as the Chairman of the Company’s Board of Directors.

13.	Geographic and Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Year Ended December 31,
	2006	2005	2004

Total revenue:
North America	$47,108	$40,600	$35,812
Asia	2,561	2,261	2,887
Other foreign	146	62	221

Total revenue(1)	$49,815	$42,923	$38,920

	At December 31,
	2006	2005

Long-lived assets:
North America	$877	$1,047
Asia	45	49

Total long-lived assets	$922	$1,096

(1)	Revenue is attributed to countries based on location of customer invoiced.

14.	Discontinued Operations

The loss from discontinued operations is presented below (in thousands):

	Year Ended December 31,
	2006	2005	2004

Hardware revenue	$—	$—	$890
Cost of hardware revenue	—	—	3,138

Gross profit (loss)	—	—	(2,248)
Operating expenses	—	—	2,272
Amortization of intangible assets	—	—	267
Restructuring and related charges	—	—	312
Impairment of assets	—	—	1,157

Loss from discontinued operations	$—	$—	$(6,256)

Included in cost of hardware revenue is a $1.6 million net charge related to the impairment of inventory. Included in operating expenses of the discontinued operations are $74,000 related to corporate allocations, which are now allocated to continuing operations.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring and impairment charges included in loss from discontinued operations include the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Employee separation	$—	$—	$194
Impairment of assets	—	—	1,157
Other charges	—	—	118

Total restructuring and impairment charges	$—	$—	$1,469

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

15.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2006 and 2005 are as follows (in thousands except per share data):

2006 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$11,584	$12,645	$11,495	$14,091
Gross profit	2,317	3,007	2,827	3,836
Income (loss) from operations(1)	(936)	(177)	(355)	589
Net income (loss)	$(849)	$(88)	$(235)	$706

Basic and diluted income (loss) per share	$(0.09)	$(0.01)	$(0.02)	$0.07

Shares used in calculation of income (loss) per share:
Basic	9,564	9,586	9,589	9,604

Diluted	9,564	9,586	9,589	9,651

(1) Stock-based compensation expense included in cost of revenue and operating expenses	$154	$175	$185	$201

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$9,815	$10,316	$10,096	$12,696
Gross profit	1,908	2,525	2,254	3,197
Loss from operations(2)(3)	(604)	(54)	(544)	(368)
Net loss	$(545)	$(37)	$(469)	$(246)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.05)	$(0.03)

Shares used in calculation of basic and diluted loss per share	9,535	9,536	9,542	9,551

(2) Stock-based compensation expense included in operating expenses	$—	$—	$17	$—

(3)	In the fourth quarter of 2005, the Company incurred bad debt expense of $399,000 related to an ongoing customer dispute.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in our internal control over financial reporting during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is set forth in Part I of this report Item 1, “Business — Directors and Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The information required by this Item regarding our audit committee and audit committee financial expert and any material changes to the procedures by which shareholders may recommend nominees to our board of directors is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

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

The information required by this Item is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2007 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

1. Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A. Consolidated Balance Sheets at December 31, 2006 and 2005.

B. Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.

C. Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

D. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this report:

A. Schedule II — Valuation and Qualifying Accounts.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 77 to 80 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date: February 15, 2007

By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: February 15, 2007

By:	/s/ Scott C. Mahan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 15, 2007, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Brian T. Crowley Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Mahan Scott C. Mahan	Vice President, Finance and Chief Financial Officer(Principal Financial and Accounting Officer)

/s/ Donald B. Bibeault Donald B. Bibeault	Chairman of the Board

/s/ Scot E. Land Scot E. Land	Director

Signature	Title

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director

/s/ William D. Savoy William D. Savoy	Director

/s/ Kendra VanderMeulen Kendra VanderMeulen	Director

BSQUARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Amounts	Balance at
Year Ended	of Period	Expenses	Accounts	Written Off	End of Period
	(In thousands)

December 31, 2006(1)	$687	$—	$—	$489	$198
December 31, 2005(2)	$222	$399	$86	$20	$687
December 31, 2004	$320	$59	$—	$157	$222

(1)	In the fourth quarter of 2006, the Company settled an ongoing dispute with a former customer, which resulted in a write off of $475,000.

(2)	In the fourth quarter of 2005, the Company incurred bad debt expense of $399,000 related to an ongoing customer dispute.

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation(1)
3	.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3	.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation(20)
3.2		Bylaws and all amendments thereto(14)
4.1		See Exhibits 3.1, 3.1(a), 3.1(b) and 3.2 for provisions defining the rights of the holders of common stock
4.2		Form of Warrant to purchase common stock(16)
10.1		Amended and Restated Stock Option Plan, as amended(25)
10	.1(a)	1998 Mainbrace Stock Option Plan(3)
10	.1(b)	2000 Non-Qualified Stock Option Plan(4)
10	.1(c)	Infogation Corporation 1996 Stock Option Plan(12)
10	.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)
10	.1(e)	Form of Stock Option Agreement(24)
10.2		Employee Stock Purchase Plan(1)
10	.2 (a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)
10.3		401(k) Plan(1)
10.4		Form of Indemnification Agreement(1)
10.6		Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)
10.7		Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)
10.8		First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)
10	.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)
10	.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)
10	.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)
10.10		Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)
10.11		Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)
10.12		Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)
10.13		Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)
10.14		Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)
10	.14 (a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)
10.15		Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)
10.16		Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)

Exhibit
Number		Description

10	.16 (a)	Fifth Amendment to Office Lease Agreement between WA — Sunset North Bellevue LLC and BSQUARE Corporation(18)
10	.16(b)	Rent Deferral Agreement between WA — Sunset North Bellevue, L.L.C and BSQUARE Corporation(18)
10.17		Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002(14)
10	.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003(17)
10	.18(a)*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004(19)
10	.18(b)*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2005(21)
10	.18(c)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2006(26)
10.19		Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation(18)
10.20		Employment Agreement between Scott C. Mahan and BSQUARE Corporation(18)
10.21		Employment Agreement between Carey E. Butler and BSQUARE Corporation(18)
10.22		Employment Offer Letter Agreement between Pawan Gupta and BSQUARE Corporation(24)
10	.22(a)	Separation and Release Agreement between Pawan Gupta and BSQUARE Corporation dated effective as of October 30, 2006
10.23		Employment Agreement between Brian T. Crowley and BSQUARE Corporation(22)
10.24		Asset Purchase Agreement between Vibren Technologies, Inc. and BSQUARE Corporation dated effective June 30, 2005(23)
10.25		Employment offer letters, as amended, between Larry Stapleton and BSQUARE Corporation(25)
21.1		Subsidiaries of the registrant
23	.1(a)	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23	.1(b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page hereof)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

+	Confidential treatment requested.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001.

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

(14)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

(16)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(17)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

(18)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(19)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2004.

(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(21)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2005.

(23)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(24)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

(25)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006.

(26)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.