Form 10-Q
period 2007-03-31
BSQUARE CORP /WA
filed 2007-05-10
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of April 30, 2007: 9,789,631

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,368	$2,483
Short-term investments	8,648	7,426
Accounts receivable, net of allowance for doubtful accounts of $198 at March 31, 2007 and $198 at December 31, 2006	7,995	7,167
Prepaid expenses and other current assets	466	421

Total current assets	19,477	17,497
Equipment, furniture and leasehold improvements, net	819	821
Intangible assets, net	51	101
Restricted cash	1,050	1,200
Other non-current assets	56	57

Total assets	$21,453	$19,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,072	$2,634
Other accrued expenses	3,347	2,877
Accrued compensation	1,424	1,046
Accrued legal fees	534	534
Deferred revenue	366	154

Total current liabilities	7,743	7,245

Deferred rent	349	355
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,781,376 shares issued and outstanding at March 31, 2007 and 9,617,755 shares issued and outstanding at December 31, 2006	119,766	119,229
Accumulated other comprehensive loss	(70)	(180)
Accumulated deficit	(106,335)	(106,973)

Total shareholders’ equity	13,361	12,076

Total liabilities and shareholders’ equity	$21,453	$19,676

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2007	2006
	(unaudited)
Revenue:
Software	$9,195	$7,855
Service	5,901	3,729

Total revenue	15,096	11,584

Cost of revenue:
Software	6,822	6,476
Service (1)	4,277	2,791

Total cost of revenue	11,099	9,267

Gross profit	3,997	2,317
Operating expenses:
Selling, general and administrative (1)	2,897	2,512
Research and development (1)	545	741

Total operating expenses	3,442	3,253

Income (loss) from operations	555	(936)
Interest and other income	123	87

Income (loss) before income taxes	678	(849)
Income tax expense	(40)	—

Net income (loss)	$638	$(849)

Basic income (loss) per share	$0.07	$(0.09)

Diluted income (loss) per share	$0.06	$(0.09)

Shares used in calculation of income (loss) per share:
Basic	9,677	9,564

Diluted	9,953	9,564

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$48	$40
Selling, general and administrative	120	97
Research and development	21	17

Total stock-compensation expense	$189	$154

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$638	$(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	147	123
Stock-based compensation	189	154
Changes in operating assets and liabilities:
Accounts receivable, net	(832)	1,031
Prepaid expenses and other assets	(44)	7
Accounts payable and accrued expenses	286	(117)
Deferred revenue	213	(54)
Deferred rent	(6)	(5)

Net cash provided by operating activities	591	290

Cash flows from investing activities:
Purchases of equipment and furniture	(96)	(103)
Reduction of restricted cash	150	—
Maturities (purchases) of short-term investments, net	(1,100)	1,800

Net cash provided by (used in) investing activities	(1,046)	1,697

Cash flows from financing activities:
Proceeds from exercise of stock options	348	56

Net cash provided by financing activities	348	56

Effect of exchange rate changes on cash	(8)	12

Net increase (decrease) in cash and cash equivalents	(115)	2,055
Cash and cash equivalents, beginning of period	2,483	7,694

Cash and cash equivalents, end of period	$2,368	$9,749

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007 and its operating results and cash flows for the three months ended March 31, 2007 and 2006. The accompanying financial information as of December 31, 2006 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes, estimates of progress on professional service arrangements and valuation of long-lived assets. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC. All intercompany balances have been eliminated.
     Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighed average number of shares outstanding during the period. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants (using the treasury stock method) and convertible securities (using the if-converted method). Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company excluded common stock equivalent shares from the computation of 1,363,474 at March 31, 2007 and 1,503,233 at March 31, 2006 since their effect is antidilutive.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares outstanding for basic earnings per share	9,677	9,564
Diluted effect of common stock equivalent shares	276	—

Weighted average shares outstanding for diluted earnings per share	9,953	9,564

2. Intangible Assets
     Intangible assets relate to technology acquired in the Vibren acquisition in June 2005. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $406,000 as of March 31, 2007, and the accumulated amortization of these assets was $355,000 and the net book value was $51,000 as of such date.
     Amortization expense was $50,000 for the three months ended March 31, 2007 and $50,000 for the three months ended March 31, 2006. Amortization expense is expected to be $51,000 for the remainder of 2007.
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
     In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
Stock-Based Compensation
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

     Stock-based compensation expense was recorded on the statements of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenue — service	$48	$40
Selling, general and administrative	120	97
Research and development	21	17

Total stock-compensation expense	$189	$154

     The impact of stock-based compensation expense under SFAS123R reduced net income by $189,000 and basic and diluted earnings per share by $0.02 for the three months ended March 31, 2007. The impact of stock-based compensation expense under SFAS123R reduced net income by $154,000 and earnings per share by $0.02 for the three months ended March 31, 2006.
     At March 31, 2007, the total compensation cost related to stock options granted under the Company’s stock option plans but not yet recognized was $634,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.
     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
	SFAS 123R	SFAS 123R
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	86%	95%
Risk-free interest rate	4.7%	4.8%
Estimated forfeitures	35%	38%
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
     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual	Intrinsic
Stock Options	of Shares	Price	Life (in years)	Value
Outstanding at January 1, 2007	1,988,280	$3.96
Granted at fair value	203,950	4.36
Exercised	(163,621)	2.13
Forfeited	(47,866)	3.51
Expired	(17,638)	7.10

Outstanding at March 31, 2007	1,963,105	$4.14	8.00	$2,537,000

Vested and expected to vest at March 31, 2007	1,560,114	$4.44	0.38	$1,951,000

Exercisable at March 31, 2007	1,007,394	$5.28	6.92	$1,091,000

          The weighted-average grant-date fair value was $3.19 per share for options granted during the three months ended March 31, 2007 and $2.41 per share for options granted during the three months ended March 31, 2006. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at March 31, 2007. There were 699,631 options that were in-the-money at March 31, 2007 and 368,175 at March 31, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $362,000 for the three months ended March 31, 2007 and $33,000 for the three months ended March 31, 2006.
4. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is attributable to foreign currency translation adjustments.
     Components of comprehensive loss consist of the following (in thousands):

	Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$638	$(849)
Foreign currency translation gain (loss)	(10)	17

Comprehensive income (loss)	$628	$(832)

5. Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of Interpretation 48 did not have a significant impact on the Company’s financial position or results of operations.
     Income tax expense was $40,000 for the three months ended March 31, 2007 and zero for the three months ended March 31, 2006. This expense relates to corporate income taxes generated by our Taiwan subsidiary.
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
     In February 2004, the Company signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.8 million at March 31, 2007, which decreases on the straight-line basis over the length of its ten-year headquarters lease.
     Rent expense was $272,000 for the three months ended March 31, 2007 and $246,000 for the three months ended March 31, 2006.
     As of March 31, 2007, the Company had $1,050,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

     Contractual commitments at March 31, 2007 were as follows (in thousands):

Operating leases:
Remainder of 2007	$768
2008	952
2009	853
2010	926
2011	975
Thereafter	2,889

Total commitments	$7,363

Legal Proceedings
IPO Litigation
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The suits purport to be class actions filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002 and is now the operative complaint.
     The plaintiffs allege that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because the Company did not disclose these arrangements. The action seeks damages in an unspecified amount.
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the district court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed this decision and the Second Circuit vacated the district court’s decision granting class certification in the six focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. The plaintiffs have not yet moved to certify a class in the Company’s case.
     The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the district court, because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The district court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing.
     Pursuant to the settlement and related agreements, if the settlement receives final approval by the district court,

the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.
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
7. Segment Information
          The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Total revenue:
North America	$14,315	$11,277
Asia	769	293
Other foreign	12	14

Total revenue (1)	$15,096	$11,584

	March 31,	December 31,
	2007	2006
Long-lived assets:
North America	$827	$877
Asia	43	45

Total long-lived assets	$870	$922

(1)	Revenue is attributed to countries based on location of customer invoiced.
     Significant Customers
     For the three months ended March 31, 2007, the Company had one customer that accounted for $1.8 million, or 12% of total revenue. Sales to this customer, which was predominantly engineering services, included $845,000 of rebillable service revenue which does not have a material impact on the Company’s gross profit. Excluding rebillable services, the customer only accounted for 6% of revenue. The Company expects to substantially complete its current service engagement with this customer in the second quarter of 2007 and expects revenue from this customer in the second quarter to be approximately $472,000. There were no other customers that accounted for at least 10% of total revenue for the three months ended March 31, 2007 and no customers that accounted for at least 10% of total revenue for the three months ended March 31, 2006.
     In addition, this customer had an accounts receivable balance of approximately $1.5 million, or 19% of total accounts receivables as of March 31, 2007. There were no other customers that accounted for at least 10% of total accounts receivable as of March 31, 2007 and no customers that accounted for at least 10% of total accounts receivable as of March 31, 2006. We have collected $881,000 of the March 31, 2007 balance as of April 30, 2007.
8. Related Party Transactions
     Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault provided the Company with onsite consulting services from July 2003, when he was appointed to the Board of Directors, to September 2006. The Company incurred no expenses for the three months ended March 31, 2007 and $24,000 for the three months ended March 31, 2006 under this consulting agreement. On June 29, 2006, the Company and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Mr. Bibeault continues to serve as the Chairman of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this quarterly report and of Part I of our annual report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors.”
Overview
     We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™.
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
Critical Accounting Judgments
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions, that are relevant to understanding our results. For additional information see Item 1 of Part I, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition
          We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
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
          When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the four revenue recognition criteria stated above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their devices shipments, some of which may be guaranteed. We recognize royalty revenue when we receive the royalty report from the customer.
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
Stock-Based Compensation
     Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to December 31, 2005, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R and consequently have not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     At March 31, 2007, total compensation cost related to stock options granted under our stock option plans but not yet recognized was $634,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.
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

	Three Months
	Ended March 31,
	2007	2006
	(unaudited)
Revenue:
Software	61%	68%
Service	39	32

Total revenue	100	100

Cost of revenue:
Software	45	56
Service	28	24

Total cost of revenue	73	80

Gross profit	27	20

Operating expenses:
Selling, general and administrative	19	22
Research and development	4	6

Total operating expenses	23	28

Income (loss) from operations	4	(8)
Interest and other income	—	1

Income (loss) before income taxes	4	(7)
Income tax expense	—	—

Net income (loss)	4%	(7)%

Revenue
          Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include royalties from our software products, software development kits and smart device reference designs as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development, maintenance and support contracts, fees for customer training, and rebillable expenses.
          Total revenue was $15.1 million for the three months ended March 31, 2007 and $11.6 million for the three months ended March 31, 2006, representing an increase of $3.5 million, or 30%. This increase was due to higher sales of both software and professional engineering services as discussed below.
          Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services sold to foreign customers from our operations located in North America. We currently have international presences in Taipei, Taiwan; Vancouver, British Columbia, Canada; and Tokyo, Japan. Revenue from customers located outside of North America was $781,000 for the three months ended March 31, 2007 and $307,000 for the three months ended March 31, 2006, representing an increase of $474,000, or 154%. This increase was primarily due to higher software royalties resulting from Asia Pacific service contracts in which we agreed to perform engineering services work at lower-than-typical rates in exchange for royalties.
          For the three months ended March 31, 2007, we had one customer that accounted for $1.8 million, or 12% of total revenue. Sales to this customer, which was predominantly engineering services, included $845,000 of rebillable service revenue on which we earn a small gross profit. Excluding rebillable services, the customer only accounted for 6% of revenue. We expect to substantially complete our current service engagement with this customer in the second quarter of 2007 and expect revenue from this customer in the second quarter to be approximately $472,000. There were no other customers that accounted for at least 10% of total revenue for the three months ended March 31, 2007 and no customers that accounted for at least 10% of total revenue for the three months ended March 31, 2006.
Software revenue
     Software revenue for the three months ended March 31, 2007 and 2006 is presented below (dollars in thousands):

	Three Months
	Ended March 31,
	2007	2006
	(unaudited)
Software revenue:
Third-party software	$8,225	$7,416
BSQUARE proprietary software	970	439

Total software revenue	$9,195	$7,855

Software revenue as a percentage of total revenue	61%	68%

Third-party software revenue as a percentage of total software revenue	89%	94%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue in 2007 is attributable to royalty revenue from several Asia Pacific service contracts, which contain minimum guaranteed royalties.
     Software revenue was $9.2 million for the three months ended March 31, 2007 and $7.9 million for the three months ended March 31, 2006, representing an increase of $1.3 million, or 16%. This increase was due to higher sales of both third-party and proprietary software sales. Third-party software sales increased $809,000, or 11%, this quarter as compared to the prior year. The increase in third-party software sales was attributable to overall growth in our account base which increased 14% over the prior year, which resulted from overall market growth and modifications to our sales strategy. We expect third-party software sales to grow moderately (5% to 10%) on a full-year basis throughout 2007 based primarily on Microsoft’s market forecasts with some seasonality affecting the third quarter.
     Proprietary software revenue was $970,000 for the three months ended March 31, 2007 and $439,000 for the three months ended March 31, 2006, representing an increase of $531,000, or 121%. This increase was due to $355,000 of royalty revenue from several new Asia Pacific service contracts , which contain minimum guaranteed royalties, and higher sales of our reference design products including Schema BSP and our IDP Development kits, partially offset by lower sales of our SDIO Now! product. Revenue from our reference design products increased due to the acquisition of certain of these products from Vibren Technologies, Inc. in June 2005 coupled with the launch of our IDP 270 development platform and higher royalty revenue. Sales of our SDIO Now! product decreased primarily due to competing technology introduced by Microsoft. We currently expect proprietary software revenue to increase approximately 50-80% in fiscal 2007 as compared to fiscal 2006 based on renewed strength of SDIO Now! product sales, increased reference design and related product sales and royalty revenue due primarily to the introduction of new reference designs and guaranteed royalty revenue stemming from certain Asia Pacific service contracts assuming these customers fulfill their contractual obligations.
     Service revenue
     Service revenue was $5.9 million for the three months ended March 31, 2007 and $3.7 million for the three months ended March 31, 2006, representing an increase of $2.2 million, or 59%. Service revenue represented 39% of total revenue for the three months ended March 31, 2007 and 32% of total revenue for the three months ended March 31, 2006. The increase in service revenue over the same period last year was primarily due to a 33% increase in billable hours, an 8% increase in our realized rate per hour and an increase in our rebillable service revenue.

     Rebillable service revenue was $921,000 for the three months ended March 31, 2007 and $175,000 for the three months ended March 31, 2006. Rebillables increased primarily due to one large project on which we are currently engaged. The increase in billable hours was due to higher activity levels driven by overall market strength in North America, sales improvements and a 44% increase in the average size of our engineering projects stemming from a sales strategy shift toward larger, more complex projects. The increase in the realized rate per hour resulted primarily from the incurrence of billable hours during the three months ended March 31, 2006, for which $235,000 in service revenue was not recognized according to our policies. We currently expect service revenue to increase approximately 35% to 45% in fiscal 2007 as compared to fiscal 2006 based on strength in the marketplace, growth in our sales capacity and account base, and increases in our realized rate per hour attributable to the fact that during fiscal 2006 we were working on several large contracts in Asia at relatively low bill rates in exchange for downstream royalties.
Gross profit
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren in June 2005, is included in cost of software revenue and was $48,000 for the three months ended March 31, 2007 and 2006. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, plus related facilities and depreciation costs. Gross profit on the sales of third-party software products are also positively affected by rebates and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $158,000 of our gross profit for the three months ended March 31, 2007 and $88,000 for the three months ended March 31, 2006. Microsoft recently modified its rebate program, although the effect was not material for the three months ended March 31, 2006, and may do so again in the future which could have the effect of reducing, or even eliminating, the rebate credit we earn.
     The following table outlines software, services and total gross profit (dollars in thousands):

	Three Months
	Ended March 31,
	2007	2006
	(unaudited)
Software gross profit	$2,373	$1,379
As a percentage of total software revenue	26%	18%
Service gross profit	$1,624	$938
As a percentage of service revenue	28%	25%
Total gross profit	$3,997	$2,317
As a percentage of total revenue	26%	20%
     Software gross profit
     Software gross profit as a percentage of software revenue was 26% for the three months ended March 31, 2007 and 18% for the three months ended March 31, 2006. The increase in software gross profit percentage was primarily due to the increase in high margin proprietary software sales as a percentage of total software revenue coupled with an increase in the gross margin on third-party software sales. Our proprietary software sales have traditionally generated high gross margins (91% this quarter), while third-party software sales typically generate much lower gross margins. Third-party software gross profit as a percentage of third-party software revenue was 18% for the three months ended March 31, 2007 and 14% for the three months ended March 31, 2006.
     We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin is likely to remain relatively low in the foreseeable future. We expect our third-party software gross profit margin to decline somewhat during the remainder of 2007, based primarily on increased competitive pressures. We expect our proprietary software gross margins to improve in 2007 based on higher revenue levels and the discontinuance in the third quarter of 2007 of the Vibren intangible asset amortization discussed previously.
     Service gross profit
     Service gross profit was $1,624,000 for the three months ended March 31, 2007 and $938,000 for the three months ended March 31, 2006, representing an increase of $686,000, or 73%. Service gross profit as a percentage of service revenue was 28% for the three months ended March 31, 2007 and 25% for the three months ended March 31, 2006. The overall improvement in service gross profit and service gross margin is attributable to increased service revenue and a 13% increase in our realized rate per hour year-over-year. Additionally, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base which has the effect of increasing service gross margin as service revenue increases. Facilities and related allocations and other fixed costs were 8% of total service cost of revenue for the three months ended March 31, 2007 and 13% for the three months ended March 31, 2006.
     We expect service gross margin to improve throughout the year assuming revenue levels increase, as we expect, and certain costs, particularly fringe benefit expense, decline. Additionally, during the three months ended March 31, 2007, we were still completing several Asia Pacific contracts in which we were providing engineering services at relatively low rates in exchange for downstream royalties. As a result of substantially completing these projects, we currently expect our realized rate per hour and service gross margin to improve throughout 2007 as these contracts are replaced with those with higher bill rates. We do expect to enter into contracts of this nature in the future.
Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $2.9 million for the three months ended March 31, 2007 and $2.5 million for the three months ended March 31, 2006, representing an increase of approximately $400,000, or 16%. Selling, general and administrative expenses represented 19% of total revenue for the three months ended March 31, 2007 and 22% for the three months ended March 31, 2006. This increase was primarily due to higher personnel costs and professional fees. Personnel costs increased due to higher incentive compensation costs driven by higher sales. Professional fees increased due to higher consulting fees for Sarbanes-Oxley compliance. We expect selling, general and administrative costs to remain relatively flat throughout the remainder of 2007.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $545,000 for the three months ended March 31, 2007 and $741,000 for the three months ended March 31, 2006, representing a decrease of $196,000, or 26%. Research and development expenses represented 4% of total revenue for the three months ended March 31, 2007 and 6% for the three months ended March 31, 2006. The decrease was primarily due to lower salaries and contractor costs and related expenses resulting from lower headcount, as well as decreased headcount-based facilities expenses. Higher salaries and contractor costs during the three months ended March 31, 2006 were attributable to our development of our Media + software product which was completed in the second quarter of 2006. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives as appropriate throughout the remainder of 2007. We currently expect our research and development expenses to increase moderately throughout 2007 as we make certain selected investments in reference designs and other products but expect total fiscal 2007 research and development expense to be comparable to fiscal 2006 levels.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income was $123,000 for the three months ended March 31, 2007 and $87,000 for the three months ended March 31, 2006, representing an increase of $36,000, or 41%. This increase was due to higher income producing balances and higher prevailing interest rates in the current year as compared to the prior year.
Income Tax Expense
     Income tax expense was $40,000 for the three months ended March 31, 2007 and zero for the three months ended March 31, 2006. This expense relates to corporate income taxes generated by our Taiwan subsidiary. We expect our Taiwan subsidiary to become increasingly profitable and, therefore, expect income tax expense to increase in the future.
Liquidity and Capital Resources
     As of March 31, 2007, we had $12.1 million of cash, cash equivalents and short-term investments, which included restricted cash of $1,050,000, compared to $11.1 million at December 31, 2006, which included restricted cash of $1.2 million. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at March 31, 2007 was $11.7 million compared to $10.3 million at December 31, 2006. The increase in working capital was primarily due to an increase in our short-term investments and accounts receivable balances at March 31, 2007.
     During the three months ended March 31, 2007, operating activities provided cash of $591,000 attributable to our net income of $638,000 and non-cash expenses of $336,000, offset by certain working capital items. During the three months ended March 31, 2006, operating activities provided cash of $290,000 attributable to a $1.0 million decrease in accounts receivable, driven by strong cash collections, and non-cash expenses of $277,000, offset by our net loss of $849,000.
     During the three months ended March 31, 2007, investing activities utilized approximately $1.0 million of cash attributable to $1.0 million invested in short-term investments and $96,000 used to purchase capital equipment, partially offset by $150,000 received through a reduction in our line of credit. Investing activities provided cash of $1.7 million during the three months ended March 31, 2006 attributable to $1.8 million in maturities of short-term investments offset by $103,000 used to purchase capital equipment. We expect to invest approximately $250,000 in capital expenditures throughout the remainder of the year.
     Financing activities generated $348,000 in cash during the three months ended March 31, 2007 and $56,000 during the three months ended March 31, 2006 as a result of employees’ exercise of stock options.
     We believe that our existing cash, cash equivalents and short-term investments and our projected cash flow will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31,
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	768	952	853	926	975	2,889	7,363
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$768	$952	$853	$926	$975	$2,889	$7,363

     In addition to these lease obligations, we are potentially obligated under our headquarters lease. Specifically, in February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. If we default under our new corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.8 million at March 31, 2007, which decreases on the straight-line basis over the length of our new ten-year headquarters lease.
Related Party Transactions
     Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault provided us with onsite consulting services from July 2003, when he was appointed to our Board of Directors, to September 2006. We incurred no expenses for the three months ended March 31, 2007 and $24,000 for the three months ended March 31, 2006 under this consulting agreement. On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Mr. Bibeault continues to serve as the Chairman of our Board of Directors.
Recently Issued Accounting Standards
     SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We adopted SFAS 155 effective January 1, 2007, which did not have a material impact on our financial position or results of operations.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us on January 1, 2008 and is not expected to have a significant impact on our financial position or results of operations.
     FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 effective January 1, 2007 did not have a material impact on our financial position or results of operations.

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2007 and March 31, 2006 was not material.
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
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against us. On October 13, 2004, the district court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed this decision and the Second Circuit vacated the district court’s decision granting class certification in the six focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. The plaintiffs have not yet moved to certify a class in our case.
          We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the district court, because our settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The district court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing.
          Pursuant to the settlement and related agreements, if the settlement receives final approval by the district court, the settlement provides for a release of us and the Individual Defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.
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

     Item 1A. Risk Factors
     The following risk factors and other information in this quarterly report on Form 10-Q and also those discussed in our annual report on Form 10-K for the year-ended December 31, 2006 should be carefully considered. The risks and uncertainties described below and discussed in our most recent annual report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. Beginning with this quarterly report on Form 10-Q, we will no longer repeat risk factors that were disclosed in our most recent annual report on Form 10-K which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent annual report on Form 10-K as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed in our most recent annual report on Form 10-K as they become pertinent to our business. To the extent a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K filed for the year-ending December 31, 2007.
Microsoft-Related Risk Factors
If we do not maintain our OEM Distribution Agreement (ODA) with Microsoft, our revenue would decrease and our business would be adversely affected.
     As disclosed in our most recent annual report on Form 10-K, Microsoft Corporation (Microsoft) was planning on restructuring its rebate program in which we earn rebate credit which has the effect of increasing the gross profit on our third-party software sales. Microsoft did in fact restructure the rebate program, although the effect was not material on our rebate credit in the first quarter of 2007 as compared to historical rebate credit attainment. However, there can be no assurance that this will be the case in future quarters or that Microsoft will not restructure the rebate program again in the future, both of which could have a negative effect on our rebate credit attainment and our operating results.
Microsoft has audited our records under our OEM Distribution Agreement in the past and will do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.
     We disclosed in our most recent annual report on Form 10-K that Microsoft had notified us during the fourth quarter of 2006 that it would be conducting an audit of our records pertaining to the ODA. A similar audit conducted in 2003 and 2004 resulted in a payment to Microsoft of $310,000. We are nearing completion of the current audit process, which covers the period from December of 2003 through September 2005, and currently expect to finalize the audit during the second quarter of 2007. While we currently do not expect that the results of the current audit will result in a material, negative audit finding, there is no assurance that the current audit, or future audits, will not result in a material, negative audit finding which could have a significant adverse impact on our operating results.

General Business-Related Risk Factors
We have entered into engineering service agreements in which we have agreed to perform our engineering service work at relatively low rates per hour in exchange for royalties, sometimes guaranteed, in the future. There is no assurance that these arrangements will culminate as anticipated.
     We have entered into service contracts that involve reducing up-front engineering service fees in return for a per-device royalty as our customers ship their devices, and we may enter into more such agreements in the future. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects or that their devices may not be successful in the market. In addition, these customers may not pay us all royalties owed, which could negatively impact our revenue and operating results. To date, we have entered into five such contracts, three of which are significant and involve guaranteed royalties. All three of the aforementioned contracts have now been completed and the customers have agreed that their royalty commitments have been triggered. However, there can be no assurance that these customers will honor their contractual commitments, the failure of which could have a significant adverse impact on our business and operating results.
Governance and Contract-Related Risk Factors
We will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.
     We will be required to dedicate significant time and resources during fiscal 2007 to ensure compliance with the Sarbanes-Oxley Act of 2002 (the Act) which introduced new requirements regarding corporate governance and financial reporting. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404 of the Act. We incurred $45,000 in such costs during the first quarter of 2007, and we currently expect the cost of our compliance activities during fiscal 2007 to be approximately $150,000. However, there can be no assurance that we can complete the required compliance activities during fiscal 2007 within this cost estimate.

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

BSQUARE CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Scott C. Mahan
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
Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1 (b)
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