Form 10-Q
period 2007-06-30
BSQUARE CORP /WA
filed 2007-08-09
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of July 31, 2007: 9,890,030

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,011	$2,483
Short-term investments	10,344	7,426
Accounts receivable, net of allowance for doubtful accounts of $198 at June 30, 2007 and $198 at December 31, 2006	9,478	7,167
Prepaid expenses and other current assets	358	421

Total current assets	21,191	17,497
Equipment, furniture and leasehold improvements, net	894	821
Intangible assets, net	—	101
Restricted cash	1,050	1,200
Other non-current assets	56	57

Total assets	$23,191	$19,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,766	$2,634
Other accrued expenses	4,010	2,877
Accrued compensation	1,199	1,046
Accrued legal fees	534	534
Deferred revenue	206	154

Total current liabilities	8,715	7,245

Deferred rent	343	355
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,887,808 shares issued and outstanding at June 30, 2007 and 9,617,755 shares issued and outstanding at December 31, 2006	120,345	119,229
Accumulated other comprehensive loss	(419)	(180)
Accumulated deficit	(105,793)	(106,973)

Total shareholders’ equity	14,133	12,076

Total liabilities and shareholders’ equity	$23,191	$19,676

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenue:
Software	$10,182	$9,045	$19,377	$16,900
Service	4,912	3,600	10,813	7,329

Total revenue	15,094	12,645	30,190	24,229

Cost of revenue:
Software	7,937	7,058	14,759	13,534
Service (1)	3,650	2,580	7,927	5,371

Total cost of revenue	11,587	9,638	22,686	18,905

Gross profit	3,507	3,007	7,504	5,324
Operating expenses:
Selling, general and administrative (1)	2,703	2,512	5,600	5,024
Research and development (1)	598	672	1,143	1,413

Total operating expenses	3,301	3,184	6,743	6,437

Income (loss) from operations	206	(177)	761	(1,113)
Interest and other income	444	115	567	202

Income (loss) before income taxes	650	(62)	1,328	(911)
Income tax expense	(108)	(26)	(148)	(26)

Net income (loss)	$542	$(88)	$1,180	$(937)

Basic income (loss) per share	$0.06	$(0.01)	$0.12	$(0.10)

Diluted income (loss) per share	$0.05	$(0.01)	$0.12	$(0.10)

Shares used in calculation income (loss) per share:
Basic	9,823	9,586	9,750	9,575

Diluted	10,190	9,586	10,010	9,575

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$60	$42	$108	$82
Selling, general and administrative	170	115	290	212
Research and development	12	18	33	35

Total stock-based compensation expense	$242	$175	$431	$329

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,180	$(937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	294	255
Stock-based compensation	431	329
Changes in operating assets and liabilities:
Accounts receivable, net	(2,323)	516
Prepaid expenses and other assets	65	59
Accounts payable and accrued expenses	1,419	205
Deferred revenue	54	(48)
Deferred rent	(12)	(12)

Net cash provided by operating activities	1,108	367

Cash flows from investing activities:
Purchases of equipment and furniture	(267)	(169)
Reduction of restricted cash	150	—
Purchases of short-term investments, net	(3,144)	(4,200)

Net cash used in investing activities	(3,261)	(4,369)

Cash flows from financing activities:
Proceeds from exercise of stock options	685	69

Net cash provided by financing activities	685	69

Effect of exchange rate changes on cash	(4)	10

Net decrease in cash and cash equivalents	(1,472)	(3,923)
Cash and cash equivalents, beginning of period	2,483	7,694

Cash and cash equivalents, end of period	$1,011	$3,771

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007 and its operating results and cash flows for the three and six months ended June 30, 2007 and 2006. The accompanying financial information as of December 31, 2006 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC. All intercompany balances have been eliminated.
     Earnings Per Share
     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period excluding any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the weighted average number of common stock equivalent shares outstanding during the period (using the treasury stock method.) Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company excluded 1,084,735 common stock equivalent shares at June 30, 2007 and 1,042,958 at June 30, 2006 from the computation since their effect is antidilutive.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares outstanding for basic earnings per share	9,823	9,586	9,750	9,575
Dilutive effect of common stock equivalent shares	367	—	260	—

Weighted average shares outstanding for diluted earnings per share	10,190	9,586	10,010	9,575

2. Intangible Assets
     Intangible assets related to technology acquired from Vibren in June 2005. They were fully amortized as of June 30, 2007.
Amortization expense was $51,000 for the three months ended June 30, 2007 and $101,000 for six months ended June 30, 2007. Amortization expense was $51,000 for the three months ended June 30, 2006 and $101,000 for the six months ended June 30, 2006.
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
     Stock-Based Compensation
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

     Stock-based compensation expense was recorded in the statements of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenue — service	$60	$42	$108	$82
Selling, general and administrative	170	115	290	212
Research and development	12	18	33	35

Total stock-compensation expense	$242	$175	$431	$329

     Stock-based compensation expense under SFAS123R reduced net income by $242,000 and basic and diluted earnings per share by $0.02 for the three months ended June 30, 2007 and increased net loss by $175,000 and loss per share by $0.02 for the three months ended June 30, 2006.
     Stock-based compensation expense under SFAS123R reduced net income by $431,000 and basic and diluted earnings per share by $0.05 for the six months ended June 30, 2007 and increased net loss by $329,000 and loss per share by $0.04 for the six months ended June 30, 2006.
     At June 30, 2007, the total compensation cost related to stock options granted under the Company’s stock option plans but not yet recognized was $613,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	86%	94%	86%	95%
Risk-free interest rate	4.7%	5.0%	4.7%	4.9%
Estimated forfeitures	34%	36%	34%	37%
     Expected Dividend —The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
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
     Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

     Estimated Forfeitures: Estimated forfeitures represents the Company’s historical forfeitures for the most recent two-year period and considers voluntary termination behavior as well as analysis of actual option forfeitures.
     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual	Intrinsic
Stock Options	of Shares	Price	Life (in years)	Value

Outstanding at January 1, 2007	1,988,280	$3.96
Granted at fair value	278,200	4.63
Exercised	(270,053)	2.54
Forfeited	(54,287)	3.39
Expired	(22,477)	7.11

Outstanding at June 30, 2007	1,919,663	$4.24	7.77	$4,766,000

Vested and expected to vest at June 30, 2007	1,556,462	$4.49	0.37	$3,782,000

Exercisable at June 30, 2007	994,343	$5.27	6.81	$3,224,000

     The weighted-average grant-date fair value was $3.65 per share for options granted during the three months ended June 30, 2007 and $1.93 per share for options granted during the three months ended June 30, 2006. The weighted-average grant-date fair value was $3.31 per share for options granted during the six months ended June 30, 2007 and $2.23 per share for options granted during the six months ended June 30, 2006.
     The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at June 30, 2007. There were 834,928 options that were in-the-money at June 30, 2007 and 201,422 at June 30, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $264,000 for the three months ended June 30, 2007 and $7,000 for the three months ended June 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $627,000 for the six months ended June 30, 2007 and $40,000 for the six months ended June 30, 2006.

4. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is attributable to unrealized losses on available-for-sale securities and foreign currency translation adjustments.
     Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$542	$(88)	$1,180	$(937)
Unrealized loss on available-for-sale securities	(348)		(226)

Foreign currency translation gain (loss)	(1)	(2)	(13)	15

Comprehensive income (loss)	$193	$(90)	$941	$(922)

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
     Income tax expense was $108,000 for the three months ended June 30, 2007 and $26,000 for the three months ended June 30, 2006. Income tax expense was $148,000 for the six months ended June 30, 2007 and $26,000 for the six months ended June 30, 2006. This expense relates to corporate income taxes generated by our Taiwan subsidiary.
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
     In February 2004, the Company signed an amendment to the lease for its former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.7 million at June 30, 2007, which decreases on the straight-line basis over the length of the ten-year headquarters lease.
     Rent expense was $270,000 for the three months ended June 30, 2007 and $255,000 for the three months ended June 30, 2006. Rent expense was $542,000 for the six months ended June 30, 2007 and $508,000 for the six months ended June 30, 2006.
     As of June 30, 2007, the Company had $1,050,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.
     Contractual commitments at June 30, 2007 were as follows (in thousands):

Operating leases:
Remainder of 2007	$513
2008	953
2009	853
2010	926
2011	975
Thereafter	2,889

Total commitments	$7,109

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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the district court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed this decision and the Second Circuit vacated the district court’s decision granting class certification in the six focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

     Prior to the Second Circuit’s ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than the Company’s insurance coverage. There is no assurance that the district court will grant final approval to the issuers’ settlement. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.
7. Segment Information
     The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenue:
North America	$14,137	$11,643	$28,452	$22,701
Asia	944	980	1,713	1,486
Other foreign	13	22	25	42

Total revenue (1)	$15,094	$12,645	$30,190	$24,229

	June 30,	December 31,
	2007	2006
Long-lived assets:
North America	$852	$877
Asia	42	45

Total long-lived assets	$894	$922

(1)	Revenue is attributed to countries based on location of customer invoiced.
     Significant Customers
     As of June 30, 2007, one customer had an accounts receivable balance of approximately $1.5 million, or 15% of total accounts receivable, which was collected in full on August 6, 2007. There were no other customers that accounted for at least 10% of total accounts receivable as of June 30, 2007 and no customers that accounted for at least 10% of total accounts receivable as of June 30, 2006.

8. Related Party Transactions
     Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault provided the Company with onsite consulting services from July 2003, when he was appointed to the Board of Directors, to September 2006. On June 29, 2006, the Company and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Under this consulting agreement, the Company incurred $24,000 for the three months ended June 30, 2006 and $48,000 for the six months ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of the quarterly reports for the quarterly periods ended March 31, 2007 and June 30, 2007 and of Part I of our annual report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors.”
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

Revenue Recognition
     We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents, time records and customer acceptance, as and when applicable, are used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
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
     Service revenue from fixed-priced contracts is recognized using the percentage of completion method. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known. Service revenue from time and materials contracts and training services is recognized as services are performed.
     When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the four revenue recognition criteria stated above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their devices shipments, some of which may be guaranteed. We recognize royalty revenue when we receive the royalty report from the customer of which such royalties are guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.
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
Stock-Based Compensation
     Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS 123R and consequently have not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: 1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost related to all stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     At June 30, 2007, total compensation cost related to stock options granted under our stock option plans but not yet recognized was $613,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
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

Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Software	67%	72%	64%	70%
Service	33	28	36	30

Total revenue	100	100	100	100

Cost of revenue:
Software	53	56	49	56
Service	24	20	26	22

Total cost of revenue	77	76	75	78

Gross profit	23	24	25	22

Operating expenses:
Selling, general and administrative	18	20	19	21
Research and development	4	5	4	6

Total operating expenses	22	25	23	27

Income (loss) from operations	1	(1)	2	(5)
Interest and other income	3	—	2	1

Income (loss) before income taxes	4	(1)	4	(4)
Income tax expense	(1)	—	—	—

Net income (loss)	4%	(1)%	4%	(4)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include software licenses, royalties from our software products, software development kits and smart device reference designs as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development, maintenance and support contracts, fees for customer training, and rebillable expenses.
     Total revenue was $15.1 million for the three months ended June 30, 2007 and $12.6 million for the three months ended June 30, 2006, representing an increase of $2.5 million, or 20%. Total revenue was $30.2 million for the six months ended June 30, 2006 and $24.2 million for the six months ended June 30, 2005, representing an increase of $6.0 million, or 25%. These increases were due to higher sales of both software and professional engineering services as discussed below.
     Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services sold to foreign customers from our operations located in North America. We currently have international presences in Taipei, Taiwan; Vancouver, and Tokyo, Japan. Revenue from customers located outside of North America was $944,000 for the three months ended June 30, 2007 and $980,000 for the three months ended June 30, 2006. Revenue from customers located outside of North America was $1.7 million for the six months ended June 30, 2007 and $1.5 million for the six months ended June 30, 2006.

Software revenue
     Software revenue for the three months ended June 30, 2007 and 2006 is presented below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$9,148	$8,235	$17,373	$15,651
BSQUARE proprietary software	1,034	810	2,004	1,249

Total software revenue	$10,182	$9,045	$19,377	$16,900

Software revenue as a percentage of total revenue	67%	72%	64%	70%

Third-party software revenue as a percentage of total software revenue	90%	91%	90%	93%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The majority of our proprietary software revenue in 2007 is attributable to royalty revenue from several Asia Pacific service contracts, which contain minimum guaranteed royalties, our SDIO software product and our reference designs.
     Software revenue was $10.2 million for the three months ended June 30, 2007 and $9.0 million for the three months ended June 30, 2006, representing an increase of $1.2 million, or 13%. Software revenue was $19.4 million for the six months ended June 30, 2007 and $16.9 million for the six months ended June 30, 2006, representing an increase of $2.5 million, or 15%. These increases were due to higher sales of both third-party and proprietary software sales.
     Third-party software revenue was $9.1 million for the three months ended June 30, 2007 and $8.2 million for the three months ended June 30, 2006, representing an increase of $900,000, or 11%. Third-party software revenue was $17.4 million for the six months ended June 30, 2007 and $15.7 million for the six months ended June 30, 2006, representing an increase of $1.7 million, or 11%. These increases in third-party software revenue were primarily due to one large sale this quarter.
     We expect third-party software sales to increase approximately 5% to 10% in fiscal year 2007 as compared to fiscal year 2006 based primarily on Microsoft’s market forecasts with some seasonality affecting the third quarter.
     Proprietary software revenue was $1,034,000 for the three months ended June 30, 2007 and $810,000 for the three months ended June 30, 2006, representing an increase of $224,000, or 28%. Proprietary software revenue was $2.0 million for the six months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2006, representing an increase of approximately $800,000, or 67%. These increases were due to $403,000 of royalty revenue for the three months ended June 30, 2007 and $758,000 of royalty revenue for the six months ended June 30, 2007 from Asia Pacific service contracts, some of which contain minimum guaranteed royalties, and higher sales of our reference design products including Schema BSP and our IDP Development kits, partially offset by lower sales of our SDIO product. Revenue from our reference design products increased due to the launch of our PXA 270 and PXA 320 development platforms. Sales of our SDIO product decreased primarily due to competing technology introduced by Microsoft. There was an immaterial amount of royalty revenue from the Asia Pacific service contracts in the three and six months ended June 30, 2006.
     We expect proprietary software revenue to increase approximately 50-70% in fiscal 2007 as compared to fiscal 2006 based on renewed strength of SDIO product sales, increased reference design and related product revenue and royalty revenue resulting from the introduction of new reference designs and royalty revenue stemming from certain Asia Pacific service contracts assuming these customers fulfill their contractual obligations.

     Service revenue
     Service revenue was $4.9 million for the three months ended June 30, 2007 and $3.6 million for the three months ended June 30, 2006, representing an increase of $1.3 million, or 36%. Service revenue represented 33% of total revenue for the three months ended June 30, 2007 and 28% of total revenue for the three months ended June 30, 2006. The increase in service revenue over the same period last year was primarily due to a 31% increase in billable hours driven by strength in the North American market and a 5% increase in our realized rate per hour. The increase in North American billable hours was driven by improved market conditions, sales improvements and a 71% increase in the average size of projects stemming from a sales strategy shift toward larger, more complex projects.
     Service revenue was $10.8 million for the six months ended June 30, 2007 and $7.3 million for the six months ended June 30, 2006, representing an increase of $3.5 million, or 48%. Service revenue represented 36% of total revenue for the six months ended June 30, 2007 and 30% of total revenue for the six months ended June 30, 2006. The increase in service revenue over the same period last year was primarily due to a 32% increase in billable hours driven entirely by strength in the North American market, an 8% increase in our realized rate per hour and an increase in our rebillable service revenue driven primarily by one large project. The increase in North American billable hours and the was driven by the same factors noted above.
     The increase in the realized rate per hour for the three and six months ended June 30, 2007 resulted primarily from a significant increase in our Asia Pac realized rate per hour driven by the completion of several, significant low-margin service projects in the prior year, partially offset by a decline in the North American rate due to $156,000 in service revenue not recognized during the three months ended June 30, 2007 under our revenue recognition policies. Rebillable service revenue was $1.2 million for the six months ended June 30, 2007 and $362,000 for the six months ended June 30, 2006.
     We expect service revenue to increase approximately 30% to 40% in fiscal 2007 as compared to fiscal 2006 based on improvement in the marketplace, growth in our sales capacity and account base, and increases in our realized rate per hour attributable to the fact that during fiscal 2006 we were working on several large, low-margin projects in Asia Pacific.
Gross profit and Gross Margin
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software and the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren in June 2005, is included in cost of software revenue and was $48,000 for the three months ended June 30, 2007 and 2006. Amortization of intangible assets is included in cost of software revenue and was $96,000 for the six months ended June 30, 2007 and 2006. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, plus related facilities and depreciation costs. Gross profit on the sales of third-party software products are also positively affected by rebates and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $190,000 of our gross profit for the three months ended June 30, 2007 and $269,000 for the three months ended June 30, 2006. Rebates comprised $348,000 of our gross profit for the six months ended June 30, 2007 and $356,000 for the six months ended June 30, 2006. Microsoft recently modified its rebate program, although the effect was not material for the three months ended June 30, 2007, and may do so again in the future which could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit.

     The following table outlines software, services and total gross profit (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Software gross profit	$2,245	$1,987	$4,618	$3,366
As a percentage of total software revenue	22%	22%	24%	20%
Service gross profit	$1,262	$1,020	$2,886	$1,958
As a percentage of service revenue	26%	28%	27%	27%
Total gross profit	$3,507	$3,007	$7,504	$5,324
As a percentage of total revenue	23%	24%	25%	22%
     Software gross profit and gross margin
     Software gross profit as a percentage of software revenue was 22% for the three months ended June 30, 2007 and 2006. Software gross profit as a percentage of software revenue was 24% for the six months ended June 30, 2007 and 20% for the six months ended June 30, 2006. The year-to-date increase in software gross profit percentage was primarily due to the increase in high margin proprietary software sales as a percentage of total software revenue coupled with an increase in the gross margin on third-party software sales. Our proprietary software sales typically generate high gross margins (91% through June 30, 2007), while third-party software sales typically generate much lower gross margins. Third-party software gross profit as a percentage of third-party software revenue was 14% for the three months ended June 30, 2007 and 15% for the three months ended June 30, 2006. Third-party software gross profit as a percentage of third-party software revenue was 16% for the six months ended June 30, 2007 and 15% for the six months ended June 30, 2006.
     We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin will likely remain relatively low in the foreseeable future. Further, our third-party software gross margin may decline in the future based primarily on increased competitive pressures. We expect our proprietary software gross margin to improve in 2007 based on higher revenue levels and the discontinuance in the third quarter of 2007 of the Vibren intangible asset amortization discussed previously.
     Service gross profit and gross margin
     Service gross profit was $1.3 million for the three months ended June 30, 2007 and $1.0 million for the three months ended June 30, 2006, representing an increase of approximately $300,000, or 30%. Service gross profit was $2.9 million for the six months ended June 30, 2007 and $2.0 million for the six months ended June 30, 2006, representing an increase of approximately $900,000, or 45%. Service gross profit as a percentage of service revenue was 26% for the three months ended June 30, 2007 and 28% for the three months ended June 30, 2006. Service gross profit as a percentage of service revenue was 27% for the six months ended June 30, 2007 and 2006. The overall improvement in service gross profit is attributable to increased service revenue and a 13% increase in our realized rate per hour year-over-year. Additionally, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base which has the effect of increasing service gross profit as service revenue increases. Facilities and related allocations and other fixed costs were 10% of total service cost of revenue for the three months ended June 30, 2007 and 14% for the three months ended June 30, 2006.
     We expect service gross profit and service gross margin to improve throughout the year as a result of anticipated increases in service revenue above certain fixed costs such as facilities, the previous completion of several low-margin Asia Pacific contracts, which had the affect of suppressing service margin and a anticipated decline in certain service expenses, particularly fringe benefit expense.

Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $2.7 million for the three months ended June 30, 2007 and $2.5 million for the three months ended June 30, 2006, representing an increase of approximately $200,000, or 8%. Selling, general and administrative expenses represented 18% of total revenue for the three months ended June 30, 2007 and 20% for the three months ended June 30, 2006.
     Selling, general and administrative expenses were $5.6 million for the six months ended June 30, 2007 and $5.0 million for the six months ended June 30, 2006, representing an increase of approximately $600,000, or 12%. Selling, general and administrative expenses represented 19% of total revenue for the six months ended June 30, 2007 and 21% for the six months ended June 30, 2006.
     These increases were primarily due to higher personnel costs and professional fees. Personnel costs increased due to higher incentive compensation costs driven by higher sales. Professional fees increased due to higher consulting fees for Sarbanes-Oxley compliance. We expect selling, general and administrative costs to remain relatively flat throughout the remainder of 2007.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $598,000 for the three months ended June 30, 2007 and $672,000 for the three months ended June 30, 2006, representing a decrease of $74,000, or 11%. Research and development expenses represented 4% of total revenue for the three months ended June 30, 2007 and 5% for the three months ended June 30, 2006.
     Research and development expenses were $1.1 million for the six months ended June 30, 2007 and $1.4 million for the six months ended June 30, 2006, representing a decrease of approximately $300,000, or 21%. Research and development expenses represented 4% of total revenue for the three months ended June 30, 2007 and 6% for the three months ended June 30, 2006.
     These decreases were primarily due to lower salaries and contractor costs and related expenses resulting from lower headcount, as well as decreased headcount-based facilities expenses. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives as appropriate throughout the remainder of 2007. We currently expect our research and development expenses to increase moderately throughout 2007 as we make certain selected investments in reference designs and other products but expect total fiscal 2007 research and development expense to be comparable to fiscal 2006 levels.

Interest and other income
     Interest and other income primarily consists of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income was $444,000 for the three months ended June 30, 2007 and $115,000 for the three months ended June 30, 2006, representing an increase of $329,000, or 286%. Interest and other income was $567,000 for the six months ended June 30, 2007 and $202,000 for the six months ended June 30, 2006, representing an increase of $365,000, or 181%. These increases were due to a realized gain on the sale of marketable securities of $287,000, which occurred during this quarter, higher income producing balances and higher prevailing interest rates in the current year as compared to the prior year.
Income Tax Expense
     Income tax expense was $108,000 for the three months ended June 30, 2007 and $26,000 for the three months ended June 30, 2006. Income tax expense was $148,000 for the six months ended June 30, 2007 and $26,000 for the six months ended June 30, 2006. This expense relates to corporate income taxes generated by our Taiwan subsidiary. We expect our Taiwan subsidiary to become increasingly profitable and, therefore, expect income tax expense to continue for the foreseeable future.
Liquidity and Capital Resources
     As of June 30, 2007, we had $12.4 million of cash, cash equivalents and short-term investments, which included restricted cash of $1,050,000, compared to $11.1 million at December 31, 2006, which included restricted cash of $1.2 million. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at June 30, 2007 was $12.5 million compared to $10.3 million at December 31, 2006. The increase in working capital was primarily due to an increase in our short-term investments and accounts receivable balances at June 30, 2007 as compared to December 31, 2006.
     During the six months ended June 30, 2007, operating activities provided cash of $1.1 million attributable to our net income of $1.2 million and non-cash expenses of $725,000, offset by certain working capital items. During the six months ended June 30, 2006, net cash provided by operating activities was $367,000. This cash provided was primarily attributable to a $516,000 decrease in accounts receivable driven by improved cash collections, offset by our net loss of $937,000 excluding the effect of non-cash expenses totaling $584,000.
     During the six months ended June 30, 2007, investing activities utilized approximately $3.3 million of cash attributable to $3.1 million invested in short-term investments and $267,000 used to purchase capital equipment, partially offset by $150,000 received through a reduction in our line of credit. Investing activities for the six months ended June 30, 2006 included $4.2 million used in purchases of short-term investments and $169,000 used to purchase capital equipment. We expect to invest approximately $132,000 in capital expenditures throughout the remainder of the year.
     Financing activities generated $685,000 in cash during the six months ended June 30, 2007 and $69,000 during the six months ended June 30, 2006 as a result of exercises of stock options. The amount of stock option proceeds increased considerably during the six months ended June 30, 2007 as compared to the prior year due to an increase in our stock price and resulting impact on the number of exercises.
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire at various times through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; and Taipei, Taiwan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31,
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	513	953	853	926	975	2,889	7,109
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$513	$953	$853	$926	$975	$2,889	$7,109

In addition to these lease obligations, we are potentially obligated under our headquarters lease. Specifically, in February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If we default under our new corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.7 million at June 30, 2007, which decreases on the straight-line basis over the length of the headquarters lease.
Related Party Transactions
     Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault provided us with onsite consulting services from July 2003, when he was appointed to our Board of Directors, to September 2006. On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Under this consulting agreement, we incurred $24,000 for the three months ended June 30, 2006 and $48,000 for the six months ended June 30, 2006.

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2007 and June 30, 2006 was not material.
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
     There has been no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Prior to the Second Circuit’s ruling, the majority of the issuers, including us, and the insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the settlement class, like the litigation class, cannot be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than the Company’s insurance coverage. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

     Item 1A. Risk Factors
     The following risk factors and other information in this quarterly report on Form 10-Q and also those discussed in our annual report on Form 10-K for the year-ended December 31, 2006 and in our quarterly report on Form 10-Q for the three months ended March 31, 2007 should be carefully considered. The risks and uncertainties described below and discussed in our most recent reports referenced above are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. Beginning with the quarterly report on Form 10-Q for the three months-ended March 31, 2007, we no longer repeat risk factors that were disclosed in our most recent annual report on Form 10-K which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent annual report on Form 10-K and in our quarterly reports on Form 10-Q as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed as they become pertinent to our business. To the extent a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K filed for the year-ending December 31, 2007.
Microsoft-Related Risk Factors
If we do not maintain our OEM Distribution Agreement (ODA) with Microsoft, our revenue would decrease and our business would be adversely affected.
     We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. We disclosed in our most recent annual report on Form 10-K that the ODA was last renewed in October 2006 and would expire on June 30, 2007. The ODA was renewed in June, 2007 and will now expire on June 30, 2008, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal.
Microsoft has audited our records under our OEM Distribution Agreement in the past and will do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.
     We disclosed in our most recent annual report on Form 10-K that Microsoft had notified us during the fourth quarter of 2006 that it would be conducting an audit of our records pertaining to the ODA. A similar audit conducted in 2003 and 2004 resulted in a payment to Microsoft of $310,000. We completed the current audit, which covered the period from December of 2003 through September 2006, during this quarter. There were no material findings.

Item 4. Submission of Matters to a Vote of Security Holders
     On June 6, 2007, the following matters were submitted to a vote at the Annual Meeting of Shareholders:
Proposal 1: Election of Directors. Three Class I directors were elected at our 2007 Annual Meeting for three-year terms ending in 2010 by the vote set forth below:

	Shares	Shares
Nominee	For	Withheld
Elliott H. Jurgensen, Jr.	8,500,855	623,515
Scot E. Land	8,500,343	624,027
Kendra A. VanderMeulen	8,499,143	625,227
Proposal 2: The proposal to modify the Company’s existing Board of Directors compensation program was approved by the vote set forth below:

Voted
For	3,901,601
Against	1,103,005
Abstain	123,749
Not voted	4,622,276

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	BSQUARE CORPORATION (Registrant)
	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Scott C. Mahan
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