Form 10-Q
period 2007-09-30
BSQUARE CORP /WA
filed 2007-11-09
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of October 31, 2007: 9,942,328

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,626	$2,483
Short-term investments	7,768	7,426
Accounts receivable, net of allowance for doubtful accounts of $198 at September 30, 2007 and $198 at December 31, 2006	8,952	7,167
Prepaid expenses and other current assets	364	421

Total current assets	21,710	17,497
Equipment, furniture and leasehold improvements, net	867	821
Intangible assets, net	—	101
Restricted cash	1,050	1,200
Other non-current assets	56	57

Total assets	$23,683	$19,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,875	$2,634
Other accrued expenses	2,796	2,877
Accrued compensation	1,340	1,046
Accrued legal fees	534	534
Deferred revenue	866	154

Total current liabilities	8,411	7,245

Deferred rent	337	355
Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,932,339 shares issued and outstanding at September 30, 2007 and 9,617,755 shares issued and outstanding at December 31, 2006	120,783	119,229
Accumulated other comprehensive loss	(414)	(180)
Accumulated deficit	(105,434)	(106,973)

Total shareholders’ equity	14,935	12,076

Total liabilities and shareholders’ equity	$23,683	$19,676

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenue:
Software	$8,951	$7,454	$28,328	$24,354
Service	4,653	4,041	15,466	11,370

Total revenue	13,604	11,495	43,794	35,724

Cost of revenue:
Software	6,692	5,893	21,451	19,427
Service (1)	3,429	2,775	11,356	8,146

Total cost of revenue	10,121	8,668	32,807	27,573

Gross profit	3,483	2,827	10,987	8,151
Operating expenses:
Selling, general and administrative (1)	2,614	2,500	8,214	7,524
Research and development (1)	573	682	1,716	2,095

Total operating expenses	3,187	3,182	9,930	9,619

Income (loss) from operations	296	(355)	1,057	(1,468)
Interest and other income	152	120	719	322

Income (loss) before income taxes	448	(235)	1,776	(1,146)
Income tax expense	(89)	—	(237)	(26)

Net income (loss)	$359	$(235)	$1,539	$(1,172)

Basic income (loss) per share	$0.04	$(0.02)	$0.16	$(0.12)

Diluted income (loss) per share	$0.03	$(0.02)	$0.15	$(0.12)

Shares used in calculation income (loss) per share:
Basic	9,908	9,589	9,803	9,580

Diluted	10,359	9,589	10,155	9,580

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$100	$45	$208	$127
Selling, general and administrative	234	120	524	332
Research and development	23	20	56	55

Total stock-based compensation expense	$357	$185	$788	$514

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,539	$(1,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389	389
Stock-based compensation	788	514
Changes in operating assets and liabilities:
Accounts receivable, net	(1,777)	492
Prepaid expenses and other assets	59	81
Accounts payable and accrued expenses	453	(522)
Deferred revenue	709	(99)
Deferred rent	(18)	(18)

Net cash provided by (used in) operating activities	2,142	(335)

Cash flows from investing activities
Purchases of equipment and furniture	(334)	(287)
Reduction of restricted cash	150	—
Purchases of short-term investments, net	(568)	(4,550)

Net cash used in investing activities	(752)	(4,837)

Cash flows from financing activities:
Proceeds from exercise of stock options	766	78

Net cash provided by financing activities	766	78

Effect of exchange rate changes on cash	(13)	3

Net increase (decrease) in cash and cash equivalents	2,143	(5,091)
Cash and cash equivalents, beginning of period	2,483	7,694

Cash and cash equivalents, end of period	$4,626	$2,603

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007 and its operating results and cash flows for the three and nine months ended September 30, 2007 and 2006. The accompanying financial information as of December 31, 2006 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC. All intercompany balances have been eliminated.
     Earnings (loss) Per Share
     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period excluding any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the weighted average number of common stock equivalent shares outstanding during the period (using the treasury stock method.) Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The Company excluded 969,537 common stock equivalent shares at September 30, 2007 and 1,702,380 at September 30, 2006 from the computation since their effect is antidilutive.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding for basic earnings (loss) per share	9,908	9,589	9,803	9,580
Dilutive effect of common stock equivalent shares	451	—	352	—

Weighted average shares outstanding for diluted earnings (loss) per share	10,359	9,589	10,155	9,580

2. Stock-Based Compensation
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
     Restricted Stock Awards
     In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are governed by the Amended Plan and are subject to forfeiture for a period of one year.
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

     Stock-based compensation expense was recorded in the statements of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue - service	$100	$45	$208	$127
Selling, general and administrative	234	120	524	332
Research and development	23	20	56	55

Total stock-compensation expense	$357	$185	$788	$514

     Stock-based compensation expense under SFAS123R reduced net income by $357,000 and basic and diluted earnings per share by $0.03 for the three months ended September 30, 2007 and increased net loss by $185,000 and loss per share by $0.01 for the three months ended September 30, 2006.
     Stock-based compensation expense under SFAS123R reduced net income by $788,000 and basic and diluted earnings per share by $0.08 for the nine months ended September 30, 2007 and increased net loss by $514,000 and loss per share by $0.06 for the nine months ended September 30, 2006.
     At September 30, 2007, the total compensation cost related to stock options granted under the Company’s stock option plans but not yet recognized was $546,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.
     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	83%	90%	85%	94%
Risk-free interest rate	4.4%	4.8%	4.6%	4.8%
Estimated forfeitures	29%	36%	32%	37%
     Expected Dividend: The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
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

     Estimated Forfeitures: Estimated forfeitures represents the Company’s historical forfeitures for the most recent two-year period and considers voluntary and involuntary termination behavior.
     Stock Option Activity
     The following table summarizes activity under the Company’s stock option plans for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual	Intrinsic
Stock Options	of Shares	Price	Life (in years)	Value
Outstanding at January 1, 2007	1,989,530	$3.96
Granted at fair value	286,700	4.68
Exercised	(304,084)	2.51
Forfeited	(66,848)	3.24
Expired	(24,055)	6.84

Outstanding at September 30, 2007	1,881,243	$4.30	7.52	$4,823,000

Vested and expected to vest at September 30, 2007	1,471,643	$4.61	7.20	$3,647,000

Exercisable at September 30, 2007	1,070,245	$5.10	6.70	$2,553,000

     The weighted-average grant-date fair value was $4.69 per share for options granted during the three months ended September 30, 2007 and $1.49 per share for options granted during the three months ended September 30, 2006. The weighted-average grant-date fair value was $3.35 per share for options granted during the nine months ended September 30, 2007 and $2.00 per share for options granted during the nine months ended September 30, 2006.
     The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at September 30, 2007. There were 911,706 vested options that were in-the-money at September 30, 2007 and 184,434 at September 30, 2006. The Company issues new shares of common stock upon exercise of stock options. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $105,000 for the three months ended September 30, 2007 and $3,000 for the three months ended September 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $732,000 for the nine months ended September 30, 2007 and $43,000 for the nine months ended September 30, 2006.

     Restricted Stock Award Activity
     The following table summarizes restricted stock award activity under the Company’s stock option plans for the nine months ended September 30, 2007:

Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Outstanding at January 1, 2007	—	—
Awarded	10,500	$5.95
Released	—	—
Forfeited	—	—

Outstanding at September 30, 2007	10,500	$5.95

     The 10,500 unvested restricted shares outstanding at September 30, 2007 are scheduled to vest in 2008.
     At September 30, 2007, the total compensation cost related to restricted stock awards granted under the Company’s stock option plans but not yet recognized was $54,000. This cost will be amortized on the straight-line method over a period of approximately .87 years.
3. Comprehensive Income (Loss)
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
     Components of comprehensive income (loss) consist of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$359	$(235)	$1,539	$(1,172)
Unrealized loss on available-for-sale securities	—	—	(226)	—
Foreign currency translation gain (loss)	4	(8)	(9)	7

Comprehensive income (loss)	$363	$(243)	$1,304	$(1,165)

4. Taxes
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
     Income tax expense was $89,000 for the three months ended September 30, 2007 and zero for the three months ended September 30, 2006. Income tax expense was $237,000 for the nine months ended September 30, 2007 and $26,000 for the nine months ended September 30, 2006. This expense relates to corporate income tax generated by our Taiwan subsidiary.
5. Commitments and Contingencies
     Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; Taipei, Taiwan; and Tokyo, Japan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In February 2004, the Company signed an amendment to the lease for its former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.7 million at September 30, 2007, which decreases on the straight-line basis over the length of the ten-year headquarters lease.
     Rent expense was $256,000 for the three months ended September 30, 2007 and 2006. Rent expense was $798,000 for the nine months ended September 30, 2007 and $783,000 for the nine months ended September 30, 2006.
     As of September 30, 2007, the Company had $1,050,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.
     Contractual commitments at September 30, 2007 were as follows (in thousands):

Operating leases:
Remainder of 2007	$261
2008	967
2009	853
2010	926
2011	975
Thereafter	2,889

Total commitments	$6,871

     Legal Proceedings
IPO Litigation
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002, is now the operative complaint. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000.
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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On January 5, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.
     Prior to the Second Circuit’s ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Company’s case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than the Company’s insurance coverage. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

6. Segment Information
     The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment, software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenue:
North America	$12,445	$10,950	$40,897	$33,651
Asia	1,155	535	2,868	2,022
Other foreign	4	10	29	51

Total revenue (1)	$13,604	$11,495	$43,794	$35,724

	September 30,	December 31,
	2007	2006
Long-lived assets:
North America	$825	$877
Asia	42	45

Total long-lived assets	$867	$922

(1)	Revenue is attributed to countries based on location of customer invoiced.
7. Related Party Transactions
     Pursuant to a consulting agreement between the Company and Mr. Donald Bibeault, the Chairman of the Company’s Board of Directors, Mr. Bibeault provided the Company with onsite consulting services from July 2003, when he was appointed to the Board of Directors, to September 2006. On June 29, 2006, the Company and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Under this consulting agreement, the Company incurred $24,000 for the three months ended September 30, 2006 and $72,000 for the nine months ended September 30, 2006.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of the quarterly reports for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and of Part I of our annual report on Form 10-K for the year ended December 31, 2006 entitled “Risk Factors.”
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
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include original equipment manufacturers (OEMs), original design manufacturers (ODMs), silicon vendors, peripheral vendors, and enterprises that develop, market and distribute smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
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

Revenue Recognition
          We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents, time records and customer acceptance, as and when applicable, are used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
          We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Service revenue from fixed-priced contracts is recognized using the percentage of completion method. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.
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
          When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their devices shipments, some of which may be guaranteed. We recognize royalty revenue when we receive the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.
          Deferred revenue includes deposits received from customers for service contracts, customer advances under OEM licensing agreements and unamortized maintenance and support contract revenue. In instances where final acceptance of the software or services is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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
     At September 30, 2007, total compensation cost related to stock options granted under our stock option plans but not yet recognized was $546,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.
     At September 30, 2007, the total compensation cost related to restricted stock awards granted under the Company’s stock option plans but not yet recognized was $54,000. This cost will be amortized on the straight-line method over a period of approximately .87 years.
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

Results of Operations
     The following table presents certain financial data as a percentage of total revenue. Our historical operating results are not necessarily indicative of future results:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Software	66%	65%	65%	68%
Service	34	35	35	32

Total revenue	100	100	100	100

Cost of revenue:
Software	49	51	49	54
Service	25	24	26	23

Total cost of revenue	74	75	75	77

Gross profit	26	25	25	23

Operating expenses:
Selling, general and administrative	19	22	19	21
Research and development	4	6	4	6

Total operating expenses	23	28	23	27

Income (loss) from operations	3	(3)	2	(4)
Interest and other income	1	1	2	1

Income (loss) before income taxes	4	(2)	4	(3)
Income tax expense	(1)	—	—	—

Net income (loss)	3%	(2)%	4%	(3)%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include software licenses, royalties from our software products, software development kits and smart device reference designs as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development, support contracts, fees for customer training, and rebillable expenses.
     Total revenue was $13.6 million for the three months ended September 30, 2007 and $11.5 million for the three months ended September 30, 2006, representing an increase of $2.1 million, or 18%. Total revenue was $43.8 million for the nine months ended September 30, 2007 and $35.7 million for the nine months ended September 30, 2006, representing an increase of $8.1 million, or 23%. These increases were due to higher sales of both software and engineering services.
     Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services sold to foreign customers from our operations located in North America. We currently have international presences outside of North America in Taipei, Taiwan and Tokyo, Japan. Revenue from customers located outside of North America was $1.2 million for the three months ended September 30, 2007 and $545,000 for the three months ended September 30, 2006. Revenue from customers located outside of North America was $2.9 million for the nine months ended September 30, 2007 and $2.1 million for the nine months ended September 30, 2006. The increases stem primarily from royalty revenue related to certain engineering service contracts.

Software revenue
     Software revenue for the three months ended September 30, 2007 and 2006 is presented below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$8,065	$6,960	$25,438	$22,611
BSQUARE proprietary software	886	494	2,890	1,743

Total software revenue	$8,951	$7,454	$28,328	$24,354

Software revenue as a percentage of total revenue	66%	65%	65%	68%

Third-party software revenue as a percentage of total software revenue	90%	93%	90%	93%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems in North America. The majority of our proprietary software revenue in 2007 is attributable to royalty revenue related to several Asia Pacific service contracts, our SDIO software product and our reference designs.
     Third-party software revenue was $8.1 million for the three months ended September 30, 2007 and $7.0 million for the three months ended September 30, 2006, representing an increase of $1.1 million, or 16%. Third-party software revenue was $25.4 million for the nine months ended September 30, 2007 and $22.6 million for the nine months ended September 30, 2006, representing an increase of $2.8 million, or 12%. These increases in third-party software revenue were primarily due to overall growth in the general embedded market and Microsoft’s share thereof.
     We expect third-party software sales to increase approximately 10% to 14% in fiscal year 2007 as compared to fiscal year 2006 based primarily on overall growth in the general embedded market and Microsoft’s share thereof.
     Proprietary software revenue was $886,000 for the three months ended September 30, 2007 and $494,000 for the three months ended September 30, 2006, representing an increase of $392,000, or 79%. Proprietary software revenue was $2.9 million for the nine months ended September 30, 2007 and $1.7 million for the nine months ended September 30, 2006, representing an increase of $1.2 million, or 71%. These increases were primarily due to $420,000 of royalty revenue for the three months ended September 30, 2007 and $1.2 million of royalty revenue for the nine months ended September 30, 2007 related to certain Asia Pacific service contracts which were largely completed late in 2006 or early 2007. Most of the royalty revenue recognized on these contracts to date represent the contractually guaranteed minimum. There was an immaterial amount of royalty revenue from the Asia Pacific service contracts in the three and nine months ended September 30, 2006.
     We expect proprietary software revenue to increase approximately 70-80% in fiscal 2007 as compared to fiscal 2006 based on increased reference design and related product revenue and royalty revenue stemming from certain Asia Pacific service contracts assuming these customers fulfill their contractual obligations. The fourth quarter of 2007 will benefit from $400,000 in proprietary software revenue resulting from a contract originally entered into in 2005 under which the customer had previously refused to pay. We don’t anticipate revenue from this customer in the future.
     Service revenue
     Service revenue was $4.7 million for the three months ended September 30, 2007 and $4.0 million for the three months ended September 30, 2006, representing an increase of $700,000, or 18%. Service revenue represented 34% of total revenue for the three months ended September 30, 2007 and 35% of total revenue for the three months ended

September 30, 2006. The increase in service revenue over the same period last year was due to a 9% increase in the realized rate per hour and higher rebillable revenue. Rebillable service revenue was $385,000 for the three months ended September 30, 2007 as compared to $95,000 for the three months ended September 30, 2006, with the increase driven by one large project.
     Service revenue was $15.5 million for the nine months ended September 30, 2007 and $11.4 million for the nine months ended September 30, 2006, representing an increase of $4.1 million, or 36%. Service revenue represented 35% of total revenue for the nine months ended September 30, 2007 and 32% of total revenue for the nine months ended September 30, 2006. The increase in service revenue over the same period last year was primarily due to a 20% increase in billable hours driven entirely by strength in the North American market, a 9% increase in our realized rate per hour and an increase in our rebillable service revenue driven by one large project. The increase in North American billable hours was driven by improved market conditions, sales improvements and an increase in the average size of projects stemming from a sales strategy shift toward larger, more complex projects. Rebillable service revenue was $1.6 million for the nine months ended September 30, 2007 and $457,000 for the nine months ended September 30, 2006.
     The increase in the realized rate per hour for the three and nine months ended September 30, 2007 resulted primarily from strengthening of our realized Asia Pacific billing rate due to the completion of several significant projects in later 2006 and early 2007 in which we were performing engineering services at relatively low rates in exchange for downstream royalties, partially offset by a decline in our realized North American billing rate due to $180,000 in service revenue not recognized as of September 30, 2007 under our revenue recognition policies, compared to $48,000 at September 30, 2006.
     We expect service revenue to increase approximately 20% to 30% in fiscal 2007 as compared to fiscal 2006 based on improvement in the marketplace, growth in our sales capacity and an increase in our realized rate per hour attributable to the fact that during fiscal 2006 we were working on several large, low-margin projects in Asia Pacific.
Gross profit and Gross Margin
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software, the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren in June 2005, is included in cost of software revenue and was zero for the three months ended September 30, 2007 and $48,000 for the three months ended September 30, 2006. Amortization of intangible assets was $96,000 for the nine months ended September 30, 2007 and $144,000 for the nine months ended September 30, 2006. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products are also positively affected by rebate credits and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $190,000 of our gross profit for the three months ended September 30, 2007 and $180,000 for the three months ended September 30, 2006. Rebates comprised $539,000 of our gross profit for the nine months ended September 30, 2007 and $536,000 for the nine months ended September 30, 2006. Microsoft recently modified its rebate program, although the effect was not material for the three months ended September 30, 2007, and may do so again in the future which could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit.

     The following table outlines software, services and total gross profit (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Software gross profit	$2,259	$1,561	$6,877	$4,927
As a percentage of total software revenue	25%	21%	24%	20%
Service gross profit	$1,224	$1,266	$4,110	$3,224
As a percentage of service revenue	26%	31%	27%	28%
Total gross profit	$3,483	$2,827	$10,987	$8,151
As a percentage of total revenue	26%	25%	25%	23%
     Software gross profit and gross margin
     Software gross profit as a percentage of software revenue was 25% for the three months ended September 30, 2007 and 21% for the three months ended September 30, 2006. Software gross profit as a percentage of software revenue was 24% for the nine months ended September 30, 2007 and 20% for the nine months ended September 30, 2006. The increases in software gross profit percentage was primarily due to the increase in high margin proprietary software sales as a percentage of total software revenue coupled with an increase in the gross margin on third-party software sales. Our proprietary software sales typically generate high gross margins (93% through September 30, 2007), while third-party software sales typically generate much lower gross margins. Third-party software gross profit as a percentage of third-party software revenue was 17% for the three months ended September 30, 2007 and 2006. Third-party software gross profit as a percentage of third-party software revenue was 17% for the nine months ended September 30, 2007 and 15% for the nine months ended September 30, 2006.
     We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin will likely remain relatively low in the foreseeable future. Further, our third-party software gross margin may decline in the future based primarily on increased competitive pressures. We expect our proprietary software gross margin to remain at relatively high levels.
     Service gross profit and gross margin
     Service gross profit was $1.2 million for the three months ended September 30, 2007 and $1.3 million for the three months ended September 30, 2006. Service gross profit was $4.1 million for the nine months ended September 30, 2007 and $3.2 million for the nine months ended September 30, 2006, representing an increase of $900,000, or 28%. Service gross profit as a percentage of service revenue was 26% for the three months ended September 30, 2007 and 31% for the three months ended September 30, 2006. Service gross profit as a percentage of service revenue was 27% for the nine months ended September 30, 2007 and 28% for the nine months ended September 30, 2006. The overall decline in service gross profit is attributable to increased personnel costs and facilities costs due to higher headcount as compared to 2006 and $180,000 in service revenue not recognized during the three months ended September 30, 2007 under our revenue recognition policies.
     We expect service gross profit and service gross margin to improve in the fourth quarter of 2007, as compared to the third quarter, as a result of an anticipated increase in service revenue and resulting improved utilization and a anticipated decline in certain service expenses, particularly fringe benefit expense.

Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $2.6 million for the three months ended September 30, 2007 and $2.5 million for the three months ended September 30, 2006, representing an increase of $100,000, or 4%. Selling, general and administrative expenses represented 19% of total revenue for the three months ended September 30, 2007 and 22% for the three months ended September 30, 2006.
     Selling, general and administrative expenses were $8.2 million for the nine months ended September 30, 2007 and $7.5 million for the nine months ended September 30, 2006, representing an increase of $700,000, or 9%. Selling, general and administrative expenses represented 19% of total revenue for the nine months ended September 30, 2007 and 21% for the nine months ended September 30, 2006.
     These increases in selling, general and administrative expenses were primarily due to higher personnel costs and professional fees. Personnel costs increased due to higher incentive compensation costs driven by higher sales. Professional fees increased due to higher consulting fees for Sarbanes-Oxley compliance. We currently expect selling, general and administrative costs to remain relatively flat in the fourth quarter of 2007 as compared to the third quarter.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $573,000 for the three months ended September 30, 2007 and $682,000 for the three months ended September 30, 2006, representing a decrease of $109,000, or 16%. Research and development expenses represented 4% of total revenue for the three months ended September 30, 2007 and 6% for the three months ended September 30, 2006.
     Research and development expenses were $1.7 million for the nine months ended September 30, 2007 and $2.1 million for the nine months ended September 30, 2006, representing a decrease of $400,000, or 19%. Research and development expenses represented 4% of total revenue for the nine months ended September 30, 2007 and 6% for the nine months ended September 30, 2006.
     These decreases were primarily due to lower salaries and contractor costs and related expenses resulting from lower headcount, as well as decreased headcount-based facilities expenses. We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives. We currently expect our research and development expenses to increase moderately in the fourth quarter of 2007 as compared to the third quarter.

Interest and other income
     Interest and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income was $152,000 for the three months ended September 30, 2007 and $120,000 for the three months ended September 30, 2006, representing an increase of $32,000, or 27%. Interest and other income was $719,000 for the nine months ended September 30, 2007 and $322,000 for the nine months ended September 30, 2006, representing an increase of $397,000, or 123%. These increases were due higher income producing balances and higher prevailing interest rates in the current year as compared to the prior year as well as a realized gain on the sale of marketable securities of $287,000, which occurred during the second quarter of 2007, compared to no such gain in 2006.
Income Tax Expense
     Income tax expense was $89,000 for the three months ended September 30, 2007 and zero for the three months ended September 30, 2006. Income tax expense was $237,000 for the nine months ended September 30, 2007 and $26,000 for the nine months ended September 30, 2006. This expense relates to corporate income taxes generated by our Taiwan subsidiary. We expect our Taiwan subsidiary to remain profitable and, therefore, expect income tax expense to continue for the foreseeable future.
Financial Condition
Deferred Revenue
     Deferred revenue increased $712,000 from $154,000 at December 31, 2006 to $866,000 at September 30, 2007. This increase occurred due to invoicing several customers upfront for engineering projects. We will recognize revenue on these projects as we deliver services and expect to recognize the majority of the balance during the quarter ended December 31, 2007.
Liquidity and Capital Resources
     As of September 30, 2007, we had $13.4 million of cash, cash equivalents and short-term investments, which included restricted cash of $1,050,000, compared to $11.1 million at December 31, 2006, which included restricted cash of $1.2 million. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at September 30, 2007 was $13.2 million compared to $10.3 million at December 31, 2006. The increase in working capital was primarily due to an increase in our short-term investments and accounts receivable balances at September 30, 2007 as compared to December 31, 2006.
     During the nine months ended September 30, 2007, operating activities provided cash of $2.1 million attributable to our net income of $1.5 million and non-cash expenses of $1.2 million, offset by the negative affect of an increase in our accounts receivable. During the nine months ended September 30, 2006, operating activities used cash of $335,000. This cash use was primarily attributable to our net loss of $1.2 million, offset by non-cash expenses totaling $903,000.
     During the nine months ended September 30, 2007, investing activities used $752,000 of cash attributable to $568,000 invested in short-term investments and $334,000 used to purchase capital equipment, partially offset by $150,000 received through a reduction in our line of credit. Investing activities used $4.8 million of cash during the nine months ended September 30, 2006 attributable to $4.6 million invested in short-term investments and $287,000 used to purchase capital equipment. We expect to invest approximately $70,000 in capital expenditures in the fourth quarter of 2007.
     Financing activities generated $766,000 in cash during the nine months ended September 30, 2007 and $78,000 during the nine months ended September 30, 2006 as a result of exercises of stock options. The amount of stock option proceeds increased considerably during the nine months ended September 30, 2007 as compared to the prior year due to an increase in our stock price and resulting impact on the number of exercises.
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.
Tabular Disclosure of Contractual Obligations
     We have significant lease commitments, which expire at various times through 2014. We have operating lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, British Columbia, Canada; Taipei, Taiwan: and Tokyo, Japan. The following are our contractual commitments associated with these lease and other obligations (in thousands):

	Payments Due through Year Ended December 31,
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$—	$—	$—	$—	$—	$—	$—
Equipment financing obligations	—	—	—	—	—	—	—
Operating lease obligations	261	967	853	926	975	2,889	6,871
Purchase obligations	—	—	—	—	—	—	—
Other long-term obligations	—	—	—	—	—	—	—

Total	$261	$967	$853	$926	$975	$2,889	$6,871

In addition to these lease obligations, we are potentially obligated under our headquarters lease. Specifically, in February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If we default under our new corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.7 million at September 30, 2007, which decreases on the straight-line basis over the length of the headquarters lease.
Related Party Transactions
     Pursuant to a consulting agreement between us and Mr. Donald Bibeault, the Chairman of our Board of Directors, Mr. Bibeault provided us with onsite consulting services from July 2003, when he was appointed to our Board of Directors, to September 2006. On June 29, 2006, we and Mr. Bibeault agreed to terminate this consulting agreement effective September 30, 2006. Under this consulting agreement, we incurred $24,000 for the three months ended September 30, 2006 and $72,000 for the nine months ended September 30, 2006.

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
     Our exposure to foreign exchange rate fluctuations can vary as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2007 and September 30, 2006 was not material.
Item 4T. Controls and Procedures
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
     There has been no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
IPO Litigation
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering (the “Underwriter Defendants”). The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002, is now the operative complaint. The suit purport to be class actions filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000.
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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the motion to dismiss the complaint against us. On December 5, 2006, the Second Circuit vacated the decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include us. On January 5, 2007, the Second Circuit denied a petition, but noted that the plaintiffs could ask the district court to certify a more narrow classes than those that were rejected.
     Prior to the Second Circuit’s ruling, the majority of the issuers, including us, and the insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against us and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than our insurance coverage. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

     Item 1A. Risk Factors
     For the three months ended September 30, 2007, there was no material change to risk factors previously disclosed and/or updated in our annual report on Form 10-K for the year-ended December 31, 2006 and in our quarterly reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007. The risk factors discussed in the reports referenced above, and other information in this quarterly report on Form 10-Q, should be carefully considered. The risks and uncertainties discussed in our most recent reports are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. Beginning with the quarterly report on Form 10-Q for the three months-ended March 31, 2007, we no longer repeat risk factors that were disclosed in our most recent annual report on Form 10-K which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent annual report on Form 10-K and in our quarterly reports on Form 10-Q as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed as they become pertinent to our business. To the extent that a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K filed for the year ending December 31, 2007.

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
Date: November 8, 2007
	By:	/s/ Brian T. Crowley

Brian T. Crowley
President and Chief Executive Officer
Date: November 8, 2007
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