Form 10-K
period 2007-12-31
BSQUARE CORP /WA
filed 2008-02-19
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $45,990,000 based on the closing price of $5.97 per share of the registrant’s common stock as listed on the NASDAQ Global Market.

The number of shares of common stock outstanding as of January 31, 2008: 9,968,118

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 11, 2008 are incorporated by reference into Part III of this Form 10-K.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to BSQUARE Corporation. We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), handheld data collection devices, personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm. However, with our recent acquisition of customers and rights to license Adobe Flash technology from NEC Corporation of America (NECAM), we expect to support customers who are using Adobe Flash technology in other operating systems such as Linux or Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs), original design manufacturers (ODMs), silicon vendors (SVs), peripheral vendors, and enterprises that develop, market and distribute smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The increasing need for connectivity among both business and consumer users is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the personal computer (PC) has been the traditional means of electronically connecting suppliers, partners, customers and employees, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.

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

The smart device marketplace is being influenced by the following factors:

•	Growing demand by business professionals and high-end consumers for converged mobile devices that combine telephony, data (such as email and internet browsing), multimedia and location awareness is driving new sophisticated smart device designs by our OEM and ODM customers;

•	The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (IP) set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•	The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources. Microsoft embedded operating systems are already well positioned to leverage this trend with built-in synchronization capabilities, access to Exchange email servers, and similar functionality;

•	Security is becoming an increasingly important concern as devices are able to access networks and store sensitive information locally such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop;

•	Higher bandwidth networks coupled with the larger displays and increased processing power found on new devices means that more multi-media content will be available to devices — increasing demand for digital rights management, content management and related technologies; and

•	Increases in device complexity driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of the Microsoft operating systems, all of which are driving OEMs and ODMs to continually refresh and update their device designs.

Software and Service Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, device component suppliers such as SVs and peripheral vendors and enterprises with customized device needs such as retailers and field service organizations. Representative customer relationships in 2007 included:

•	A large North American OEM continued to engage us to assist in the development and testing of mobile office phones;

•	Palm, Inc. continued to engage us to provide engineering services for its series of Windows Mobile Smartphone devices;

•	An SV engaged us to assist in the development of a series of board support packages (BSPs) in support of various processors;

•	Several large Asian ODMs engaged us to assist in the development of new lines of Windows Mobile-based handheld devices;

•	A large North American retail vendor engaged us to assist in creating a next-generation kiosk and point-of-sale device;

•	A large North American SV engaged us to assist in developing several Windows Mobile BSPs in support of its new line of processors focused on the handset market; and

•	We licensed our SDIO, DevKit, Schema and Productivity+ technology to many North American and Asian OEMs and ODMs for inclusion in their smart devices.

We offer a range of software products to our customers for the development and deployment of smart devices, including both those of third parties and our own proprietary software products, along with our engineering service offerings. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

Third-Party Software Products

We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their smart device project needs. Our third-party software offerings include the following:

•	We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restrictions, Windows Server with Embedded Restrictions, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. The majority of our revenue in 2007 was earned through the resale of Microsoft Embedded operating systems;

•	In December 2007, we acquired the Adobe Flash consulting and distribution business from NECAM. Included with this acquisition is the right to distribute Adobe Flash licenses to OEMs and ODMs and other smart device manufacturers world-wide;

•	In December 2007, we entered into a reseller agreement with Solidcore Systems, Inc. (Solidcore) to be the exclusive distributor of Solidcore’s S3 Control Embeddedtm software to OEMs in North America; and

•	We sub-license and resell other third-party software such as the Esmertec Jeode Java Virtual Machine (JVM) under our JEM-CEtm brand name and Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products

Our proprietary software offerings include:

•	SDIO Hx — SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO solutions have become the industry standard software development kit used by OEMs, ODMs and peripheral vendors who are creating SDIO solutions for smart devices utilizing Microsoft Windows CE and Windows Mobile operating systems. There are currently over 100 licensees of our SDIO technology. During 2007, we released several new versions of our SDIO Hx technology that enhanced performance, supported new versions of the SD and MMC associations specifications and supported new silicon architectures. We expect to continue to update our SDIO Hx technology into the forseeable future. Microsoft has incorporated our SDIO Now! v1.1 technology into its CE 5.0 and Windows Mobile 5.0 operating systems. While the SDIO Hx versions of software have functionality and performance enhancements not found in the SDIO Now! v2.0, there can be no assurance that the inclusion of the SDIO Now! v2.0 software in the base Microsoft operating systems will not have a detrimental effect on sales of the SDIO Hx software.

•	Productivity+ — Productivity+ is a middleware stack that provides Personal Information Management (PIM) functionality on Windows CE-based devices such as email, calendar and contacts. Our Productivity+ product is derived from technology originally developed for our discontinued Power Handheld product.

•	Media+ Portable Media Player — Media+ is a digital media-management and player software solution based on Microsoft® Windows® CE 5.0 that enables OEMs to quickly enter the growing market for PMP players, a new product category that enables consumers to enjoy movies and video clips, view family photos, and listen to music on a single mobile device.

•	DevkitIDP Development Platforms — Our DevkitIDP line of Marvell XScale ☐ Technology-based development platforms accelerate time to market for OEMs, ODMs and enterprises building Windows CE 5.0, Windows CE 6.0 and Windows Mobile 5.0 embedded devices. We currently ship Devkit 255, DevKit 270, and DevKit 3XX (the DevKit 3XX family includes support for the PXA300, PXA310 and PXA320 application processors.) We intend to introduce additional development platforms in the future which may be based on other silicon vendors processor families. Our Devkit products uniquely offer a wide variety of peripheral chips and multiple expansion slots, which provides developers valuable flexibility in the early stages of development when device functionality is being validated.

•	SchemaBSP — Our SchemaBSP tool reduces customer development efforts. SchemaBSP offers a revolutionary three-step process that, when used in conjunction with Microsoft Platform Builder, reduces Windows CE board bring up time by up to 40%. Once a BSP is created with SchemaBSP, the architecture of the tool enables code reuse across multiple product lines, easy BSP updates when new hardware features are added to a design, and quick migration to new OS versions of Windows CE.

Software revenue for the last two fiscal years was as follows (in thousands):

	Year Ended December 31,
	2007	2006

Software revenue:
Third-party software	$34,157	$30,317
Proprietary software	4,241	2,617

Total software revenue	$38,398	$32,934

Software revenue as a percentage of total revenue	65%	66%

Third-party software revenue as a percentage of total software revenue	89%	92%

The resale of Microsoft Embedded operating systems and related products accounts for substantially all of our historical third-party software revenue.

Engineering Service Offerings

We provide Windows Embedded and Windows Mobile smart device makers with consulting and professional engineering services including:

•	Device solution strategy consulting;

•	Software and hardware design and development services;

•	Platform development systems integration;

•	Radio Interface Layer (RIL) development and testing

•	Application, middleware and multimedia software development;

•	Quality assurance and testing services;

•	Hardware design, prototype and product development services;

•	Mechanical and ID design services;

•	Customer technical support; and

•	Platform development and quality assurance training.

Customers utilize our engineering service offerings due to our extensive experience developing new devices and because of our deep experience with Windows Embedded and Windows Mobile operating systems. We believe that engaging BSQUARE on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and product robustness and features, which a customer may have been unable to achieve through other means.

Revenue from professional engineering services for the last two fiscal years was as follows (in thousands):

	Year Ended December 31,
	2007	2006

Total service revenue	$20,956	$16,881

Service revenue as a percentage of total revenue	35%	34%

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software and services, ultimately becoming a go-to solutions provider for smart device makers. To advance this strategy, we intend to focus on the following areas:

•	Enhance our proprietary software product portfolio to generate additional revenue, particularly higher margin revenue, through which will have the added benefit of increasing opportunities to sell engineering services and third-party software products to our customers. During 2007, we increased our level of research and development in conjunction with the our DevKitIDP product family. During the year we actively invested in new versions of our DevKit designs to support new PXA3XX family application processors from Marvell. We also invested in a new line of DevKit designs for a new family of application processors from Texas Instruments. We are continuing to execute and evolve our product strategy and during 2008, we expect to continue to focus on developing new DevKit offerings as well as more specific verticalized reference design offerings. A key element of our strategy is the expansion of our proprietary products that we license to our smart device customers. We believe that the continuing complexity and demands of device development will require our customers to seek out partners that are able to provide more complete device software solutions that can be quickly customized and brought to market;

•	Provide our North American customers of Windows Embedded operating systems with additional product offerings as they become available from Microsoft. For example, in 2007, Microsoft made available to its authorized distributors the Window Embedded CE 6.0 R2 operating system, which is targeted at the general device market;

•	Expand our engineering service offerings by adding new packaged engineering services, engineering capabilities, training and custom consulting offerings. For example, during 2007 we focused on developing new multi-media and radio service offerings. We also developed and began offering to our customers a new Device Validation Test suite;

•	Leverage the significant number of customers gained through our resale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In each year, we typically sell Microsoft Embedded operating systems to over 800 unique customers. During 2007, our revenue from customers that also purchased our service offerings increased approximately 34% from 2006;

•	Increase revenue as a result of our purchase of assets from NECAM and our distribution agreement with Solidcore, which occurred in December 2007, which will allow us to provide a greater suite of value-added solutions to OEMs; and

•	Increase revenue derived from our international customers, particularly by focusing on growing sales in the Asia-Pacific region.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of embedded operating systems worldwide;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	During 2007, we became a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Systems Integrator of the Year for 2006;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a leading systems integrator for Microsoft’s Windows Mobile device development projects;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;

•	We are an authorized Microsoft Windows CE-for-Automotive Solutions Integrator; and

•	We have been engaged by Microsoft on various service engagements.

We work closely with Microsoft executives, developers, and product managers. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft that enable us to sell our software and service offerings to more customers;

•	We receive rebates based upon predefined objectives and our Microsoft Embedded operating systems sales volume; and

•	We participate in Windows Embedded and Windows Mobile design reviews, enabling early access to product roadmap information wherein we provide important technical and customer feedback.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Customers

Customers of our smart device software and engineering service offerings include leading OEMs, ODMs, enterprises, SVs and peripheral vendors seeking to leverage the benefits of Windows Embedded and other operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include Arima Communications, Co., DT Research, Inc., Hand Held Products, Inc., Micros Systems, Inc., Microsoft Corporation, Motorola, Inc., PalmOne, Inc., Qualcomm Inc., RGIS, LLC, Rite Aid Corporation, Solectron USA, Inc. and Tyco Electronics.

Sales and Marketing

We market our smart device software and engineering services to OEMs, ODMs, enterprises, SVs and peripheral vendors predominantly through our direct sales force located in the United States, Taipei, Taiwan and Tokyo, Japan. We do not make significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development organization is responsible for the design, development and release of our reference design and proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing our engineering staff located in Bellevue, Washington and Akron, Ohio. During 2008, we expect to increasingly perform research and development activities in our Taipei, Taiwan facility.

Competition

The market for Windows-based embedded software and services is extremely competitive. We face competition from the following:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Vanteon, Teleca and Wipro;

•	ODMs, particularly those in Taiwan, which have or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with these customers. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, historically about 14% on average. There can be no assurance that gross profit on future sales will not decline given these competitive pressures.

As we develop new product and service offerings, particularly offerings focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

International Operations

During 2007, our international operations outside of North America consisted principally of subsidiaries and operations in Taipei, Taiwan and Tokyo, Japan. Because our OEM Distribution Agreement with Microsoft restricts our resale of Microsoft Embedded operating systems to North America, including Mexico, our foreign operations have traditionally focused on the sale of our own proprietary software products, particularly SDIO Hx, DevKit, Schema, Productivity+, and engineering services. In the fourth quarter of 2007, we reestablished a direct sales presence in Tokyo, Japan. We intend to continue to rebuild our capability to sell software products and services in Japan during 2008 and also plan on broadening our sales presence throughout the Asia-Pacific marketplace. We have also grown our headcount in our Taipei, Taiwan location and expect to continue to grow this headcount in 2008. We increase hardware and software development in our lower cost Taipei location in 2008 in support of our customers in North America and Asia.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the number of employees by area:

	December 31,
	2007	2006

Professional Engineering Services	103	109
Research and Product Development	15	12
Sales, Marketing and Administrative	57	49

Total	175	170

Of these employees, 140 are located in the United States, 9 are located in Canada and 26 are located in Taiwan. In addition, from time to time, we employ temporary employees, consultants and contractors. As of December 31, 2007, we employed 23 contractors compared to 41 at December 31, 2006. As conditions necessitate, periodically professional engineering service employees will perform research and development activities and vice versa.

Intellectual Property and Other Proprietary Rights

Our intellectual property is critical to our success. In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and through contractual arrangements. However, we cannot be certain that our efforts will be effective to prevent the misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with those developed by us.

Additionally, because a significant portion of our revenue relates to the resale of third-party software products, we also rely on our partners, particularly Microsoft, to appropriately protect their own intellectual property.

We currently have six issued patents in the United States and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

See Item 1A, “Risk Factors,” for more information regarding our intellectual property and other proprietary rights.

Available Information

We are a reporting company and file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549... You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC at http://www.sec.gov.

Our Internet website can be found at www.bsquare.com. We make available free of charge through the investor relations section of our website, under “SEC Filings,” all our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2008.

Name	Age	Positions

Donald B. Bibeault	66	Chairman of the Board
Brian T. Crowley	47	President and Chief Executive Officer, Director
Elwood D. Howse, Jr.	68	Director
Elliott H. Jurgensen, Jr.	63	Director
Scot E. Land	53	Director
William D. Savoy	43	Director
Kendra A. VanderMeulen	56	Director
Carey E. Butler	53	Vice President, Professional Engineering Services
Rajesh Khera	38	Vice President, Products
Scott C. Mahan	43	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Larry C. Stapleton	45	Vice President, North American Sales

Donald B. Bibeault has been our Chairman of the Board since July 2003. His term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, chief executive officer, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation, Bank of America amongst others. In 2005, Dr. Bibeault was given the first ever Lifetime Achievement Award by the Association of Certified Turnaround Professionals (ACTP). He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and the Board of Visitors of Golden Gate University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, a M.B.A. from Columbia University and a Ph.D from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School. Donald Bibeault was commissioned through ROTC and served as an officer in the U.S. Army Combat Engineers.

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

Elliott H. Jurgensen, Jr. has been a director of BSQUARE since January 2003. His term of office as a director expires at the 2010 Annual Meeting of Shareholders. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as an audit partner. During his career he held a number of leadership roles, including Managing Partner of the Bellevue, Washington office of KPMG from 1982 to 1991, and Managing Partner of the Seattle, Washington office of KPMG from 1993 to 2002. He is also a director of McCormick & Schmick’s Seafood Restaurants, Inc., Isilon Systems, Inc., Varolii Corporation and ASC Management, Inc. Mr. Jurgensen has a B.S. in accounting from San Jose State University.

Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at the 2010 Annual Meeting of Shareholders. Mr. Land is currently the managing director of the Technology Development Corporation, a firm specializing in commercialization of university-created ideas and in that capacity is an officer and director of several private technology firms including CEO of Palantir Analytics Corporation which is engaged in early detection of biological events that could lead to epidemics and director of Corazonx Inc, which is engaged in early stage coronary disease detection. During 2006, Mr. Land served as Executive Director, Program on Technology Commercialization, University of Washington. Prior to joining the faculty of the UW, Mr. Land was a managing director of Cascadia Capital LLC. Mr. Land was a founder and managing director of Encompass Ventures from September 1997 to July 2005, Mr. Land was a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, (a wholly owned subsidiary of GE) founded by Mr. Land in October 1988, that designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies.

William D. Savoy has been a director of BSQUARE since May 2004. His current term of office as a director expires at the 2009 Annual Meeting of Shareholders. Between 2004 and 2007, Mr. Savoy consulted with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as the president of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as the president of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as the president and chief executive officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its chief financial officer from August 1988 to June 1989. He is also a director of Drugstore.com, where he is a member of the audit committee and chairman of the compensation committee. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.

Kendra VanderMeulen has been a director at BSQUARE since March 2005. Her term of office as a director expires at the 2010 Annual Meeting of Shareholders. Ms. VanderMeulen is currently the President of the Seattle Christian Foundation. She recently served as executive vice president, Mobile at InfoSpace, and is an active board member or advisor to a variety of companies in the wireless Internet arena, including Perlego Systems, Inc., and Inrix, Inc. Ms. VanderMeulen joined AT&T Wireless (formerly McCaw Cellular Communications, now Cingular) in 1994 to lead the formation of the wireless data division. Prior to McCaw, Ms. VanderMeulen served as COO and president of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Ms. VanderMeulen received a BS degree in mathematics from Marietta College and a MS degree in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T.

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

Rajesh Khera has been Vice President of Products since October 2007. He is responsible for managing BSQUARE’s current product lines and for developing and driving new product strategy and execution. From 2004 to 2007, Mr. Khera was Director of Mobile Solutions at RealNetworks, Inc. where he managed global business strategy for media delivery solutions, services and products. While at RealNetworks, he helped build a media delivery service business from the ground up. Mr. Khera has also held various management roles at VeriSign from 2002 to 2003 and at Microsoft from 1993 to 2001. Mr. Khera was VP of Engineering & Marketing at Ensoftek, a technology startup, from 2001 to 2002 and worked at Lizard Tech, a digital image and document technology company, as a Director of Product Management from 2003 to 2004. Mr. Khera holds a Bachelor of Computer Engineering from Maulana Azad National Institute of Technology in Bhopal, India, a Masters in Computer Science from Virginia Tech in Blacksburg, VA, and an MBA from University of Chicago.

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

Microsoft-Related Risk Factors

Due to the market that we serve and, in particular, our focus on devices utilizing Microsoft’s Windows Embedded operating systems as well as the fact that a significant portion of our revenue is derived from the resale of Microsoft Embedded operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement (ODA) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was renewed in June 2007 and will expire on June 30, 2008, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal in June 2007. Future renewals, if any, could be on less favorable terms, which could negatively impact our business and operating results.

Microsoft has audited our records under our OEM Distribution Agreement in the past and will likely do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.

There are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. During 2007, Microsoft conducted an audit of our records pertaining to the ODA, which covered the period from December of 2003 through September 2006. There were no material findings. A similar audit conducted in 2003 and 2004, covering a period of five years, resulted in a payment to Microsoft of $310,000. It is possible that future audits could result in additional charges.

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

Microsoft has released Windows CE version 6.0 and version 6.1 of its Windows Mobile Smartphone and PocketPC operating systems which contain basic SDIO functionality and is therefore competitive with our SDIO Hx Now! and SDIO Hx product offerings. An agreement with Microsoft required us to deliver to Microsoft our SDIO Now! v.1.0 source code for inclusion into Windows CE 5.0 and Windows Mobile 5.0. Since that source code was delivered to Microsoft, we have continued to develop our SDIO Now! product line, introducing SDIO Now! v.2.0, v.2.2 and most recently SDIO Now! Hx, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Now! software product in 2007 and beyond. However, there can be no assurance that our next-generation SDIO Now! product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft as part of the operating system.

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than expected, or declines, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at the Windows Embedded operating systems and Windows Mobile platforms, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•	Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded and Windows Mobile, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile software products and engineering services which is our primary focus today;

•	The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: VxWorks and Linux from WindRiver Systems Inc.; Symbian and Palm OS from PalmSource, Inc.; JavaOS from

Sun Microsystems, Inc.; Android from Google Inc.; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile faces intense competition from the Linux operating system. In the market for converged devices, Windows Embedded faces intense competition from the Symbian operating system. Windows Embedded operating systems and the Windows Mobile targeted platforms may be unsuccessful in capturing a significant share of these two segments of the smart device market, or in maintaining its market share therein;

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

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in price reductions, lower gross profit margin and loss of customers and market share, which would adversely affect our operating results. We face competition from:

•	Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Vanteon, Teleca and Wipro;

•	ODMs, particularly those in Taiwan, which have or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet. Larger customers of Microsoft Embedded operating systems are typically knowledgeable of the competing distributors in the North American market and, consequently, will often put large orders out to bid amongst the distributors, which can create margin pressure and make it difficult to maintain long-term relationships with these customers. The gross profit margin on sales of Microsoft Embedded Windows licenses is relatively low, historically about 14% on average. There can be no assurance that gross profit on future sales will not decline given these competitive pressures.

As we develop new software products and service offerings, particularly offerings focused on specific industries, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

Our ability to maintain or grow the portion of our software revenue attributable to our own proprietary software products is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software product sales provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings as well as provide other advantages. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain and expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.

We may experience delays in our efforts to develop new products and services, and these delays could cause us to miss market opportunities which could negatively impact our revenue and operating results.

The market for Windows-based smart device software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software product and service offerings with attractive features, prices and terms that appeal to our customers. We have experienced delays in new product and service offering introductions in the past and may do so again in the future. Our revenue and operating results may be negatively impacted if we delay releases of new products, product enhancements and/or new services offerings, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products and/or services if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

Our success depends upon our customers’ ability to successfully sell their products incorporating our technology.

Even if a customer selects our products to incorporate into its device, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer, whether from lack of market acceptance of its products or otherwise, could cause us to lose revenue that we had anticipated. Also, our revenue and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology.

If the market for smart devices develops more slowly than we expect, or declines, our revenue may not develop as anticipated, if at all, and our business would be harmed.

The market for smart devices is still emerging and the potential size of this market and the timing of its development are not known. As a result, our profit potential is uncertain and our revenue may not develop as anticipated. We are dependent upon the broad acceptance by businesses and consumers of a wide variety of smart devices, which will depend on many factors, including:

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

The success and profitability of our service offerings are contingent on our ability to differentiate these offerings adequately in the marketplace, which is, in turn, contingent on our ability to retain our engineering personnel and defend our billing rate structure against those of our competitors, including those using lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

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

Various factors may cause the total cost of service projects to exceed the original estimate provided to the customer or the contractual maximum in the case of fixed price contracts, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue, service gross profit and operating results could be negatively impacted. In addition, depending on the cause of an overrun for a given customer and project, we may also decide to provide pricing concessions to that customer which could negatively impact our service revenue, service gross profit and operating results.

We have entered into engineering service agreements in which we have agreed to perform our engineering service work at relatively low rates per hour in exchange for future royalties. There is no guarantee that these arrangements will culminate as anticipated.

We have entered into service contracts that involve reducing up-front engineering service rate and fees in return for a per-device royalty earned as our customers ship their devices, and we may enter into more such agreements in the future. Some of these contracts call for guaranteed royalty payments by our customers. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their device projects or that their devices may not be successful in the market.

Cooperation and support from SVs is critical for the success of our hardware reference designs. Such cooperation cannot be assured.

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

In addition, to successfully sell software and engineering service offerings, we must frequently educate our potential customers about the full benefits of these software and services, which can require significant time. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue, which could cause our quarterly results to fluctuate.

Erosion of the financial condition of our customers could adversely affect our business.

Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and engineering services, could cause them to terminate their relationships with us, and/or could increase the risk that customers default on their payment obligations. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, this allowances may not cover actual losses, which could adversely affect our operating results.

We may be subject to product liability claims that could result in significant costs.

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products and services may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and adversely affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. As an example, on December 18, 2007, we acquired certain assets of NEC Corporation of America for $250,000 in cash and the assumption of certain liabilities and obligations. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of the Sarbanes-Oxley and other corporate governance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

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

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property. These laws and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

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

Our software or hardware products or the third-party hardware or software integrated with our products or delivered as part of our service offerings may suffer from defects or errors that could impair our ability to sell our products and services.

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

Governance and Contract-Related Risk Factors

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

We have incurred and will continue to incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of our internal control over financial reporting under Section 404(a) and for our registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending December 31, 2007. We are currently required to have our auditor attest to management’s assessment for our fiscal year ending December 31, 2008. However, on January 31, 2008, the SEC proposed a one-year extension to the auditor attestation requirement under Section 404(b) which, if adopted, would require us to first comply with this requirement for our fiscal year ending December 31, 2009.

We dedicated significant time and resources during fiscal 2007 to achieve compliance with Section 404(a). During 2007, we incurred $120,000 in external costs to comply with the requirements of Section 404(a). The costs to comply with these requirements will continue to be significant and adversely affect our operating results.

Non-compliance with our lease agreement could have a material adverse impact on our financial position.

If we default under our corporate headquarters lease, the landlord has the ability to demand cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord has the ability to demand repayment, in the event of default, decreases on a straight-line basis over the length of our ten-year headquarters lease. The total amount of cash payments forgiven for which the landlord has the ability to demand repayment was $1.6 million at December 31, 2007. Any breach of or non-compliance with these lease agreements could have a material adverse impact on our business.

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

Customers outside of North America generated approximately 6% of our total revenue in 2007 and approximately 5% in 2006. We currently have operations outside of North America in Taipei, Taiwan and Tokyo, Japan. Our international activities and operations expose us to a number of risks, including the following:

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

We conduct development activities in non-U.S. locations, primarily India (through a partnership with a local company) and Taiwan, to take advantage of the high-quality, low-cost software development resources found in those countries. Additionally, we have plans to increase development activity in both our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Expanding our software development in these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related products and services and could also adversely impact the profitability of service engagements employing offshore resources.

As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations which may limit our ability to sell these customers our products and services. As an example, under our ODA with Microsoft, we are only able to resell Microsoft Embedded operating systems primarily in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.

Item 2.	Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In North America, we also lease office space in San Diego, California; Longmont, Colorado; Akron, Ohio; and Vancouver, British Columbia, Canada. We lease office space internationally in Taipei, Taiwan; and Tokyo, Japan. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing the plaintiffs’ class certification motion, and the plaintiffs filed an opposition to the defendants’ motions to dismiss. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. The Company cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can the Company predict the amount of any such settlement and whether that amount would be greater than the Company’s insurance coverage. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	High	Low

Year Ended December 31, 2007:
First Quarter	$5.10	$2.78
Second Quarter	$7.05	$4.20
Third Quarter	$7.08	$4.86
Fourth Quarter	$7.48	$5.65
Year Ended December 31, 2006:
First Quarter	$3.99	$2.77
Second Quarter	$3.04	$1.87
Third Quarter	$2.50	$1.93
Fourth Quarter	$3.00	$1.93

Holders

As of January 31, 2008 there were approximately 138 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected consolidated financial data has been derived from the audited consolidated financial statements. The selected financial data for the years ended December 31, 2007 and 2006 should be read in conjunction with those statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$59,354	$49,815	$42,923	$38,920	$37,542
Cost of revenue(1)	43,453	37,828	33,039	29,870	31,141

Gross profit	15,901	11,987	9,884	9,050	6,401
Operating expenses:
Selling, general and administrative(1)	11,254	10,046	9,504	9,176	12,609
Research and development(1)	2,365	2,820	1,950	855	1,768
Amortization of intangible assets	—	—	—	—	50
Impairment of goodwill and other intangible assets	—	—	—	—	453
Restructuring and other related charges (credits)	—	—	—	40	(2,960)

Total operating expenses	13,619	12,866	11,454	10,071	11,920

Income (loss) from operations	2,282	(879)	(1,570)	(1,021)	(5,519)
Interest and other income	890	442	287	237	1,059

Income (loss) from continuing operations before income taxes	3,172	(437)	(1,283)	(784)	(4,460)
Income tax provision	(393)	(29)	(14)	(11)	(75)

Income (loss) from continuing operations	2,779	(466)	(1,297)	(795)	(4,535)
Loss from discontinued operations	—	—	—	(6,256)	(9,449)

Net income (loss)	$2,779	$(466)	$(1,297)	$(7,051)	$(13,984)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.05)	$(0.14)	$(0.08)	$(0.49)
Loss from discontinued operations	—	—	—	(0.66)	(1.01)

Diluted net income (loss) per share	$0.27	$(0.05)	$(0.14)	$(0.74)	$(1.50)

(1) Stock-based compensation expense included above:
Cost of revenue — service	$280	$190	$—	$—	$—
Selling, general and administrative	678	445	17	—	—
Research and development	75	80	—	—	—

Total stock-based compensation expense	$1,033	$715	$17	$—	$—

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$15,002	$11,109	$10,694	$12,943	$17,745
Working capital	$14,686	$10,252	$9,502	$11,125	$16,490
Total assets	$24,762	$19,676	$19,570	$18,944	$30,113
Long-term obligations, net of current portion	$331	$355	$379	$375	$—
Shareholders’ equity	$16,515	$12,076	$11,463	$12,734	$19,338

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that we target include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, PDAs, handheld data collection devices, personal media players and smartphones. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm. However, with our recent acquisition of customers and rights to license Adobe Flash technology from NECAM, we expect to support customers who are using Adobe Flash technology in other operating systems such as Linux or Symbian.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. For certain fixed-price professional engineering service contracts that require significant production, modification, or customization of software, we account for these arrangements using the percentage-of-completion method under SOP 81-1, as contemplated by paragraph 7 of SOP 97-2. We use the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods in our case and it better matches revenue recognized with the costs incurred in our instance. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments, some of which may be guaranteed. We recognize royalty revenue when we receive the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

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

At December 31, 2007, total compensation cost related to stock options granted to employees under the Company’s stock plans but not yet recognized was $482,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2007, the total compensation cost related to restricted stock awards granted under the Company’s stock plans but not yet recognized was $73,000. This cost will be amortized on the straight-line method over a period of approximately .75 years.

At December 31, 2007, the total compensation cost related to restricted stock units granted under the Company’s stock plans but not yet recognized was $314,000. This cost will be amortized on the straight-line method over a period of approximately 2.1 years.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income.

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

	As a Percentage of Total Revenue Year Ended December 31,
	2007	2006

Consolidated Statements of Operations Data:
Revenue:
Software	65%	66%
Service	35	34

Total revenue	100	100

Cost of revenue:
Software	48	52
Service	25	24

Total cost of revenue	73	76

Gross profit	27	24
Operating expenses:
Selling, general and administrative	19	20
Research and development	4	6

Total operating expenses	23	26

Income (loss) from operations	4	(2)
Interest and other income	2	1

Income (loss) before income taxes	6	(1)
Income tax expense	(1)	—

Net income (loss)	5%	(1)%

Comparison of the Years Ended December 31, 2007 and 2006

Revenue

Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include software licenses, royalties from our software products, software development kits and smart device reference designs as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development activities, support contracts, fees for customer training, and rebillable expenses.

Total revenue was $59.4 million in 2007 and $49.8 million in 2006, representing an increase of $9.6 million or 19%. This increase was due to higher sales of both software and engineering services discussed further below.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. We currently have operations outside North America in Taipei, Taiwan; and Tokyo, Japan. Revenue from customers located outside of North America was $3.7 million in 2007 and $2.7 million in 2006, representing an increase of $1.0 million or 37%. This increase was primarily due to royalty revenue related to Asia Pacific region engineering service contracts.

Software revenue

Software revenue for 2007 and 2006 is presented below (dollars in thousands):

	Year Ended December 31,
	2007	2006

Software revenue:
Third-party software	$34,157	$30,317
BSQUARE proprietary software	4,241	2,617

Total software revenue	$38,398	$32,934

Software revenue as a percentage of total revenue	65%	66%

Third-party software revenue as a percentage of total software revenue	89%	92%

Software revenue was $38.4 million in 2007 and $32.9 million in 2006, representing an increase of $5.5 million, or 17%. The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems in North America. The majority of our proprietary software revenue in 2007 was attributable to royalty revenue related to several Asia Pacific service contracts whereas the majority of our proprietary software in 2006 was attributable to our SDIO software product.

Third-party software revenue was $34.2 million in 2007 and $30.3 million in 2006, representing an increase of $3.9 million, or 13%. The increase in third-party software revenue was primarily due to overall growth in the general embedded market and Microsoft’s share thereof as well as growth in our account base and average sales per account.

We expect third-party software revenue to increase approximately 15% to 20% in fiscal year 2008 based on overall growth in the general embedded market and in Microsoft’s share thereof as well as the addition of other third-party software offerings.

Proprietary software revenue was $4.2 million in 2007 and $2.6 million in 2006, representing an increase of $1.6 million, or 62%. This increase was primarily due to $1.6 million of royalty revenue in 2007 compared to $355,000 of royalty revenue in 2006 related to Asia Pacific region service contracts which were largely completed late in 2006 or early 2007. Most of the royalty revenue recognized to date on these contracts represented the contractually guaranteed minimums.

We expect proprietary software revenue to decrease slightly in fiscal 2008 primarily due to lower royalty revenue from Asia Pacific region service contracts as the royalty periods expire, partially offset by increased reference design and related product revenue.

Service revenue

Service revenue for 2007 and 2006 is presented below (dollars in thousands):

	Year Ended December 31,
	2007	2006

Total service revenue	$20,956	$16,881

Service revenue as a percentage of total revenue	35%	34%

Service revenue was $21.0 million in 2007 and $16.9 million in 2006, representing an increase of $4.1 million, or 24%. Service revenue represented 35% of total revenue for 2007 and 34% of total revenue for 2006. The increase in service revenue from 2006 was primarily due to an 11% increase in billable hours driven entirely by strength in the North American market, a 10% increase in our realized rate per hour and an increase in our rebillable service revenue driven by several large projects. The increase in North American billable hours was driven by improved market conditions, sales improvements and an increase in the average size of projects stemming from a sales strategy shift toward larger, more complex projects. The improvement in our realized rate per hour was driven by improvement in the Asia Pacific region driven by the completion of several large low rate projects in 2006 and early 2007 in which we were performing engineering services at relatively low rates in exchange for downstream royalties. Rebillable service revenue was $1.9 million in 2007 and $1.0 million in 2006.

We expect service revenue to increase approximately 15% to 20% in fiscal 2008 as compared to fiscal 2007 based on our expectation that the summer slowdown that has affected us for the last two years will do so to a lesser extent in 2008, growth in our sales capacity and increased revenue from the Asia Pacific region resulting from our expansion there.

Gross profit and Gross Margin

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software, the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of certain intangible assets, acquired from Vibren Technologies, Inc. in June 2005, is included in cost of software revenue and was $95,000 in 2007 and $190,000 in 2006. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products are also positively affected by rebate credits and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $717,000 of our gross profit in 2007 and $599,000 in 2006. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2007	2006

Software gross profit	$9,772	$6,817
As a percentage of software revenue	25%	21%
Service gross profit	$6,129	$5,170
As a percentage of service revenue	29%	31%
Total gross profit	$15,901	$11,987
As a percentage of total revenue	27%	24%

Software gross profit and gross margin

Software gross profit was $9.8 million in 2007 and $6.8 million in 2006, representing an increase of $3.0 million, or 44%. Higher third-party software sales coupled with gross margin improvement contributed $1.3 million of the increase with higher proprietary software revenue contributing the remainder primarily due to higher royalty revenue from Asia Pacific region service contracts. Software gross margin was 25% in 2007 and 21% in 2006. This increase in software gross margin was primarily due to the increase in high margin proprietary software sales as a percentage of total software revenue coupled with an increase in the gross margin on third-party software sales. Our proprietary software sales typically generate high gross margins and were 95% in 2007 and 88% in 2006. Third-party software sales typically generate much lower gross margins and were 17% in 2007 and 15% in 2006.

We currently expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin will likely remain relatively low in the foreseeable future. Further, our third-party software gross margin may decline in the future based primarily on increased competitive pressures. We expect our proprietary software gross margin to remain at relatively high levels.

Service gross profit and gross margin

Service gross profit was $6.1 million in 2007 and $5.2 million in 2006, representing an increase of $900,000, or 17% driven by higher service revenue offset by higher service cost of sales as personnel were added to increase delivery capacity. Service gross margin was 29% in 2007 and 31% in 2006. The overall decline in service gross margin was attributable to an increase in engineering services personnel toward the end of 2006.

We currently expect service gross profit to improve approximately 25% in 2008 based on higher activity and revenue levels which should have a positive effect on our staff utilization.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses were $11.3 million in 2007 and $10.0 million in 2006, representing an increase of $1.3 million, or 13%. Selling, general and administrative expenses represented 19% of our total revenue in 2007 and 20% in 2006. Total selling, general and administrative expenses increased due higher stock compensation expense, higher professional fees, higher sales personnel costs, and higher sales commissions and bonuses.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses were $2.4 million in 2007 and $2.8 million in 2006, representing a decrease of $400,000, or 14%. Research and development expenses represented 4% of our total revenue in 2007 and 6% in 2006. The decrease in research and development expense from 2006 to 2007 related to lower wage and contract labor costs driven in large part to the Productivity+ development that occurred in 2006 for which there was no similar expense in 2007.

We are continuing to execute and evolve our product strategy and expect to continue to invest in new product development initiatives; however the timing and magnitude of our investment(s) are difficult to predict.

Interest and other income

Interest and other income consists primarily of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income was $890,000 in 2007 and $442,000 in 2006, representing an increase of $448,000, or 101%. This increase was due to higher income producing balances and higher prevailing interest rates in the current year as compared to the prior year as well as a realized gain on the sale of marketable securities of $287,000, which occurred during the second quarter of 2007, compared to no such gain in 2006.

Income Tax Expense

Income tax expense was $393,000 in 2007 and $29,000 in 2006 predominantly relating to income generated from our Taiwan subsidiary.

Liquidity and Capital Resources

As of December 31, 2007, we had $15.0 million of cash, cash equivalents, short-term investments and restricted cash compared to $11.1 million at December 31, 2006. Specifically, we had $14.0 million of unrestricted cash, cash equivalents, and short-term investments and $1.1 million of restricted cash at December 31, 2007. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. During 2007, net cash provided by operating activities was $3.6 million. This cash provided was primarily attributable to our net income of $2.8 million and the effect of non-cash expenses of $1.5 million, partially offset by a $1.1 million increase in accounts receivable. Our working capital at December 31, 2007 was $14.7 million compared to $10.3 million at December 31, 2006.

During 2006, net cash provided by operating activities was $413,000, primarily attributable to our net loss of $466,000 offset by the effect of non-cash expenses totaling $1.2 million.

Investing activities used cash of $2.6 million in 2007 and $5.8 million in 2006. Investing activities in 2007 included $2.4 million used to purchase short-term investments, net of maturities, $378,000 used for capital equipment purchases and $250,000 used in the acquisition of certain assets of NECAM. Investing activities used cash of $5.8 million in 2006 and included $5.4 million used to purchase short-term investments, net of maturities, and $357,000 used for capital equipment purchases.

Financing activities provided cash of $856,000 in 2007 and $121,000 in 2006 primarily attributable to employees’ exercise of stock options. The amount of stock option proceeds increased considerably during 2007 as compared to 2006 due to an increase in our stock price and resulting impact on the number of exercises.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Potential Cash Commitments

We have the following future or potential cash commitments:

•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of 2004. Similarly, the current corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.6 million at December 31, 2007. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our ten-year headquarters lease.

•	In December 2007, we entered into a reseller agreement with Solidcore to be the exclusive distributor of Solidcore’s S3 Control Embeddedtm software to OEMs in North America. This agreement commits us to pay a minimum license fee of $800,000 to Solidcore by December 31, 2008, regardless of our sales of that software.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2) for each of the years in the two year period ended December 31, 2007. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2007 and 2006 consolidated financial statement schedule listed at Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Moss Adams LLP

Seattle, Washington
February 15, 2008

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$4,377	$2,483
Short-term investments	9,575	7,426
Accounts receivable, net of allowance for doubtful accounts of $199 at December 31, 2007 and $198 at December 31, 2006	8,273	7,167
Prepaid expenses and other current assets	377	421

Total current assets	22,602	17,497
Equipment, furniture and leasehold improvements, net	824	821
Intangible assets, net	230	101
Restricted cash	1,050	1,200
Other non-current assets	56	57

Total assets	$24,762	$19,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$2,634
Other accrued expenses	2,877	2,877
Accrued compensation	1,393	1,046
Accrued legal fees	534	534
Deferred revenue	493	154

Total current liabilities	7,916	7,245
Deferred rent	331	355
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,967,618 shares issued and outstanding at December 31, 2007 and 9,617,755 shares issued and outstanding at December 31, 2006	121,118	119,229
Accumulated other comprehensive loss	(409)	(180)
Accumulated deficit	(104,194)	(106,973)

Total shareholders’ equity	16,515	12,076

Total liabilities and shareholders’ equity	$24,762	$19,676

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
	(In thousands, except
	per share amounts)

Revenue:
Software	$38,398	$32,934
Service	20,956	16,881

Total revenue	59,354	49,815

Cost of revenue:
Software	28,626	26,117
Service(1)	14,827	11,711

Total cost of revenue	43,453	37,828

Gross profit	15,901	11,987

Operating expenses:
Selling, general and administrative(1)	11,254	10,046
Research and development(1)	2,365	2,820

Total operating expenses	13,619	12,866

Income (loss) from operations	2,282	(879)
Interest and other income	890	442

Income (loss) from operations before income taxes	3,172	(437)
Income tax provision	(393)	(29)

Net income (loss)	$2,779	$(466)

Basic income (loss) per share	$0.28	$(0.05)

Diluted income (loss) per share	$0.27	$(0.05)

Shares used in calculation of income (loss) per share:
Basic	9,839	9,586

Diluted loss per share	10,239	9,586

(1) Includes the following amounts related to stock-based compensation expense:
Cost of revenue — service	$280	$190
Selling, general and administrative	678	445
Research and development	75	80

Total stock-based compensation expense	$1,033	$715

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
	(In thousands, except share amounts)

Balance, December 31, 2005	—	—	9,553,566	$118,393	$(423)	$(106,507)	$11,463
Net loss	—	—	—	—	—	(466)	(466)
Foreign currency translation adjustment	—	—	—	—	17	—	17
Unrealized gain on available-for-sale securities	—	—	—	—	226	—	226

Comprehensive loss							(223)
Exercise of stock options	—	—	64,189	121	—	—	121
Stock-based compensation	—	—	—	715	—	—	715

Balance, December 31, 2006	—	—	9,617,755	119,229	(180)	(106,973)	12,076
Net income	—	—	—	—	—	2,779	2,779
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	(226)	—	(226)

Comprehensive income							2,550
Exercise of stock options	—	—	349,863	856	—	—	856
Stock-based compensation	—	—	—	1,033	—	—	1,033

Balance, December 31, 2007	—	$—	9,967,618	$121,118	$(409)	$(104,194)	$16,515

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,779	$(466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on sale of marketable securities	(287)	—
Depreciation and amortization	491	532
Stock-based compensation	1,033	715
Changes in operating assets and liabilities:
Accounts receivable, net	(1,100)	133
Prepaid expenses and other assets	76	7
Accounts payable and accrued expenses	307	(367)
Deferred revenue	338	(117)
Deferred rent	(24)	(24)

Net cash provided by operating activities	3,613	413

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(393)	(357)
Purchases of short-term investments	(10,976)	(5,400)
Maturities of short-term investments	8,601	—
Proceeds from reduction of restricted cash	150	—
Proceeds from sale of marketable securities	287	—
Acquisition of NECAM assets	(250)	—

Net cash used in investing activities	(2,566)	(5,757)

Cash flows from financing activities:
Proceeds from exercise of stock options	856	121

Net cash provided by financing activities	856	121

Effect of exchange rate changes on cash	(9)	12

Net increase (decrease) in cash and cash equivalents	1,894	(5,211)
Cash and cash equivalents, beginning of year	2,483	7,694

Cash and cash equivalents, end of year	$4,377	$2,483

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (BSQUARE), a Washington corporation, and its subsidiaries (collectively, the Company) provides software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices that BSQUARE targets include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, personal digital assistants (PDAs), personal media players and smartphones. The Company’s software and engineering services are focused on devices that use the embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobiletm. However with the Company’s recent acquisition of customers and rights to license Adobe Flash technology from NEC Corporation of America (NECAM), the Company expects to support customers who are using Adobe Flash technology in other operating systems such as Linux or Symbian.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, recognizing revenue, assessing the collectability of accounts receivable, the adequacy of the allowance for doubtful accounts, the realization of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock or if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalent shares were 2,081,445 at December 31, 2007 and 2,069,530 at December 31, 2006.

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

Acquired Intangible Assets

Intangible assets acquired from NECAM in December 2007 are accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $230,000. All of the excess of purchase price over net tangible assets acquired was attributed to acquired technology. The Company computes amortization on the straight-line method over the asset’s estimated useful life, which the Company has estimated to be 31 months.

Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development costs begins upon the establishment of technological feasibility of the software product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $40,000 in 2007 and $39,000 in 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures. See Note 8 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax, on marketable securities categorized as available-for-sale.

The components of other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2007	2006

Net unrealized gain on available-for-sale securities	$—	$226
Foreign currency translation	(409)	(406)

Other comprehensive loss	$(409)	$(180)

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes software revenue upon shipment provided that no significant obligations remain on its part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. For certain fixed-price professional engineering service contracts that require significant production, modification, or customization of software, the Company accounts for these arrangements using the percentage-of-completion method under SOP 81-1, as contemplated by paragraph 7 of SOP 97-2. The Company uses the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of the Company’s fixed-price professional engineering service contracts; in the Company’s case it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. The Company relies on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When elements such as engineering services and royalties are contained in a single arrangement, the Company recognizes revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments, some of which may be guaranteed. The Company recognizes royalty revenue when the Company receives the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

Deferred revenue includes deposits received from customers for service contracts, customer advances under OEM licensing agreements and unamortized maintenance and support contract revenue.

Recently Issued Accounting Pronouncements

Statements of Financial Accounting Standards

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The Company adopted the provisions of SFAS 123R on January 1, 2006. The impact of SFAS 123R on the Company’s financial statements is discussed in Note 8 — Shareholders’ Equity.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” The Company is unable to determine whether the adoption of SFAS 141R will have a material impact on the Company’s financial position or results of operations.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 did not have a material impact the Company’s financial position or results of operations.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s financial position or results of operations.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial position or results of operations.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial position or results of operations.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company’s cash, cash equivalents, short-term investments and restricted cash consist of the following (in thousands):

	December 31,
	2007	2006

Cash and cash equivalents:
Money market funds	$3,070	$1,504
Deposits	1,307	979

	$4,377	$2,483

Short-term investments:
Municipal securities	$9,575	$7,200
Equity securities, available-for-sale	—	226

	$9,575	$7,426

Restricted cash:
Commercial time deposits	$1,050	$1,200

	2007	2006

Unrealized gain on available for sales securities	$61	$226
Reclassification adjustment for gain realized in net income	(287)	—

Unrealized gain on securities, net of reclassification adjustment	$(226)	$226

3.	Equipment, Furniture and Leasehold Improvements

Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2007	2006

Computer equipment and software	$2,947	$2,660
Office furniture and equipment	1,173	1,079
Leasehold improvements	542	529

	4,662	4,268
Less: accumulated depreciation and amortization	(3,838)	(3,447)

	$824	$821

Depreciation and amortization expense was $391,000 in 2007 and $329,000 in 2006.

4.	Asset Purchase

On December 18, 2007, the Company entered into an Asset Purchase Agreement with NECAM. The Company purchased certain assets of NECAM related to its Adobe Flash distribution and consulting business in exchange for $250,000 in cash and the assumption of certain obligations. The Company incurred related transaction costs of $25,000. Under the transaction, the Company purchased intellectual property, equipment, a customer base and assumed certain contracts.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and obligations assumed at December 18, 2007 in connection with the NECAM transaction (in thousands):

Purchase
Price
Allocation

Prepaid assets	$30
Equipment	15
Acquired technology	230

Total assets acquired	275
Accrued transaction expenses	(12)
Accrued compensation	(13)

Net assets acquired	$250

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $230,000. All of the excess of purchase price over net tangible assets acquired was attributed to acquired technology. The amortization period of the acquired technology is 31 months, which coincides with the expiration of the Software License and Support Agreement with Adobe Systems, Incorporated.

5.	Intangible Assets

Intangible assets relate to technology acquired in the NECAM acquisition in December 2007. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $230,000 as of December 31, 2007. Amortization expense related to technology acquired from NECAM is expected to be $89,000 in 2008, $89,000 in 2009 and $52,000 in 2010.

Amortization expense related to the purchase of certain assets of Vibren Technologies, Inc. in June 2005 was $101,000 in 2007 and $203,000 in 2006. These assets were fully amortized as of June 30, 2007.

6.	Income Taxes

The income tax provision is attributable to income and withholding taxes and was $393,000 in 2007 and $29,000 in 2006. The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2007	2006

Deferred income tax assets:
Depreciation and amortization	$1,475	$1,594
Accrued expenses and reserves	518	500
Net operating loss carryforwards	23,222	23,912
Capital loss carryforward	2,465	2,898
Research and development credit carryforward	2,074	2,048
Stock-based compensation	125	118
Other	42	2

Gross deferred tax assets	29,921	31,072
Less: valuation allowance	(29,921)	(31,072)

Total deferred tax asset	$—	$—

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	2007	2006

Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Valuation allowance	(22.6)	(41.9)
International operations	(3.3)	(6.7)
State income tax	1.7	1.5
Other, net	2.7	6.4

	12.4%	(6.7)%

The Company has provided a full valuation allowance on deferred tax assets during 2007 and 2006 because of the uncertainty regarding their realizability. The valuation allowance decreased $1,151,000 in 2007 and increased $887,000 in 2006. At December 31, 2007, the Company had approximately $68.3 million of net operating loss carryforwards and $2.1 million of tax credit carryforwards, which begin to expire in 2021. In addition, the Company has $6.9 million of capital loss carryforwards, which expire in 2008. Utilization of these net operating losses and tax credits may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three-year period.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company did not have any unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

7.	Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego,

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California; Longmont, Colorado; Vancouver, Canada; Taipei, Taiwan: and Tokyo, Japan. The company leases office space in Akron, Ohio on a month-to-month basis.

In February 2004, the Company signed an amendment to the lease for its then corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment to the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of 2004. Similarly, the new corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, in the event the Company was to default under its new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments that the landlord has the ability to demand repayment for decreases on the straight-line basis over the length of the new ten-year headquarters lease. Cash payments for which the landlord has the ability to demand repayment were $1.6 million at December 31, 2007. The lease agreement for the new corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

Rent expense was and $1,064,000 in 2007 and $1,048,000 in 2006.

In December 2007, we entered into a reseller agreement with Solidcore Systems, Inc. (Solidcore) to be the exclusive distributor of Solidcore’s S3 Control Embeddedtm software to OEMs in North America. This agreement commits us to pay a minimum license fee of $800,000 to Solidcore by December 31, 2008, regardless of our sales of that software.

As of December 31, 2007, the Company had $1.1 million pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at December 31, 2007 were as follows (in thousands):

Operating leases:
2008	$1,035
2009	906
2010	926
2011	975
2012	1,030
Thereafter	1,859

Total commitments	$6,731

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

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because the Company did not disclose these arrangements. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the district court denied the Company’s motion to dismiss the complaint. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s ruling, the majority of the issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing the plaintiffs’ class certification motion, and the plaintiffs filed an opposition to the defendants’ motions to dismiss. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. The Company cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can the Company predict the amount of any such settlement and whether that amount would be greater than the Company’s insurance coverage. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

8.	Shareholders’ Equity

Stock Options

In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the Amended Plan). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares. The Amended Plan was amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock. The Amended Plan was further amended in 2007 to allow for awards of restricted stock units, and the currently effective version of the Amended Plan is the Third Amended and Restated Stock Plan.

In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are subject to forfeiture for a period of four years.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

Stock-based compensation expense was recorded on the statement of operations in the same line items as cash compensation for our employees as follows (in thousands):

	Year Ended December 31,
	2007	2006

Cost of revenue — service	$280	$190
Selling, general and administrative	678	445
Research and development	75	80

Total stock-compensation expense	$1,033	$715

Stock-based compensation expense under SFAS 123R reduced net income by $1.0 million and diluted earnings per share by $0.10 in 2007 and reduced net income by $715,000 and diluted earnings per share by $0.08 in 2006.

At December 31, 2007, total compensation cost related to stock options granted to employees under the Company’s stock plans but not yet recognized was $482,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At December 31, 2007, total compensation cost related to restricted stock awards granted under the Company’s stock plans but not yet recognized was $73,000. This cost will be amortized on the straight-line method over a period of approximately .75 years.

At December 31, 2007, total compensation cost related to restricted stock units granted under the Company’s stock plans but not yet recognized was $314,000. This cost will be amortized on the straight-line method over a period of approximately 2.1 years.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Year Ended December 31,
	2007	2006

Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	84%	92%
Risk-free interest rate	4.3%	4.8%
Estimated forfeitures	31%	36%

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Dividend:  The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

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

Stock Option Activity

The following table summarizes stock option activity under the stock plans for the two years ended December 31, 2007:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
Stock Options	of Shares	Exercise Price	Life (in years)	Value

Outstanding at January 1, 2006	1,761,618	$4.75
Granted at fair value	558,400	$2.38
Exercised	(64,189)	1.94
Forfeited	(137,047)	2.91
Expired	(125,251)	10.17

Outstanding at December 31, 2006	1,993,531	3.96	7.25	$727,000

Granted at fair value	330,200	4.88
Exercised	(328,863)	2.60
Forfeited	(83,820)	3.12
Expired	(24,331)	3.95

Outstanding at December 31, 2007	1,886,717	$4.36	7.27	$6,051,000

Vested and expected to vest at December 31, 2007	1,517,617	$4.60	6.97	$4,794,000

Exercisable at December 31, 2007	1,157,272	$4.94	6.52	$3,612,000

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at year end. The Company issues new shares of common stock upon exercise of stock options.

	2007	2006

Weighted-average grant-date fair value	$3.52	$1.73

Options in-the-money at December 31	1,080,110	416,979

Aggregate intrinsic value of options exercised	$808,875	$58,939

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Company’s stock plans for the year ended December 31, 2007:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at January 1, 2007	—	—
Granted	21,000	$6.32
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	21,000	$6.32

The following table summarizes restricted stock unit activity under the Company’s stock plans for the year ended December 31, 2007:

Weighted
Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise Price	Life (in years)	Intrinsic Value

Outstanding at January 1, 2007	—	$—
Awarded	94,728	$—
Released	—	$—
Forfeited	—	$—

Outstanding at December 31, 2007	94,728	$—	2.09	$643,000

Vested and expected to vest at December 31, 2007	51,791	$—	1.69	$352,000

Exercisable at December 31, 2007	—	$—	—	$—

The weighted-average grant-date fair value of restricted stock units granted in 2007 was $6.25.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance under the Company’s stock plans:

	December 31,
	2007	2006

Stock options outstanding	1,886,717	1,969,530
Restricted stock awards outstanding	94,728	—
Stock options available for future grant	186,043	516,572
Warrants outstanding	100,000	100,000

Common stock reserved for future issuance	2,267,488	2,586,102

Warrants

In June 2003, as a result of a lease restructuring agreement, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.56 per share. The warrants were fully vested at the time of issuance and expire in June 2008.

9.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. The Company currently elects to match the participants’ contributions to the Profit Sharing Plan up to a certain amount. Participants will receive their share of the value of their investments and any applicable vested match upon retirement or termination. The Company made matching contributions of $309,000 in 2007 and $269,000 in 2006.

10.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2007	2006

Cash paid for income taxes	$—	$38

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

11.	Significant Risk Concentrations

Significant Customer

As of December 31, 2007, one customer had an accounts receivable balance of approximately $997,000, or 12.1% of total accounts receivable and another customer had an accounts receivable balance of approximately $931,000, or 11.3%. There were no other customers that accounted for at least 10% of total accounts receivable as of December 31, 2007 or 2006 and no customers that accounted for at least 10% of total revenue in 2007 or 2006.

Significant Supplier

The Company has an OEM Distribution Agreement (ODA) with Microsoft, which enables the Company to resell Microsoft Windows Embedded operating systems to its customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s revenue. If the ODA was terminated, the Company’s software revenue and resulting gross profit would decrease significantly and the Company’s operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was renewed in June 2007 and will expire on June 30, 2008, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal in June 2007. Future renewals, if any, could be on less favorable terms, which could negatively impact the Company’s business and operating results.

12.	Geographic and Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Year Ended
	December 31,
	2007	2006

Total revenue:
North America	$55,624	$47,108
Asia	3,658	2,561
Other foreign	72	146

Total revenue(1)	$59,354	$49,815

	At December 31,
	2007	2006

Long-lived assets:
North America	$1,017	$877
Asia	37	45

Total long-lived assets	$1,054	$922

(1)	Revenue is attributed to countries based on location of customer invoiced.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2007 and 2006 are as follows (in thousands except per share data):

2007 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$15,096	$15,094	$13,604	$15,560
Gross profit	3,997	3,507	3,483	4,914
Income from operations(1)	555	206	296	1,225
Net income	$638	$542	$359	$1,240

Diluted income per share	$0.06	$0.05	$0.03	$0.12

Shares used in calculation of income per share:
Basic	9,677	9,823	9,908	9,946

Diluted	10,061	10,150	10,289	10,351

(1) Stock-based compensation expense included in cost of revenue and operating expenses	$189	$242	$357	$245

2006 Quarter Ended	March 31	June 30	September 30	December 31

Revenue	$11,584	$12,645	$11,495	$14,091
Gross profit	2,317	3,007	2,827	3,836
Income (loss) from operations(1)	(936)	(177)	(355)	589
Net income (loss)	$(849)	$(88)	$(235)	$706
Basic and diluted income (loss) per share	$(0.09)	$(0.01)	$(0.02)	$0.07
Shares used in calculation of income (loss) per share:
Basic	9,564	9,586	9,589	9,604
Diluted	9,564	9,586	9,589	9,651
(1) Stock-based compensation expense included in cost of revenue and operating expenses	$154	$175	$185	$201

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is set forth in Part I of this report Item 1, “Business — Directors and Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The information required by this Item regarding our audit committee and audit committee financial expert and any material changes to the procedures by which shareholders may recommend nominees to our board of directors is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.bsquare.com or free of charge upon written request to the attention of our Corporate Secretary by regular mail, email to investorrelations@bsquare.com, or facsimile at 425-519-5998. We intend to disclose , on our website at www.bsquare.com, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Information Regarding Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

1. Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A. Consolidated Balance Sheets at December 31, 2007 and 2006.

B. Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006.

C. Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006.

D. Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.

2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this report:

A. Schedule II — Valuation and Qualifying Accounts.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b)	Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 65 to 67 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: February 15, 2008

By:	/s/ Scott C. Mahan
Scott C. Mahan
Vice President, Finance and
Chief Financial Officer

Date: February 15, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 15, 2008, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Brian T. Crowley Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott C. Mahan Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald B. Bibeault Donald B. Bibeault	Chairman of the Board

/s/ Scot E. Land Scot E. Land	Director

Signature	Title

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director

/s/ Elliott H. Jurgensen, Jr. Elliott H. Jurgensen, Jr.	Director

/s/ William D. Savoy William D. Savoy	Director

/s/ Kendra VanderMeulen Kendra VanderMeulen	Director

BSQUARE CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Amounts	Balance at
Year Ended	of Period	Expenses	Accounts	Written Off	End of Period
			(In thousands)

December 31, 2007	$198	$18	$—	$(17)	$199
December 31, 2006(1)	$687	$—	$—	$(489)	$198

(1)	In the fourth quarter of 2006, the Company settled an ongoing dispute with a former customer, which resulted in a write off of $475,000.

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation(1)
3	.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation(2)
3	.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation(20)
3.2		Bylaws and all amendments thereto(14)
4.1		See Exhibits 3.1, 3.1(a), 3.1(b) and 3.2 for provisions defining the rights of the holders of common stock
4.2		Form of Warrant to purchase common stock(16)
10	.1++	Third Amended and Restated Stock Plan
10	.1(a)	1998 Mainbrace Stock Option Plan(3)
10	.1(b)	2000 Non-Qualified Stock Option Plan(4)
10	.1(c)	Infogation Corporation 1996 Stock Option Plan(12)
10	.1(d)	Infogation Corporation 2001 Stock Options/Stock Issuance Plan(12)
10	.1(e)	Form of Stock Option Agreement(24)
10	.1(f)	Form of Restricted Stock Grant Agreement
10	.1(g)	Form of Restricted Stock Unit Agreement
10.2		Employee Stock Purchase Plan(1)
10	.2(a)	Amendment No. 1 to the Employee Stock Purchase Plan(13)
10.3		401(k) Plan(1)
10.4		Form of Indemnification Agreement(1)
10.6		Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)(1)
10.7		Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation(1)
10.8		First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE(5)
10	.9*	Master Development & License Agreement between Microsoft Corporation and BSQUARE Corporation dated effective as of October 1, 1998(1)
10	.9(a)*	Amendment No. 1 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated December 23, 1999(6)
10	.9(b)*	Amendment No. 2 to the Master Development and License Agreement between BSQUARE Corporation and Microsoft Corporation dated July 26, 2001(6)
10.10		Stock Purchase and Shareholders Agreement dated as of January 30, 1998(1)
10.11		Stock Purchase Agreement dated August 18, 1999 by and between BSQUARE Corporation and Vulcan Ventures Incorporated(1)
10.12		Agreement and Plan of Merger among BSQUARE, BlueWater Systems, Inc. and H2O Merger Corporation dated as of January 5, 2000(7)
10.13		Agreement and Plan of Merger among BSQUARE Corporation, Mainbrace Corporation and Mainbrace Acquisition Inc. dated as of May 10, 2000(8)
10.14		Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant(9)
10	.14(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant(16)
10.15		Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation(10)
10.16		Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation(11)
10	.16(a)	Fifth Amendment to Office Lease Agreement between WA — Sunset North Bellevue LLC and BSQUARE Corporation(18)

Exhibit
Number		Description

10	.16(b)	Rent Deferral Agreement between WA — Sunset North Bellevue, L.L.C and BSQUARE Corporation(18)
10.17		Agreement and Plan of Merger among BSQUARE, BSQUARE San Diego Corporation and Infogation Corporation dated as of March 10, 2002(14)
10	.18*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated September 16, 2003(17)
10	.18(a)*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2004(19)
10	.18(b)*	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2005(21)
10	.18(c)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2006(26)
10.19		Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation(18)
10.20		Employment Agreement between Scott C. Mahan and BSQUARE Corporation(18)
10.21		Employment Agreement between Carey E. Butler and BSQUARE Corporation(18)
10.22		Employment Offer Letter Agreement between Pawan Gupta and BSQUARE Corporation(24)
10	.22(a)	Separation and Release Agreement between Pawan Gupta and BSQUARE Corporation dated effective as of October 30, 2006(27)
10.23		Employment Agreement between Brian T. Crowley and BSQUARE Corporation(22)
10.24		Asset Purchase Agreement between Vibren Technologies, Inc. and BSQUARE Corporation dated effective June 30, 2005(23)
10.25		Employment offer letters, as amended, between Larry Stapleton and BSQUARE Corporation(25)
10.26		Employment offer letter between Rajesh Khera and BSQUARE Corporation
21.1		Subsidiaries of the registrant
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page hereof)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Subject to confidential treatment.

+	Confidential treatment requested.

++	Replaces previously filed exhibit.

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999.

(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000.

(3)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-44306) filed with the Securities and Exchange Commission on August 23, 2000.

(4)	Incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-70290) filed with the Securities and Exchange Commission on September 27, 2001.

(5)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2000.

(6)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2000.

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2000.

(9)	Incorporated by reference to the registrant’s registration statement on Form S-1 (File No. 333-45506) filed with the Securities and Exchange Commission on September 14, 2000.

(10)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2001.

(11)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

(12)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-85340) filed with the Securities and Exchange Commission on April 2, 2002.

(13)	Incorporated by reference to the registrant’s statement on Form S-8 (File No. 333-90848) filed with the Securities and Exchange Commission on June 20, 2002.

(14)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003.

(15)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003.

(16)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

(17)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003.

(18)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(19)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2004.

(20)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(21)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2005.

(22)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2005.

(23)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(24)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2005.

(25)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006.

(26)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2006.

(27)	Incorporated by reference to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2007.