Form 10-Q
period 2008-03-31
BSQUARE CORP /WA
filed 2008-05-09
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of April 30, 2008: 9,997,193

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,695	$4,377
Short-term investments	325	9,575
Accounts receivable, net of allowance for doubtful accounts of $198 at March 31, 2008 and $199 at December 31, 2007	9,837	8,273
Prepaid expenses and other current assets	744	377

Total current assets	17,601	22,602
Equipment, furniture and leasehold improvements, net	810	824
Intangible assets, net	208	230
Restricted cash	1,050	1,050
Long-term investments	7,950	—
Other non-current assets	59	56

Total assets	$27,678	$24,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,332	$2,619
Other accrued expenses	3,379	2,877
Accrued compensation	1,678	1,393
Accrued legal fees	534	534
Deferred revenue	415	493

Total current liabilities	9,338	7,916

Deferred rent	325	331
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 9,992,193 shares issued and outstanding at March 31, 2008 and 9,967,618 shares issued and outstanding at December 31, 2007	121,535	121,118
Accumulated other comprehensive loss	(366)	(409)
Accumulated deficit	(103,154)	(104,194)

Total shareholders’ equity	18,015	16,515

Total liabilities and shareholders’ equity	$27,678	$24,762

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
Revenue:
Software	$10,996	$9,195
Service	6,062	5,901

Total revenue	17,058	15,096

Cost of revenue:
Software	8,397	6,822
Service (1)	4,011	4,277

Total cost of revenue	12,408	11,099

Gross profit	4,650	3,997
Operating expenses:
Selling, general and administrative (1)	3,009	2,897
Research and development (1)	644	545

Total operating expenses	3,653	3,442

Income from operations	997	555
Interest and other income	160	123

Income before income taxes	1,157	678
Income tax expense	(117)	(40)

Net income	$1,040	$638

Basic income per share	$0.10	$0.07

Diluted income per share	$0.10	$0.06

Shares used in calculation of income per share:
Basic	9,977	9,677

Diluted	10,149	9,953

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$125	$48
Selling, general and administrative	240	120
Research and development	19	21

Total stock-compensation expense	$384	$189

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$1,040	$638
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137	147
Stock-based compensation	384	189
Changes in operating assets and liabilities:
Accounts receivable, net	(1,558)	(832)
Prepaid expenses and other assets	(369)	(44)
Accounts payable and accrued expenses	1,500	286
Deferred revenue	(79)	213
Deferred rent	(6)	(6)

Net cash provided by operating activities	1,049	591

Cash flows from investing activities:
Purchases of equipment and furniture	(101)	(96)
Proceeds from reduction of restricted cash	—	150
Purchases of investments	—	1,000
Maturities of investments	1,300	(2,100)

Net cash provided by (used in) investing activities	1,199	(1,046)

Cash flows from financing activities:
Proceeds from exercise of stock options	33	348

Net cash provided by financing activities	33	348

Effect of exchange rate changes on cash	37	(8)

Net increase (decrease) in cash and cash equivalents	2,318	(115)
Cash and cash equivalents, beginning of period	4,377	2,483

Cash and cash equivalents, end of period	$6,695	$2,368

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008 and its operating results and cash flows for the three months ended March 31, 2008 and 2007. The accompanying financial information as of December 31, 2007 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC. All intercompany balances have been eliminated.
     Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock or if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalent shares were 2,205,272 at March 31, 2008 and 2,063,105 at March 31, 2007.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average shares outstanding for basic earnings per share	9,977	9,677
Dilutive effect of common stock equivalent shares	172	276

Weighted average shares outstanding for diluted earnings per share	10,149	9,953

2. Investments
     The Company’s investments consist of auction rate securities, or ARS. ARS are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term, they are generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed.) The Company has investments in ARS valued at $7,975,000 as of March 31, 2008 which have failed at auction. These investments are illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. The failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. There has been no reduction in fair value of the underlying collateral of the Company’s ARS portfolio. As of March 31, 2008, the Company has reclassified the balance of failed ARS on its balance sheet from short-term investments to long-term investments due to the uncertainty in timing of liquidating these investments.
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of its ARS. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.
Fair value measurements of the Company’s ARS as of March 31, 2008 were as follows:

	Fair Value Measurements as of March 31, 2008 Using:

	Quoted Prices in
	Active Markets for	Direct or Indirect	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Auction rate securities:
Student loan backed	$—	$4,050	$—	$4,050
Closed-end funds	25	3,400	—	3,425
Municipal	300	—	—	300
Corporate collateral	—	500	—	500

Total auction rate securities	$325	$7,950	$—	$8,275

Amounts included in:
Short-term investments	$325	$—	$—	$325
Long-term investments	—	7,950	—	7,950

Total	$325	$7,950	$—	$8,275

          As of March 31, 2008, the total fair value of the Company’s ARS was $8.3 million, which was measured using Level 1 inputs for the non-failed securities and Level 2 inputs for the failed securities. However, since February 2008, there have been insufficient buyers for these ARS; therefore the Company transferred the failed ARS, or $7,950,000, from the Level 1 to the Level 2 category as of March 31, 2008.
          Subsequent to March 31, 2008, $325,000 of the ARS have been redeemed and the Company has received notice that an additional $1.7 million is scheduled to be redeemed in May 2008.
3. Intangible Assets
     Intangible assets relate to technology acquired NEC Corporation of America in December 2007.

	March 31,	December 31,
	2008	2007

Gross carrying value of the acquired intangible assets subject to amortization	$230	$230
Accumulated amortization	22	—

Net book value	$208	$230

     Amortization expense was $22,000 for the three months ended March 31, 2008 and $50,000 for the three months ended March 31, 2007. Amortization expense is expected to be $67,000 for the remainder of 2008.
4. Stock-Based Compensation
Stock Options
     In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the Amended Plan). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan allows for awards of stock appreciation rights, restricted and unrestricted stock and restricted stock units.
     The Company also has a Non-Qualified Stock Option Plan, under which, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
Restricted Stock Awards
     In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are subject to forfeiture for a period of four years. In January 2008, the Company began issuing restricted stock awards to its officers. These awards are subject to forfeiture for a period of 23 months.

Stock-Based Compensation
     The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company records expense over the vesting period using the straight-line method. The calculation of compensation expense for awards under SFAS 123R includes the impact of an estimate for forfeitures.
     Stock-based compensation expense is recorded in the statements of income in the same line items as cash compensation for the Company’s employees as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenue — service	$125	$48
Selling, general and administrative	240	120
Research and development	19	21

Total stock-based compensation expense	$384	$189

     Stock-based compensation expense under SFAS123R reduced net income by $384,000 and diluted earnings per share by $0.04 for the three months ended March 31, 2008. Stock-based compensation expense under SFAS123R reduced net income by $189,000 and diluted earnings per share by $0.02 for the three months ended March 31, 2007.
     At March 31, 2008, total compensation cost related to stock options granted under the Company’s stock option plans but not yet recognized was $656,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At March 31, 2008, total compensation cost related to restricted stock awards granted under the Company’s stock plans but not yet recognized was $90,000. This cost will be amortized on the straight-line method over a period of approximately eight months.
     At March 31, 2008, total compensation cost related to restricted stock units granted under the Company’s stock plans but not yet recognized was $341,000. This cost will be amortized on the straight-line method over a period of approximately 1.8 years.

      Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007

Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	81%	86%
Risk-free interest rate	2.4%	4.7%
Estimated forfeitures	22%	35%
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

      Stock Option Activity
     The following table summarizes stock option activity under the Company’s stock plans for the three months ended March 31, 2008:

			Weighted Average
			Remaining
	Number	Weighted Average	Contractual	Aggregate Intrinsic
Stock Options	of Shares	Exercise Price	Life (in years)	Value
Outstanding at January 1, 2008	1,886,717	$4.36
Granted at fair value	135,900	4.04
Exercised	(8,799)	2.59
Forfeited	(8,391)	3.83
Expired	(9,335)	18.58

Outstanding at March 31, 2008	1,996,092	$4.28	7.20	$1,586,000

Vested and expected to vest at March 31, 2008	1,661,880	$4.44	6.95	$1,326,000

Exercisable at March 31, 2008	1,246,117	$4.72	6.43	$1,028,000

     The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at March 31, 2008. The Company issues new shares of common stock upon exercise of stock options.

	2008	2007

Weighted-average grant-date fair value for the three months ended March 31, 2008	$2.81	$3.19

Options in-the-money at March 31	744,638	699,631

Aggregate intrinsic value of options exercised for the three months ended March 31, 2008	$23,000	$362,000

     Restricted Stock Activity
     The following table summarizes restricted stock award activity under the Company’s stock plans for the three months ended March 31, 2008:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Outstanding at January 1, 2008	21,000	$6.32
Awarded	10,500	$5.13
Released	—	—
Forfeited	—	—

Outstanding at March 31, 2008	31,500	$5.93

     The following table summarizes restricted stock unit activity under the Company’s stock plans for the three months ended March 31, 2008:

		Weighted Average
		Remaining
	Number	Contractual	Aggregate Intrinsic
	of Shares	Life (in years)	Value
Outstanding at January 1, 2008	94,728
Awarded	22,817
Released	(5,765)
Forfeited	(2,600)

Outstanding at March 31, 2008	109,180	2.09	$426,000

Vested and expected to vest at March 31, 2008	67,247	1.57	$262,000

     The weighted-average grant-date fair value of restricted stock units granted for the three months ended March 31, 2008 was $5.79.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity under generally accepted accounting principles but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. The components of other comprehensive income (loss) consisted of foreign currency translation gain of $43,000 for the three months ended March 31, 2008 and a foreign currency translation loss of $12,000 for the three months ended March 31, 2007.
6. Commitments and Contingencies
      Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Vancouver, Canada; Taipei, Taiwan; and Tokyo, Japan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In February 2004, the Company amended the lease of its former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.5 million at March 31, 2008, which decreases on the straight-line basis over the length of its ten-year headquarters lease.
     Rent expense was $279,000 for the three months ended March 31, 2008 and $272,000 for the three months ended March 31, 2007.
     As of March 31, 2008, the Company had $1,050,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

     Contractual commitments at March 31, 2008 were as follows (in thousands):

Operating leases:
Remainder of 2008	$928
2009	1,137
2010	1,118
2011	1,039
2012	1,030
Thereafter	1,859

Total commitments	$7,111

     Legal Proceedings
IPO Litigation
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002, is now the operative complaint. The operative complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purports to be a class action filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000.
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
     The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On October 9, 2002, the district court dismissed the Individual Defendants from the case without prejudice based upon stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.
     On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

7. Segment Information
     The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment — software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Total revenue:
North America	$15,385	$14,315
Asia	1,434	769
Other foreign	239	12

Total revenue (1)	$17,058	$15,096

	March 31,	December 31,
	2008	2007
Long-lived assets:
North America	$973	$1,017
Asia	45	37

Total long-lived assets	$1,018	$1,054

(1)	Revenue is attributed to countries based on location of customer invoiced.
      Significant Customers
     No customers accounted for 10% or more of total revenue for the three months ended March 31, 2008. One customer had an accounts receivable balance of approximately $1.4 million, or 14% of total accounts receivable as of March 31, 2008. As of April 30, 2008, the Company had collected $495,000 of the March 31, 2008 balance from this customer. There were no other customers that accounted for 10% or more of total accounts receivable as of March 31, 2008.
     For the three months ended March 31, 2007, the Company had one customer that accounted for $1.8 million, or 12% of total revenue. Sales to this customer, which was predominantly engineering services, included $845,000 of rebillable service revenue which does not have a material impact on the Company’s gross profit. Excluding rebillable services, this customer only accounted for 6% of revenue. There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2007. In addition, this customer had an accounts receivable balance of approximately $1.5 million, or 19% of total accounts receivables as of March 31, 2007. There were no other customers that accounted for 10% or more of total accounts receivable as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (SEC) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this quarterly report and of Part I of our annual report on Form 10-K for the year ended December 31, 2007 entitled “Risk Factors.”
Overview
     We provide software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, PDAs, handheld data collection devices, personal media players and smartphones. We primarily focus the sale of our software and engineering services to customers developing smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with our recent acquisition of customers and rights to license Adobe Flash technology from NEC Corporation of America (“NECAM”), we expect to support customers who are using Adobe Flash technology in other operating systems such as Linux and Symbian.
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs), original design manufacturers, silicon vendors, peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
Critical Accounting Judgments
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and those that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 1 of Part I, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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
     We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. For certain fixed-price professional engineering service contracts that require significant production, modification, or customization of software, we account for these arrangements using the percentage-of-completion method under Statement Of Position (“SOP”) 81-1, as contemplated by paragraph 7 of SOP 97-2. We use the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods in our case and it better matches revenue recognized with the costs incurred in our instance. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.
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
Stock-Based Compensation
     We record compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.
     At March 31, 2008, total compensation cost related to stock options granted under our stock option plans but not yet recognized was $656,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At March 31, 2008, total compensation cost related to restricted stock awards granted under our stock plans but not yet recognized was $90,000. This cost will be amortized on the straight-line method over a period of approximately 8 months.
     At March 31, 2008, total compensation cost related to restricted stock units granted under our stock plans but not yet recognized was $341,000. This cost will be amortized on the straight-line method over a period of approximately 1.8 years.
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
     Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding and earnings distribution taxes. The tax regulations governing these other taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of such taxes.

Results of Operations
     The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of future results.

	As a Percentage of
	Total Revenue
	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
Revenue:
Software	64%	61%
Service	36	39

Total revenue	100	100

Cost of revenue:
Software	49	45
Service	24	28

Total cost of revenue	73	73

Gross profit	27	27

Operating expenses:
Selling, general and administrative	17	19
Research and development	4	4

Total operating expenses	21	23

Income from operations	6	4
Interest and other income	1	—

Income before income taxes	7	4
Income tax expense	(1)	—

Net income	6%	4%

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
     Total revenue was $17.1 million for the three months ended March 31, 2008 and $15.1 million for the three months ended March 31, 2007, representing an increase of $2.0 million, or 13%. This increase was due to higher sales of both software and professional engineering services as discussed below.
     Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and engineering services billed to foreign customers from our operations located in North America. We currently have operations outside North America in Taipei, Taiwan and Tokyo, Japan. Revenue from customers located outside of North America was $1.7 million for the three months ended March 31, 2008 and $781,000 for the three months ended March 31, 2007, representing an increase of $919,000, or 118%. This increase was primarily due to royalty revenue related to Asia Pacific engineering service contracts.
     We had no customers that accounted for 10% or more of total revenue for the three months ended March 31, 2008. For the three months ended March 31, 2007, we had one customer that accounted for $1.8 million, or 12% of total revenue. Sales to this customer, which was predominantly engineering services, included $845,000 of rebillable service revenue on which we earn a small gross profit. Excluding rebillable services, this customer only accounted for 6% of revenue. There were no other customers that accounted for 10% or more of total revenue for the three months ended March 31, 2007.
Software revenue
     Software revenue for the three months ended March 31, 2008 and 2007 is presented below (dollars in thousands):

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
Software revenue:
Third-party software	$10,133	$8,225
BSQUARE proprietary software	863	970

Total software revenue	$10,996	$9,195

Software revenue as a percentage of total revenue	64%	61%

Third-party software revenue as a percentage of total software revenue	92%	89%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The biggest portion of our proprietary software revenue is attributable to royalty revenue from several Asia Pacific service contracts.
     Third-party software revenue was $10.1 million for the three months ended March 31, 2008 and $8.2 million for the three months ended March 31, 2007, representing an increase of $1.9 million, or 23%. The increase in third-party software revenue was due to an increase in higher sales to several of our larger customers and revenue from Flash Lite licensing which began in December 2007. We generated $450,000 in Flash Lite licensing revenue for the three months ended March 31, 2008 compared to none for the three months ended March 31, 2007. We currently expect third-party software revenue to increase approximately 15% to 20% in fiscal year 2008, as compared to fiscal 2007, based on overall growth in the general embedded market, and in Microsoft’s share of that market, as well increased revenue contribution from additional third-party software product offerings such as Adobe Flash Lite and Solidcore’s S3 Control product.
     Proprietary software revenue was $863,000 for the three months ended March 31, 2008 and $970,000 for the three months ended March 31, 2007, representing a decrease of $107,000, or 11%. This decrease was due to lower SDIO and reference design revenue. We currently expect proprietary software revenue to decrease slightly in fiscal 2008, as compared to fiscal 2007, primarily due to lower royalty revenue from Asia Pacific service contracts as the guaranteed royalty periods expire, partially offset by increased reference design and related product revenue.
      Service revenue
     Service revenue was $6.1 million for the three months ended March 31, 2008 and $5.9 million for the three months ended March 31, 2007, representing an increase of $200,000, or 3%. Service revenue represented 36% of total revenue for the three months ended March 31, 2008 and 39% of total revenue for the three months ended March 31, 2007. A 490% increase in core engineering services revenue in the Asia Pacific region drove the increase, partially offset by a decrease in low-margin rebillable revenue of $587,000. Billable hours increased by 6% for the three months ended March 31, 2008, driven by higher activity levels in the Asia Pacific region, whereas the realized rate per hour increased by 8% for the three months ended March 31, 2008, driven by bill rate improvement in the Asia Pacific region, resulting from several low bill rate royalty-bearing service contracts we had been engaged in during the same period in 2007. We currently expect service revenue to increase approximately 15% to 20% in fiscal 2008, as compared to fiscal 2007, based on our expectation that the summer slowdown that has affected us for the last two years will do so to a lesser extent in 2008, as well as growth in our sales capacity and increased revenue from the Asia Pacific region resulting from our expansion there.

Gross profit and gross margin
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software products, the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren Technologies Inc. in June 2005 and from NECAM in December 2007, is included in cost of software revenue and was $22,000 for the three months ended March 31, 2008 and $48,000 for the three months ended March 31, 2007. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, related facilities and depreciation costs. Gross profit on the sales of third-party software products are also positively affected by rebates and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $61,000 of our gross profit for the three months ended March 31, 2008 and $158,000 of our gross profit for the three months ended March 31, 2007. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn.
     The following table outlines software, engineering services and total gross profit (dollars in thousands):

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)

Software gross profit	$2,599	$2,373
As a percentage of total software revenue	24%	26%
Service gross profit	$2,051	$1,624
As a percentage of service revenue	34%	28%
Total gross profit	$4,650	$3,997
As a percentage of total revenue	27%	26%
     Software gross profit and gross margin
     Software gross profit was $2.6 million for the three months ended March 31, 2008 and $2.4 million for the three months ended March 31, 2007, representing an increase of $200,000, or 8%. This increase was due to higher gross profit contribution from increased sales of third-party software sales, partially offset by a reduction in third-party software gross margin. Software gross profit as a percentage of software revenue was 24% for the three months ended March 31, 2008 and 26% for the three months ended March 31, 2007. The decrease in software gross profit percentage was primarily due to the decrease in high margin proprietary software sales as a percentage of total software revenue. Our proprietary software sales have traditionally generated high gross margins (99% this quarter), while third-party software sales typically generate much lower gross margins. Third-party software margin was 17% for the three months ended March 31, 2008, compared to 18% for the same period in the prior year with the decrease driven by higher revenue contribution from our larger, lower margin customers.
     We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore our software gross margin will likely remain relatively low in the foreseeable future. We currently expect our proprietary software gross margin to remain at relatively high levels. We currently expect our third-party software margin to increase to approximately 18% in fiscal 2008, compared to 17% in fiscal 2007, with the increase driven by gross profit contribution from higher margin third-party software products such as Flash Lite and S3 Control.
     Service gross profit and gross margin
     Service gross profit was $2.1 million for the three months ended March 31, 2008 and $1.6 million for the three months ended March 31, 2007, representing an increase of $500,000, or 31%. Service gross profit as a percentage of service revenue was 34% for the three months ended March 31, 2008 and 28% for the three months ended March 31, 2007. The increase in service gross profit was driven by higher revenue and improvement in service gross margin. The improvement in service gross margin was driven primarily by an 8% increase in our realized rate per hour and a decline in low-margin rebillable service revenue.
     We currently expect service gross profit to improve approximately 25% in fiscal 2008, as compared to fiscal 2007, which would result in a full-year service margin of approximately 35% in fiscal 2008, compared to 29% in fiscal 2007. The service gross margin improvement will be driven by higher revenue and activity levels which should, in turn, have a positive effect on our staff utilization.
Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 2008 and $2.9 million for the three months ended March 31, 2007, representing an increase of approximately $100,000, or 3%. This increase was primarily due to higher selling, general and administrative expenses in both Taiwan and Japan related to the expansion in the Asia Pacific region. Selling, general and administrative expenses represented 17% of total revenue for the three months ended March 31, 2008 and 19% of total revenue for the three months ended March 31, 2007.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $644,000 for the three months ended March 31, 2008 and $545,000 for the three months ended March 31, 2007, representing an increase of $99,000, or 18%. This increase was primarily due to higher salaries, contractor and development costs, driven by additional personnel costs associated with the Flash Lite technology acquisition, which occurred in December 2007, and higher reference design development costs. We continue to execute and evolve our product strategy and invest in new product development initiatives; however the timing and magnitude of our investments are difficult to predict. Research and development expenses represented 4% of total revenue for the three months ended March 31, 2008 and 2007.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents and short-term investments. Interest and other income was $160,000 for the three months ended March 31, 2008 and $123,000 for the three months ended March 31, 2007, representing an increase of $37,000, or 30%. This increase was due to higher income producing balances in the current year, partially offset by lower interest rates as compared to the prior year.
Income Tax Expense
     Income tax expense was $117,000 for the three months ended March 31, 2008 and $40,000 for the three months ended March 31, 2007, representing an increase of $77,000, or 193%. This expense relates to corporate income taxes, primarily from our Taiwan branch, which was more profitable this quarter.

Liquidity and Capital Resources
     As of March 31, 2008, we had $16.0 million of cash, cash equivalents and investments compared to $15.0 million at December 31, 2007. These totals include $1,050,000 of restricted cash at March 31, 2008 and December 31, 2007. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at March 31, 2008 was $8.3 million compared to $14.7 million at December 31, 2007. The decrease in working capital was primarily due to reclassifying our auction rate securities, or ARS, from short-term investments to long-term investments on our balance sheet as of March 31, 2008.
     Our investments consist of ARS, which are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term they are generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed). We have investments in ARS valued at $7,975,000 as of March 31, 2008 which have failed at auction. These investments are illiquid and we are unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. The failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. As of March 31, 2008, we have reclassified the balance of our failed ARS on the balance sheet from short-term investments to long-term investments due to the uncertainty in timing of liquidating these investments.
     During the three months ended March 31, 2008, operating activities provided cash of $1.0 million attributable to our net income of $1.0 million and non-cash expenses of $521,000, offset by certain working capital items. During the three months ended March 31, 2007, operating activities provided cash of $591,000 attributable to our net income of $638,000 and non-cash expenses of $336,000, offset by certain working capital items.
     During the three months ended March 31, 2008, investing activities provided cash of $1.2 million of cash attributable to $1.3 million in maturities of short-term investments, offset by $101,000 used to purchase capital equipment. During the three months ended March 31, 2007, investing activities utilized $1.0 million of cash attributable to a net $1.1 million invested in short-term investments and $96,000 used to purchase capital equipment, partially offset by $150,000 received as a result of a reduction of our restricted cash.
     Financing activities generated $33,000 in cash during the three months ended March 31, 2008 and $348,000 in cash during the three months ended March 31, 2007 as a result of employees’ exercise of stock options.
     We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.
Potential Cash Commitments
     We have the following future or potential cash commitments:
•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters, also located in Bellevue, Washington. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of 2004. Similarly, our corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.5 million at March 31, 2008. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our ten-year headquarters lease.

•	In December 2007, we entered into an agreement with Solidcore Systems, Inc. (“Solidcore”) to be the exclusive distributor of Solidcore’s S3 Control Embedded™ software to OEMs in North America. This agreement commits us to pay minimum license fees of $800,000 to Solidcore by December 31, 2008, regardless of our sales of that software. As of March 31, 2008, we have paid $240,000 toward this commitment.
Recently Issued Accounting Standards
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 effective January 1, 2008 which did not have a significant impact on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on our financial position or results of operations.

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
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
IPO Litigation
     In Summer and early Fall 2001, four purported shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002, is now the operative complaint. The operative complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purports to be a class action filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000.
     The plaintiffs allege that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because we did not disclose these arrangements. The action seeks damages in an unspecified amount.
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
     On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 1A. Risk Factors
     The following risk factors and other information in this quarterly report on Form 10-Q and also those discussed in our annual report on Form 10-K for the year-ended December 31, 2007 should be carefully considered. The risks and uncertainties described below and discussed in our most recent annual report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent annual report on Form 10-K which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent annual report on Form 10-K as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed in our most recent annual report on Form 10-K as they become pertinent to our business. To the extent a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K to be filed for the year ending December 31, 2008.
General Business-Related Risk Factors
All of our investment portfolio is invested in auction rate securities (ARS) which have faced recent market failures.
     We have investments in ARS valued at $7,975,000 as of March 31, 2008 which have failed at auction. As a result, these investments are illiquid and we are unable to determine with any certainty when or if these investments will become liquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. The potential lack of liquidity in our ARS investments has adversely affected our liquidity and working capital and could affect our future ability to fund our strategic and other initiatives. A decline in the value of these ARS or continued lack of liquidity could result in losses and have a material negative impact on our operating results and financial condition.

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

BSQUARE CORPORATION (Registrant)
Date: May 8, 2008	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ Scott C. Mahan
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