Form 10-Q
period 2008-06-30
BSQUARE CORP /WA
filed 2008-08-07
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of July 31, 2008: 10,032,449

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,958	$4,377
Short-term investments	—	9,575
Accounts receivable, net of allowance for doubtful accounts of $198 at June 30, 2008 and $199 at December 31, 2007	9,068	8,273
Prepaid expenses and other current assets	630	377

Total current assets	18,656	22,602
Long-term investments	6,525	—
Equipment, furniture and leasehold improvements, net	977	824
Intangible assets, net	186	230
Restricted cash	900	1,050
Other non-current assets	71	56

Total assets	$27,315	$24,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,103	$2,619
Other accrued expenses	2,442	2,877
Accrued compensation	1,555	1,393
Accrued legal fees	534	534
Deferred revenue	575	493

Total current liabilities	8,209	7,916

Deferred rent	317	331
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,030,699 shares issued and outstanding at June 30, 2008 and 9,967,618 shares issued and outstanding at December 31, 2007	121,941	121,118
Accumulated other comprehensive loss	(308)	(409)
Accumulated deficit	(102,844)	(104,194)

Total shareholders’ equity	18,789	16,515

Total liabilities and shareholders’ equity	$27,315	$24,762

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue:
Software	$9,680	$10,182	$20,676	$19,377
Service	5,746	4,912	11,808	10,813

Total revenue	15,426	15,094	32,484	30,190

Cost of revenue:
Software	7,675	7,937	16,072	14,759
Service (1)	3,975	3,650	7,986	7,927

Total cost of revenue	11,650	11,587	24,058	22,686

Gross profit	3,776	3,507	8,426	7,504
Operating expenses:
Selling, general and administrative (1)	2,983	2,703	5,992	5,600
Research and development (1)	561	598	1,205	1,143

Total operating expenses	3,544	3,301	7,197	6,743

Income from operations	232	206	1,229	761
Interest and other income	88	444	248	567

Income before income taxes	320	650	1,477	1,328
Income tax expense	(10)	(108)	(127)	(148)

Net income	$310	$542	$1,350	$1,180

Basic income per share	$0.03	$0.06	$0.14	$0.12

Diluted income per share	$0.03	$0.05	$0.13	$0.12

Shares used in the calculation of income per share:
Basic	10,011	9,823	9,994	9,750

Diluted	10,253	10,190	10,284	10,010

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$102	$60	$227	$108
Selling, general and administrative	227	170	467	290
Research and development	26	12	45	33

Total stock-based compensation expense	$355	$242	$739	$431

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,350	$1,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	294
Stock-based compensation	739	431
Changes in operating assets and liabilities:
Accounts receivable, net	(738)	(2,323)
Prepaid expenses and other assets	(263)	65
Accounts payable and accrued expenses	204	1,419
Deferred revenue	74	54
Deferred rent	(14)	(12)

Net cash provided by operating activities	1,617	1,108

Cash flows from investing activities:
Purchases of equipment and furniture	(367)	(267)
Proceeds from reduction of restricted cash	150	150
Purchases of investments	—	(3,144)
Maturities of investments	3,050	—

Net cash provided by (used in) investing activities	2,833	(3,261)

Cash flows from financing activities:
Proceeds from exercise of stock options	84	685

Net cash provided by financing activities	84	685

Effect of exchange rate changes on cash	47	(4)

Net increase (decrease) in cash and cash equivalents	4,581	(1,472)
Cash and cash equivalents, beginning of period	4,377	2,483

Cash and cash equivalents, end of period	$8,958	$1,011

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008 and its operating results and cash flows for the three and six months ended June 30, 2008 and 2007. The accompanying financial information as of December 31, 2007 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC. All intercompany balances have been eliminated.
     Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalent shares were 2,096,663 at June 30, 2008 and 1,084,735 at June 30, 2007.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares outstanding for basic earnings per share	10,011	9,823	9,994	9,750
Dilutive effect of common stock equivalent shares	242	367	290	260

Weighted average shares outstanding for diluted earnings per share	10,253	10,190	10,284	10,010

2. Investments
          The Company’s investments consist of auction rate securities, or ARS. ARS are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed.) The Company had investments in ARS valued at $6,525,000 as of June 30, 2008 which have failed at auction. These investments are illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redeeming the investments by the issuers or sales of the securities in a secondary market. ARS are currently being sold on the secondary market at discounts that range from 5% to 25% depending on the type of security. The failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. There has been no reduction in fair value of the underlying collateral of the Company’s ARS portfolio. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. It is possible that declines in fair value may occur in the future. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, the Company may adjust the carrying value of these investments. If the current market conditions deteriorate further, the Company may be required to record unrealized losses in other comprehensive income or impairment charges. As of June 30, 2008, the Company has reclassified the balance of ARS on its balance sheet from short-term investments to long-term investments due to the uncertainty in timing of liquidating these investments.
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
Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

     Fair value measurements of the Company’s ARS as of June 30, 2008 were as follows:

	Fair Value Measurements as of June 30, 2008 Using:
	Quoted Prices in		Significant
	Active Markets for	Direct or Indirect	Unobservable
	Identical Assets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total
		(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$4,050	$4,050
Closed-end funds	—	—	1,975	1,975
Corporate collateral	—	—	500	500

Total auction rate securities	$—	$—	$6,525	$6,525

Amounts included in:
Short-term investments	$—	$—	$—	$—
Long-term investments	—	—	6,525	6,525

Total	$—	$—	$6,525	$6,525

     Based on market conditions, the Company changed its valuation methodology for auction rate securities to a valuation method that includes market and income approaches during the second quarter of fiscal 2008. The following table reconciles the beginning and ending balances for auction rate securities using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan	Closed-end	Corporate
	Backed	Funds	Collateral	Total
		(in thousands)
Balance at March 31, 2008	$—	$—	$—	$—
Transfers in to Level 3	4,050	1,975	500	6,525

Balance at June 30, 2008	$4,050	$1,975	$500	$6,525

          During the three months ended June 30, 2008, ARS valued at $1,750,000 were redeemed by their issuers at par. During the six months ended June 30, 2008, ARS valued at $2,250,000 were redeemed by their issuers at par.
3. Intangible Assets
     Intangible assets relate to technology and other assets acquired from NEC Corporation of America in December 2007.

	June 30,	December 31,
	2008	2007
Gross carrying value of the acquired intangible assets subject to amortization	$230	$230
Accumulated amortization	44	—

Net book value	$186	$230

     Amortization expense was $22,000 for the three months ended June 30, 2008 and $51,000 for the three months ended June 30, 2007. Amortization expense was $44,000 for the six months ended June 30, 2008 and $101,000 for six months ended June 30, 2007. Amortization expense in 2007 related to technology acquired from Vibren Technologies, Inc. in June 2005. These assets were fully amortized as of June 30, 2007. Amortization expense is expected to be $44,000 for the remainder of 2008.
4. Stock-Based Compensation
Stock Options
     In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at prices determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock and restricted stock units.
     The Company also has a Non-Qualified Stock Option Plan, under which the Board of Directors may grant non-qualified stock options at prices determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.
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
     Stock-based compensation expense is recorded in the statements of income in the same line items as cash compensation for the Company’s employees as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue — service	$102	$60	$227	$108
Selling, general and administrative	227	170	467	290
Research and development	26	12	45	33

Total stock-compensation expense	$355	$242	$739	$431

     Stock-based compensation expense under SFAS123R reduced net income by $355,000 and diluted earnings per share by $0.03 for the three months ended June 30, 2008 and reduced net income by $739,000 and diluted earnings per share by $0.07 for the six months ended June 30, 2008. Stock-based compensation expense under SFAS123R reduced net income by $242,000 and diluted earnings per share by $0.02 for the three months ended June 30, 2007 and reduced net income by $431,000 and diluted earnings per share by $0.04 for the six months ended June 30, 2007.
     At June 30, 2008, compensation expense related to stock options granted under the Company’s Stock Option Plan, but not yet recognized, was $591,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At June 30, 2008, compensation expense related to restricted stock awards granted under the Company’s Stock Option Plan, but not yet recognized, was $90,000. This cost will be amortized on the straight-line method over a period of approximately six months.
     At June 30, 2008, compensation expense related to restricted stock units granted under the Company’s Stock Option Plan, but not yet recognized, was $263,000. This cost will be amortized on the straight-line method over a period of approximately 1.7 years.

     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	79%	86%	80%	86%
Risk-free interest rate	3.0%	4.7%	2.7%	4.7%
Estimated forfeitures	22%	34%	22%	34%
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

     Stock Option Activity
     The following table summarizes stock option activity under the Company’s Stock Option Plan for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average Exercise	Contractual	Intrinsic
Stock Options	of Shares	Price	Life (in years)	Value
Outstanding at January 1, 2008	1,886,717	$4.36
Granted at fair value	190,200	4.23
Exercised	(32,845)	2.58
Forfeited	(22,820)	2.95
Expired	(12,397)	18.77

Outstanding at June 30, 2008	2,008,855	$4.31	7.02	$2,847,000

Vested and expected to vest at June 30, 2008	1,685,279	$4.43	6.76	$2,417,000

Exercisable at June 30, 2008	1,309,663	$4.62	6.28	$1,955,000

     The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at June 30, 2008. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average grant-date fair value	$3.30	$3.65	$2.95	$3.31

Aggregate intrinsic value of options exercised	$57,000	$264,000	$80,000	$627,000

     There were 1,012,052 options in-the-money as of June 30, 2008 and 834,928 options in-the-money as of June 30, 2007.
     Restricted Stock Activity
     The following table summarizes restricted stock award activity under the Company’s Stock Option Plan for the three months ended June 30, 2008:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Outstanding at January 1, 2008	21,000	$6.32
Awarded	21,000	$5.11
Released	—	—
Forfeited	—	—

Outstanding at June 30, 2008	42,000	$5.72

     The following table summarizes restricted stock unit activity under the Company’s Stock Option Plan for the three months ended June 30, 2008:

		Weighted
		Average
		Remaining
	Number	Contractual	Aggregate
	of Shares	Life (in years)	Intrinsic Value
Outstanding at January 1, 2008	94,728
Awarded	22,817
Released	(11,396)
Forfeited	(5,578)

Outstanding at June 30, 2008	100,571	1.66	$486,000

Vested and expected to vest at June 30, 2008	60,532	1.43	$292,000

     The weighted-average grant-date fair value of restricted stock units granted was $5.79 for the six months ended June 30, 2008.
     Warrants
     In June 2003, as a result of a lease restructuring agreement, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.56 per share. The warrants expired in June 2008.
5. Comprehensive Income (Loss)
          Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity under generally accepted accounting principles but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency. The components of other comprehensive income (loss) consisted of a foreign currency translation gain of $53,000 for the three months ended June 30, 2008 and a foreign currency translation loss of $1,000 for the three months ended June 30, 2007. The components of other comprehensive income (loss) consisted of a foreign currency translation gain of $101,000 for the six months ended June 30, 2008 and a foreign currency translation loss of $13,000 for the six months ended June 30, 2007.
6. Commitments and Contingencies
Contractual Commitments
          The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Boston, Massachusetts; Vancouver, Canada; Taipei, Taiwan; and Tokyo, Japan. The Company leases office space in Akron, Ohio on a month-to-month basis.
          In February 2004, the Company amended the lease of its former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.5 million at June 30, 2008, which decreases on the straight-line basis over the length of its ten-year headquarters lease.
          Rent expense was $299,000 for the three months ended June 30, 2008 and $270,000 for the three months ended

June 30, 2007. Rent expense was $578,000 for the six months ended June 30, 2008 and $542,000 for the six months ended June 30, 2007.
     As of June 30, 2008, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.
Contractual commitments at June 30, 2008 were as follows (in thousands):

Operating leases:
Remainder of 2008	$636
2009	1,164
2010	1,127
2011	1,039
2012	1,030
Thereafter	1,860

Total commitments	$6,856

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
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenue:
North America	$14,315	$14,137	$29,701	$28,452
Asia	1,001	944	2,435	1,713
Other foreign	110	13	348	25

Total revenue (1)	$15,426	$15,094	$32,484	$30,190

	June 30,	December 31,
	2008	2007
Long-lived assets:
North America	$990	$1,017
Asia	173	37

Total long-lived assets	$1,163	$1,054

(1)	Revenue is attributed to countries based on the location of the customer invoiced.
     Significant Customers
     No customers accounted for 10% or more of total revenue for the three or six months ended June 30, 2008. One customer had an accounts receivable balance of approximately $1.2 million, or 13% of total accounts receivable as of June 30, 2008. Approximately $245,000 of this balance was past due as of June 30, 2008 and the remaining balance was current. As of July 31, 2008, the Company had collected $163,000 of the June 30, 2008 balance from this customer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this quarterly report, our quarterly report for the quarterly period ended March 31, 2008 and of Part I of our annual report on Form 10-K for the year ended December 31, 2007 entitled “Risk Factors.”
Overview
     We provide software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, PDAs, handheld data collection devices, personal media players and smartphones. We primarily focus the sale of our software and engineering services to customers developing smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with our recent acquisition of customers and rights to license Adobe Flash Lite technology from NEC Corporation of America, we expect to support customers who are using Adobe Flash Lite technology in other operating systems such as Linux and Symbian.
     We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs), original design manufacturers (ODMs), silicon vendors (SVs), peripheral vendors, and enterprises with customized device needs such as retailers and wireless operators that market and distribute connected smart devices. The software and engineering services we provide our customers are delivered, utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.
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
          We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (“PCS”). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.
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
Investments
     We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of certain of our financial assets required to be measured on a recurring basis, including available-for-sale securities. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Directly or indirectly observable market based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.
     As of June 30, 2008, we had investments in auction rate securities (“ARS”) valued $6.5 million. These investments are illiquid and we are unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redeeming the investments by the issuers or sales of the securities in a secondary market. ARS are currently being sold on the secondary market at discounts that range from 5% to 25% depending on the type of security. The failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. There has been no reduction in fair value of the underlying collateral of our ARS portfolio. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. It is possible that declines in fair value may occur in the future. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. If the current market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive income or impairment charges. As of June 30, 2008, we have reclassified the balance of ARS on our balance sheet from short-term investments to long-term investments due to the uncertainty in timing of liquidating these investments.
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

   At June 30, 2008, total compensation cost related to stock options granted under our Stock Option Plan but not yet recognized was $591,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At June 30, 2008, total compensation cost related to restricted stock awards granted under our Stock Option Plan but not yet recognized was $90,000. This cost will be amortized on the straight-line method over a period of approximately 5 months.
     At June 30, 2008, total compensation cost related to restricted stock units granted under our Stock Option Plan but not yet recognized was $263,000. This cost will be amortized on the straight-line method over a period of approximately 1.7 years.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Software	63%	67%	64%	64%
Service	37	33	36	36

Total revenue	100	100	100	100

Cost of revenue:
Software	50	53	49	49
Service	26	24	25	26

Total cost of revenue	76	77	74	75

Gross profit	24	23	26	25

Operating expenses:
Selling, general and administrative	19	18	18	19
Research and development	4	4	4	4

Total operating expenses	23	22	22	23

Income from operations	1	1	4	2
Interest and other income	1	3	—	2

Income before income taxes	2	4	4	4
Income tax expense	—	(1)	—	—

Net income	2%	4%	4%	4%

Revenue
     Total revenue consists of sales of software and engineering services to smart device makers. Software revenue consists of sales of third-party software and sales of our own proprietary software products which include software licenses, software development kits and smart device reference designs as well as royalties from our software products and royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development activities, support contracts, fees for customer training, and rebillable expenses.
     Total revenue was $15.4 million for the three months ended June 30, 2008 and $15.1 million for the three months ended June 30, 2007, representing an increase of $300,000, or 2%. This increase was due to higher sales of professional engineering services, partially offset by lower software sales. Total revenue was $32.5 million for the six months ended June 30, 2008 and $30.2 million for the six months ended June 30, 2007, representing an increase of $2.3 million, or 8%. This increase was due to higher sales of both software and professional engineering services.
     Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and engineering services billed to foreign customers from our operations located in North America. We currently have operations outside North America in Taipei, Taiwan and Tokyo, Japan. Revenue from customers located outside of North America was $1.1 million for the three months ended June 30, 2008 and $944,000 for the three months ended June 30, 2007, representing an increase of $156,000, or 17%. Revenue from customers located outside of North America was $2.8 million for the six months ended June 30, 2008 and $1.7 million for the six months ended June 30, 2007, representing an increase of $1.1 million, or 65%. This increase was primarily due to a 200% increase in Asia Pacific service revenue as well as international sales of Flash Lite, of which there was none for the six months ended June 30, 2007.

Software revenue
     Software revenue for the three and six months ended June 30, 2008 and 2007 is presented below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$9,004	$9,148	$19,137	$17,373
Proprietary software	676	1,034	1,539	2,004

Total software revenue	$9,680	$10,182	$20,676	$19,377

Software revenue as a percentage of total revenue	63%	67%	64%	64%

Third-party software revenue as a percentage of total software revenue	93%	90%	93%	90%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The biggest portion of our proprietary software revenue is attributable to royalty revenue from service contracts.
     Third-party software revenue was $9.0 million for the three months ended June 30, 2008 and $9.1 million for the three months ended June 30, 2007, representing a decrease of $100,000, or 1%. This decrease in third-party software revenue was due primarily to the effect of one large sale of approximately $1.5 million that benefitted the three months ended June 30, 2007, partially offset by sales of Flash Lite software, which began in December 2007 and sales of Solidcore S3 Control licensing, which began in March 2008. We generated $237,000 in Flash Lite licensing revenue for the three months ended June 30, 2008 compared to none for the three months ended June 30, 2007. We generated $345,000 in Solidcore S3 Control licensing revenue for the three months ended June 30, 2008 compared to none for the three months ended June 30, 2007.
     Third-party software revenue was $19.1 million for the six months ended June 30, 2008 and $17.4 million for the six months ended June 30, 2007, representing an increase of $1.7 million, or 10%. This increase was due to $1.1 million in revenue from the licensing of Flash Lite and Solidcore S3 Control that were not present in the same period in 2007 coupled with slightly higher sales of Microsoft embedded operating systems.
     We currently expect third-party software revenue to increase approximately 15% in fiscal year 2008, as compared to fiscal 2007, based on overall growth in the general embedded market, and in Microsoft’s share of that market, as well increased revenue contribution from additional third-party software product offerings such as Adobe Flash Lite and Solidcore’s S3 Control product.
     Proprietary software revenue was $676,000 for the three months ended June 30, 2008 and $1.0 million for the three months ended June 30, 2007, representing a decrease of $324,000, or 32%. Proprietary software revenue was $1.5 million for the six months ended June 30, 2008 and $2.0 million for the six months ended June 30, 2007, representing a decrease of $500,000, or 25%. These decreases were due to lower SDIO revenue and lower service contract royalties as certain guaranteed minimum royalties expired. Royalty revenue from service contracts was $303,000 for the three months ended June 30, 2008 and $403,000 for the three months ended June 30, 2007. Royalty revenue was $675,000 for the six months ended June 30, 2008 and $759,000 for the six months ended June 30, 2007.
     We currently expect proprietary software revenue to decrease 30% to 35% in fiscal 2008 primarily due to lower SDIO revenue, lower royalty revenue from Asia Pacific region service contracts as the royalty periods expire, partially offset by increased reference design and related product revenue.

     Service revenue
     Service revenue was $5.7 million for the three months ended June 30, 2008 and $4.9 million for the three months ended June 30, 2007, representing an increase of $800,000, or 16%. Service revenue represented 37% of total revenue for the three months ended June 30, 2008 and 33% of total revenue for the three months ended June 30, 2007. This increase was primarily due to growth in North America driven by an increase in overall customer and project count partially offset by lower average project revenue and a decline in rebillable service revenue of $202,000. Billable hours increased by 27% for the three months ended June 30, 2008, driven by higher activity levels in both the North American and Asia Pacific regions, whereas the realized rate per hour decreased by 5% due to a drop in the Asia Pacific region driven by revenue recognition delays.
     Service revenue was $11.8 million for the six months ended June 30, 2008 and $10.8 million for the six months ended June 30, 2007, representing an increase of $1.0 million, or 9%. Service revenue represented 36% of total revenue for the six months ended June 30, 2008 and 36% of total revenue for the six months ended June 30, 2007. Growth in core engineering services revenue in both North America and Asia Pacific drove the increase due to reasons mentioned earlier plus incremental contribution from Japan in the first six months of 2008, partially offset by a decrease in rebillable revenue of $789,000. Billable hours increased by 16% for the six months ended June 30, 2008, driven by higher activity levels in both the North American and Asia Pacific regions, whereas the realized rate per hour increased by 1% for the six months ended June 30, 2008.
     We currently expect service revenue to increase approximately 30% to 35% in fiscal 2008, as compared to fiscal 2007, based on our expectation that the summer slowdown that has affected us for the last two years will do so to a lesser extent in 2008, as well as growth in our sales capacity and increased revenue from the Asia Pacific region resulting from our expansion there. Further, we expect that several contracts, which either have been signed or are expected to be signed this quarter, will add significantly to service revenue in the second half of fiscal 2008.
Gross profit and gross margin
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software products, the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren Technologies Inc. in June 2005 and from NEC of America in December 2007, is also included in cost of software revenue and was $22,000 for the three months ended June 30, 2008 and $48,000 for the three months ended June 30, 2007. Amortization of intangible assets included in cost of software revenue was $44,000 for the six months ended June 30, 2008 and $96,000 for the six months ended June 30, 2007. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, related facilities and depreciation costs. Gross profit on the sales of third-party software products is also positively affected by rebates and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives.
     Rebates comprised $90,000 of our third-party software gross profit for the three months ended June 30, 2008 and $190,000 of our gross profit for the three months ended June 30, 2007. Rebates comprised $151,000 of our gross profit for the six months ended June 30, 2008 and $348,000 of our gross profit for the six months ended June 30, 2007. These decreases were the result of changes to the rebate program, which became effective October 1, 2007. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit or volume discounts we receive.

     The following table outlines software, engineering services and total gross profit (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Software gross profit	$2,005	$2,245	$4,604	$4,618
As a percentage of total software revenue	21%	22%	22%	24%
Service gross profit	$1,771	$1,262	$3,822	$2,886
As a percentage of service revenue	31%	26%	32%	27%
Total gross profit	$3,776	$3,507	$8,426	$7,504
As a percentage of total revenue	24%	23%	26%	25%
     Software gross profit and gross margin
     Software gross profit was $2.0 million for the three months ended June 30, 2008 and $2.2 million for the three months ended June 30, 2007, representing a decrease of $200,000, or 9%. Software gross profit as a percentage of software revenue was 21% for the three months ended June 30, 2008 and 22% for the three months ended June 30, 2007. The decrease in gross profit was due to lower, high-margin proprietary software revenue, partially offset by higher gross margin from sales of Flash Lite and Solidcore S3 Control that were not present in the comparable period in 2007. Software gross profit was $4.6 million for the six months ended June 30, 2008 and 2007. Software gross profit as a percentage of software revenue was 22% for the six months ended June 30, 2008 and 24% for the six months ended June 30, 2007 with the decrease driven by the relative mix of high-margin proprietary software revenue to our total software revenue. Our proprietary software sales have traditionally generated high gross margins (91% this quarter), while third-party software sales typically generate much lower gross margins. Third-party software margin was 16% for the three months ended June 30, 2008, compared to 14% for the same period in the prior year with the increase driven by higher margins resulting from sales of Flash Lite licensing and Solidcore S3 Control licensing.
     We expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore our software gross margin will likely remain relatively low in the foreseeable future. We currently expect our proprietary software gross margin to remain at relatively high levels. We currently expect our third-party software margin to approximate our fiscal 2007 margin of 17%, with the increase driven by gross profit contribution from higher margin third-party software products such as Flash Lite and S3 Control.
     Service gross profit and gross margin
     Service gross profit was $1.8 million for the three months ended June 30, 2008 and $1.3 million for the three months ended June 30, 2007, representing an increase of $500,000, or 38%. Service gross profit as a percentage of service revenue was 31% for the three months ended June 30, 2008 and 26% for the three months ended June 30, 2007. Service gross profit was $3.8 million for the six months ended June 30, 2008 and $2.9 million for the six months ended June 30, 2007, representing an increase of $900,000, or 31%. Service gross profit as a percentage of service revenue was 32% for the six months ended June 30, 2008 and 27% for the six months ended June 30, 2007. The overall improvement in service gross profit is attributable to improvement in our utilization and a decline in lower margin rebillable service revenue. Our utilization declined in the second quarter of 2007 due to a slow down in North America service revenue which did not reoccur in the second quarter of 2008. Additionally, our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base, which has the effect of increasing service gross profit as service revenue increases.
     We expect service gross margin to improve in fiscal 2008, as compared to fiscal 2007, as a result of higher revenue and improved utilization. We currently expect fiscal 2008 service margin to be in the mid-30% range, compared to 29% in fiscal 2007.

Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $3.0 million for the three months ended June 30, 2008 and $2.7 million for the three months ended June 30, 2007, representing an increase of approximately $300,000, or 11%. These increases were due to higher sales expenses both in North America and the Asia Pacific region, higher marketing program costs and higher stock compensation expense. Selling, general and administrative expenses represented 19% of total revenue for the three months ended June 30, 2008 and 17% of total revenue for the three months ended June 30, 2007. Selling, general and administrative expenses were $6.0 million for the six months ended June 30, 2008 and $5.6 million for the six months ended June 30, 2007, representing an increase of approximately $400,000, or 7% driven by the factors mentioned previously. Selling, general and administrative expenses represented 18% of total revenue for the six months ended June 30, 2008 and 19% of total revenue for the six months ended June 30, 2007.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $561,000 for the three months ended June 30, 2008 and $598,000 for the three months ended June 30, 2007, representing a decrease of $37,000, or 6%. Research and development expenses represented 4% of total revenue for the three months ended June 30, 2008 and 2007. Research and development expenses were $1.2 million for the six months ended June 30, 2008 and $1.1 million for the six months ended June 30, 2007, representing an increase of $100,000, or 9%. Research and development expenses represented 4% of total revenue for all periods presented. We continue to execute and evolve our product strategy and invest in new product development initiatives; however, the timing and magnitude of our investments are difficult to predict.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents and investments. Interest and other income was $88,000 for the three months ended June 30, 2008 and $444,000 for the three months ended June 30, 2007, representing a decrease of $356,000, or 80%. Interest and other income was $248,000 for the six months ended June 30, 2008 and $567,000 for the six months ended June 30, 2007, representing a decrease of $319,000, or 56%. These decreases were due to a realized gain on the sale of marketable securities of $287,000, which benefited the three months ended June 30, 2007, coupled with lower interest rates as compared to the prior year.
Income Tax Expense
     Income tax expense was $10,000 for the three months ended June 30, 2008 and $108,000 for the three months ended June 30, 2007, representing a decrease of $98,000, or 91%. Income tax expense was $127,000 for the six months ended June 30, 2008 and $148,000 for the six months ended June 30, 2007, representing a decrease of $21,000, or 14%. This expense primarily related to corporate income taxes, primarily from our Taiwan branch.

Liquidity and Capital Resources
     As of June 30, 2008, we had $16.4 million of cash, cash equivalents and investments compared to $15.0 million at December 31, 2007. These totals include $900,000 of restricted cash at June 30, 2008 and $1,050,000 at December 31, 2007. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at June 30, 2008 was $10.4 million compared to $14.7 million at December 31, 2007. The decrease in working capital was primarily due to the reclassification of our auction rate securities, or ARS, from short-term investments to long-term investments on our balance sheet at June 30, 2008 compared to December 31, 2007.
  Our investments consist of ARS, which are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term they are generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed). As of June 30, 2008, we had investments in auction rate securities valued $6.5 million. These investments are illiquid and we are unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redeeming the investments by the issuers or sales of the securities in a secondary market. ARS are currently being sold on the secondary market at discounts that range from 5% to 25% depending on the type of security. The failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. There has been no reduction in fair value of the underlying collateral of our ARS portfolio. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. It is possible that declines in fair value may occur in the future. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. If the current market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive income or impairment charges. As of June 30, 2008, we have reclassified the balance of ARS on our balance sheet from short-term investments to long-term investments due to the uncertainty in timing of liquidating these investments.
     During the six months ended June 30, 2008, operating activities provided cash of $1.6 million attributable to our net income of $1.4 million and non-cash expenses of $1.0 million, offset by certain working capital items. During the six months ended June 30, 2007, operating activities provided cash of $1.1 million attributable to our net income of $1.2 million and non-cash expenses of $725,000, offset by certain working capital items.
     During the six months ended June 30, 2008, investing activities provided cash of $2.8 million of cash attributable to $3.1 million in maturities of short-term investments, , partially offset by $367,000 used to purchase capital equipment. During the six months ended June 30, 2007, investing activities utilized approximately $3.3 million of cash attributable to $3.1 million invested in short-term investments and $267,000 used to purchase capital equipment.
     Financing activities generated $84,000 in cash during the six months ended June 30, 2008 and $685,000 in cash during the six months ended June 30, 2007 as a result of employees’ exercise of stock options.
     We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next twelve months.

Potential Cash Commitments
     We have the following future or potential cash commitments:
•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of 2004. Similarly, our corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.5 million at June 30, 2008. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our ten-year headquarters lease.

•	In December 2007, we entered into an agreement with Solidcore Systems, Inc. (“Solidcore”) to be the exclusive distributor of Solidcore’s S3 Control Embedded™ software to OEMs in North America. This agreement commits us to pay minimum license fees of $800,000 to Solidcore by December 31, 2008, regardless of our sales of that software provided that any prepaid licensing fees outstanding at December 31, 2008 can be used to offset future license fees owed to Solidcore through the termination of the agreement between the parties. As of June 30, 2008, we have $310,000 remaining toward this commitment. We expect licensing sales of Solidcore S3 Control to meet the minimum required threshold to cover the contractual license fee.
Recently Issued Accounting Standards
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will require all earnings per share data presented for prior-periods to be restated retrospectively. We currently do not anticipate that FSP 03-6-1 will have a material impact on our earnings per share data for fiscal year 2009 or on earnings per share data for any prior periods presented.

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
     There has been no change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Item 1A. Risk Factors
     The following risk factors and other information in this quarterly report on Form 10-Q and also those discussed in our annual report on Form 10-K for the year-ended December 31, 2007 and in our quarterly report on Form 10-Q for the three months ended March 31, 2008 should be carefully considered. The risks and uncertainties described below and discussed in the aforementioned reports are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent annual report on Form 10-K and in our quarterly report on Form 10Q for the three months ended March 31, 2008, which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors where changes or updates are deemed significant and will add new risk factors not previously disclosed as they become pertinent to our business. To the extent a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K to be filed for the year ending December 31, 2008.
Microsoft-Related Risk Factors
If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.
     We have an OEM Distribution Agreement (“ODA”) with Microsoft, which enables us to resell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA was terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was renewed effective July 1, 2008 and will expire on June 30, 2009, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal. Future renewals, if any, could be on less favorable terms, which could negatively impact our business and operating results.
Significant changes to the Microsoft’s pricing structure and rebate programs could have a negative impact on our business and operating results.
     Microsoft recently communicated to its distribution partners that it will change its pricing structure and rebate programs, effective September 1, 2008 whereby Microsoft will generally increase the cost of software licenses we pay to Microsoft. While the effect of these changes is difficult to predict at this time, these changes could potentially reduce the amount of rebate we earn and reduce our software margins if we are unable to pass on the price increase to our customers. The affect of these items could negatively affect our gross profit, gross margins and profitability.
General Business-Related Risk Factors
All of our investment portfolio is invested in auction rate securities (ARS) which have faced recent market failures.
     We have investments in ARS valued at $6,525,000 as of June 30, 2008 which have failed at auction. As a result, these investments are illiquid and we are unable to determine with any certainty when, or if, these investments will become liquid. Liquidity of these investments is subject to redemption of the investments by the issuers, or sales of the securities in a secondary market. The lack of liquidity in our ARS investments has adversely affected our liquidity and working capital and could affect our future ability to fund our strategic and other initiatives. It is possible that declines in fair value may occur in the future. Liquidity of these investments is contingent on redeeming the investments by the issuers or sales of the securities in a secondary market. ARS are currently being sold on the secondary market at discounts that range from 5% to 25% depending on the type of sucurity. A decline in the value of these ARS or continued lack of liquidity could result in losses and have a material negative impact on our operating results and financial condition. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. If the current market conditions deteriorate further, we may be required to record unrealized losses in other comprehensive income or impairment charges.

Item 4. Submission of Matters to a Vote of Security Holders
     On June 4, 2008, the following matter was submitted to a vote at the Annual Meeting of Shareholders:
Proposal 1: Election of Directors. Two Class II directors were elected at our 2008 Annual Meeting for three-year terms ending in 2011 by the vote set forth below:

	Shares	Shares
Nominee	For	Withheld
Donald B. Bibeault	5,671,811	3,585,270
Brian T. Crowley	7,208,788	2,048,343

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)
Date: August 7, 2008
	By:	/s/ Brian T. Crowley Brian T. Crowley
President and Chief Executive Officer

Date: August 7, 2008
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