Form 10-Q
period 2008-09-30
BSQUARE CORP /WA
filed 2008-11-12
CIK 1054721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of October 31, 2008: 10,053,761

BSQUARE CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

		Page
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4	Controls and Procedures	27

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	29
Item 6	Exhibits	31
EXHIBIT 10.18(d)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BSQUARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September	December 31,
	30,	2007
	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,158	$4,377
Short-term investments	625	9,575
Accounts receivable, net of allowance for doubtful accounts of $198 at September 30, 2008 and $199 at December 31, 2007	10,310	8,273
Prepaid expenses and other current assets	611	377

Total current assets	20,704	22,602
Long-term investments	5,434	—
Equipment, furniture and leasehold improvements, net	1,042	824
Intangible assets, net	163	230
Restricted cash	900	1,050
Other non-current assets	74	56

Total assets	$28,317	$24,762

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,527	$2,619
Other accrued expenses	2,874	2,877
Accrued compensation	1,782	1,393
Accrued legal fees	534	534
Deferred revenue	522	493

Total current liabilities	8,239	7,916

Deferred rent	313	331
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,051,800 shares issued and outstanding at September 30, 2008 and 9,967,618 shares issued and outstanding at December 31, 2007	122,319	121,118
Accumulated other comprehensive loss	(857)	(409)
Accumulated deficit	(101,697)	(104,194)

Total shareholders’ equity	19,765	16,515

Total liabilities and shareholders’ equity	$28,317	$24,762

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Software	$8,716	$8,951	$29,392	$28,328
Service	7,486	4,653	19,294	15,466

Total revenue	16,202	13,604	48,686	43,794

Cost of revenue:
Software	6,747	6,692	22,819	21,451
Service (1)	5,022	3,429	13,008	11,356

Total cost of revenue	11,769	10,121	35,827	32,807

Gross profit	4,433	3,483	12,859	10,987
Operating expenses:
Selling, general and administrative (1)	3,006	2,614	8,998	8,214
Research and development (1)	622	573	1,827	1,716

Total operating expenses	3,628	3,187	10,825	9,930
Gain on sale of patents	300	—	300	—

Income from operations	1,105	296	2,334	1,057
Interest and other income	58	152	306	719

Income before income taxes	1,163	448	2,640	1,776
Income tax expense	(16)	(89)	(143)	(237)

Net income	$1,147	$359	$2,497	$1,539

Basic income per share	$0.11	$0.04	$0.25	$0.16

Diluted income per share	$0.11	$0.03	$0.24	$0.15

Shares used in the calculation of income per share:
Basic	10,039	9,908	10,009	9,803

Diluted	10,103	10,359	10,251	10,155

(1)	Includes the following amounts related to non-cash stock-based compensation expense:

Cost of revenue — service	$94	$100	$321	$208
Selling, general and administrative	250	234	717	524
Research and development	14	23	59	56

Total stock-based compensation expense	$358	$357	$1,097	$788

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,497	$1,539
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on sale of patents	(300)	—
Depreciation and amortization	403	389
Stock-based compensation	1,097	788
Changes in operating assets and liabilities:
Accounts receivable, net	(1,741)	(1,777)
Prepaid expenses and other assets	(251)	59
Accounts payable and accrued expenses	298	453
Deferred revenue	30	709
Deferred rent	(18)	(18)

Net cash provided by operating activities	2,015	2,142

Cash flows from investing activities:
Purchases of equipment and furniture	(557)	(334)
Proceeds from reduction of restricted cash	150	150
Purchases of investments	—	(568)
Maturities of investments	3,050	—

Net cash provided by (used in) investing activities	2,643	(752)

Cash flows from financing activities:
Proceeds from exercise of stock options	104	766

Net cash provided by financing activities	104	766

Effect of exchange rate changes on cash	19	(13)

Net increase in cash and cash equivalents	4,781	2,143
Cash and cash equivalents, beginning of period	4,377	2,483

Cash and cash equivalents, end of period	$9,158	$4,626

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008 and its operating results and cash flows for the three and nine months ended September 30, 2008 and 2007. The accompanying financial information as of December 31, 2007 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC. All intercompany balances have been eliminated.
     Earnings Per Share
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares such as stock options. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalent shares were 2,084,676 at September 30, 2008 and 969,537 at September 30, 2007.
     The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares outstanding for basic earnings per share	10,039	9,908	10,009	9,803
Dilutive effect of common stock equivalent shares	64	451	242	352

Weighted average shares outstanding for diluted earnings per share	10,103	10,359	10,251	10,155

2. Investments
     The Company’s investments consist of auction rate securities, or ARS. ARS are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed.) These investments are illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters as further described below or sales of the securities in a secondary market. Failed ARS that the Company held with a par value of $2,250,000 were redeemed by their issuers at par during the nine months ended September 30, 2008. This redeemed amount represents 26% of the Company’s ARS portfolio balance immediately following the ARS market failure in February 2008. The New York Attorney General has recently announced settlements with large investment banks, whereby the underwriters of ARS will repurchase certain illiquid ARS from its current customers. The Company is not a current customer of any of the investment banks that have agreed to settlements and is therefore uncertain whether any of its ARS will be repurchased. ARS are currently being sold on the secondary market at discounts that range from 8% to 30% depending on the type of security. The Company’s ARS have “AAA” ratings and continue to pay interest according to the stated terms.
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
     In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:
a.	How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

b.	How available observable inputs in a market that is not active should be considered when measuring fair value.

c.	How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

     FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157. The Company evaluated a number of factors, including a third-party valuation of its ARS as of September 30, 2008 and has determined the fair value to be $6,059,000 as compared to par value of $6,525,000. As a result, the Company recorded an unrealized loss on investments of $466,000 for the three months ended September 30, 2008. Although the Company is uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be temporary. In addition, the Company has the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. Therefore, this unrealized loss is not included in earnings, but is reflected in other comprehensive income within shareholders’ equity. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen or specific factors used in determining fair value deteriorate, the Company may further adjust the carrying value of these investments.
     During October 2008, ARS with a par value of $625,000 were redeemed at par by their issuers. The Company has classified this amount as short-term investments as of September 30, 2008. The remaining $5.4 million in ARS has been classified as long-term investments due to the uncertainty in when these investments will be liquidated.
     Fair value measurements of the Company’s ARS as of September 30, 2008 were as follows:

	Fair Value Measurements as of September 30, 2008 Using:
	Quoted Prices in		Significant
	Active Markets for	Direct or Indirect	Unobservable
	Identical Assets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total
		(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,883	$3,883
Closed-end funds	—	—	1,917	1,917
Corporate collateral	—	—	259	259

Total auction rate securities	$—	$—	$6,059	$6,059

Amounts included in:
Short-term investments	$—	$—	$625	$625
Long-term investments	—	—	5,434	5,434

Total	$—	$—	$6,059	$6,059

     The following table reconciles the beginning and ending balances for auction rate securities using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan	Closed-end	Corporate
	Backed	Funds	Collateral	Total
		(in thousands)
Balance at June 30, 2008	$4,050	$1,975	$500	$6,525
Unrealized losses included in other comprehensive income	(167)	(58)	(241)	(466)

Balance at September 30, 2008	$3,883	$1,919	$259	$6,059

3. Intangible Assets
     Intangible assets relate to technology and other assets acquired from NEC Corporation of America in December 2007.

	September 30,	December 31,
	2008	2007
Gross carrying value of the acquired intangible assets subject to amortization	$230	$230
Less: Accumulated amortization	67	—

Net book value	$163	$230

     Amortization expense was $22,000 for the three months ended September 30, 2008 and zero for the three months ended September 30, 2007. Amortization expense was $67,000 for the nine months ended September 30, 2008 and $101,000 for nine months ended September 30, 2007. Amortization expense in 2007 related to technology acquired from Vibren Technologies, Inc. in June 2005. These assets were fully amortized as of June 30, 2007. Amortization expense is expected to be $22,000 for the remainder of 2008.
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
Restricted Stock Awards
     In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are subject to forfeiture for a period of four years. In January 2008, the Company issued restricted stock awards to its officers. These awards are subject to forfeiture for a period of 23 months.

Stock-Based Compensation
     The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107 (“SFAS No. 123R”). The Company records expense over the vesting period using the straight-line method. The calculation of compensation expense for awards under SFAS No. 123R includes the impact of an estimate for forfeitures.
     Stock-based compensation expense is recorded in the statements of income in the same line items as cash compensation for the Company’s employees as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue — service	$94	$100	$321	$208
Selling, general and administrative	250	234	717	524
Research and development	14	23	59	56

Total stock-compensation expense	$358	$357	$1,097	$788

     Stock-based compensation expense under SFAS No. 123R reduced net income by $358,000 and diluted earnings per share by $0.04 for the three months ended September 30, 2008 and reduced net income by $1.1 million and diluted earnings per share by $0.11 for the nine months ended September 30, 2008. Stock-based compensation expense under SFAS No. 123R reduced net income by $357,000 and diluted earnings per share by $0.03 for the three months ended September 30, 2007 and reduced net income by $788,000 and diluted earnings per share by $0.08 for the nine months ended September 30, 2007.
     At September 30, 2008, compensation expense related to stock options granted under the Company’s Stock Option Plan, but not yet recognized, was $552,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At September 30, 2008, compensation expense related to restricted stock awards granted under the Company’s Stock Option Plan, but not yet recognized, was $78,000. This cost will be amortized on the straight-line method over a period of approximately six months.
     At September 30, 2008, compensation expense related to restricted stock units granted under the Company’s Stock Option Plan, but not yet recognized, was $205,000. This cost will be amortized on the straight-line method over a period of approximately 1.5 years.

     Key Assumptions
     The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	74%	83%	78%	85%
Risk-free interest rate	2.9%	4.4%	2.8%	4.6%
Estimated forfeitures	21%	29%	22%	32%
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

     Stock Option Activity
     The following table summarizes stock option activity under the Company’s Stock Option Plan for the nine months ended September 30, 2008:

			Weighted
			Average
			Remaining
	Number	Weighted Average	Contractual	Aggregate
Stock Options	of Shares	Exercise Price	Life (in years)	Intrinsic Value
Outstanding at January 1, 2008	1,886,467	$4.36
Granted at fair value	253,800	4.23
Exercised	(40,355)	2.59
Forfeited	(46,023)	2.99
Expired	(25,693)	12.47

Outstanding at September 30, 2008	2,028,196	$4.31	6.89	$1,222,000

Vested and expected to vest at September 30, 2008	1,733,205	$4.40	6.63	$1,090,000

Exercisable at September 30, 2008	1,382,543	$4.51	6.14	$962,000

     The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at September 30, 2008. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average grant-date fair value	$2.81	$4.69	$2.91	$3.35

Aggregate intrinsic value of options exercised	$8,000	$105,000	$88,000	$732,000

     There were 789,089 vested options in-the-money as of September 30, 2008 and 911,706 vested options in-the-money as of September 30, 2007.
     Restricted Stock Activity
     The following table summarizes restricted stock award activity under the Company’s Stock Option Plan for the nine months ended September 30, 2008:

		Weighted
	Number	Average Grant
	of Shares	Date Fair Value
Outstanding at January 1, 2008	21,000	$6.32
Awarded	31,500	$4.74
Released	(10,500)	$5.95
Forfeited	—	—

Outstanding at September 30, 2008	42,000	$5.23

     The following table summarizes restricted stock unit activity under the Company’s Stock Option Plan for the nine months ended September 30, 2008:

		Weighted
		Average
		Remaining
	Number	Contractual	Aggregate
	of Shares	Life (in years)	Intrinsic Value
Outstanding at January 1, 2008	94,728
Awarded	22,817
Released	(16,448)
Forfeited	(12,513)

Outstanding at September 30, 2008	88,584	1.48	$323,000

Vested and expected to vest at September 30, 2008	58,732	1.27	$196,000

     The weighted-average grant-date fair value of restricted stock units granted was $5.79 for the nine months ended September 30, 2008.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity under generally accepted accounting principles but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized losses on investments. The components of other comprehensive income (loss) consisted of a foreign currency translation loss of $83,000 and an unrealized loss on investments of $466,000 for the three months ended September 30, 2008 and a foreign currency translation gain of $5,000 for the three months ended September 30, 2007. The components of other comprehensive income (loss) consisted of a foreign currency translation gain of $18,000 and an unrealized loss on investments of $466,000 for the nine months ended September 30, 2008 and a foreign currency translation loss of $8,000 for the nine months ended September 30, 2007.
6. Commitments and Contingencies
     Contractual Commitments
     The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Boston, Massachusetts; Dallas, Texas; Vancouver, Canada; Taipei, Taiwan; and Tokyo, Japan. The Company leases office space in Akron, Ohio on a month-to-month basis.
     In February 2004, the Company amended the lease of its former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. If the Company defaults under its corporate headquarters lease, the landlord has the ability to demand repayment for certain cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.4 million at September 30, 2008, which decreases on the straight-line basis over the length of its ten-year headquarters lease.
     Rent expense was $287,000 for the three months ended September 30, 2008 and $256,000 for the three months ended September 30, 2007. Rent expense was $865,000 for the nine months ended September 30, 2008 and $798,000 for the nine months ended June 30, 2007.

     As of September 30, 2008, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.
Contractual commitments at September 30, 2008 were as follows (in thousands):

Operating leases:
Remainder of 2008	$334
2009	1,225
2010	1,169
2011	1,036
2012	1,030
Thereafter	1,859

Total commitments	$6,653

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
     On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.
7. Segment Information
     The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment — software and services delivered to smart device makers.
     The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenue:
North America	$14,784	$12,445	$44,485	$40,897
Asia	1,256	1,155	3,691	2,868
Other foreign	162	4	510	29

Total revenue (1)	$16,202	$13,604	$48,686	$43,794

	September 30,	December 31,
	2008	2007
Long-lived assets:
North America	$1,043	$1,017
Asia	162	37

Total long-lived assets	$1,205	$1,054

(1)	Revenue is attributed to geographies based on the location of the customer invoiced.
     Significant Customers
     Ford Motor Company (“Ford”) accounted for $2.6 million, or 16.2%, of total revenue for the three months ended September 30, 2008. No other customers accounted for 10% or more of total revenue for the three or nine months ended September 30, 2008. No customers accounted for 10% or more of total revenue for the three or nine months ended September 30, 2007.
     Ford had an accounts receivable balance of approximately $2.3 million, or 22% of total accounts receivable, as of September 30, 2008. As of November 3, 2008, the Company had collected all $2.3 million of the September 30, 2008 balance from Ford. Microsoft Corporation (“Microsoft”) had an accounts receivable balance of approximately $1.1 million, or 11% of total accounts receivable as of September 30, 2008. Approximately $288,000 of this balance was past due as of September 30, 2008 and the remaining balance was current. As of November 3, 2008, the Company had collected $320,000 of the September 30, 2008 balance from Microsoft. No other customers accounted for 10% or more of total accounts receivable as of September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this quarterly report, our quarterly report for the quarterly periods ended March 31, 2008 and June 30, 2008 and in Part I of our annual report on Form 10-K for the year ended December 31, 2007 entitled “Risk Factors.”
Overview
     We provide software and engineering services to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has the ability to display information, runs an operating system (e.g., Microsoft® Windows® CE 6.0) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, PDAs, handheld data collection devices, personal media players and smartphones. We primarily focus the sale of our software and engineering services to customers developing smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with acquisition of customers and rights to license Adobe Flash Lite technology from NEC Corporation of America, we expect to support customers who are using Adobe Flash Lite technology in other operating systems such as Linux and Symbian.
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
Investments
     We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as of January 1, 2008 to measure the fair value of certain of our financial assets required to be measured on a recurring basis, including available-for-sale securities. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Directly or indirectly observable market based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.
     We adopted FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and became effective immediately for any unissued financial statements. FSP clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:
a.	How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

b.	How available observable inputs in a market that is not active should be considered when measuring fair value.

c.	How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

     FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157. We obtained an independent valuation of our ARS as of September 30, 2008 and have determined the fair value to be $6,059,000 as compared to par value of $6,525,000. As a result, we recorded an unrealized loss on our ARS of $466,000 for the three months ended September 30, 2008. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. In addition, we have the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. Therefore, this unrealized loss is not included in earnings, but is reflected in other comprehensive income within shareholders’ equity. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen or specific factors used in determining fair value deteriorate, we may further adjust the carrying value of these investments.
Stock-Based Compensation
     We record compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS No. 123R includes an estimate for forfeitures.
     At September 30, 2008, total compensation cost related to stock options granted under our Stock Option Plan but not yet recognized was $552,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.
     At September 30, 2008, total compensation cost related to restricted stock awards granted under our Stock Option Plan but not yet recognized was $78,000. This cost will be amortized on the straight-line method over a period of approximately six months.
     At September 30, 2008, total compensation cost related to restricted stock units granted under our Stock Option Plan but not yet recognized was $205,000. This cost will be amortized on the straight-line method over a period of approximately 1.5 years.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Software	54%	66%	60%	65%
Service	46	34	40	35

Total revenue	100	100	100	100

Cost of revenue:
Software	42	49	47	49
Service	31	25	27	26

Total cost of revenue	73	74	74	75

Gross profit	27	26	26	25

Operating expenses:
Selling, general and administrative	18	19	18	19
Research and development	4	4	4	4

Total operating expenses	22	23	22	23

Gain on sale of patents	2	—	1	—

Income from operations	7	3	5	2

Interest and other income	—	1	—	2

Income before income taxes	7	4	5	4
Income tax expense	—	(1)	—	—

Net income	7%	3%	5%	4%

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
     Total revenue was $16.2 million for the three months ended September 30, 2008 and $13.6 million for the three months ended September 30, 2007, representing an increase of $2.6 million, or 19%. This increase was driven by engineering service revenue, partially offset by lower software sales. Total revenue was $48.7 million for the nine months ended September 30, 2008 and $43.8 million for the nine months ended September 30, 2007, representing an increase of $4.9 million, or 11%. This increase was due to an increase in both software and engineering service revenue.
     Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and engineering services billed to foreign customers from our operations located in North America. We currently have operations outside North America in Taipei, Taiwan and Tokyo, Japan. Revenue from customers located outside of North America was $1.4 million for the three months ended September 30, 2008 and $1.2 million for the three months ended September 30, 2007, representing an increase of $200,000, or 17%. This increase was primarily due to a 227% increase in Asia Pacific service revenue. Revenue from customers located outside of North America was $4.2 million for the nine months ended September 30, 2008 and $2.9 million for the nine months ended September 30, 2007, representing an increase of $1.3 million, or 45%. This increase was primarily due to a 202% increase in Asia Pacific service revenue.
Software revenue
     Software revenue for the three and nine months ended September 30, 2008 and 2007 is presented below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$7,885	$8,065	$27,022	$25,438
Proprietary software	831	886	2,370	2,890

Total software revenue	$8,716	$8,951	$29,392	$28,328

Software revenue as a percentage of total revenue	54%	66%	60%	65%

Third-party software revenue as a percentage of total software revenue	90%	90%	92%	90%

     The vast majority of our third-party software revenue is comprised of the resale of Microsoft Embedded operating systems. The biggest portion of our proprietary software revenue is attributable to royalty revenue from service contracts.
     Third-party software revenue was $7.9 million for the three months ended September 30, 2008 and $8.1 million for the three months ended September 30, 2007, representing a decrease of $200,000, or 2%. We generated $277,000 in Flash Lite licensing revenue for the three months ended September 30, 2008 compared to none for the three months ended September 30, 2007. We generated $23,000 in Solidcore S3 Control licensing revenue for the three months ended September 30, 2008 compared to none for the three months ended September 30, 2007.
     Third-party software revenue was $27.0 million for the nine months ended September 30, 2008 and $25.4 million for the nine months ended September 30, 2007, representing an increase of $1.6 million, or 6%. This increase was due primarily to $1.4 million in Flash Lite software licensing revenue and Solidcore S3 Control licensing revenue that were not present in the same period in 2007.
     Proprietary software revenue was $831,000 for the three months ended September 30, 2008 and $886,000 for the three months ended September 30, 2007, representing a decrease of $55,000, or 6%. Proprietary software revenue was $2.4 million for the nine months ended September 30, 2008 and $2.9 million for the nine months ended September 30, 2007, representing a decrease of $500,000, or 17%. These decreases were due primarily to lower SDIO revenue and lower service contract royalties as certain guaranteed minimum royalties expired. Royalty revenue from service contracts was $172,000 for the three months ended September 30, 2008 and $420,000 for the three months ended September 30, 2007. Service contract royalty revenue was $847,000 for the nine months ended September 30, 2008 and $1.2 million for the nine months ended September 30, 2007.
     Service revenue
     Service revenue was $7.5 million for the three months ended September 30, 2008 and $4.7 million for the three months ended September 30, 2007, representing an increase of $2.8, or 60%. Service revenue represented 46% of total revenue for the three months ended September 30, 2008 and 34% of total revenue for the three months ended September 30, 2007. This increase was primarily due to services provided to Ford Motor Company (“Ford”) under a new project, which began in May 2008. Revenue under this arrangement was $2.6 million for the three months ended September 30, 2008 compared to none in the prior year. Billable hours increased by 68% for the three months ended September 30, 2008, compared to the prior year, driven by higher activity levels in both the North

American and Asia Pacific regions. Service revenue in the Asia Pacific region increased 227% and represented 11% of service revenue for the three months ended September 30, 2008, compared to 6% for the three months ended September 30, 2007.
     Service revenue was $19.3 million for the nine months ended September 30, 2008 and $15.5 million for the nine months ended September 30, 2007, representing an increase of $3.8 million, or 25%. Service revenue represented 40% of total revenue for the nine months ended September 30, 2008 and 35% of total revenue for the nine months ended September 30, 2007. Growth in core engineering services revenue in both North America and Asia Pacific drove the increase for the reasons mentioned above, partially offset by a decrease in rebillable revenue of $736,000. Billable hours increased by 33% for the nine months ended September 30, 2008 compared to the prior year, driven by higher activity levels in both the North American and Asia Pacific regions. Service revenue in the Asia Pacific region increased 202% and represented 11% of service revenue for the nine months ended September 30, 2008 compared to 4% for the nine months ended September 30, 2007.
Gross profit and gross margin
     Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software products, the costs of components for our hardware reference designs, product media, product duplication and manuals. Amortization of intangible assets, acquired from Vibren Technologies Inc. in June 2005 and from NEC of America in December 2007, is also included in cost of software revenue and was $22,000 for the three months ended September 30, 2008 and zero for the three months ended September 30, 2007. Amortization of intangible assets included in cost of software revenue was $66,000 for the nine months ended September 30, 2008 and $96,000 for the nine months ended September 30, 2007. Cost of revenue related to service revenue consists primarily of salaries and benefits for our engineers, contractor costs, related facilities and depreciation costs. Gross profit on the sales of third-party software products is also positively affected by rebates and volume discounts we receive from Microsoft which we earn through the achievement of defined objectives.
     Rebates comprised $76,000 of our third-party software gross profit for the three months ended September 30, 2008 and $190,000 of our gross profit for the three months ended September 30, 2007. Rebates comprised $227,000 of our third-party software gross profit for the nine months ended September 30, 2008 and $539,000 of our gross profit for the nine months ended September 30, 2007. These decreases were the result of changes to the rebate program which Microsoft makes periodically. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit.
     The following table outlines software, engineering services and total gross profit (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Software gross profit	$1,969	$2,259	$6,573	$6,877
As a percentage of total software revenue	23%	25%	22%	24%
Service gross profit	$2,464	$1,224	$6,286	$4,110
As a percentage of service revenue	33%	26%	33%	27%
Total gross profit	$4,433	$3,483	$12,859	$10,987
As a percentage of total revenue	27%	26%	26%	25%

     Software gross profit and gross margin
     Software gross profit was $2.0 million for the three months ended September 30, 2008 and $2.3 million for the three months ended September 30, 2007, representing a decrease of $300,000, or 13%. Software gross profit as a percentage of software revenue was 23% for the three months ended September 30, 2008 and 25% for the three months ended September 30, 2007. The decrease in gross profit was due primarily to lower sales of Microsoft embedded operating systems, coupled with a decline in related gross margin, and lower sales of high-margin proprietary software.
     Software gross profit was $6.6 million for the nine months ended September 30, 2008 and $6.9 million for the nine months ended September 30, 2007, representing a decrease of $300,000, or 4%. Software gross profit as a percentage of software revenue was 22% for the nine months ended September 30, 2008 and 24% for the nine months ended September 30, 2007.
     Our proprietary software sales have traditionally generated high gross margins, which were 97% this quarter, while third-party software sales typically generate much lower gross margin. Third-party software margin was 15% for the three months ended September 30, 2008, compared to 17% for the same period in the prior year. The decline in third-party software gross margin was due to lower sales to middle-tier customers that typically have higher margin than larger customers, partially offset by higher margins resulting from sales of Flash Lite and Solidcore S3 Control.
     Service gross profit and gross margin
     Service gross profit was $2.5 million for the three months ended September 30, 2008 and $1.2 million for the three months ended September 30, 2007, representing an increase of $1.3 million, or 108%. Service gross profit as a percentage of service revenue was 33% for the three months ended September 30, 2008 and 26% for the three months ended September 30, 2007. Service gross profit was $6.3 million for the nine months ended September 30, 2008 and $4.1 million for the nine months ended September 30, 2007, representing an increase of $2.2 million, or 54%. Service gross profit as a percentage of service revenue was 33% for the nine months ended September 30, 2008 and 27% for the nine months ended September 30, 2007. The overall improvement in service gross profit and gross margin is due to a significant increase in service revenue which has had a positive effect on utilization and created efficiencies achieved through achieving significantly higher service revenue without a corresponding increase in certain fixed costs. Our facilities and depreciation costs, a portion of which is included in service cost of revenue, are relatively fixed and are being spread over a larger revenue base, which has the effect of increasing service gross profit as service revenue increases.
Operating expenses
Selling, general and administrative
     Selling, general and administrative expenses consist primarily of salaries and benefits for our sales, marketing and administrative personnel and related facilities and depreciation costs as well as professional services fees (e.g., consulting, legal and audit).
     Selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2008 and $2.6 million for the three months ended September 30, 2007, representing an increase of $400,000, or 15%. Selling, general and administrative expenses represented 18% of total revenue for the three months ended September 30, 2008 and 19% of total revenue for the three months ended September 30, 2007. Selling, general and administrative expenses were $9.0 million for the nine months ended September 30, 2008 and $8.2 million for the nine months ended September 30, 2007, representing an increase of $800,000, or 10%. Selling, general and administrative expenses represented 18% of total revenue for the nine months ended September 30, 2008 and 19% of total revenue for the nine months ended September 30, 2007. The increases noted above were due primarily to higher sales expenses in both North America and the Asia Pacific region. We incurred costs in Japan for the three and nine months ended September 30, 2008 for sales and business development activities in Japan as a result of reestablishing a direct sales presence in Japan during the fourth quarter of 2007.
Research and development
     Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.
     Research and development expenses were $622,000 for the three months ended September 30, 2008 and $573,000 for the three months ended September 30, 2007, representing an increase of $49,000, or 9%. Research and development expenses were $1.8 million for the nine months ended September 30, 2008 and $1.7 million for the nine months ended September 30, 2007, representing an increase of $100,000, or 6%. Research and development expenses represented 4% of total revenue for all periods presented. We continue to execute and evolve our product strategy and invest in new product development initiatives; however, the timing and magnitude of our investments are difficult to predict.
Gain on sale of patents
     We realized a gain of $300,000 on the sale of patents for the three and nine months ended September 30, 2008 compared to none in the year-ago periods.
Interest and other income
     Interest and other income consists of interest earnings on our cash, cash equivalents and investments. Interest and other income was $58,000 for the three months ended September 30, 2008 and $152,000 for the three months ended September 30, 2007, representing a decrease of $94,000, or 62%. This decrease was due to lower interest income as a result of lower interest rates.
     Interest and other income was $306,000 for the nine months ended September 30, 2008 and $719,000 for the nine months ended September 30, 2007, representing a decrease of $413,000, or 57%. This decrease was due to a realized gain on the sale of marketable securities of $287,000, which benefited the nine months ended September 30, 2007, coupled with lower interest rates as compared to the prior year.
Income Tax Expense
     Income tax expense was $16,000 for the three months ended September 30, 2008 and $89,000 for the three months ended September 30, 2007, representing a decrease of $73,000, or 82%. Income tax expense was $143,000 for the nine months ended September 30, 2008 and $237,000 for the nine months ended September 30, 2007, representing a decrease of $94,000, or 40%. This expense primarily related to corporate income taxes, primarily from our Taiwan branch.
Liquidity and Capital Resources
     As of September 30, 2008, we had $16.1 million of cash, cash equivalents and investments compared to $15.0 million at December 31, 2007. These totals include $900,000 of restricted cash at September 30, 2008 and $1,050,000 at December 31, 2007. This restricted cash secures our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital at September 30, 2008 was $12.5 million compared to $14.7 million at December 31, 2007. The decrease in working capital was primarily due to the reclassification of our the majority of our auction rate securities, or ARS, on our balance sheet from short-term investments at December 31, 2007 to long-term investments at September 30, 2008.

     Our $6.1 million of investments consist of auction rate securities, or ARS. ARS are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS are issued and rated as long term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed.) These investments, other than those classified as current, are illiquid and we are unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on the redemption of the investments by issuers, settlement by the underwriters as further described below or sales of the securities in a secondary market. Failed ARS that we held with a par value of $2,250,000 were redeemed by their issuers at par during the nine months ended September 30, 2008. This redeemed amount represents 26% of the Company’s ARS portfolio balance immediately following the ARS market failure in February 2008. The New York Attorney General has recently announced settlements with large investment banks whereby the underwriters of ARS will repurchase certain illiquid ARS from its current customers. We are not a current customer of any of the investment banks that have agreed to settlements and are therefore uncertain whether any of its ARS will be repurchased. ARS are currently being sold on the secondary market at discounts that range from 8% to 30% depending on the type of security. Our ARS have “AAA” ratings and continue to pay interest according to the stated terms.
     During the nine months ended September 30, 2008, operating activities provided cash of $2.0 million attributable to our net income of $2.5 million and non-cash expenses of $1.5 million, offset by certain working capital items. During the nine months ended September 30, 2007, operating activities provided cash of $2.1 million attributable to our net income of $1.5 million and non-cash expenses of $1.2 million, offset by the negative effect of an increase in our accounts receivable.
     During the nine months ended September 30, 2008, investing activities provided cash of $2.6 million attributable to $3.1 million in maturities of short-term investments, partially offset by $557,000 used to purchase capital equipment. During the nine months ended September 30, 2007, investing activities used $752,000 of cash attributable to $568,000 invested in short-term investments and $334,000 used to purchase capital equipment.
     Financing activities provided cash of $104,000 during the nine months ended September 30, 2008 and $766,000 during the nine months ended September 30, 2007 as a result of employees’ exercise of stock options.
     We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next twelve months.
Potential Cash Commitments
     We have the following future or potential cash commitments:
•	In February 2004, we signed an amendment to the lease for our former corporate headquarters and simultaneously entered into a ten-year lease for a new corporate headquarters. The amendment of the former headquarters lease, which was scheduled to terminate on December 31, 2004, provided that no cash lease payments were to be made for the remainder of 2004. Similarly, our corporate headquarters lease also provided that no cash lease payments were to be made during 2004. However, if we default under our new corporate headquarters lease, the landlord has the ability to demand payment for cash payments forgiven in 2004 under the former headquarters lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.4 million at September 30, 2008. The amount of the forgiven payments for which the landlord has the ability to demand repayment decreases on the straight-line basis over the length of our ten-year headquarters lease.

•	In December 2007, we entered into an agreement with Solidcore Systems, Inc. (“Solidcore”) to be the exclusive distributor of Solidcore’s S3 Control Embedded™ software to OEMs in North America. This agreement commits us to pay additional minimum license fees of $310,000 to Solidcore by December 31, 2008, regardless of our sales of that software provided that any prepaid licensing fees outstanding at December 31, 2008 can be used to offset future license fees owed to Solidcore through the termination of the agreement between the parties. As of September 30, 2008, we have $310,000 remaining toward this commitment.
Recently Issued Accounting Standards
     In October 2008, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of FASB No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective immediately including periods for which financial statements have not been issued. The adoption of FSP No. 157-3 resulted in a temporary impairment of $466,000 of our ARS portfolio.

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
     There has been no change in our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of Plaintiffs, Plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

     Item 1A. Risk Factors
     The following risk factors and other information in this quarterly report on Form 10-Q and also those discussed in our annual report on Form 10-K for the year-ended December 31, 2007 and in our quarterly reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008 should be carefully considered. The risks and uncertainties described below and discussed in the aforementioned reports are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent annual report on Form 10-K and in our quarterly reports on Form 10Q for the three months ended March 31, 2008 and June 30, 2008, which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors where changes or updates are deemed significant and will add new risk factors not previously disclosed as they become pertinent to our business. To the extent a risk factor is no longer considered relevant that was described in our most recent annual report on Form 10-K, it will be deleted in the annual report on Form 10-K to be filed for the year ending December 31, 2008.
Microsoft-Related Risk Factors
Significant changes to the Microsoft’s pricing structure and rebate programs could have a negative impact on our business and operating results.
     Effective September 1, 2008, Microsoft changed its pricing structure and rebate programs, whereby Microsoft generally increased the price of software licenses we pay to Microsoft. These changes have the potential to lower our third-party software gross profit and related margin unless we are able to either pass price increases along to our customers, or sign our customers to 12-month purchasing commitments, which lowers our price to Microsoft.  Microsoft also restructured the rebate program such that we earn more rebate dollars for signing customers to 12-month purchasing commitments and registering new customer accounts with Microsoft.  The overall impact of these changes is difficult to predict in the long-term.  In the short-term, we expect the gross margin that we earn from Microsoft license sales to decrease, however we expect that some or all of the decrease will be offset by higher rebates.  However there is no guarantee that rebates will be able to offset the gross margin decline.
General Business-Related Risk Factors
All of our investment portfolio is invested in auction rate securities (ARS) which have faced recent market failures.
     We have investments in ARS with a par value of $6,525,000 and fair value of $6,059,000 as of September 30, 2008 which have failed at auction. As a result, the majority of these investments are illiquid and we are unable to determine with any certainty when, or if, these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters or sales of the securities in a secondary market. The lack of liquidity in our ARS investments has adversely affected our liquidity and working capital and could affect our future ability to fund our strategic and other initiatives. It is possible that additional declines in fair value may occur in the future.  ARS are currently being sold on the secondary market at discounts that range from 8% to 30% depending on the type of security. Further declines in the value of these ARS or continued lack of liquidity could result in additional losses and have a material negative impact on our operating results and financial condition. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments.  If the current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or earnings.
Erosion of the financial condition of our customers could adversely affect our business.
     Our business could be adversely affected should the financial condition of our customers erode, given that such erosion could reduce demand from those customers for our software and engineering services, could cause them to terminate their relationships with us, and/or could increase the risk that customers default on their payment obligations. If the global information technology market weakens, the likelihood of the erosion of the financial condition of our customers increases, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, those allowances may not cover actual losses, which could adversely affect our operating results.

Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18(d)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of July 1, 2008

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Confidential treatment requested
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	BSQUARE CORPORATION (Registrant)
	By:	/s/ Brian T. Crowley
Brian T. Crowley
President and Chief Executive Officer

Date: November 6, 2008
	By:	/s/ Scott C. Mahan
Scott C. Mahan
Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION
INDEX TO EXHIBITS

Exhibit
Number
(Referenced to
Item 601 of	Exhibit
Regulation S-K)	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 (File No. 333-85351) filed with the Securities and Exchange Commission on October 19, 1999)

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2000)

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005)

3.2	Bylaws and all amendments thereto (incorporated by reference to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2003)

10.18(d)+	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of July 1, 2008

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350