Form 10-K
period 2008-12-31
BSQUARE CORP /WA
filed 2009-03-26
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 110th Avenue NE, Suite 200, Bellevue, Washington 98004

(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 519-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $30,648,000 based on the closing price of $4.83 per share of the registrant’s common stock as listed on the NASDAQ Global Market.

The number of shares of common stock outstanding as of January 30, 2009: 10,083,451

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 3, 2009 are incorporated by reference into Part III of this Form 10-K.

BSQUARE CORPORATION

FORM 10-K

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation.

EXPLANATORY NOTE—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2009, based upon the recommendation of the Audit Committee, our Board of Directors determined that we should restate our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods of fiscal year 2007, and for the first and second quarterly periods of fiscal year 2008. Accordingly, on February 11, 2009, we announced that our previously released financial statements for these periods, and all related earnings press releases and communications relating to these periods, should not be relied upon.

Consequently, in this Annual Report on Form 10-K, we are restating our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods within the fiscal year ended December 31, 2007, and for the first and second quarterly periods of the fiscal year ended December 31, 2008. This Form 10-K also includes our consolidated financial statements for the fiscal year ended December 31, 2008.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 amends and restates only those items of the previously filed Form 10-K and Form 10-Qs which have been affected by the restatement. No attempt has been made to modify or update such disclosures except as required to reflect the effects of the restatement as described above. For additional information regarding the restatement, see Note 2 of the Notes to Consolidated Financial Statements.

We have not individually amended our previously filed Annual Report on Form 10-K, or any of our Quarterly Reports on Form 10-Q, for the fiscal year ended December 31, 2007. In addition, we have not individually amended our previously filed Quarterly Reports on Form 10-Q for the first and second quarterly periods of the fiscal year ended December 31, 2008. Accordingly, our previously released financial statements for these periods, and all related earnings press releases and communications relating to these periods, should not be relied upon.

Background of the Restatement

In early February 2009, we identified a clerical error in our calculation of certain vendor volume discounts affecting third-party software cost of sales. Until September 1, 2008, this vendor offered us volume discounts based on the achievement of predetermined unit sales levels in a particular month. As this vendor’s software was sold during the month, software cost of sales was recorded at a standard cost. As a result of the volume discounts offered by the vendor, it was necessary to adjust software cost of sales at month-end to reflect any volume purchase discounts earned once total unit sales volume for the month was known. This error caused software cost of sales to be understated.

Our Board of Directors charged the Audit Committee with investigating the error and its causes. As part of its investigation, the Audit Committee interviewed persons who were available to it and who had performed or reviewed the calculation of the volume purchase discount, and reviewed pertinent email and other documents. The Audit Committee determined that a former employee, who had the responsibility for calculating the volume purchase discount from December 2006 through December 2007, began to incorrectly calculate the discount for a small number of this vendor’s products. Another employee continued to make the same error from January through June 2008, when a new employee assumed responsibility for this calculation. The Audit Committee determined that the employees who supervised the two employees and reviewed their work had failed to detect the error.

The Audit Committee concluded that no current or prior officer of the Company was aware of the error before it was discovered in early February 2009.

Summary of Restatement Adjustments

The clerical error impacted the fourth quarter of 2006, the 2007 fiscal year, and the first two quarters of 2008. The erroneous calculation ended in July 2008, and in September 2008, the vendor changed its pricing structure, which eliminated the future possibility for this error. As of December 31, 2008, the error had not been detected, so subsequently management has taken several actions to remediate the material weaknesses that existed at December 31, 2008. The effect on the fourth quarter of 2006 was deemed to be immaterial and has been included in the restated 2007 financial statements.

Correction of the error increased software cost of sales for fiscal 2007 by $439,000, and increased software cost of sales for the six months ended June 30, 2008 by $164,000. The error had no effect on the amount of royalties paid or owed to this vendor and, therefore, had no impact on our cash or investments.

Internal Control Over Financial Reporting

We have historically required a reconciliation of the amount in certain consolidated balance sheet accounts to the amounts payable to this vendor. The Audit Committee found that the employees responsible for this reconciliation had prepared it incorrectly, and that the employees who supervised these former employees and reviewed their work had failed to detect the error. As more fully described under Item 9A(T) of this Annual Report on Form 10-K, our management has concluded that material weaknesses existed as of December 31, 2008 and for the prior periods affected by the error relating primarily to:

•	Inadequate preparation and review of reconciliation of certain balance sheet accounts related to amounts payable to a specific vendor; and

•	Lack of adequate job transition / training of personnel responsible for preparation of such reconciliation.

Accordingly, our Chief Executive Officer and our Chief Financial Officer determined that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States as of December 31, 2008.

Subsequent to our discovery of these material weaknesses, we have taken specific actions to remediate these weaknesses:

•

Training was conducted to ensure that all involved, including the preparer, the accounting manager and the corporate controller understand the reconciliation of the balance sheet accounts related to the amounts payable to the specific vendor;

•	Such reconciliation has been modified to ensure that all relevant information is being captured and presented in a format that is easily understood and clearly presented; and

•	The reconciliation is now being reviewed and approved by our accounting manager, corporate controller and chief financial officer.

We have determined as of March 25, 2009, that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated.

PART I

Item 1.	Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	The development of the smart device market and our ability to address its opportunities and challenges;

•	The adoption of Windows CE, Windows XP Embedded, Windows Mobile, Android, Linux and other operating systems as the systems of choice for many device hardware and software vendors;

•	Our business plan and our strategy for implementing our plan;

•	Our ability to expand our strategic relationships with hardware and software vendors;

•	Our ability to maintain our relationship with Microsoft Corporation (Microsoft);

•	Our ability to address challenges and opportunities in the international marketplace;

•	Our ability to develop our technology and expand our proprietary software and service offerings; and

•	Our anticipated working capital needs and capital expenditure requirements, including our ability to meet our anticipated cash needs.

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

BUSINESS

Overview

We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with our acquisition of customers and rights to license Adobe Flash technology from NEC

Corporation of America (NECAM) in December 2007, and our acquisition of certain assets from TestQuest, Inc. (TestQuest) in November 2008, we will support customers building or supporting devices utilizing other operating systems such as Android, Linux and Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (OEMs), original design manufacturers (ODMs), and enterprises as well as silicon vendors (SVs) and peripheral vendors which purchase our software and engineering services for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or the testing thereof. The software and engineering services we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The increasing opportunity for connectivity and exchange of data, information or multimedia content among business and consumers is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the personal computer (PC) has been the traditional means of electronically connecting suppliers, partners, customers and consumers, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.

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

The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can be integrated with a diverse set of smart devices and can support an expanding range of industry-specific functionality, content and applications. The Microsoft Windows family of embedded operating systems—specifically Windows CE, XP Embedded and Windows Mobile—helps satisfy these requirements because it leverages the existing industry-wide base of Microsoft Windows developers and technology standards, can be customized to operate across a variety of smart devices and integrate with existing information systems, offers Internet connectivity, and reduces systems requirements compared to traditional PC operating systems.

The smart device marketplace is being influenced by the following factors:

•

Growing demand by business professionals and high-end consumers for converged mobile devices, which combine telephony, data (such as email and internet browsing), multimedia and location awareness, is driving new sophisticated smart device designs by our OEM and ODM customers;

•

The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (IP) set-top boxes, voice-over-IP (VoIP) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•

The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet and synchronize their devices with corporate data sources;

•

The adoption of a new generation of devices, such as the Apple iPhone, has increased demand for high-performance, multi-media capable devices that are able to access, share and play audio, video and application content located on remote computers;

•

Security is becoming an increasingly important concern as devices are able to access networks and store sensitive information locally such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop;

•

Higher bandwidth networks coupled with larger displays and increased processing power found on new devices means that more multi-media content will be available to devices—increasing demand for digital rights management, content management and related technologies; and

•

Increases in device complexity driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of embedded operating systems and silicon processors, all of which are driving OEMs and ODMs to continually refresh and update their device designs.

Software and Service Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, enterprises, SVs and peripheral vendors with customized device needs. Representative customer relationships in 2008 included:

•	Several large Asian ODMs engaged us to assist in the development of new lines of Windows Mobile-based handheld devices;

•	The Ford Motor Company (Ford) engaged us to assist in the development of their next-generation SYNC technology;

•	The Coca Cola Company engaged us to work on a next generation retail device;

•	Microsoft engaged us to assist in software and hardware development on various projects including their Microsoft Auto platform;

•	Several companies, including Motorola and several Asia device manufacturers, licensed our SDIO Hx technology for inclusion in their products;

•	We worked with several SV’s, including Texas Instruments, Freescale and Intel, to develop Board Support Package (BSP) software for their next-generation processors; and

•

We licensed our TestQuest automated testing tools to leading smart phone manufacturers and enterprises, including Research In Motion, Boeing, China Mobile, Kyocera, Mitac and the United States Census Bureau.

The software we deliver to our customers for the development and deployment of smart devices takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through engineering services. Also, due to the complexity of embedded software, the integration of our own proprietary software and third-party software products on customers’ devices often involves providing engineering services to our customers to accomplish integration, customization and/or optimization. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

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

•

We are a Microsoft authorized Value-Added Provider (VAP) of Windows Embedded operating systems and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restrictions, Windows Server with Embedded Restrictions, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. Slightly more than 50% of our total revenue in 2008 was generated through the sale of Microsoft Embedded operating systems;

•

We have been an authorized distributor for Adobe Flash Lite technology since December 2007 as a result of the acquisition of certain assets from NECAM. We have the right to distribute Adobe Flash Lite licenses to OEMs and ODMs and others world-wide;

•	We are a distributor of Solidcore’s S3 Control Embedded™ software to OEMs in North America which began in December 2007; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products

Our proprietary software offerings include:

•

CountDown—CountDown is a software product that provides customers with a complete test solution that brings together everything necessary to test smart devices including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart device and capture results, and a reporting tool that allows customers to analyze test results. We acquired this product from TestQuest in November 2008;

•

TestQuest Pro—TestQuest Pro is the original TestQuest test automation tool. TestQuest Pro is widely used to test embedded systems, including digital entertainment, telecom/datacom, military/aerospace and medical devices as well as automation systems for industry, retail, offices, buildings and homes;

•

Device Validation TestSuite™ (DVT)—DVT is a quality assurance solution that enables customers to validate and regress Texas Instrument’s (TI) Windows CE 6 BSP software up to 90% faster as they develop TI OMAP 35x-based embedded devices. By uncovering BSP functionality and performance gaps quicker and earlier, DVT enables customers to get to market faster, at lower cost, and to ship higher quality devices;

•

In conjunction with our sales of the Adobe Flash Lite Player, we have developed proprietary technology that extends the functionality of Flash Lite on embedded devices. Our Flash UI Extender is the fastest way to extend graphics capability when creating user interfaces with Adobe Flash Lite on Windows CE and Windows Mobile devices;

•

3G Data Dev Kit—Our 3G Data Dev Kit enables customers to quickly and cost-effectively add 3G data communications functionality to Windows CE 6-based devices developed using the Texas Instruments OMAP 3530 Evaluation Module;

•

SDIO Hx—SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO solutions have become the industry standard software development kit used by customers who are creating SDIO solutions for smart devices running Microsoft Windows CE and Windows Mobile operating systems. During 2008, we released new versions of our SDIO Hx technology that enhanced performance, supported new versions of the SD and MMC associations specifications and supported new silicon architectures. We expect to continue to update our SDIO Hx technology into the foreseeable future;

•	Productivity+—Productivity+ is a middleware stack that provides Personal Information Management functionality (e.g. email, calendar and contacts) on Windows CE-based devices;

•

Media+ Portable Media Player—Media+ is a digital media-management and player software solution based on Microsoft® Windows® CE 5.0 that enables OEMs to quickly enter the growing market for portable media players, a new product category that enables consumers to enjoy movies and video clips, view family photos, and listen to music on a single mobile device;

•

DevkitIDP Development Platforms—Our DevkitIDP line of Marvell XScale and TI OMAP-based development platforms accelerates time to market for customers building Windows CE and Windows Mobile-based embedded devices utilizing these silicon architectures. We currently ship DevKits supporting Marvell’s PXA270, PXA300, PXA310 and PXA320 processors and TI’s OMAP 2530 and 3530 processors. Our Devkit products uniquely offer a wide variety of peripheral chips and multiple expansion slots, which provides developers valuable flexibility in the early stages of development when device functionality is being validated; and

•

SchemaBSP—Our SchemaBSP tool reduces customer development efforts. SchemaBSP offers a revolutionary three-step process that, when used in conjunction with Microsoft Platform Builder, reduces Windows CE board bring up time by up to 40%. Once a BSP is created with SchemaBSP, the architecture of the tool enables code reuse across multiple product lines, easy BSP updates when new hardware features are added and quick migration to new versions of Windows CE.

Software revenue for the last two fiscal years was as follows (in thousands):

	2008	2007
Software revenue:
Third-party software	$35,442	$34,157
Proprietary software	3,076	4,241

Total software revenue	$38,518	$38,398

Software revenue as a percentage of total revenue	59%	65%

Third-party software revenue as a percentage of total software revenue	92%	89%

The sale of Microsoft Embedded operating systems and related products accounts for substantially all of our historical third-party software revenue.

Engineering Service Offerings

Our service offerings include:

•	Software and hardware design and development services;

•	Platform development systems integration;

•	Radio Interface Layer (RIL) development and testing;

•	Application, middleware and multimedia software development;

•	Adobe Flash Lite Player porting and Flash User Interface development;

•	Quality assurance and testing services;

•	Hardware design, prototype and product development services;

•	Device solution strategy consulting;

•	Mechanical and ID design services;

•	Technical support;

•	Implementation services; and

•	Training.

Traditionally, our engineering services have focused on customers building or deploying devices utilizing some form of Windows Embedded or Windows Mobile operating system. As a result of the TestQuest and NECAM asset purchases, we are increasingly providing engineering services to customers building or deploying devices utilizing non-Microsoft operating systems.

Customers utilize our engineering services due to our extensive experience developing new devices and because of our deep experience with Windows Embedded and Windows Mobile operating systems. We believe that engaging BSQUARE on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and product robustness and features, which a customer may have been unable to achieve through other means.

Service revenue for the last two fiscal years was as follows (in thousands):

	2008	2007
Total service revenue	$27,239	$20,956

Service revenue as a percentage of total revenue	41%	35%

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software and services, ultimately becoming a go-to solutions provider for our customers and potential customers. To advance this strategy, we intend to continue focusing on the following areas:

•

We will expand our proprietary product portfolio that we license to our customers, thereby allowing us to generate additional revenue, particularly higher margin revenue, through which we will have increasing opportunity to sell engineering services and third-party software products. We believe that the continuing complexity and demands of device development will require our customers to seek out partners that are able to provide more complete device software solutions that can be quickly customized and brought to market. During 2008, we focused on building Windows CE and Windows Mobile Board Support Packages and testing products in support of the Texas Instruments OMAP processor family; ee acquired certain assets of TestQuest, including TestQuest Pro and CountDown products; and we also worked to create a new line of DevKit 3G reference designs that are designed to make it very easy for our customers to add 3G radio connectivity to their products. Further, we are actively working on a project with a major SV, and expect to enter into an agreement under which we would develop software for one of the SV’s major silicon processor lines, which should result in our receiving per-unit fees;

•

We will work to expand the number of customers licensing Adobe Flash Lite technology from us. In conjunction with this initiative, we started a new engineering services practice that helps customers implement Flash Lite user interfaces in their designs;

•

We intend to continue to expand our service offerings around the CountDown and TestQuest Pro products acquired in November 2008, and around non-Microsoft operating systems, such as the Google Android operating system;

•

We intend to leverage the significant number of customers gained through the sale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In 2008, we sold Microsoft Embedded operating systems to over 770 unique customers; and

•

We will focus on increasing revenue derived from international geographies. During 2008, we began to gain traction in Japan. We also established a direct sales presence in Europe in November 2008. Further, as a result on the TestQuest asset purchase, we established a presence in both China and India in the fourth quarter of 2008. Our focus in 2009 is to make each of these regions more successful and deliver profitable growth.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of embedded operating systems worldwide;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Systems Integrator of the Year for 2008;

•	We were the Microsoft Distributor of the Year for 2008;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We were recently selected by Microsoft as a Microsoft Auto training partner;

•	We are a leading systems integrator for Microsoft’s Windows Mobile device development projects;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

•	We work closely with Microsoft executives, developers, product managers and sales personnel. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft;

•	We receive rebates based upon predefined objectives; and

•	We participate in Windows Embedded and Windows Mobile design reviews, enabling early access to product roadmap information wherein we provide important technical and customer feedback.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Customers

Customers of our software and engineering service offerings include leading OEMs, ODMs, SVs, peripheral vendors, and other enterprises seeking to leverage the benefits of Windows Embedded, Windows Mobile and other operating systems to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include The Ford Motor Company, Hon Hai Corporation, Micros Systems, Inc., Microsoft Corporation, Motorola, Inc., PalmOne, Inc., Qualcomm Inc., RGIS, LLC, Rite Aid Corporation, Solectron USA, Inc., The Coca Cola Company and Tyco Electronics.

Sales and Marketing

We market our software and engineering services predominantly through our direct sales force located in the United States, Taiwan and Japan. In November 2008, we established a direct sales presence in the United Kingdom targeting the European marketplace. We have not made significant use of resellers, channel partners, representative agents or other indirect channels historically. As a result of the acquisition of assets from TestQuest, we expect to utilize resellers and channel partners to a greater degree with respect to the acquired products. We will also explore greater use of resellers and channel partners for our other software products in 2009, particularly new software products recently launched, or expected to be launched, in 2009.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development organization is responsible for the design, development and release of our proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing our engineering staff located in the United States.

Competition

The market for embedded software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan, which have or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet.

As we develop and bring to market new product and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

International Operations

During 2008, our international operations outside of North America consisted principally of subsidiaries and operations in Taipei, Taiwan and Tokyo, Japan. In November 2008, as a result of the acquisition of assets from TestQuest, we established a minor presence in China and India. During the fourth quarter of 2008 we also hired a sales executive in the United Kingdom. Because our OEM Distribution Agreement with Microsoft restricts our sale of Microsoft Embedded operating systems to North America, including Mexico, our foreign operations have traditionally focused on the sale of our own proprietary software products and engineering services.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the total number of employees by area:

	December 31,
	2008	2007
Engineering Services	134	103
Research and Product Development	35	15
Sales, Marketing and Administrative	63	57

Total	232	175

As of December 31, 2008, we were utilizing the services of 65 contractors, almost all of whom were involved with engineering services, compared to 23 at December 31, 2007. Of the total headcount of 297 at December 31, 2008, 233 were located in North America, 37 were located in Taiwan and 23 were located in India with the remainder located in China, Japan and the United Kingdom. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

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

Additionally, because a significant portion of our revenue relates to the sale of third-party software products, we also rely on our partners, particularly Microsoft, to appropriately protect their own intellectual property.

We currently have seven issued patents and five pending patents in the United States, and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

See Item 1A, “Risk Factors,” for more information regarding our intellectual property and other proprietary rights.

Available Information

We are a reporting company and file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You also may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information we file electronically with the SEC at http://www.sec.gov.

Our Internet website is located at www.bsquare.com. We make available free of charge through the investor relations section of our website, under “SEC Filings,” all our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2009:

Name	Age	Position
Donald B. Bibeault	67	Director
Brian T. Crowley	48	President and Chief Executive Officer, Director
Elwood D. Howse, Jr	69	Director
Elliott H. Jurgensen, Jr	64	Chairman of the Board
Scot E. Land	54	Director
William D. Savoy	44	Director
Kendra A. VanderMeulen	57	Director
Carey E. Butler	54	Vice President, Professional Engineering Services
Rajesh Khera	39	Vice President, Products
Scott C. Mahan	44	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Larry C. Stapleton	46	Vice President, Sales and Marketing

Donald B. Bibeault has been a director since July 2003 and served as our Chairman of the Board up until October 31, 2008. His current term of office as a director expires at the 2011 Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc. a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, chief executive officer, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation and Bank of America amongst others. In 2005, Dr. Bibeault was given the first ever Lifetime Achievement Award by the Association of Certified Turnaround Professionals (ACTP). He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and a member of the Board of Visitors of Golden Gate University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, an M.B.A. from Columbia University and a PhD from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School. Donald Bibeault was commissioned through ROTC and served on active duty in the U.S. Army Combat Engineers during the Vietnam War.

Brian T. Crowley has been our President and Chief Executive Officer since July 2003. His current term of office as a director expires at the 2011 Annual Meeting of Shareholders. From April 2002 to July 2003, Mr. Crowley served as our Vice President, Product Development. From December 1999 to November 2001, Mr. Crowley held various positions at DataChannel, a market leader in enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999, Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice

President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley also serves as a director of the Washington Technology Industry Association (WTIA). Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University.

Elwood D. Howse, Jr. has been a director of BSQUARE since November 2002. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm formed in 1977. Mr. Howse also participated in the founding of Cable, Howse and Ragen, an investment banking and stock brokerage firm, today owned by Wells Fargo and known as Ragen MacKenzie. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Formotus, Inc., OrthoLogic Corporation, Perlego Systems Inc., and not-for profits Junior Achievement Worldwide and Junior Achievement of Washington. He has served on a number of other corporate boards in the past. Mr. Howse received both a B.S. in engineering and an M.B.A. from Stanford University and served in the U.S. Navy submarine force.

Elliott H. Jurgensen, Jr. has been a director of BSQUARE since January 2003 and has served as the Chairman of the Board since October 31, 2008. His term of office as a director expires at the 2010 Annual Meeting of Shareholders. Mr. Jurgensen retired from KPMG LLP in 2003 after 32 years, including 23 years as an audit partner. During his career he held a number of leadership roles, including Managing Partner of the Bellevue, Washington office of KPMG from 1982 to 1991, and Managing Partner of the Seattle, Washington office of KPMG from 1993 to 2002. He is also a director of McCormick & Schmick’s Seafood Restaurants, Inc., Isilon Systems, Inc., and Varolii Corporation. Mr. Jurgensen has a B.S. in accounting from San Jose State University.

Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at the 2010 Annual Meeting of Shareholders. Mr. Land is currently Executive Director of Veratect (formerly Palantir Analytics) which is engaged in early detection of biological events that could lead to epidemics or pandemics and Vice President of Corazonx Inc, which is engaged in early stage coronary disease detection. During 2006, Mr. Land served as Executive Director, Program on Technology Commercialization, University of Washington. Prior to joining the faculty of the University of Washington, Mr. Land was a Managing Director of Cascadia Capital LLC. Mr. Land was a founder and Managing Director of Encompass Ventures from September 1997 to July 2005, a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a wholly owned subsidiary of GE founded by Mr. Land in October 1988, which designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies.

William D. Savoy has been a director of BSQUARE since May 2004. His current term of office as a director expires at this year’s Annual Meeting of Shareholders. Between 2004 and 2007, Mr. Savoy consulted with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as President of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as President of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as President and Chief Executive Officer of Layered, Inc., a software company, from June 1989 until its sale in June

1990 and as its Chief Financial Officer from August 1988 to June 1989. He is also a director of Drugstore.com, where he is a member of the audit committee and chairman of the compensation committee. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.

Kendra VanderMeulen has been a director at BSQUARE since March 2005. Her term of office as a director expires at the 2010 Annual Meeting of Shareholders. Ms. VanderMeulen is currently the President of the Seattle Christian Foundation. She recently served as Executive Vice President, Mobile at InfoSpace, and is an active board member or advisor to a variety of companies in the wireless Internet arena, including Perlego Systems, Inc. and Inrix, Inc. Ms. VanderMeulen joined AT&T Wireless (formerly McCaw Cellular Communications) in 1994 to lead the formation of the wireless data division. Prior to McCaw Cellular Communications, Ms. VanderMeulen served as Chief Operating Officer and President of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Ms. VanderMeulen received a B.S. in mathematics from Marietta College and an M.S. in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T.

Carey E. Butler has been our Vice President, Professional Engineering Services since November 2003 and directs development teams located in North America and India. From 2002 to 2003, Ms. Butler served as Western Region Area Manager at Information Builders, a business intelligence software and services company. From 2000 to 2001, Ms. Butler was Vice President at Aris Corporation, a professional services company, and from 1996 to 2000 was Partner at BDO Seidman, LLP, a public accounting and management consulting firm. From 1990 to 1996, Ms. Butler was Principal of Performance Computing, Inc., a technology consulting company, subsequently sold to BDO Seidman. From 1982 to 1990, Ms. Butler was Vice President of Operations, Sales and Marketing of Mytec, Inc., a value-added reseller of turnkey financial systems. Ms. Butler holds a B.A. in business, quantitative methods (computer science) from the University of Washington.

Rajesh Khera has been Vice President of Products since October 2007. He is responsible for managing BSQUARE’s current product lines and for developing and driving new product strategy and execution. From 2004 to 2007, Mr. Khera was Director of Mobile Solutions at RealNetworks, Inc. where he managed global business strategy for media delivery solutions, services and products. While at RealNetworks, he helped build a media delivery service business from the ground up. Mr. Khera has also held various management roles at VeriSign from 2002 to 2003 and at Microsoft from 1993 to 2001. Mr. Khera was Vice President of Engineering & Marketing at Ensoftek, a technology startup, from 2001 to 2002 and worked at Lizard Tech, a digital image and document technology company, as a Director of Product Management from 2003 to 2004. Mr. Khera holds a Bachelor of Computer Engineering from Maulana Azad National Institute of Technology in Bhopal, India, a Masters in Computer Science from Virginia Tech in Blacksburg, VA, and an M.B.A. from the University of Chicago.

Scott C. Mahan has been our Vice President, Finance, Chief Financial Officer, Secretary and Treasurer since January 2004. From October 2003 to December 2003, Mr. Mahan served as a consultant to BSQUARE. From February 2003 to July 2003, Mr. Mahan served as the Interim Chief Financial Officer and Head of Business & Corporate Development at Cranium, Inc., a games manufacturer. From March 2002 to November 2002, Mr. Mahan served as Chief Operating Officer at Xylo, Inc., a company that provides human resource technology and services to Fortune 1000 companies, and from June 1998 to December 2001 as Chief Financial Officer and Vice President, Administration at Qpass, Inc, a provider of billing serves to wireless carriers. From September 1996 to May 1998, Mr. Mahan served as Director of Finance at Sequel Technology Corporation, a company that delivered licensed software for the network traffic monitoring market. From August 1994 to August 1996, Mr. Mahan was Controller of Spry, Inc., an Internet software company and Internet service provider. Prior to that, Mr. Mahan was the Assistant Corporate Controller at Paccar Inc. from August 1993 to July 1994 and was an Audit Manager at Ernst & Young LLP in Seattle where he was employed from July 1987 to August 1993. Mr. Mahan holds a B.S. in management from Tulane University.

Larry C. Stapleton is our Vice President of Sales and Marketing. Prior to that, he had been our Vice President of North America Sales since March 2005. Mr. Stapleton is responsible for overall sales of professional engineering services and proprietary and third-party software products. Prior to joining BSQUARE, Mr. Stapleton served as Vice President of Global Business Development at Terabeam from November 1999 to April 2004, where he was responsible for developing telecom carrier business for broadband wireless access equipment in Asia and managing employees and VAR partnerships in Singapore, Malaysia, Japan, China, Philippines, and South Korea. Prior to that, Mr. Stapleton served as Terabeam’s Vice President, Product Development, responsible for developing all of Terabeam’s optical telecommunications equipment. From November 1997 to November 1999, Mr. Stapleton was Vice President of Sales and Marketing for SelfCHARGE, a contract product design and manufacturing (ODM) startup developing products for the medical, consumer and industrial markets. He was Senior Director of Client Services at Teague from April 1992 to November 1997, generating designs for AT&T, Microsoft, John Deere, and many other Fortune 500 companies. He also has held a variety of product development, marketing, and engineering positions with several Fortune 100 companies. His degrees include an M.B.A. from the University of Washington and a B.S., mechanical engineering, from San Jose State University.

Item 1A.	Risk Factors.

As discussed under Item 1 of Part I, “Business—Forward-Looking Statements”, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

Microsoft-Related Risk Factors

Due to the market that we serve and our historical focus on devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Embedded operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement for Software Products for Embedded Systems (ODA) with Microsoft, which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. If the ODA were terminated, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was renewed through entry into a new agreement in July 2008 and will expire on June 30, 2009, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal. Future renewals, if any, could be on less favorable terms, which could negatively impact our business and operating results.

Effective September 1, 2008, Microsoft changed its pricing structure and rebate programs, whereby Microsoft generally increased the price of software licenses we pay to Microsoft. These changes have the potential to lower our third-party software gross profit, and related margin, unless we are able to either pass through price increases to our customers, or sign our customers to 12-month purchasing commitments, which lowers our price to Microsoft. Microsoft also restructured the rebate program such that we earn more rebate dollars for signing customers to 12-month purchasing commitments and registering new customer accounts with Microsoft. The overall impact of these changes is difficult to predict in the long-term. In the short-term, we expect the gross margin that we earn from Microsoft license sales to decrease, however we expect that some or all of the decrease will be offset by higher rebates. However there can be no assurance that rebates will be able to offset the gross margin decline.

Microsoft has audited our records under the ODA in the past and will likely do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.

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

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus on devices utilizing non-Microsoft Embedded operating systems, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based embedded software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase thereby negatively impacting our operating results.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. These delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which could negatively impact our revenue and operating results.

If Microsoft adds features to its Windows operating system or develops products that directly compete with products and services we provide, our revenue and operating results could be negatively impacted.

As the developer of Windows, Windows XP Embedded, Windows CE and Windows Mobile, Microsoft could add features to its operating systems or could develop products that compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively impact our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our offerings and reduce our revenue and gross profit accordingly and our operating results could be negatively impacted.

Microsoft has released Windows CE version 6.0 and version 6.1 of its Windows Mobile Smartphone and PocketPC operating systems which contain basic SDIO functionality and are therefore competitive with our SDIO Hx product offering. An agreement with Microsoft required us to deliver to Microsoft our SDIO v.1.0 source code for inclusion into Windows CE 5.0 and Windows Mobile 5.0. Since that source code was delivered to Microsoft, we have continued to develop our SDIO product line, introducing SDIO Now v.2.0, v.2.2 and most recently SDIO Hx, with new features and performance improvements that we believe are important to customers. Additionally, we plan further enhancements to our SDIO Hx software product. However, there can be no assurance that our next-generation SDIO product offerings will continue to be competitive in the marketplace or that customers will not decide to use the basic functionality they receive from Microsoft as part of the operating system.

If the market for Windows Embedded operating systems and Windows Mobile targeted platforms fails to develop further, develops more slowly than expected, or declines, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices utilizing the Windows Embedded Windows Mobile operating systems, if the market for these systems or platforms fails to develop further or develops more slowly than expected, or declines, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

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

•

The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: OSx from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Symbian; JavaOS from Sun Microsystems, Inc.; Android from Google Inc.; Blackberry from Research in Motion (RIM); and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile faces intense competition from Symbian, RIM and Apple operating systems. In the market for converged devices, Windows Embedded faces intense competition from the Linux operating system. Windows Embedded operating systems and the Windows Mobile targeted platforms may be unsuccessful in capturing a significant share of these segments of the smart device market, or in maintaining its market share therein;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows Embedded operating systems and Windows Mobile targeted platforms; and

•

The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded operating systems and Windows Mobile targeted platforms. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded and Windows Mobile operating systems, potential customers could select competing operating systems over Windows Embedded operating systems and Windows Mobile targeted platforms.

Ford-Related Risk Factors

If The Ford Motor Company cancels or postpones its current vehicle development plan, or if our role in that plan is eliminated or reduced, our revenue and gross profit would decrease and our operating results would be adversely affected.

We have been engaged to provide certain engineering and systems integration services to The Ford Motor Company (Ford). Revenue from Ford comprised 10.3% of our total revenue for the year ended December 31, 2008. We expect this work and its significance to our revenue and operations to continue in 2009, especially in the first six months of the year. If Ford cancels or postpones its current vehicle development plans, if our role in fulfilling its plans is scaled back or eliminated or if we are unable to continue our work effort with Ford at the same level we are currently, we may not be able to react and repurpose our resources quickly enough to eliminate or minimize the impact, in which case it may negatively impact our operating results.

The decline in U.S. automobile sales over the past 12 months may continue and the auto industry as a whole may continue to suffer, in which case Ford may cease or curtail its relationship with us or be unable to pay amounts that are owed us.

Overall economic conditions have adversely impacted Ford and the other major U.S. automakers, leading to announcements of unprecedented levels of production cuts and permanent capacity reductions. There is significant uncertainty in the U.S. automobile industry, as in the economy more broadly, and Ford could respond to current conditions in a way that involves ceasing or curtailing its relationship with us. Further, as of December 31, 2008, Ford owed us $3.7 million, which was all subsequently collected in full. In the future, Ford could fail to meet its obligations to creditors, including us, or obtain protection from bankruptcy or other laws affecting creditors’ rights. If this happens, our bad debt reserves may be insufficient to account for the failure to pay. Any failure to pay, or the termination or reduction in business with us, could materially negatively impact on revenue, operating results and business.

If we are required to perform warranty repairs on any of the Ford vehicles into which our work is incorporated, or if any of those vehicles are recalled due to defects in our work, our revenue, operating results and overall business could be negatively impacted.

Warranty repairs on our work for Ford could require us to devote additional hours to this project that would not be billable. A significant warranty claim could require immediate remediation and consume a large amount of our billable resources until it is fixed, which could have a material negative impact on our revenue, operating results and our business. As warranty insurance is not available for an engagement of this type, we have been unable to obtain insurance to mitigate this risk. In addition, if a defect were significant enough to require a vehicle recall, the costs of such a recall could be significant. We do expect to obtain recall insurance in the future, when the Ford product goes to market, to mitigate the risk of such a recall.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for Windows-based embedded software and services is extremely competitive. Increased competition may result in lower revenue, price reductions, lower gross profit and margin and loss of customers and market share, which could negatively impact our operating results. We face competition from:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan, which have or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet.

As we develop and bring to market new product and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

Our ability to maintain or grow our proprietary software revenue is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be harmed.

Proprietary software product sales provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings as well as provide other advantages. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain or expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.

We may experience delays in our efforts to develop new products and services, and these delays could cause us to miss market opportunities which could negatively impact our revenue and operating results.

The market for Windows-based smart device software and services is very competitive. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software and service offerings with attractive features, prices and terms that appeal to our customers. We have experienced delays in new software and service offering introductions in the past and may do so again in the future. Our revenue and operating results may be negatively impacted if we delay releases of new products, product enhancements and/or new services offerings, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products and/or services if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

Our success depends upon our customers’ ability to successfully sell their products incorporating our technology.

Even if a customer selects us to provide software and services, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer, whether from lack of market acceptance of its products or otherwise, could cause us to lose revenue that we had anticipated. Also, our revenue and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology. Recent consumer and business spending patterns indicates that our customers may have heightened risks associated with their ability to sell their products, which increases the possibility that our customers may discontinue or postpone projects for which we expect to provide software and services.

If the market for smart devices develops more slowly than we expect, or declines, our revenue may not develop as anticipated, if at all, and our business would be harmed.

The market for smart devices is still in fluctuation and the potential size of this market and the timing of its development are not known. Additionally, the smart device marketplace is being negatively impacted by the current economic downturn. As a result, our profit potential is uncertain and our revenue may not develop as anticipated. We are dependent upon the broad acceptance and adoption by businesses and consumers of a wide variety of smart devices, which will depend on many factors, including:

•	The development of content and applications for smart devices;

•

The willingness of large numbers of businesses and consumers to use devices such as smart phones, PDAs and handheld industrial data collectors to perform functions historically carried out manually, or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet;

•

The evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable; and

•	The amount of discretionary funds companies and individuals have to spend for this kind of technology.

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

We are a leader in providing engineering services to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, a significant portion of which are currently based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

The success and profitability of our service engagements are contingent upon our ability to scope and bid engagements and deliver our services profitably. If we are unable to do so, our service revenue service gross profit margin and operating results could be negatively impacted.

Various factors may cause the total cost of service projects to exceed the original estimate provided to the customer or the contractual maximum in the case of fixed price contracts, including specification changes, customer deliverable delays, inadequate scoping and inefficient service delivery. If we are unable to adequately scope, bid and deliver on service engagements successfully, our service revenue, service gross margin and operating results could be negatively impacted. In addition, depending on the cause of an overrun for a given customer and project, we may also decide to provide pricing concessions to that customer which could negatively impact our service revenue, service gross profit and operating results. Historically, these pricing concessions have not been significant.

We periodically enter into engineering service agreements in which we have agreed to perform our engineering service work at relatively low rates per hour, or without any hourly rates, in exchange for future royalties or per unit fees. There is no guarantee that these arrangements will culminate as anticipated.

We have entered into contracts that involve reducing or eliminating up-front engineering service rates and fees in return for a per-device/chip royalty or fee that is earned as our customers ship their devices or chips, and we may enter into more such agreements in the future. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their projects or that their devices or chips may not be successful in the market which could negatively impact our revenue and operating results.

Cooperation and support from SVs is critical for the success of our hardware reference designs. Such cooperation cannot be assured.

We have been developing hardware reference designs based on the Marvell PXA Xscale and the Texas Instruments (TI) OMAP architecture, and plan to develop reference designs based on other silicon architectures. It is important that the silicon on which we base our reference designs receives continued support in the marketplace by the silicon vendors. For example, during the development of our designs, Intel made a strategic decision to sell its PXA Xscale division to Marvell which negatively impacted the sale of our Xscale-based reference designs. There can be no assurance that Marvell or TI will continue to pursue and support the markets that we have been targeting with our reference designs. Cooperation and support from silicon vendors is critical to the success of our reference designs, and should silicon vendors not support our efforts, our revenue and operating results could be negatively impacted.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle is typically three to nine months because the expense and complexity of the software and engineering service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The approval cycles for our customers may be longer due to current economic uncertainties;

•	The timing of budget cycles; and

•	The timing of customers’ competitive evaluation processes.

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

Our business could be adversely affected if the financial condition of our customers erodes because such erosion could reduce demand from those customers for our software and engineering services. This could also cause them to terminate their relationships with us, and/or could increase the risk that such customers default on their payment obligations to us. The continued weakening of the global information technology market has increased the likelihood that our customers’ financial conditions would erode, which could adversely affect the demand for our software and services. Additionally, while we believe that our allowance for doubtful accounts is adequate, current economic trends may cause more companies to default or cease operations, in which case our allowances may not cover actual losses, which could adversely affect our operating results.

We may be subject to product liability claims that could result in significant costs.

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability claims to date, the sale and support of our products and services may be subject to such claims in the future. In addition, to the extent we develop and sell increasingly comprehensive, customized turnkey solutions for our customers, we may be increasingly subject to risks of product liability claims. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could harm our business and operating results.

Our investment portfolio is invested in auction rate securities which have become illiquid due to market failures.

We had investments in auction rate securities (ARS) with a par value of $5.6 million and fair value of $4.7 million as of December 31, 2008 which have failed at auction. As a result, the majority of these investments are illiquid and we are unable to determine with any certainty when, or if, these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters or sales of the securities in a secondary market. Given overall economic and market trends, these ARS investments may remain illiquid for a sustained period of time. The lack of liquidity in these investments has adversely affected our liquidity and working capital and could affect our future ability to fund our strategic and other initiatives. It is possible that additional declines in fair value may occur in the future. ARS are currently being sold on the secondary market at discounts that are generally in the range of 30% to 40% depending on the type of security. Further declines in the value of these ARS or continued lack of liquidity could result in additional losses and negatively impact our operating results and financial condition. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments. If the current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or operating results. Further, if required to liquidate all or a portion of our ARS portfolio in the secondary market, realized losses would be incurred which would likely exceed our ARS impairment reserve and negatively affect operating results.

Past acquisitions have proven difficult to integrate, and recent or future acquisitions, if any, could disrupt our business, dilute shareholder value and negatively affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. Most recently, in November 2008, we acquired certain assets of TestQuest. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of Sarbanes-Oxley and other corporate governance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. With regard to our acquisition of assets from TestQuest, a substantial portion of the purchase price is recorded as intangible assets. If we fail to execute on our plans, we may face an impairment charge in advance of the anticipated amortization of these assets, which could negatively impact our operating results in one particular period. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which could be significant.

We may not be able to raise additional capital if required to support our business.

If we need to raise additional operating capital, we may find that our access to equity and debt capital markets is limited or blocked entirely. Our stock currently trades at low volumes and overall investor confidence in the stock market is at historic lows. This could make it difficult or impossible to sell additional shares on the public markets. In addition, it has become increasingly more difficult and costly to obtain debt financing and we may be unable to borrow additional funds at acceptable cost, or at all, should the need arise. If we are unable to raise capital as necessary, it may adversely affect our ability to invest in products or fund operations, which would materially harm our business and negatively affect operating results.

We are dependent on our insurance carriers to cover certain risks and a failure of one or more of our carriers, or a tightening of the market that increases our costs or decreases our ability to obtain necessary coverage, could negatively impact our business.

We have added significant additional insurance to cover the additional exposure presented by our work for Ford and other customers. We also expect to add coverage for exposure related to potential recall of vehicles associated with our work for Ford. As with the overall financial market, the insurance market is currently unstable. While all of our insurance carriers appeared to be viable as of the date of this Report, if this changes and we are unable to maintain current coverage through viable insurance carriers at reasonable rates, or we are unable to obtain additional coverage that we deem necessary for our business, we may be unable to meet our financial obligations if claims that would otherwise have been covered by this insurance are made which could materially negative impact our financial condition and operating results.

Intellectual Property-Related Risk Factors

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our software and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our software or service offerings, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future software products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that third-party technology incorporated into our software products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we are required to indemnify our customers for claims made against them that are based on our software products or services. There can be no assurance that infringement or invalidity claims related to the software products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license is not obtained, we would be required to cease these related business operations, which could negatively impact our business, revenue and operating results.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property. These laws and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

We frequently license the source code of our software products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights and may take actions that would harm our business.

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

Software and hardware components as complex as those needed for smart devices frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively impact our business and operating results.

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

Governance and Contract-Related Risk Factors

Matters relating to or arising from our restatement and the weaknesses in our financial disclosure and internal controls that led to the restatement, including adverse publicity, potential concerns from our current and potential customers and partners, regulatory inquiries, and potential litigation could negatively impact our business, revenues, operating results, and financial condition.

As more fully described in Note 2 of the Notes to Consolidated Financial Statements, in February 2009, our Board of Directors, on the recommendation of the Audit Committee, determined that we should restate our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarters of fiscal year 2007, and for the first and second quarters of fiscal year 2008. The restatement related to clerical errors in our calculation of certain vendor volume discounts affecting third-party software cost of sales.

In connection with this clerical error, we identified material weaknesses in our internal controls over financial reporting relating to the preparation and review of the reconciliation of certain balance sheet accounts related to amounts payable to a specific vendor, and lack of adequate job transition/training of personnel responsible for preparation of such reconciliation. We have determined as of March 25, 2009 that each of these weaknesses has been remediated.

However, the remedial measures we have undertaken may be insufficient to address the material weaknesses we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we may be required to again restate our prior period financial results, we may be subject to litigation and/or regulatory proceedings, and our business and operating results may be harmed.

In addition to the impact on our disclosure/internal controls, the clerical error and resulting restatement could have a material adverse effect on our relationships with our business partners, our current and potential customers and could lead to litigation and/or regulatory inquiries (formal or informal), all of which could negatively impact our business, revenues, operating results and financial condition. Further, we have incurred expenses in 2009, and could incur more expenses in the future, related to the restatement which will negatively impact our operating results.

We have incurred and will continue to incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the SOA) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the SOA is for management to annually assess and report on the effectiveness of our internal control over financial reporting under Section 404(a) and for our registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date of Section 404(b) implementation until the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have dedicated significant time and resources to comply with Section 404(a). We incurred $38,000 during 2008 and $120,000 during 2007 in external costs to comply with the requirements of Section 404(a). Further, we will incur additional costs in 2009 as our registered public accountant performs the necessary procedures to attest on our Section 404(b) compliance. The costs to comply with these requirements will continue to be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404, particularly in light of our recent restatement. Failure to comply with Section 404 could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report (currently required by December 31, 2009) which, in turn, may further adversely affect our business and operating results.

Noncompliance with certain public reporting requirements could impact our ability to raise capital, which could have a negative impact on our business.

In connection with our acquisition of assets from TestQuest, as more fully described in Note 5 of the Notes to Consolidated Financial Statements, and as disclosed under Item 9B of this Annual Report on Form 10-K, we were required to file a Form 8-K under Item 2.01 of Form 8-K. In addition, we were required to furnish certain audited financial information for TestQuest and certain pro forma financial information under Item 9.01 of Form 8-K by February 3, 2009. As of the filing of this Annual Report on Form 10-K, we have been unable to furnish the required audited financial statements and as a result, we are not considered to have timely filed all reports required of the Company by the Securities Exchange Act of 1934. We are in an ongoing dialogue with the staff of the SEC regarding these requirements. However, until these reporting requirements are satisfied, we may not be able to raise capital through public offerings of our securities.

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

Under the terms of our corporate headquarters lease signed in February 2004, if we default under our lease, the landlord has the ability to demand cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment was $1.4 million at December 31, 2008 and decreases on a straight-line basis over the length of our ten-year headquarters lease. Any breach of or non-compliance with these lease agreements could negatively impact our business, financial condition and operating results.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and required changes in accounting for equity compensation could adversely affect earnings.

We have historically used stock options and other forms of equity-related compensation as key components of our overall employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention, and provide competitive compensation packages. Applicable stock exchange listing standards relating to obtaining shareholder approval of equity compensation plans could make it more difficult or expensive for us to grant options or new forms of equity instruments to employees in the future, and, at our current stock price, most prior grants of employee stock options have little or no value. In addition, as described above in the risk factors relating to our compliance with certain reporting requirements, we may not be eligible to file registration statements to register additional securities to be offered under our employee benefit plans. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

International Operations-Related Risk Factors

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated approximately 8% of our total revenue in 2008 and approximately 6% in 2007. We currently have operations outside of North America in Taiwan, Japan, China, India and the United Kingdom. Our international activities and operations expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in North America;

•	Unfavorable changes in regulatory practices and tariffs;

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

These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could negatively impact our business and operating results.

As we increase the amount of software development conducted in non-U.S. locations, potential delays and quality issues may impact our ability to timely deliver our software and services, potentially impacting our revenue and profitability.

We conduct development activities in non-U.S. locations, primarily India (through a partnership with a local company) and Taiwan, to take advantage of the high-quality, low-cost software development resources found in those countries. Additionally, we have plans to increase development activity in both our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Expanding our software development in these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related software products and services and could also adversely impact the profitability of service engagements employing offshore resources.

As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our software products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations which may limit our ability to sell these customers our software products and services. As an example, under our ODA with Microsoft, we are only able to sell Microsoft Embedded operating systems primarily in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.

Item 2.	Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In North America, we also lease office space in San Diego, California; Longmont, Colorado; Boston, Massachusetts; Chanhassen, Minnesota; Akron, Ohio; Dallas, Texas; and Vancouver, British Columbia, Canada. We lease office space overseas in Beijing, China, Tokyo, Japan, and Taipei, Taiwan. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

The parties in the approximately 300 coordinated class actions, including BSQUARE, the underwriter defendants in the BSQUARE class action, and the plaintiffs in the BSQUARE class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including BSQUARE. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2008:
First Quarter	$6.86	$3.77
Second Quarter	$5.17	$3.89
Third Quarter	$4.83	$3.40
Fourth Quarter	$3.49	$2.05

Year Ended December 31, 2007:
First Quarter	$5.10	$2.78
Second Quarter	$7.05	$4.20
Third Quarter	$7.08	$4.86
Fourth Quarter	$7.48	$5.65

Holders

As of January 30, 2009, there were 141 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected consolidated financial data has been derived from the audited consolidated financial statements. The selected financial data for the years ended December 31, 2008 and 2007 should be read in conjunction with those statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

The information presented in the following tables as of and for the year ended December 31, 2007 has been restated as more fully described in Note 2, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements. We have not individually amended our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, or our Quarterly Reports on Form 10-Q for the interim periods within 2007 and 2008 that were affected by the restatement. The financial information that has been previously filed, or otherwise reported for these periods, is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

	Year Ended December 31,
	2008	2007 As Restated	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenue	$65,757	$59,354	$49,815	$42,923	$38,920
Cost of revenue (1)	48,597	43,892	37,828	33,039	29,870

Gross profit	17,160	15,462	11,987	9,884	9,050
Operating expenses:
Selling, general and administrative (1)	12,142	11,254	10,046	9,504	9,176
Research and development (1)	3,276	2,365	2,820	1,950	855
Restructuring and other related charges	—	—	—	—	40

Total operating expenses	15,418	13,619	12,866	11,454	10,071
Gain on sale of patents	300

Income (loss) from operations	2,042	1,843	(879)	(1,570)	(1,021)
Interest and other income, net	43	890	442	287	237

Income (loss) from continuing operations before income taxes	2,085	2,733	(437)	(1,283)	(784)
Income tax provision	(122)	(393)	(29)	(14)	(11)

Income (loss) from continuing operations	1,963	2,340	(466)	(1,297)	(795)
Loss from discontinued operations	—	—	—	—	(6,256)

Net income (loss)	$1,963	$2,340	$(466)	$(1,297)	$(7,051)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.19	$0.23	$(0.05)	$(0.14)	$(0.08)
Loss from discontinued operations	—	—	—	—	(0.66)

Diluted net income (loss) per share	$0.19	$0.23	$(0.05)	$(0.14)	$(0.74)

	Year Ended December 31,
	2008	2007 As Restated	2006	2005	2004
	(In thousands, except per share data)
(1) Stock-based compensation expense included above:

Cost of revenue—service	$410	$280	$190	$—	$—
Selling, general and administrative	934	678	445	17	—
Research and development	81	75	80	—	—

Total stock-based compensation expense	$1,425	$1,033	$715	$17	$—

	December 31,
	2008	2007 As Restated	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short term investments	$7,703	$13,952	$9,909	$9,494	$11,743
Working capital	$10,625	$14,247	$10,252	$9,502	$11,125
Long term investments and restricted cash	$5,579	$1,050	$1,200	$1,200	$1,200
Total assets	$27,758	$24,762	$19,676	$19,570	$18,944
Long-term obligations, net of current portion	$309	$331	$355	$379	$375
Shareholders’ equity	$18,942	$16,076	$12,076	$11,463	$12,734

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Forward-Looking Statements” and Item 1A of Part I, “Risk Factors.”

Overview

We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with our acquisition of customers and rights to license Adobe Flash technology from NECAM in December 2007 and our acquisition of certain assets from TestQuest, in November 2008, we will support customers building or supporting devices utilizing other operating systems such as Android, Linux and Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class OEMs, ODMs, and enterprises as well as SVs and peripheral vendors which purchase our software and engineering services for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or the testing thereof. The software and engineering services we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Critical Accounting Judgments

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents, time records and customer acceptance, as and when applicable, are used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which we start incurring service delivery costs. We do not defer costs associated with these uncontracted engagements as of quarter-end even though the underlying contract might be signed prior to us reporting our results.

We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price professional engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method under Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as contemplated by paragraph 7 of SOP 97-2, “Software Revenue Recognition.” We use the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; in our case, it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

When elements such as engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when we receive the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectability of our accounts receivable and record an allowance for doubtful accounts. When evaluating the adequacy of the allowance for doubtful accounts, we consider many factors, including analysis of accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

Investments

We account for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We adopted SFAS No. 157, “Fair Value Measurements”, as of January 1, 2008 to measure the fair value of certain of our financial assets required to be measured on a recurring basis, including available-for-sale securities. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3: Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We adopted Financial Accounting Standards Board (FASB) Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and became effective immediately for any unissued financial statements. FSP 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS No. 157 application issues:

•

How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist;

•	How available observable inputs in a market that is not active should be considered when measuring fair value; and

•

How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157. We obtained an independent valuation of our ARS investments as of December 31, 2008, and have determined the fair value to be $4.7 million, as compared to par value of $5.6 million. As a result, we have recorded an impairment charge of $946,000. Of this amount, $378,000 was deemed to be other-than-temporary and recorded in interest and other income, net in the fourth quarter of 2008. The remainder of the impairment charge was deemed to be temporary and has been recorded in accumulated other comprehensive loss. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen, or specific factors used in determining fair value deteriorate, we may further adjust the carrying value of these investments.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of income. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision in the statements of income. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. While we have generated net income for the last two fiscal years, the current economic climate calls into question our ability to generate net income with certainty in the near future. Consequently, we continued to maintain a full valuation allowance on our deferred tax assets as of December 31, 2008.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of resulting withholding taxes.

Results of Operations

The following discussion reflects the effects of the restatement as further described in Note 2, Restatement of Consolidated Financial Statements, of the Consolidated Financial Statements (Note 2). The effect of the restatement to the period-to-period analysis within this discussion was an increase to software cost of sales in 2007 by $439,000, which is further explained in Note 2. The increase had no further significant effect on the period-to-period analysis.

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue for the Year Ended
	2008	2007 Restated (1)
Consolidated Statements of Income Data
Revenue:
Software	59%	65%
Service	41	35

Total revenue	100	100

Cost of revenue:
Software	46	49
Service	28	25

Total cost of revenue	74	74

Gross profit	26	26
Operating expenses:
Selling, general and administrative	18	19
Research and development	5	4

Total operating expenses	23	23

Income from operations	3	3
Interest and other income, net	—	2

Income before income taxes	3	5
Income tax expense	—	(1)

Net income	3%	4%

(1)	Restated. See Note 2, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements, for related discussion.

Comparison of the Years Ended December 31, 2008 and 2007

Revenue

Total revenue consists of sales of software and engineering services to the customer segments identified previously.

Software revenue consists of sales of third-party software and sales of our own proprietary software products which include software licenses, royalties from our software products, sales of our software development kits and smart device reference designs, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development activities, fees for customer training, and re-billable expenses.

Total revenue was $65.8 million in 2008 and $59.4 million in 2007, representing an increase of $6.4 million or 11%. This increase was due to higher sales of both software and engineering services discussed further below.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. During 2008, our international operations outside of North America consisted principally of subsidiaries and operations in Taiwan and Japan. In November 2008, as a result of the TestQuest acquisition and the employment of certain TestQuest personnel, we established a minor presence in China and India. In the fourth quarter of 2008, we hired a sales person in the United Kingdom. Revenue from customers located outside of North America was $5.1 million in 2008 and $3.7 million in 2007, representing an increase of $1.4 million or 38%. This increase was due to increased service revenue in the Asia Pacific region (APAC) of $1.9 million, offset by lower proprietary software revenue in APAC. In the fourth quarter of 2007, we reestablished a sales presence in Japan which, in turn, accounted for the majority of the APAC revenue increase.

Software revenue

Software revenue for 2008 and 2007 is presented below (dollars in thousands):

	Year Ended December 31,
	2008	2007
Software revenue:
Third-party software	$35,442	$34,157
Proprietary software	3,076	4,241

Total software revenue	$38,518	$38,398

Software revenue as a percentage of total revenue	59%	65%

Third-party software revenue as a percentage of total software revenue	92%	89%

The vast majority of our third-party software revenue is comprised of the sale of Microsoft Embedded operating systems in North America. The single largest contributor to proprietary software revenue in both 2008 and 2007 was royalty revenue related to several APAC engineering service contracts.

Third-party software revenue increased $1.3 million, or 4%, in 2008, as compared to 2007. The increase was primarily due to sales of Adobe Flash Lite which contributed $950,000 of the increase. Sales of Adobe Flash Lite began in December 2007 as a result of the acquisition of certain assets of NECAM. Given current economic conditions, it is difficult to estimate third-party software revenue in 2009.

Proprietary software revenue declined $1.1 million, or 27%, in 2008 as compared to 2007. This decrease was due to two factors. First, service contract royalties declined $618,000 as certain guaranteed minimum royalties expired in 2007 and there were no new, significant royalty-bearing service contracts generating revenue in 2008. Second, 2007 included $364,000 in revenue related to a customer settlement whereas there was no similar settlement in 2008. Proprietary software revenue in 2008 included $233,000 in sales of automated testing products acquired from TestQuest in November 2008. Given current economic conditions, it is difficult to estimate proprietary software revenue in 2009.

Service revenue

Service revenue for 2008 and 2007 is presented below (dollars in thousands):

	Year Ended December 31,
	2008	2007
Total service revenue	$27,239	$20,956

Service revenue as a percentage of total revenue	41%	35%

Service revenue increased $6.3 million, or 30%, in 2008 as compared to 2007. The increase in service revenue was driven by growth in both North America and APAC. In the case of North America, which grew 22% in 2008, the growth was driven by a large project with Ford. Ford contributed $6.8 million in service revenue in 2008, of which $710,000 represented re-billable service revenue, compared to none in 2007. In the case of

APAC, which grew 239% in 2008 compared to 2007, the growth was attributable to Japan, which we re-entered in the fourth quarter of 2007. Japan contributed $1.3 million in 2008 compared to none in 2007. Billable hours increased 41% in 2008 compared to 2007 driven by the revenue growth. Our realized rate per hour declined 4% in 2008 compared to 2007 primarily as a result of the Ford contract on which we realize a lower-than-typical realized rate per hour. Staff utilization improved by 14% in 2008 compared to 2007 primarily as a result of a summer slow-down in North American service revenue in 2007 which negatively affected utilization in that period. Re-billable service revenue was $1.5 million in 2008 and $1.9 million in 2007. Given current economic conditions, it is difficult to estimate service revenue in 2009.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software, the costs of components for our hardware reference designs, product media, product duplication and manuals as well as the amortization of certain intangible assets related to acquisitions. Amortization of intangible assets included in cost of software revenue was $133,000 in 2008 and $95,000 in 2007. We expect amortization of intangible assets included in cost of software revenue to increase in 2009 as a result of the TestQuest acquisition. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft which we earn through the achievement of defined objectives. Rebates comprised $522,000 of our software gross profit in 2008 and $717,000 in 2007. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2008	2007 Restated (1)
Software gross profit	$8,420	$9,333
Software gross margin	22%	24%
Service gross profit	$8,740	$6,129
Service gross margin	32%	29%
Total gross profit	$17,160	$15,462
Total gross margin	26%	26%

(1)	Restated. See Note 2, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements, for related discussion.

Software gross profit and gross margin

Software gross profit declined by $900,000, or 10%, in 2008 as compared to 2007 while software gross margin declined by two percentage points. The decline in both software gross profit and margin was primarily driven by a $1.1 million decline in proprietary software revenue which carries a high gross margin. Our proprietary software sales typically generate high gross margins, 95% in both 2008 and 2007. Third-party software sales typically generate much lower gross margins and were 16% in both 2008 and 2007.

We currently expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our software gross margin will likely remain relatively low in the foreseeable future. Further, our third-party software gross margin may decline in the future based primarily on increased competitive pressures and/or modification of pricing and rebate programs by Microsoft. We expect our proprietary software gross margin to remain at relatively high levels.

Service gross profit and gross margin

Service gross profit increased by $2.6 million, or 43%, in 2008 as compared to 2007 while service gross margin improved by three percentage points. The increase in service gross profit was largely driven by an increase in service revenue partially complemented by an improvement in service gross margin. The improvement in service gross margin was due to the 14% improvement in staff utilization, partially offset by the 4% decline in realized rate per hour. It should be noted that we strive to utilize a certain percentage of contract personnel for service delivery to allow us to flex our service delivery capability up and down fairly quickly. Due to the significance of the Ford project, we have been utilizing a much higher percentage of contract personnel which has had the effect of depressing service gross margin. Given current economic conditions, it is difficult to estimate service gross margin in 2009 given the inherent uncertainties about utilization levels.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses were $12.1 million in 2008 and $11.3 million in 2007, representing an increase of $800,000, or 7%. Selling, general and administrative expenses represented 18% of our total revenue in 2008 and 19% in 2007. Increases in North America sales headcount and associated wages, benefits, commissions and travel costs accounted for over half of the increase. Increases in APAC selling expense associated with our expansion in Japan, which began in late 2007, and expansion of our Taiwan selling capacity as well as an increase in North America marketing costs accounted for the remainder of the increase.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses were $3.3 million in 2008 and $2.4 million in 2007, representing an increase of $900,000, or 38%. Research and development expenses represented 5% of our total revenue in 2008 and 4% in 2007. The increase in research and development expenses occurred primarily in the fourth quarter of 2008 and was primarily attributable to two factors. First, the TestQuest acquisition, which occurred in November 2008, resulted in the hiring of a number of personnel which added to wage and other expenses by approximately $350,000. Second, we began development activities on a new product initiative with a major SV in the fourth quarter of 2008 which had the effect of increasing wage and benefit expenses by approximately $350,000. The expense effect of the aforementioned factors is expected to continue throughout 2009 although the effect of the major SV project should begin to decline in the second half of 2009. We are continuing to execute and evolve our product strategy and expect to continue our investment in new product development initiatives; however the timing and magnitude of our investment(s) are difficult to predict.

Interest and other income, net

Interest and other income, net consist primarily of interest earnings on our cash, cash equivalents and short-term and long-term investments, offset in 2008 by a charge for the impairment of certain investments. Interest and other income were $43,000 in 2008 and $890,000 in 2007, representing a decrease of $847,000, or 95%. This decline was due to a $378,000 impairment charge for an other-than-temporary decline in fair market value of ARS investments in the fourth quarter of 2008. Additionally, the decline was due to a $287,000 realized gain on the sale of marketable securities which benefited 2007, coupled with a decrease in prevailing short-term interest rates, and the resulting decline in interest income in 2008 as compared to 2007.

Income Tax Expense

Income tax expense was $122,000 in 2008 and $393,000 in 2007, predominantly relating to income generated from our Taiwan subsidiary. The decline in income tax expense was driven by reduced profitability of our Taiwan subsidiary in 2008 as compared to 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had $13.3 million of cash, cash equivalents, short-term and long-term investments and restricted cash compared to $15.0 million at December 31, 2007. This balance is net of a $946,000 impairment allowance recorded against our ARS as of December 31, 2008. Of this amount, $378,000 was deemed to be other-than-temporary and is included in interest and other income, net. The remainder of the impairment reserve was deemed to be temporary and has been recorded in accumulated other comprehensive loss. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen or specific factors used in determining fair value deteriorate, we may further adjust the carrying value of these investments. Due to current economic and market conditions and trends, many of our ARS investments are illiquid and may remain illiquid for a sustained period of time. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014.

Net cash provided by operating activities was $1.8 million in 2008, primarily attributable to our net income of $2.0 million. Non-cash expenses of $2.4 million were offset by growth in accounts receivable of $2.1 million in 2008. Net cash provided by operating activities was $3.6 million in 2007, again primarily attributable to our net income of $2.3 million. Non-cash expenses of $1.5 million were offset by growth in accounts receivable of $1.1 million in 2007. Our working capital at December 31, 2008 was $10.6 million compared to $14.2 million at December 31, 2007.

Investing activities provided cash of $1.5 million in 2008, primarily due to the net maturity of $4.0 million in investments, offset by $2.3 million used in the acquisition of TestQuest assets. Investing activities used $2.6 million of cash in 2007, driven by $2.4 million used to purchase short-term investments, net of maturities, and $378,000 used for capital equipment purchases.

Financing activities provided cash of $117,000 in 2008 and $856,000 in 2007, attributable to employees’ exercise of stock options. The amount of stock option proceeds decreased considerably during 2008 as compared to 2007 due to a decrease in our stock price and the resulting impact on the volume of exercises.

We believe that our existing cash, cash equivalents and short-term and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.2 million in 2009, $988,000 in 2010, $975,000 in 2011, $1.0 million in 2012 $1.1 million in 2013 and $770,000 in 2014.

•

Under the terms of our corporate headquarters lease signed in February 2004, if we default under our lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $1.4 million at December 31, 2008, and decreases on the straight-line basis over the length of our ten-year headquarters lease.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

    Bsquare Corporation

We have audited the accompanying consolidated balance sheets of Bsquare Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2) for each of the years in the two year period ended December 31, 2008. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bsquare Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2008 and 2007 consolidated financial statement schedule listed at Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the 2007 consolidated financial statements have been restated to correct errors.

As discussed in Notes 1 and 3 of the consolidated financial statements, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.

/s/ Moss Adams LLP

Seattle, Washington

March 25, 2009

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007 (as restated, see Note 2)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,703	$4,377
Short-term investments	—	9,575
Accounts receivable, net of allowance for doubtful accounts of $198 at December 31, 2008 and $199 at December 31, 2007	10,726	8,273
Prepaid expenses and other current assets	703	377

Total current assets	19,132	22,602
Long-term investments	4,679	—
Equipment, furniture and leasehold improvements, net	981	824
Intangible assets, net	1,975	230
Restricted cash	900	1,050
Other non-current assets	91	56

Total assets	$27,758	$24,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,925	$2,619
Other accrued expenses	3,057	3,316
Accrued compensation	1,636	1,393
Accrued legal fees	534	534
Deferred revenue	355	493

Total current liabilities	8,507	8,355

Deferred rent	309	331
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,082,654 shares issued and outstanding at December 31, 2008 and 9,967,618 shares issued and outstanding at December 31, 2007	122,660	121,118
Accumulated other comprehensive loss	(1,048)	(409)
Accumulated deficit	(102,670)	(104,633)

Total shareholders’ equity	18,942	16,076

Total liabilities and shareholders’ equity	$27,758	$24,762

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	2008	2007 (as restated, see Note 2)
	(In thousands, except per share amounts)
Revenue:
Software	$38,518	$38,398
Service	27,239	20,956

Total revenue	65,757	59,354

Cost of revenue:
Software	30,098	29,065
Service (1)	18,499	14,827

Total cost of revenue	48,597	43,892

Gross profit	17,160	15,462

Operating expenses:
Selling, general and administrative (1)	12,142	11,254
Research and development (1)	3,276	2,365

Total operating expenses	15,418	13,619
Gain on sale of patents	300	—

Income from operations	2,042	1,843
Interest and other income, net	43	890

Income before income taxes	2,085	2,733
Income tax provision	(122)	(393)

Net income	$1,963	$2,340

Basic net income per share	$0.20	$0.24

Diluted net income per share	$0.19	$0.23

Shares used in calculation of net income per share:
Basic	10,023	9,839

Diluted	10,393	10,239

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue—service	$410	$280
Selling, general and administrative	934	678
Research and development	81	75

Total stock-based compensation expense	$1,425	$1,033

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit (1)	Total Shareholders’ Equity (1)
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance, December 31, 2006	—	$—	9,617,755	$119,229	$(180)	$(106,973)	$12,076
Net income (as restated)	—	—	—	—	—	2,340	2,340
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Unrealized gain on investments, net of reclassification adjustment	—	—	—	—	(226)	—	(226)

Comprehensive income	—						2,111
Exercise of stock options	—	—	349,863	856	—	—	856
Stock-based compensation	—	—	—	1,033	—	—	1,033

Balance, December 31, 2007 (as restated)	—	—	9,967,618	121,118	(409)	(104,633)	16,076
Net income	—	—	—	—	—	1,963	1,963
Foreign currency translation adjustment	—	—	—	—	(71)	—	(71)
Unrealized loss on investments	—	—	—	—	(568)	—	(568)

Comprehensive income	—						1,324
Exercise of stock options	—	—	46,507	117	—	—	117
Issuance of restricted stock	—	—	68,529	—	—	—	—
Stock-based compensation	—	—	—	1,425	—	—	1,425

Balance, December 31, 2008	—	$—	10,082,654	$122,660	$(1,048)	$(102,670)	$18,942

(1)	Restated for the year ended December 31, 2007. See Note 2, Restatement of Consolidated Financial Statements.

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007 (as restated, see Note 2)
	(In thousands)
Cash flows from operating activities:
Net income	$1,963	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Other than temporary impairment charge on auction rate securities	378	—
Realized gain on sale of marketable securities	—	(287)
Realized gain on sale of patents	(300)	—
Depreciation and amortization	596	491
Stock-based compensation	1,425	1,033
Changes in operating assets and liabilities:
Accounts receivable, net	(2,057)	(1,100)
Prepaid expenses and other assets	(339)	76
Accounts payable and accrued expenses	292	746
Deferred revenue	(138)	338
Deferred rent	(22)	(24)

Net cash provided by operating activities	1,798	3,613

Cash flows from investing activities:
Purchases of equipment, furniture and leasehold improvements	(608)	(378)
Acquisition of TestQuest assets	(2,319)	—
Purchases of investments	(700)	(10,976)
Redemptions of investments	4,650	8,601
Proceeds from sale of patents	300	—
Proceeds from reduction of restricted cash	150	150
Proceeds from sale of marketable securities	—	287
Acquisition of NECAM assets	—	(250)

Net cash provided by (used in) investing activities	1,473	(2,566)

Cash flows from financing activities:
Proceeds from exercise of stock options	117	856

Net cash provided by financing activities	117	856

Effect of exchange rate changes on cash	(62)	(9)

Net increase in cash and cash equivalents	3,326	1,894
Cash and cash equivalents, beginning of year	4,377	2,483

Cash and cash equivalents, end of year	$7,703	$4,377

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (BSQUARE), a Washington corporation, and its subsidiaries (collectively, the Company) provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, hand-held data collection devices, personal media players, smart phones and devices targeted at automotive applications. The Company’s software and engineering services are focused on devices that use the embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However with the Company’s acquisitions of customers and rights to license Adobe Flash technology from NEC Corporation of America (NECAM) and of certain assets from TestQuest, Inc. (TestQuest), the Company will support customers building or supporting devices utilizing other operating systems such as Android, Linux and Symbian.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, recognizing revenue, assessing the adequacy of the allowance for doubtful accounts, the realization of deferred tax assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock or if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Common stock equivalent shares were 370,000 for the year ended December 31, 2008 and 400,000 for the year ended December 31, 2007. Shares excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were 700,000 for the year ended December 31, 2008 and 901,000 for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Restricted Cash

Restricted cash represents deposits held at a financial institution as security for an outstanding letter of credit expiring through 2014 related to the Company’s headquarters lease obligation.

Investments

The Company’s investments consist primarily of auction rate securities, which are classified as available-for-sale and recorded at estimated fair value.

Financial Instruments and Concentrations of Risk

The Company has the following financial instruments: cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value.

Allowance for Doubtful Accounts

The Company’s accounts receivable balances are net of an estimated allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company estimates the collectability of its accounts receivable and records an allowance for doubtful accounts. When evaluating the allowance for doubtful accounts, the Company considers many factors, including analysis of accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

Equipment, Furniture and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over estimated useful lives:

Computer equipment and system software	3 years
Office furniture and equipment	3 – 5 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives, ranging from 2 to 10 years. Maintenance and repairs costs are expensed as incurred. When properties are retired or otherwise disposed of, gains or losses are reflected in the statement of income. When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected discounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of asset acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is provided on the straight-line method over the following estimated useful lives:

Acquired technology	2 – 5 years
Customer relationships	8 years
Tradenames and trademarks	4 years

Business Combinations

We account for business combinations using the purchase method of accounting, allocating the purchase price of acquired assets to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.

Software Development Costs

Under the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the software product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technology. Amounts that could have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $142,000 in 2008 and $40,000 in 2007.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment,” (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax as applicable, on its investments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2008	2007
Unrealized loss on investments	$(568)	$—
Foreign currency translation	(480)	(409)

Accumulated other comprehensive loss	$(1,048)	$(409)

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

Revenue Recognition

The Company recognizes revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents, time records and customer acceptance, as and when applicable, are used to verify delivery. The Company assesses whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which we start incurring service delivery costs. We do not defer costs associated with these un-contracted engagements as of quarter-end even though the underlying contract might be signed prior to us reporting our results.

The Company recognizes software revenue upon shipment provided that no significant obligations remain on its part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price professional engineering service contracts that require significant production, modification, or customization of software are accounted for using the percentage-of-completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as contemplated by paragraph 7 of SOP 97-2, “Software Revenue Recognition.” The Company uses the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of the Company’s fixed-price professional engineering service contracts; in the Company’s case, it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. The Company relies on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

When elements such as engineering services and royalties are contained in a single arrangement, the Company recognizes revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. The Company recognizes royalty revenue, classified as software revenue, when the Company receives the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

Recently Issued Accounting Pronouncements

SFAS No. 141, “Business Combinations (Revised 2007)” (SFAS 141R). SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective for the Company on January 1, 2009 and any impact on the Company’s financial position or results of operations will be dependent upon the circumstances of future business combinations of the Company, if any.

SFAS No. 157, “Fair Value Measurements” (SFAS 157) and FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No.157” (FSP FAS 157.2). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for financial assets and liabilities on January 1, 2008; there was no material impact on the Company’s financial position or results of operations at adoption.

However, the application of SFAS 157, coupled with FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157.3). FSP FAS 157-3, as described below, have resulted in both temporary and other-than-temporary losses on the Company’s auction rate securities. The provisions of SFAS 157 for nonfinancial assets and liabilities will be adopted by the Company on January 1, 2009, in accordance with FSP FAS 157-2, and is not expected to have a material impact on the Company’s financial position or operations.

FSP FAS 157-3 clarifies the application of SFAS No. 157 to financial assets for which an active market does not exist. Specifically, FSP FAS 157-3 addresses the following SFAS No. 157 application issues:

•

How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist;

•	How available observable inputs in a market that is not active should be considered when measuring fair value; and

•

How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS No. 157, and was effective upon issuance in October 2008.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with certain exceptions, is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008 and there was no material impact on the Company’s financial position or results of operations.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statement disclosures, but does not expect SFAS 161 to have a material impact on the Company’s results of operations or financial condition.

FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company on January 1, 2009 and is not expected to have a material impact on the Company’s financial position or results of operations.

Emerging Issues Task Force (EITF) No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The EITF defines a collaborative arrangement and concludes that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that EITF 07-1 will have on the Company’s results of operations and financial condition.

2.	Restatement of Consolidated Financial Statements

On February 10, 2009, based on the recommendation of the Audit Committee, the Board of Directors determined that the Company should restate its consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods of fiscal year 2007, and for the first and second quarterly periods of fiscal year 2008. Accordingly, on February 11, 2009, the Company announced that its previously released financial statements for these periods, and all related earnings press releases and communications relating to these periods, should not be relied upon.

Background of the Restatement

In early February 2009, the Company identified a clerical error in its calculation of certain vendor volume discounts affecting third-party software cost of sales. Until September 1, 2008, this vendor offered the Company volume discounts based on the achievement of predetermined unit sales levels in a particular month. As this vendor’s software was sold during the month, software cost of sales was recorded at a standard cost. As a result of the volume discounts offered by the vendor, it was necessary to adjust software cost of sales at month-end to reflect any volume purchase discounts earned once total unit sales volume for the month was known. The error caused software cost of sales to be understated.

The Board of Directors charged the Audit Committee with investigating the error and its causes. As part of its investigation, the Audit Committee interviewed persons who were available to it and who had performed or reviewed the calculation of the volume purchase discount, and reviewed pertinent email and other documents. The Audit Committee determined that a former employee, who had the responsibility for calculating the volume purchase discount from December 2006 through December 2007, began to incorrectly calculate the discount for a small number of this vendor’s products. Another employee continued to make the same error from January through June 2008, when a new employee assumed responsibility for this calculation. The Audit Committee determined that the employees who supervised the two employees and reviewed their work had failed to detect the error.

The Audit Committee concluded that no current or prior officer of the Company was aware of the error before it was discovered in early February 2009.

The clerical error impacted the fourth quarter of 2006, the 2007 fiscal year, and the first two quarters of 2008. The erroneous calculation ended in July 2008, and in September 2008 the vendor changed its pricing structure, which eliminated the future possibility for this error. As of December 31, 2008, the error had not been detected, so subsequently management has taken several actions to remediate the material weaknesses that existed at December 31, 2008. The effect on the fourth quarter of 2006 was deemed to be immaterial and has been included in the restated 2007 financial statements.

Correction of the error increased software cost of sales for fiscal 2007 by $439,000, and increased software cost of sales for the six months ended June 30, 2008 by $164,000. The error had no effect on the amount of royalties paid or owed to this vendor and, therefore, had no impact on the Company’s cash or investments.

Summary of Restatement Adjustment

The following tables summarize the impact of the restatement on the Company’s consolidated financial statements for the year ended December 31, 2007. Selected information about the impact of the restatement on the Company’s unaudited quarterly periods is provided in Note 14.

The following tables set forth summary financial data as originally reported and as restated:

	Year Ended December 31, 2007
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Condensed Consolidated Statement of Income:
Revenue	$59,354	$—	$59,354
Cost of revenue	43,453	439	43,892

Gross profit	15,901	(439)	15,462

Operating expenses:
Selling, general and administrative	11,254	—	11,254
Research and development	2,365	—	2,365

Total operating expenses	13,619	—	13,619

Income from operations	2,282	(439)	1,843
Interest and other income	890	—	890

Income before income taxes	3,172	(439)	2,733
Income tax provision	(393)	—	(393)

Net income	$2,779	$(439)	$2,340

Basic net income per share	$0.28	$(0.04)	$0.24

Diluted net income per share	$0.27	$(0.04)	$0.23

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Condensed Consolidated Balance Sheet Data:
Total assets	$24,762	$—	$24,762
Other accrued expenses	$2,877	$439	$3,316
Accumulated deficit	$(104,194)	$(439)	$(104,633)
Total liabilities & shareholders’ equity	$24,762	$—	$24,762

3.	Cash, Cash Equivalents, Investments and Restricted Cash

The Company’s cash, cash equivalents, investments and restricted cash consist of the following (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents:
Money market funds	$6,624	$3,070
Demand deposits	1,079	1,307

	$7,703	$4,377

Short-term investments:
Auction rate securities	$—	$9,575

Long-term investments:
Auction rate securities	$4,679	$—

Restricted cash:
Commercial time deposits	$900	$1,050

The Company’s long-term investments consist principally of auction rate securities (ARS). ARS are securities whose interest or dividend rate is reset periodically through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holder to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market (i.e. there were more sellers than bidders and since the interest or dividend rate could not be reset through a normally functioning Dutch Auction process, the auctions failed). These investments are currently illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters as further described below or sales of the securities in a secondary market. Redemptions of the Company’s ARS portfolio balance following the ARS market failure in February 2008 amounted to $3.2 million during the year ended December 31, 2008, or approximately 36% of the balance immediately following the failure. The New York Attorney General has recently announced settlements with large investment banks, whereby the underwriters of ARS will repurchase certain illiquid ARS from its current customers. The Company is not a current customer of any of the investment banks that have agreed to settlements and is therefore uncertain whether any of its ARS will be repurchased. ARS are currently generally being sold on the secondary market at discounts that range from 30% to 40% depending on the type of security. The Company’s ARS have “AAA” ratings and continue to pay interest according to the stated terms.

The Company adopted SFAS 157 as of January 1, 2008 to measure the fair value of its ARS. Under SFAS No. 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Historically, the fair value of the Company’s ARS has approximated par value due to the frequent resets through the auction process. While the ARS continue to earn interest at the maximum contractual rate, these investments are not currently trading and therefore, do not currently have a readily determinable market value.

Due to lack of observable market quotes on the ARS securities, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities. The Company engaged a third-party firm to perform a valuation of its ARS as of December 31, 2008, and has determined the fair value to be $4.7 million as compared to par value of $5.6 million. As a result, the Company has recorded an other than temporary impairment charge of $378,000 which is included in interest and other income, net and a temporary impairment of $568,000 which is recorded in accumulated other comprehensive loss as of December 31, 2008. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen or specific factors used in determining fair value deteriorate, the Company may further adjust the carrying value of these investments.

ARS have been classified as long-term investments due to the uncertainty in when these investments will be liquidated. Fair value measurements of the Company’s ARS as of December 31, 2008 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,603	$3,603
Closed-end funds	—	—	954	954
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,679	$4,679

The following table reconciles the beginning and ending balances for auction rate securities using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—	$—
Transfers in to Level 3	4,050	1,975	500	6,525
Redemptions		(900)		(900)
Losses included in earnings	—	—	(378)	(378)

Unrealized losses included in accumulated other comprehensive income	(447)	(121)	—	(568)

Balance at December 31, 2008	$3,603	$954	$122	$4,679

4.	Equipment, Furniture and Leasehold Improvements

Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$3,190	$2,947
Office furniture and equipment	1,309	1,173
Leasehold improvements	624	542

	5,123	4,662
Less: accumulated depreciation and amortization	(4,142)	(3,838)

	$981	$824

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $456,000 in 2008 and $391,000 in 2007.

5.	Business Combinations

On November 18, 2008, the Company entered into an agreement to purchase certain assets from TestQuest in exchange for approximately $2.1 million in cash, after permitted adjustments, and the assumption of certain obligations. The Company incurred related transaction costs of $36,400. Through this transaction, the Company primarily purchased intellectual property and accounts receivable, and assumed certain contracts.

The following table summarizes the estimated fair values of the assets acquired and obligations assumed in connection with the TestQuest transaction (in thousands):

Purchase price allocation
Accounts receivable	$401
Other current assets	5
Equipment	10
Acquired technology	1,518
Other intangible assets	367
Other long-term assets	18

Total assets acquired	2,319
Accrued transaction expenses	(36)
Accrued compensation	(139)
Other current liabilities	(46)

Net assets acquired	$2,098

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $1.9 million which was attributed to acquired technology, customer relationships and tradenames and trademarks. The weighted average amortization period assigned to the acquired intangible assets is approximately 62 months.

The results of operations of TestQuest have been included in the Company’s financial statements since November 19, 2008. The effect of the acquisition of the TestQuest assets was material to the operating results of the Company. The following unaudited pro forma information presents the combined results of the Company and

TestQuest assuming the TestQuest acquisition had occurred at the beginning of the fiscal years ended December 31, 2008 and 2007. The pro forma financial information is presented for information purposes only and is not indicative of results that would have been achieved if the acquisition had taken place at the beginning of the periods presented:

	Years Ended December 31,
	2008	2007
	(unaudited)
Total revenue	$70,282	$65,806
Net income (loss)	$672	$(5,463)
Net income (loss) per share—basic	$0.07	$(0.56)
Net income (loss) per share—diluted	$0.06	$(0.53)

On December 18, 2007, the Company entered into an Asset Purchase Agreement with NECAM. The Company purchased certain assets of NECAM related to its Adobe Flash distribution and consulting business in exchange for $250,000 in cash and the assumption of certain liabilities. The Company incurred related transaction costs of $25,000. Under the transaction, the Company purchased intellectual property, equipment, a customer base and assumed certain contracts.

The following table summarizes the estimated fair values of the assets acquired and obligations assumed in connection with the NECAM transaction (in thousands):

Purchase price allocation
Prepaid assets	$30
Equipment	15
Acquired technology	230

Total assets acquired	275
Accrued transaction expenses	(12)
Accrued compensation	(13)

Net assets acquired	$250

The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $230,000. All of the excess of purchase price over net tangible assets acquired was attributed to acquired technology. The amortization period of the acquired technology is 31 months, which coincides with the expiration of the Software License and Support Agreement with Adobe Systems Incorporated. The results of operations of NECAM have been included in the Company’s consolidated financial statements since December 19, 2007. The effect of the acquisition of NECAM assets was not material to the operating results of the Company for the fiscal year ended December 31, 2007.

6.	Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology acquired in the TestQuest and NECAM acquisitions. The Company’s gross carrying value of the acquired intangible assets subject to amortization was $2.1 million as of December 31, 2008, and $230,000 as of December 31, 2007. Accumulated amortization of intangible assets was $140,000 as of December 31, 2008 and $0 as of December 31, 2007. Amortization expense related to intangible assets was $140,000 during the year ended December 31, 2008 and $101,000 during the year ended December 31, 2007. Amortization is expected to be as follows for the next five years (in thousands):

Year ending December 31
2009	$500
2010	452
2011	325
2012	323
2013	271

7.	Income Taxes

Income before taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007
U.S.	$957	$1,823
Foreign	1,128	910

Total	$2,085	$2,733

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007
Federal	$55	39
State and local	$—	$6
Foreign	67	348

Total	$122	$393

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2008	2007
Deferred income tax assets:
Depreciation and amortization	$1,322	$1,475
Accrued expenses and reserves	569	518
Net operating loss carryforwards	22,211	23,379
Capital loss carryforward	135	2,465
Research and development credit carryforward	2,168	2,074
Stock-based compensation	492	125
Other	107	42

Gross deferred tax assets	27,004	30,078
Less: valuation allowance	(27,004)	(30,078)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2008	2007
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Valuation allowance	(149.9)	(20.7)
Capital loss expiration	112.7	—
International operations	2.8	(3.3)
State income tax	3.1	1.7
Other, net	3.2	2.7

	5.9%	14.4%

The Company has provided a full valuation allowance on its deferred tax assets because of the uncertainty regarding their realizability. The valuation allowance decreased $3.1 million in 2008 and $1.0 million in 2007. At December 31, 2008, the Company had approximately $64.8 million of net operating loss carryforwards and $2.3 million of tax credit carryforwards, which begin to expire in 2022. Utilization of these net operating losses and tax credits may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not have any unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company did not have any unrecognized tax benefits at December 31, 2007 and December 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2005.

8.	Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Boston, Massachusetts; Chanhassen, Minnesota; Dallas, Texas; Vancouver, British Columbia, Canada; Taipei, Taiwan; Beijing, China and Tokyo, Japan. The company leases office space in Akron, Ohio on a month-to-month basis.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under our lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $1.4 million at December 31, 2008 and decreases on the straight-line basis over the length of the Company’s ten-year headquarters lease. The lease agreement for the Company’s corporate headquarters contains a lease escalation clause calling for increased rents during the second half of the ten-year lease.

Rent expense, including contingent rentals, was $1.2 million in 2008 and $1.1 million in 2007.

As of December 31, 2008, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2008 are as follows (in thousands):

2009	$1,176
2010	988
2011	975
2012	1,030
2013	1,089
Thereafter	770

Total commitments	$6,028

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

The parties in the approximately 300 coordinated class actions, including BSQUARE, the underwriter defendants in the BSQUARE class action, and the plaintiffs in the BSQUARE class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including BSQUARE. The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval. There is no assurance that the settlement will be concluded or that the Court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

9.	Shareholders’ Equity

Stock Options

In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the Amended Plan). Under the Amended Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board, not to be less than 85% of the fair market value of the common stock. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted at a price equal to the fair market value of the Company’s stock. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years by an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares. The Amended Plan was modified in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock. The Amended Plan was further modified in 2007 to allow for awards of restricted stock units, and the currently effective version of the Amended Plan is the Third Amended and Restated Stock Plan.

In July 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (the 2000 Plan). Under the 2000 Plan, the Board of Directors may grant non-qualified stock options at a price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years. There are no stock options outstanding under the 2000 Plan.

Restricted Stock Awards

In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are subject to forfeiture for a period of one to four years from the date of issue.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment. The Company records expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes an estimate for forfeitures.

Stock-based compensation expense included in the statement of income follows (in thousands):

	Year Ended December 31,
	2008	2007
Cost of revenue—service	$410	$280
Selling, general and administrative	934	678
Research and development	81	75

Total	$1,425	$1,033

Stock-based compensation expense reduced diluted net income per share by $0.14 in 2008 and $0.10 in 2007.

At December 31, 2008, total compensation cost related to stock options granted to employees under the Amended Plan but not yet recognized was $465,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years.

At December 31, 2008, total compensation cost related to restricted stock awards granted under the Amended Plan but not yet recognized was $85,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.49 years.

At December 31, 2008, total compensation cost related to restricted stock units granted under the Amended Plan but not yet recognized was $134,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.46 years.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Dividend yield	0%	0%
Expected life	4.4 years	4.0 years
Expected volatility	76%	84%
Risk-free interest rate	2.5%	4.3%
Estimated forfeitures	21%	31%

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

Stock Option Activity

The following table summarizes stock option activity under the stock plans for the two years ended December 31, 2008:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,993,531	3.96
Granted at fair value	330,200	4.88
Exercised	(328,863)	2.60
Forfeited	(83,820)	3.12
Expired	(24,331)	3.95

Outstanding at December 31, 2007	1,886,717	4.36	7.27	$6,051,000
Granted at fair value	297,500	4.02
Exercised	(46,507)	2.52
Forfeited	(68,495)	2.92
Expired	(39,419)	11.26

Outstanding at December 31, 2008	2,029,796	$4.27	6.53	$103,000

Vested and expected to vest at December 31, 2008	1,752,173	$4.35	6.31	$92,000

Exercisable at December 31, 2008	1,439,529	$4.44	5.94	$82,000

The following table summarizes certain information about stock options for the two years ended December 31:

	2008	2007
Weighted—average grant-date fair value for options granted during the year	$2.75	$3.52

Options in-the-money at December 31	562,738	1,080,110

Aggregate intrinsic value of options exercised	$91,150	$808,875

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at year end. The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Company’s Amended Plan for the two years ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	—	—
Granted	21,000	$6.32
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	21,000	6.32
Granted	42,000	4.29
Vested	(21,000)	6.32
Forfeited	—	—

Nonvested at December 31, 2008	42,000	$4.29

The following table summarizes restricted stock unit activity under the Company’s Amended Plan for the two years ended December 31, 2008:

	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Nonvested at January 1, 2007	—
Granted	94,728
Vested	—
Forfeited	—

Nonvested at December 31, 2007	94,728	2.09	$643,000

Granted	26,717
Vested	(32,107)
Forfeited	(16,575)

Nonvested at December 31, 2008	72,763	1.46	$172,000

Expected to vest at December 31, 2008	41,940	1.31	$99,000

The weighted-average grant-date fair value of restricted stock units granted in 2008 and 2007 was $5.24 and $6.25 per unit respectively.

Common Stock Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2008	2007
Stock options outstanding	2,029,796	1,886,717
Restricted stock units outstanding	72,763	94,728
Stock options available for future grant	302,740	186,043
Warrants outstanding	—	100,000

Common stock reserved for future issuance	2,405,299	2,267,488

Warrants

In June 2003, as a result of a lease restructuring agreement, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $4.56 per share. The warrants expired in June 2008.

10.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. In 2008 and 2007, the Company elected to match the participants’ contributions to the Profit Sharing Plan up to a certain amount. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. The Company made matching contributions of $353,000 in 2008 and $309,000 in 2007. In February 2009, the Company temporarily suspended the Company match. It is unknown when the Company match will be reinstituted.

11.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2008	2007
Cash paid for income taxes	$116	$—

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

12.	Significant Risk Concentrations

Significant Customer

As of December 31, 2008, one customer, The Ford Motor Company (Ford), had an accounts receivable balance of approximately $3.7 million, or 34.3% of total accounts receivable, which was all collected subsequent to year-end. Ford accounted for 10.3% of total revenue in 2008. As of December 31, 2007, one customer had an accounts receivable balance of approximately $997,000, or 12.1% of total accounts receivable, and another customer had an accounts receivable balance of approximately $931,000, or 11.3%.

Significant Supplier

The Company has an OEM Distribution Agreement (ODA) with Microsoft, which enables the Company to sell Microsoft Windows Embedded operating systems to its customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of the Company’s revenue. If the ODA were terminated, the Company’s software revenue and resulting gross profit would decrease significantly and the Company’s operating results would be negatively impacted. The ODA is renewable annually, and there is no automatic renewal provision in the agreement. The ODA was renewed through entry into a new agreement in July 2008 and will expire on June 30, 2009, unless terminated earlier under the provisions of the ODA. There were no material changes to the provisions of the ODA as a result of the renewal. Future renewals, if any, could be on less favorable terms, which could negatively impact the Company’s business and operating results.

13.	Geographic and Segment Information

The Company follows the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Year Ended December 31,
	2008	2007
Total revenue:
North America	$60,611	$55,624
Asia	4,534	3,658
Other foreign	612	72

Total revenue (1)	$65,757	$59,354

	At December 31,
	2008	2007
Long-lived assets:
North America	$2,808	$1,017
Asia	148	37

Total long-lived assets	$2,956	$1,054

(1)	Revenue is attributed to countries based on location of customer invoiced.

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for fiscal 2008 and 2007. This selected quarterly information has been restated for the first, second, third and fourth quarters of 2007, for the year ended December 31, 2007, and for the first and second quarters of 2008, from previously reported information filed on Form 10-Q and on Form 10-K.

The adjustments for these periods are due to the restatement of our financial results discussed in Note 2 of the Consolidated Financial Statements.

	Condensed Consolidated Statements of Income
Year Ended December 31, 2008	Q1 as restated	Q2 as restated	Q3	Q4
	(in thousands, except per share data)
Revenue	$17,058	$15,426	$16,202	$17,071
Gross profit	4,541	3,721	4,433	4,465
Income (loss) from operations	888	177	1,105	(128)

Net income (loss)	$931	$255	$1,147	$(370)

Basic net income (loss) per share	$0.09	$0.03	$0.11	$(0.04)

Diluted net income (loss) per share	$0.09	$0.02	$0.11	$(0.04)

Shares used in calculation of net income (loss) per share:
Basic	9,977	10,011	10,039	10,063

Diluted	10,149	10,253	10,103	10,063

	Condensed Consolidated Statements of Income
Year Ended December 31, 2007	Q1 as restated	Q2 as restated	Q3 as restated	Q4 as restated
	(in thousands, except per share data)
Revenue	$15,096	$15,094	$13,604	$15,560
Gross profit	3,824	3,454	3,390	4,794
Income from operations	382	153	203	1,105

Net income	$465	$489	$266	$1,120

Basic net income per share	$0.05	$0.05	$0.03	$0.11

Diluted net income per share	$0.05	$0.05	$0.03	$0.11

Shares used in calculation of net income per share:
Basic	9,677	9,823	9,908	9,946

Diluted	9,953	10,190	10,359	10,351

	Condensed Consolidated Balance Sheets 2008
	Q1 as restated	Q2 as restated	Q3	Q4
	(in thousands)
Cash and cash equivalents	$6,695	$8,958	$9,158	$7,703
Accounts receivable, net	9,837	9,068	10,310	10,726
Total current assets	17,601	18,656	20,704	19,132
Long-term investments	7,950	6,525	5,434	4,679
Total assets	27,678	27,315	28,317	27,758
Accounts payable	3,332	3,103	2,527	2,925
Other accrued expenses	3,927	3,045	3,477	3,057
Accrued compensation	1,678	1,555	1,782	1,636
Total current liabilities	9,886	8,812	8,842	8,507
Common stock	121,535	121,941	122,319	122,660
Accumulated deficit	(103,702)	(103,447)	(102,300)	(102,670)
Total shareholders’ equity	17,467	18,186	19,162	18,942
Total liabilities and shareholders’ equity	27,678	27,315	28,317	27,758

	Condensed Consolidated Balance Sheets 2007
	Q1 as restated	Q2 as restated	Q3 as restated	Q4 as restated
	(in thousands)
Cash and cash equivalents	$2,368	$1,011	$4,626	$4,377
Accounts receivable, net	7,995	9,478	8,952	8,273
Total current assets	19,477	21,191	21,710	22,602
Long-term investments	—	—	—	—
Total assets	21,453	23,191	23,683	24,762
Accounts payable	2,072	2,766	2,875	2,619
Other accrued expenses	3,520	4,236	3,115	3,316
Accrued compensation	1,424	1,199	1,340	1,393
Total current liabilities	7,916	8,941	8,730	8,355
Common stock	119,766	120,345	120,783	121,118
Accumulated deficit	(106,508)	(106,019)	(105,753)	(104,633)
Total shareholders’ equity	13,188	13,907	14,616	16,076
Total liabilities and shareholders’ equity	21,453	23,191	23,683	24,762

The following tables set forth condensed, restated financial data as originally reported, and as restated:

	Three Months Ended March 31, 2008			Three Months Ended June 30, 2008
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)			(in thousands, except per share data)
Condensed Consolidated Statements of Income
Revenue	$17,058	$—	$17,058	$15,426	$—	$15,426
Cost of revenue	12,408	109	12,517	11,650	55	11,705
Gross profit	4,650	(109)	4,541	3,776	(55)	3,721
Operating expenses	3,653	—	3,653	3,544	—	3,544
Income from operations	997	(109)	888	232	(55)	177
Net income	1,040	(109)	931	310	(55)	255
Basic income per share	$0.10	$(0.01)	$0.09	$0.03	$—	$0.03

Diluted income per share	$0.10	$(0.01)	$0.09	$0.03	$(0.01)	$0.02

	Three Months Ended March 31, 2007			Three Months Ended June 30, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)			(in thousands, except per share data)
Condensed Consolidated Statements of Income
Revenue	$15,096	$—	$15,096	$15,094	$—	$15,094
Cost of revenue	11,099	173	11,272	11,587	53	11,640
Gross profit	3,997	(173)	3,824	3,507	(53)	3,454
Operating expenses	3,442	—	3,442	3,301	—	3,301
Income from operations	555	(173)	382	206	(53)	153
Net income	638	(173)	465	542	(53)	489
Basic income per share	$0.07	$(0.02)	$0.05	$0.06	$(0.01)	$0.05

Diluted income per share	$0.06	$(0.01)	$0.05	$0.05	$—	$0.05

	Three Months Ended September 30, 2007			Three Months Ended December 31, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands, except per share data)			(in thousands, except per share data)
Condensed Consolidated Statements of Income
Revenue	$13,604	$—	$13,604	$15,560	$—	$15,560
Cost of revenue	10,121	93	10,214	10,646	120	10,766
Gross profit	3,483	(93)	3,390	4,914	(120)	4,794
Operating expenses	3,187	—	3,187	3,689	—	3,689
Income from operations	296	(93)	203	1,225	(120)	1,105
Net income	359	(93)	266	1,240	(120)	1,120
Basic income per share	$0.04	$(0.01)	$0.03	$0.12	$(0.01)	$0.11

Diluted income per share	$0.03	$—	$0.03	$0.12	$(0.01)	$0.11

	As of March 31, 2008			As of June 30, 2008
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands)			(in thousands)
Select Balance Sheet Data
Total assets	$27,678	$—	$27,678	$27,315	$—	$27,315
Other accrued expenses	3,379	548	3,927	2,442	603	3,045
Accumulated deficit	(103,154)	(548)	(103,702)	(102,844)	(603)	(103,447)
Total liabilities and shareholders’ equity	27,678	—	27,678	27,315	—	27,315

	As of September 30, 2008
	As reported	Adjustments	As restated
	(in thousands)
Select Balance Sheet Data
Total assets	$28,317	$—	$28,317
Other accrued expenses	2,874	603	3,477
Accumulated deficit	(101,697)	(603)	(102,300)
Total liabilities and shareholders’ equity	28,317	—	28,317

	As of March 31, 2007			As of June 30, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands)			(in thousands)
Select Balance Sheet Data
Total assets	$21,453	$—	$21,453	$23,191	$—	$23,191
Other accrued expenses	3,347	173	3,520	4,010	226	4,236
Accumulated deficit	(106,335)	(173)	(106,508)	(105,793)	(226)	(106,019)
Total liabilities and shareholders’ equity	21,453	—	21,453	23,191	—	23,191

	As of September 30, 2007			As of December 31, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands)			(in thousands)
Select Balance Sheet Data
Total assets	$23,683	$—	$23,683	$24,762	$—	$24,762
Other accrued expenses	2,796	319	3,115	2,877	439	3,316
Accumulated deficit	(105,434)	(319)	(105,753)	(104,194)	(439)	(104,633)
Total liabilities and shareholders’ equity	23,683	—	23,683	24,762	—	24,762

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

As disclosed under Item 9B of this Annual Report on Form 10-K, we were required to file a current report on Form 8-K to report, under Item 2.01 of such form, our acquisition of assets from TestQuest, Inc. on November 18, 2008, due to its significance. In addition, we were required to furnish certain audited financial information for TestQuest and certain pro forma financial information under Item 9.01 of Form 8-K by February 3, 2009. Due to our failure to this information, we are not considered to have timely filed all reports required of the Company by the Securities Exchange Act of 1934. We are in an ongoing dialogue with the staff of the SEC regarding the requirement to file certain financial information of the business that we acquired, pursuant to Rule 8-04 of Regulation S-X and Item 9.01 of Form 8-K.

As a result of these missed filings, our management has determined that as of December 31, 2008, we had a deficiency in our disclosure controls and procedures as they relate to ensuring that information required to be disclosed and furnished related to acquisitions is analyzed and reported within the time periods specified by the SEC’s rules and forms. In order to provide reasonable assurance that future analyses are performed timely and correctly, we have implemented new processes in the review of potential acquisitions that will require each acquisition to undergo a significance analysis. A report containing this analysis and the implications of the analysis for SEC reporting purposes, must then be reviewed by legal counsel and submitted to our Chief Financial Officer and Chief Executive Officer prior to closing the proposed acquisition.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In performing this assessment, management identified the following material weaknesses:

•	Inadequate preparation and review of reconciliations of certain balance sheet accounts related to amounts payable to a specific vendor; and

•	Lack of adequate job transition/training of personnel responsible for preparation of such reconciliations.

These material weaknesses led to clerical errors in the calculation of certain vendor volume discounts affecting third-party cost of sales that resulted in the restatement of our financial statements for each of the quarters in the fiscal year ended December 31, 2007 and the first two quarters in the fiscal year ended December 31, 2008. For an extensive discussion of the restatement, see Note 2 of Consolidated Financial Statements.

Based on its assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Management’s Remediation of Weaknesses in Internal Control over Financial Reporting

As a result of the identified material weaknesses, subsequent to December 31, 2008, the following remediation activities have occurred:

•

Training was conducted to ensure that all involved, including the preparer, the accounting manager and the corporate controller understand the reconciliation of the balance sheet accounts related to the amounts payable to the specific vendor;

•	Such reconciliations have been modified to ensure that all relevant information is being captured and presented in a format that is easily understood and clearly presented; and

•	The reconciliations are now being reviewed and approved by our accounting manager, corporate controller and CFO.

We have determined as of March 25, 2009 that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated.

The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and we will take further actions as appropriate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On November 20, 2008, we filed a current report on Form 8-K under Item 1.01 reporting the entry into an asset purchase agreement with TestQuest, Inc. pursuant to which we acquired substantially all of the assets and assumed certain liabilities of TestQuest for an aggregate cash purchase price of $2.1 million after making permitted adjustments. The Company also assumed $190,000 in current liabilities, including employee-related liabilities and expenses, as well as additional ongoing obligations related to continued operations of the TestQuest business. Based on our subsequent analysis, it was determined that the acquisition of assets from TestQuest was a significant business combination for purposes of Item 2.01 of Form 8-K and Regulation S-X. Consequently, on March 26, 2009, we filed an amendment to our November 20, 2008 Form 8-K to report the completion of the acquisition under Item 2.01. In January 2009, we began an ongoing dialogue with the Staff of the SEC regarding the requirement to provide certain financial information of TestQuest. Upon the conclusion of this dialogue, we may be required to file certain financial information of TestQuest along with pro forma financial information, as required by Rule 8-04 of Regulation S-X and Item 9.01 of Form 8-K.

Although our discussions are ongoing, the Staff of the SEC has preliminarily concluded that we were required to file audited financial information of the business acquired and certain pro forma financial information as required under Item 9.01 of Form 8-K by February 3, 2009, and therefore the SEC does not consider the filing to have been made timely for purposes of our eligibility to use Form S-3. In addition, this status would preclude us from utilizing certain other registration statements until such time as the required financial information is filed. We are working expeditiously to conclude our discussions with the SEC Staff, however, at the time of filing this annual report on Form 10-K we are unable to predict when this matter might be resolved.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2009 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets at December 31, 2008 and 2007 (as restated).

B.	Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007 (as restated).

C.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007 (as restated).

D.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 (as restated).

2.	Financial Statement Schedules.

The following financial statement schedule is filed as part of this report:

A.	Schedule II—Valuation and Qualifying Accounts.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date: March 26, 2009	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: March 26, 2009	By:	/s/ SCOTT C. MAHAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 26, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRIAN T. CROWLEY Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/s/ SCOTT C. MAHAN Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Chairman of the Board

/s/ DONALD B. BIBEAULT Donald B. Bibeault	Director

/s/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/s/ SCOT E. LAND Scot E. Land	Director

/s/ WILLIAM D. SAVOY William D. Savoy	Director

/s/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written Off	Balance at End of Period
December 31, 2008	$199	$26	$—	$(27)	$198
December 31, 2007	$198	$18	$—	$(17)	$199

Auction rate securities valuation allowance

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Amounts Written Off	Balance at End of Period
December 31, 2008	$—	$378,000	$568,000	$—	$946,000
December 31, 2007	$—	$—	$—	$—	$—

(1)	Other-than-temporary impairment charges on Auction Rate Securities were recorded against interest income, net
(2)	Temporary impairment charges on Auction Rate Securities were recorded in accumulated other comprehensive loss.

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.1*	Third Amended and Restated Stock Plan		10-K	2/19/2008	10.1	000-27687

10.1(a)*	1998 Mainbrace Stock Option Plan		S-8	8/23/2000	99.1	333-44306

10.1(b)*	2000 Non-Qualified Stock Option Plan		S-8	9/27/2001	99.1	333-70290

10.1(c)*	Infogation Corporation 1996 Stock Option Plan		S-8	4/2/2002	99.1	333-85340

10.1(d)*	Infogation Corporation 2001 Stock Options/Stock Issuance Plan		S-8	4/2/2002	99.2	333-85340

10.1(e)*	Form of Stock Option Agreement		10-K	3/11/2005	10.1(e)	000-27687

10.1(f)*	Form of Restricted Stock Grant Agreement		10-K	2/19/2008	10.1(f)	000-27687

10.1(g)*	Form of Restricted Stock Unit Agreement		10-K	2/19/2008	10.1(g)	000-27687

10.2*	Employee Stock Purchase Plan		S-1/A	10/19/1999	10.2	333-85351

10.2(a)*	Amendment No. 1 to the Employee Stock Purchase Plan		S-8	6/20/2002	99.2(a)	333-90848

10.3*	401(k) Plan		S-1/A	10/19/1999	10.3	333-85351

10.4*	Form of Indemnification Agreement		S-1	8/17/1999	10.4	333-85351

10.5	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)		S-1/A	10/19/1999	10.10	333-85351

10.6	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation		S-1/A	10/19/1999	10.11	333-85351

10.7	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE		10-K	3/2/2000	10.6	000-27687

10.8	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant		S-1/A	9/14/2000	10.14	333-45506

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
10.8(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant		10-Q	8/14/2003	10.14(a)	000-27687

10.9	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation		10-K	3/26/2001	10.15	000-27687

10.10	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation		10-Q	11/14/2002	10.16	000-27687

10.10(a)	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue LLC and BSQUARE Corporation		10-K	3/30/2004	10.16(a)	000-27687

10.10(b)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C and BSQUARE Corporation		10-K	3/30/2004	10.16(b)	000-27687

10.11++	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2006		10-Q	11/9/2006	10.18	000-27687

10.11(a)++	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of July 1, 2008		10-Q	11/12/2008	10.18(d)	000-27687

10.12	Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation		10-K	3/30/2004	10.19	000-27687

10.13*	Employment Agreement between Scott C. Mahan and BSQUARE Corporation		10-K	3/30/2004	10.20	000-27687

10.14*	Employment Agreement between Carey E. Butler and BSQUARE Corporation		10-K	3/30/2004	10.21	000-27687

10.15*	Employment Agreement between Brian T. Crowley and BSQUARE Corporation		10-Q	5/12/2005	10.23	000-27687

10.16*	Employment offer letters, as amended, between Larry Stapleton and BSQUARE Corporation		10-K	3/10/2006	10.25	000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
10.17*	Employment offer letter between Rajesh Khera and BSQUARE Corporation		10-K	2/19/2008	10.26	000-27687

10.18+	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2008	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
++	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement.