Form 10-Q
period 2009-03-31
BSQUARE CORP /WA
filed 2009-05-07
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2009: 10,104,276

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

		Page
	PART I. FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4	Controls and Procedures	22

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	24
Item 6	Exhibits	25
EXHIBIT 10.18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

The unaudited financial information for the three months ended March 31, 2008 contained in this Quarterly Report on Form 10-Q has been restated as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 26, 2009, and also in Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our Annual Report on Form 10-K for the year ended December 31, 2008 restated our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods within the fiscal year ended December 31, 2007, and for the first and second quarterly periods of the fiscal year ended December 31, 2008. We have not individually amended our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or any of our Quarterly Reports on Form 10-Q for the quarterly periods of the fiscal year ended December 31, 2007. In addition, we have not individually amended our previously filed Quarterly Reports on Form 10-Q for the first and second quarterly periods of the fiscal year ended December 31, 2008. Accordingly, our financial statements for these periods, and all related earnings press releases and communications relating to these periods, that were released prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 on March 26, 2009, should not be relied upon. The unaudited financial information for the three months ended March 31, 2008 contained in this Quarterly Report on Form 10-Q reflects the restated information as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and also in Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on this Form 10-Q.

The following sections in this Quarterly Report on Form 10-Q include restated information for the three months ended March 31, 2008:

Part I:

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,302	$7,703
Accounts receivable, net of allowance for doubtful accounts of $195 at March 31, 2009 and $198 at December 31, 2008	10,123	10,726
Prepaid expenses and other current assets	752	703

Total current assets	20,177	19,132
Long-term investments	4,621	4,679
Equipment, furniture and leasehold improvements, net	933	981
Intangible assets, net	1,850	1,975
Restricted cash	900	900
Other non-current assets	89	91

Total assets	$28,570	$27,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,862	$2,925
Other accrued expenses	3,968	3,057
Accrued compensation	2,056	1,636
Accrued legal fees	534	534
Deferred revenue	688	355

Total current liabilities	9,108	8,507
Deferred rent	315	309
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,104,276 shares issued and outstanding at March 31, 2009 and 10,082,654 shares issued and outstanding at December 31, 2008	122,892	122,660
Accumulated other comprehensive loss	(985)	(1,048)
Accumulated deficit	(102,760)	(102,670)

Total shareholders’ equity	19,147	18,942

Total liabilities and shareholders’ equity	$28,570	$27,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2009	2008 (as restated, see Note 8)
Revenue:
Software	$8,298	$10,996
Service	8,379	6,062

Total revenue	16,677	17,058

Cost of revenue:
Software	6,307	8,506
Service (1)	5,938	4,011

Total cost of revenue	12,245	12,517

Gross profit	4,432	4,541
Operating expenses:
Selling, general and administrative (1)	3,295	3,009
Research and development (1)	1,381	644

Total operating expenses	4,676	3,653

Income (loss) from operations	(244)	888
Interest and other income	114	160

Income (loss) before income taxes	(130)	1,048
Income tax benefit (expense)	40	(117)

Net income (loss)	$(90)	$931

Basic income (loss) per share	$(0.01)	$0.09

Diluted income (loss) per share	$(0.01)	$0.09

Shares used in calculation of income (loss) per share:
Basic	10,086	9,977

Diluted	10,086	10,149

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue - service	$74	$125
Selling, general and administrative	154	240
Research and development	(1)	19

Total stock-based compensation expense	$227	$384

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2009	2008 (as restated, See Note 8)
Cash flows from operating activities:
Net income (loss)	$(90)	$931
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244	137
Stock-based compensation	227	384
Changes in operating assets and liabilities:
Accounts receivable, net	578	(1,558)
Prepaid expenses and other assets	(48)	(369)
Accounts payable and accrued expenses	270	1,609
Deferred revenue	333	(79)
Deferred rent	6	(6)

Net cash provided by operating activities	1,520	1,049
Cash flows from investing activities:
Purchases of equipment and furniture	(77)	(101)
Maturities of investments	125	1,300

Net cash provided by investing activities	48	1,199
Cash flows from financing activities:
Proceeds from exercise of stock options	5	33

Net cash provided by financing activities	5	33
Effect of exchange rate changes on cash	26	37

Net increase in cash and cash equivalents	1,599	2,318
Cash and cash equivalents, beginning of period	7,703	4,377

Cash and cash equivalents, end of period	$9,302	$6,695

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009 and its operating results and cash flows for the three months ended March 31, 2009 and 2008. The accompanying financial information as of December 31, 2008 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. All intercompany balances have been eliminated.

Income (Loss) Per Share

Income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Restricted stock and restricted stock units are considered outstanding and included in the computation of both the basic and diluted income (loss) per share calculations. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Shares excluded from the calculation of diluted income (loss) per share because the effect would have been anti-dilutive were 1,997,000 for the three months ended March 31, 2009 and 1,251,000 for the three months ended March 31, 2008.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding for basic income (loss) per share	10,086	9,977
Dilutive effect of common stock equivalent shares	—	172

Weighted average shares outstanding for diluted income (loss) per share	10,086	10,149

2. Investments

The Company’s long-term investments consist entirely of auction rate securities (“ARS”). ARS are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. These investments are currently illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in a secondary market. Redemptions of the Company’s ARS portfolio balance were $125,000 for the three months ended March 31, 2009.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008 to measure the fair value of its ARS. Under SFAS 157, the Company is required rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

The Company adopted Financial Accounting Standards Board Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and became effective immediately for any unissued financial statements. FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS 157 application issues:

•

How the reporting entity’s own assumptions (expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist;

•	How available observable inputs in a market that is not active should be considered when measuring fair value; and

•

How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157.

Historically, the fair value of the Company’s ARS has approximated par value due to the frequent resets through the auction process. While the ARS continue to earn interest at the maximum contractual rate, there is no active market for these investments, and therefore these investments do not currently have a readily determinable market value.

Due to lack of observable market quotes on the ARS, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities.

The Company obtained an independent valuation of its ARS as of March 31, 2009, and determined the fair value to be $4.6 million, as compared to par value of $5.5 million. As a result, the Company recorded a valuation allowance of $879,000 as of March 31, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during the three months ended December 31, 2008, and was recorded as a charge to interest and other income, net during that period. The remainder of the impairment charge has been deemed to be temporary and recorded in accumulated other comprehensive loss. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

ARS have been classified as long-term investments due to the uncertainty as to when these investments will be liquidated.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,632	$3,632
Closed-end funds	—	—	851	851
Corporate collateral	—	—	138	138

Total auction rate securities	$—	$—	$4,621	$4,621

The following table reconciles the beginning and ending balances for our ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2008	$3,603	$954	$122	$4,679
Redemptions	—	(125)	—	(125)
Reversal of unrealized loss due to sale of security	—	14	—	14
Unrealized gains included in accumulated other comprehensive loss	29	8	16	53

Balance at March 31, 2009	$3,632	$851	$138	$4,621

3. Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. The following table shows the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization of intangible assets (in thousands):

	March 31, 2009	December 31, 2008
Gross carrying value of the acquired intangible assets subject to amortization	$2,115	$2,115
Accumulated amortization	(265)	(140)

Net book value	$1,850	$1,975

As of March 31, 2009, 83% of the gross carrying value represents acquired technology while 81% of the net book value represents acquired technology. Amortization expense was $125,000 for the three months ended March 31, 2009 and $22,000 for the three months ended March 31, 2008. Amortization is expected to be as follows for the next five years (in thousands):

Year ending December 31:
Remainder of 2009	$375
2010	452
2011	325
2012	323
2013	271

4. Stock-Based Compensation

Stock Options

In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, the Board of Directors may grant non-qualified stock options with an exercise price determined by the Board, not to be less than 85% of the fair market value of the common stock on the date of grant. These options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Amended Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock and restricted stock units.

The Company also has a Non-Qualified Stock Option Plan, under which, the Board of Directors may grant non-qualified stock options with an exercise price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years.

Restricted Stock and Restricted Stock Unit Awards

In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are generally subject to forfeiture for a period of four years. In January 2008, the Company began issuing restricted stock units to its officers. These awards are subject to forfeiture for a period of approximately two years.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 110. The Company records expense over the vesting period using the straight-line method. The calculation of compensation expense for awards under SFAS 123R includes the impact of an estimate for forfeitures.

Stock-based compensation expense is recorded in the statements of operations in the same line items as cash compensation for the Company’s employees as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue — service	$74	$125
Selling, general and administrative	154	240
Research and development	(1)	19

Total stock-based compensation expense	$227	$384

Stock-based compensation expense under SFAS123R reduced net income by $227,000 and diluted income per share by $0.02 for the three months ended March 31, 2009. Stock-based compensation expense under SFAS123R reduced net income by $384,000 and diluted income per share by $0.04 for the three months ended March 31, 2008.

At March 31, 2009, total compensation cost related to stock options granted under the Amended Plan but not yet recognized was $409,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

At March 31, 2009, total compensation cost related to restricted stock awards granted under the Amended Plan but not yet recognized was $47,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

At March 31, 2009, total compensation cost related to restricted stock units granted under the Amended Plan but not yet recognized was $130,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.3 years.

Key Assumptions

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	71%	81%
Risk-free interest rate	1.5%	2.4%
Estimated forfeitures	19%	22%

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

Stock Option Activity

The following table summarizes stock option activity under the Amended Plan for the three months ended March 31, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,029,796	$4.27
Granted at fair value	24,550	2.07
Exercised	(3,242)	2.16
Forfeited	(33,055)	3.64
Expired	(20,929)	6.28

Outstanding at March 31, 2009	1,997,120	$4.23	6.47	$3,000

Vested and expected to vest at March 31, 2009	1,767,652	$4.30	6.25	$3,000

Exercisable at March 31, 2009	1,481,021	$4.40	5.86	$2,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at March 31, 2009. The Company issues new shares of common stock upon exercise of stock options.

	2009	2008
Weighted-average grant-date fair value for the three months ended March 31	$1.20	$2.81

Options in-the-money at March 31	19,042	744,638

Aggregate intrinsic value of options exercised for the three months ended March 31	$1,000	$23,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Company’s stock plans for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	42,000	$4.29
Awarded	10,500	1.70
Released	(10,500)	5.13
Forfeited	—	—

Outstanding at March 31, 2009	42,000	$3.43

The following table summarizes restricted stock unit activity under the Company’s stock plans for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	72,763
Awarded	—
Released	(4,462)
Forfeited	(7,318)

Outstanding at March 31, 2009	60,983	1.33	$110,000

Vested and expected to vest at March 31, 2009	36,374	1.20	$65,000

5. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s accumulated other comprehensive loss is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax, on the Company’s investments.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Three Months ended March 31,
	2009	2008
Net unrealized gain on investments	$(67)	$—
Foreign currency translation	4	43

Accumulated other comprehensive loss	$(63)	$43

6. Commitments and Contingencies

Contractual Commitments

The Company’s principal commitments consist of obligations outstanding under operating leases, which expire through 2014. The Company has lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Boston, Massachusetts; Chanhassen, Minnesota; Dallas, Texas; Vancouver, Canada; Taipei, Taiwan; Beijing, China and Tokyo, Japan. The Company leases office space in Akron, Ohio on a month-to-month basis.

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $1.3 million at March 31, 2009 and decreases on a straight-line basis over the term of the lease, which expires in 2014.

Rent expense was $378,000 for the three months ended March 31, 2009 and $279,000 for the three months ended March 31, 2008.

As of March 31, 2009, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at March 31, 2009 were as follows (in thousands):

Operating leases:
Remainder of 2009	$860
2010	988
2011	975
2012	1,030
2013	1,089
2014	770

Total commitments	$5,712

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the district court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes BSQUARE, the Underwriter Defendants in the BSQUARE class action lawsuit, and the plaintiff class in the BSQUARE class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including BSQUARE. The settlement is subject to termination by the parties under certain circumstances, and court approval. There is no assurance that the court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

7. Segment Information

The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment — software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended March 31,
	2009	2008
Total revenue:
North America	$16,039	$15,385
Asia	463	1,434
Other foreign	175	239

Total revenue (1)	$16,677	$17,058

	March 31, 2009	December 31, 2008
Long-lived assets:
North America	$2,652	$2,808
Asia	131	148

Total long-lived assets	$2,783	$2,956

(1)	Revenue is attributed to countries based on location of customer invoiced.

Significant Customer

The Ford Motor Company (“Ford”) accounted for $5.2 million, or 31%, of total revenue for the three months ended March 31, 2009. No other customer accounted for 10% or more of total revenue for the three months ended March 31, 2009. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2008.

Ford had an accounts receivable balance of approximately $2.8 million, or 28% of total accounts receivable, as of March 31, 2009, and $2.7 million, or 34% of total accounts receivable, as of December 31, 2008. No other customer accounted for 10% or more of total accounts receivable as of March 31, 2009 or December 31, 2008.

8. Restatement of Financial Information (Unaudited)

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

The Board of Directors charged the Audit Committee with investigating the error and its causes. As part of its investigation, the Audit Committee interviewed persons who were available to it and who had performed or reviewed the calculation of the volume purchase discount, and reviewed pertinent email and other documents. The Audit Committee determined that a former employee, who had the responsibility for calculating the volume purchase discount from December 2006 through December 2007, began to incorrectly calculate the discount for a small number of this vendor’s products. Another employee, who replaced the first employee, continued to make the same error from January through June 2008. The Audit Committee determined that the employees who supervised the two employees and reviewed their work had failed to detect the error.

The Audit Committee concluded that no current or prior officer of the Company, nor any of the Company’s independent auditors, were aware of the error before it was discovered in early February 2009.

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

Correction of the error increased software cost of sales for the three months ended March 31, 2008 by $109,000.

The following table sets forth condensed, restated financial data as originally reported, and as restated (in thousands, except per share data):

	Three Months Ended March 31, 2008
	As Reported	Adjustments	As Restated
Condensed Consolidated Statements of Income
Revenue	$17,058	$—	$17,058
Cost of revenue	12,408	109	12,517
Gross profit	4,650	(109)	4,541
Operating expenses	3,653	—	3,653
Income from operations	997	(109)	888
Net income	1,040	(109)	931
Basic income per share	$0.10	$(0.01)	$0.09
Diluted income per share	$0.10	$(0.01)	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q and of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors.”

Overview

We provide software and engineering service offerings to the smart device marketplace. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, with our acquisition of customers and rights to license Adobe Flash technology from NEC Corporation of America (“NECAM”) in December 2007 and our acquisition of certain assets from TestQuest Inc. (“TestQuest”) in November 2008, we now support customers building or supporting devices utilizing other operating systems such as Android, Linux and Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include:

•	World class original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) who design, build and sell devices to their customers;

•	Silicon vendors (“SVs”) who sell application processors to OEM’s and ODM’s; and

•	Enterprises who are deploying devices to support their line of business operation.

OEMs and ODMs are the primary purchasers of our software products which they incorporate into their devices in order to enable certain functionality. For example, an ODM may purchase our SDIO middleware software in order to enable high-performance WiFi capability in their device while an OEM may purchase Adobe Flash technology from us to enable the playback of Flash content on the device. OEM, ODM, SV and Enterprise customers may purchase our TestQuest software in order to assist in the testing and validation of software running on their application processors (in the case of SV’s) or their devices. Customers typically hire our engineering services organization to assist their internal engineering teams to in the design, development, testing and deployment their devices. Customers also hire our engineering services organization to assist them in deploying Adobe Flash technology into their devices and implementing TestQuest technology onto their quality assurance processes.

Critical Accounting Judgments

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 1 of Part I, “Financial Statements—Note 1—Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Investments

We account for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008 to measure the fair value of certain of our financial assets required to be measured on a recurring basis, including available-for-sale securities. Under SFAS 157, we are required to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and which became effective immediately for any unissued financial statements. FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS 157 application issues:

•

How the reporting entity’s own assumptions (expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist;

•	How available observable inputs in a market that is not active should be considered when measuring fair value; and

•

How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157. We obtained an independent valuation of our Auction Rate Securities (“ARS”) as of March 31, 2009, and have determined the fair value to be $4.6 million, as compared to par value of $5.5 million. As a result, we have recorded a valuation allowance of $879,000 at March 31, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during the three months ended December 31, 2008, and was recorded as a charge to interest and other income, net during that period. The remainder of the impairment charge has been deemed to be temporary and recorded in accumulated other comprehensive loss. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen, or specific factors used in determining fair value deteriorate, we may further adjust the carrying value of these investments.

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 110. We record expense over the vesting period using the straight-line method. Compensation expense for awards under SFAS 123R includes the impact of an estimate for forfeitures.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. Consequently, we have continued to maintain a full valuation allowance on our deferred tax assets as of March 31, 2009.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of resulting withholding taxes.

Results of Operations

The following discussion includes the effects of the restatement as further described above in Item 1 of Part I, “Financial Statements – Note 8 – Restatement of Financial Information (Unaudited).” The effect of the restatement to the period-to-period analysis within this discussion was an increase to software cost of sales for the three months ended March 31, 2008 in the amount of $109,000, which is further discussed in Note 8. The restatement had no further significant effect on the period-to-period analysis.

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue for the Three Months Ended March 31,
	2009	2008 (as restated (1))
Revenue:
Software	50%	64%
Service	50	36

Total revenue	100	100

Cost of revenue:
Software	38	49
Service	35	24

Total cost of revenue	73	74

Gross profit	27	26
Operating expenses:
Selling, general and administrative	20	17
Research and development	8	4

Total operating expenses	28	21

Income (loss) from operations	-1	5
Interest and other income, net	1	1

Income (loss) before income taxes	0	6
Income tax expense	0	-1

Net income (loss)	0%	5%

(1)	Restated. See Item 1 of Part I, “Financial Statements – Note 8 – Restatement of Financial Information (Unaudited)” for related discussion.

Comparison of the Three Months Ended March 31, 2009 and 2008

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

Software revenue

Software revenue for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended March 31,
	2009	2008
Software revenue:
Third-party software	$7,337	$10,133
Proprietary software	961	863

Total software revenue	$8,298	$10,996

Software revenue as a percentage of total revenue	50%	64%

Third-party software revenue as a percentage of total software revenue	88%	92%

The vast majority of our third-party software revenue is comprised of the sale of Microsoft Embedded operating systems in North America. The single largest contributor to our proprietary software revenue was TestQuest product sales for the three months ended March 31, 2009 and service contract royalties for the three months ended March 31, 2008.

Third-party software revenue decreased $2.8 million, or 28%, for the three months ended March 31, 2009, as compared to the year ago period. The first quarter of 2008 represented a record quarter in sales of third-party software. A decline in Microsoft license sales drove the year-over-year decline which resulted from a decrease in total customers and revenue across all customer segments as a result of poor economic conditions. Given the current economic conditions, it is difficult to estimate third-party software revenue for the remainder of 2009.

Proprietary software revenue increased $98,000, or 11%, for the three months ended March 31, 2009, as compared to the year ago period. Primarily this increase was due to $277,000 in TestQuest product revenue associated with the acquisition of assets of TestQuest, Inc. in November 2008, offset by a $288,000 decline in service contract royalty revenue, as certain guaranteed minimum service contracts expired during 2008, and no new, significant royalty-bearing service agreements generated revenue during the three months ended March 31, 2009. Given current economic conditions, it is difficult to estimate proprietary software revenue for the remainder of 2009.

Service revenue

Service revenue for the three months ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended March 31,
	2009	2008
Total service revenue	$8,379	$6,062

Service revenue as a percentage of total revenue	50%	36%

Total service revenue increased $2.3 million, or 38%, for the three months ended March 31, 2009 as compared to the year ago period. The increase in service revenue was driven by 56% growth in North American service revenue due to a large contract with Ford Motor Company (Ford). Ford contributed $5.2 million in service revenue for the three months ended March 31, 2009, compared to no revenue generated from Ford in the year ago period. Service revenue in the Asia Pacific (“APAC”) region declined 86% for the three months ended March 31, 2009 compared to the year ago period due to general softness in the market place and delays in revenue recognition due to contract signings.

Billable hours increased 55% for the three months ended March 31, 2009, compared to the year ago period, driven by higher activity levels in North America. However, our realized rate per hour declined by 11% for the three months ended March 31, 2009, as compared to the year ago period, due to decreases in both North America and the APAC region. The North America bill rate decline was primarily driven by the Ford project whereas the APAC bill rate decline was primarily driven by work performed on projects on which revenue recognition was delayed. Staff utilization improved by 3 percentage points for the three months ended March 31, 2009, as compared to the year ago period, primarily as a result of higher activity levels in North America. Re-billable service revenue increased $351,000, or 105%, to $685,000 for the three months ended March 31, 2009, from $334,000 in the year ago period.

Given current economic conditions, it is difficult to estimate service revenue for the remainder of 2009.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software, the cost of components for our hardware reference designs, product media, product duplication and manuals as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft which we earn through the achievement of defined objectives.

The following table outlines software, service and total gross profit (dollars in thousands):

	Three months ended
	2009	2008 (as restated (1))
Software gross profit	$1,991	$2,490
Software gross margin	24%	23%
Service gross profit	$2,441	$2,051
Service gross margin	29%	34%
Total gross profit	$4,432	$4,541
Total gross margin	27%	27%

(1)	Restated. See Item 1 of Part I, “Financial Statements – Note 8 – Restatement of Financial Information (Unaudited)” for related discussion.

Software gross profit and gross margin

Software gross profit declined by $499,000, or 20%, for the three months ended March 31, 2009, as compared to the year ago period, while software gross margin increased by one percentage point. The decline in software gross profit was primarily due to lower third-party software sales and resulting gross profit. The increase in software gross margin was due to high-margin proprietary software revenue representing a higher percentage of overall software revenue for the three months ended March 31, 2009 as compared to the year ago period.

Third-party software margin was 16% for both the three months ended March 31, 2009 and 2008. Rebates comprised $99,000 of our software gross profit for the three months ended March 31, 2009, as compared to $61,000 in the year ago period. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit.

Proprietary software gross margin was 87% for the three months ended March 31, 2009, down from 99% for the year ago period due to an $89,000 increase in amortization of intangible assets included in cost of software revenue. Amortization of intangible assets included in cost of software revenue increased $89,000, or 404%, to $111,000 for the three months ended March 31, 2009, from $22,000 for the year ago period, primarily due to amortization associated with intangible assets associated with the acquisition of assets from TestQuest in November 2008.

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

Service gross profit and gross margin

Service gross profit increased by $390,000, or 19%, for the three months ended March 31, 2009, while service gross margin declined by five percentage points. The increase in service gross profit was partially driven by an increase in service revenue. The decline in service gross margin was primarily due to the aforementioned year-over-year bill rate decline which had the effect of reducing service gross margin by seven percentage points.

Given current economic conditions, it is difficult to estimate service gross margins for the remainder of 2009.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses increased $286,000, or 10%, to $3.3 million for the three months ended March 31, 2009, from $3.0 million for the year ago period. Selling, general and administrative expenses represented 20% of our total revenue for the three months ended March 31, 2009 and 17% for the year ago period. Higher sales expense in North America and Europe, $62,000 of which was TestQuest-related, accounted for $183,000 of the increase driven by increases in sales headcount and associated wages, benefits, commissions and travel costs. Costs relating to the restatement of our financial statements and other governance activities of $90,000 also negatively affected the three months ended March 31, 2009 as compared to the year ago period. We currently expect no significant increases in selling, general and administration expenses in the remainder of 2009 beyond those implied in the expense run-rate for the three months ended March 31, 2009.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses increased $737,000, or 114%, to $1.4 million for the three months ended March 31, 2009, from $644,000 for the year ago period. Research and development expenses represented 8% of our total revenue for the three months ended March 31, 2009 and 4% for the year ago period. The increase was primarily due to the acquisition of assets from TestQuest in November 2008 which increased research and development expense by $548,000 and also due to investments we are making in several product opportunities, particularly a product opportunity with a major silicon vendor partner.

The expense effect of the aforementioned factors is expected to continue throughout the remainder of 2009, although the expense effect of the product opportunities with the major silicon vendor should begin to decline in the second half of 2009. We are continuing to execute and evolve our product strategy and expect to continue our investment in new product development initiatives; however the timing and magnitude of our investment(s) are difficult to predict.

Interest and other income, net

Interest and other income, net consist primarily of interest earnings on our cash, cash equivalents and long-term investments. Interest and other income decreased $46,000, or 29%, to $114,000 for the three months ended March 31, 2009, from $160,000 for the year ago period. Primarily this decline was due to a decrease in prevailing short-term interest rates.

Income Tax Benefit (Expense)

We had an income tax benefit of $40,000 for the three months ended March 31, 2009, compared to income tax expense of $117,000 for the year ago period. This increase was due to the fact that our Taiwan operation was profitable in the prior year and was not for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had $14.8 million of cash, cash equivalents, long-term investments and restricted cash, compared to $13.3 million at December 31, 2008. These balances are net of a valuation allowance recorded against our ARS of $879,000 at March 31, 2009, and $946,000 at December 31, 2008. The change in the ARS valuation allowance from December 31, 2008 to March 31, 2009 was deemed to be temporary and has been recorded in accumulated other comprehensive loss. It is possible that declines in fair value may occur in the future. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, we may further adjust the carrying value of these investments. Due to current economic and market conditions and trends, many of our ARS are illiquid and may remain illiquid for a sustained period of time. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $11.1 million at March 31, 2009 compared to $10.6 million at December 31, 2008.

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2009, primarily attributable to non-cash expenses of $471,000 and positive effects of certain working capital items. Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2008, primarily due to net income of $931,000 and non-cash expenses of $521,000, offset by certain working capital items.

Investing activities provided cash of $48,000 for the three months ended March 31, 2009, primarily due to the redemption of $125,000 in investments, offset in part by $77,000 in purchases of equipment and furniture. Investing activities provided cash of $1.2 million for the three months ended March 31, 2008, primarily due to net investment maturities of $1.3 million, offset in part by $101,000 in purchases of equipment and furniture.

Financing activities generated $5,000 in cash during the three months ended March 31, 2009, and $33,000 in cash during the three months ended March 31, 2008 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $860,000 for the remaining portion of 2009, $988,000 in 2010, $975,000 in 2011, $1.0 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under our lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.3 million at March 31, 2009, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position No. 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We have adopted FSP 157-4 and concluded that there was no material impact to our financial position or results of operations.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In performing this assessment, management identified the following material weaknesses:

•	Inadequate preparation and review of reconciliations of certain balance sheet accounts related to amounts payable to a specific vendor; and

•	Lack of adequate job transition/training of personnel responsible for preparation of such reconciliations.

These material weaknesses led to clerical errors in the calculation of certain vendor volume discounts affecting third-party cost of sales that resulted in the restatement of certain of our financial statements. For a discussion of the restatement, see Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 26, 2009, and Note 8 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Based on its assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

As a result of the identified material weaknesses, the following remediation activities occurred, which represent changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected our internal control over financial reporting:

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

We have concluded that the remediated controls discussed above were effectively designed and demonstrated to be effective for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures and educate and train our employees regarding our policies and procedures to improve our internal control over financial reporting. We will take further actions as necessary and appropriate.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the district court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes BSQUARE, the Underwriter Defendants in the BSQUARE class action lawsuit, and the plaintiff class in the BSQUARE class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including BSQUARE. The settlement is subject to termination by the parties under certain circumstances, and court approval. There is no assurance that the court will approve the settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 1A.	Risk Factors

The following risk factors and other information in this Quarterly Report on Form 10-Q and also those discussed in our Annual Report on Form 10-K for the year-ended December 31, 2008 should be carefully considered. The risks and uncertainties described below and discussed in our most recent Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent Annual Report on Form 10-K which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent Annual Report on Form 10-K as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed in our most recent Annual Report on Form 10-K as they become pertinent to our business. To the extent a risk factor that was described in our most recent Annual Report on Form 10-K is no longer considered relevant, it will be deleted in the Annual Report on Form 10-K to be filed for the year ending December 31, 2009.

Matters relating to or arising from our restatement and the weaknesses in our financial disclosure and internal controls that led to the restatement, including adverse publicity, potential concerns from our current and potential customers and partners, regulatory inquiries, and potential litigation could negatively impact our business, revenues, operating results, and financial condition.

As more fully described in Item 1 of Part I , “Financial Statements – Note 8 – Restatement of Financial Information (Unaudited),” in February 2009 our Board of Directors, on the recommendation of the Audit Committee, determined that we should restate our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarters of fiscal year 2007, and for the first and second quarters of fiscal year 2008. The restatement related to clerical errors in our calculation of certain vendor volume discounts affecting third-party software cost of sales.

In connection with this clerical error, we identified material weaknesses in our internal control over financial reporting relating to the preparation and review of the reconciliation of certain balance sheet accounts related to amounts payable to a specific vendor, and lack of adequate job transition/training of personnel responsible for preparation of such reconciliation. We determined as of March 25, 2009 that each of these weaknesses had been remediated.

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

On April 13, 2009, we received communication from the SEC indicating that the SEC has completed its inquiry and does not intend to recommend any enforcement action. However, the clerical error and resulting restatement could still have a material adverse effect on our relationships with our business partners, our current and potential customers and could lead to litigation and/or regulatory inquiries (formal or informal), all of which could negatively impact our business, revenues, operating results and financial condition.

Noncompliance with certain public reporting requirements could impact our ability to raise capital, which could have a negative impact on our business.

In connection with our acquisition of assets from TestQuest, as more fully described in Note 5 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009, and as disclosed under Item 9B of that Annual Report on Form 10-K, we were required to file a Form 8-K under Item 2.01 of Form 8-K. In addition, we were required to furnish certain audited financial information for TestQuest and certain pro forma financial information under Item 9.01 of Form 8-K by February 3, 2009. As of the filing of this Quarterly Report on Form 10-Q, we have been unable to furnish the required audited financial statements and as a result, we are not considered to have timely filed all reports required of the Company by the Securities Exchange Act of 1934. We are in an ongoing dialogue with the staff of the SEC regarding these requirements. On April 15, 2009, we received communication from the SEC indicating that on the basis of our unique facts and circumstances the SEC will not object if we provide audited financial statements of TestQuest for the nine months ended September 30, 2008 (except that the audited TestQuest balance sheet may be as of the November 18, 2008 acquisition date) in satisfaction of Rule 8-04 of Regulation S-X. We are currently in the process of preparing for this audit.

Until these reporting requirements are satisfied, we may not be able to make registered offerings of our securities. If we are unable to complete the required audit, our inability to comply with SEC reporting requirements could have additional adverse consequences, which would further restrict our ability to raise capital and maintain an active trading market for our securities. Finally, this process will result in additional expenses which could negatively affect our operating results and financial condition.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date:	May 7, 2009	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date:	May 7, 2009	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan
Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.18+	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2008	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Replaces in its entirety Exhibit 10.18 previously filed with our annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2009. Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.