Form 10-Q
period 2009-06-30
BSQUARE CORP /WA
filed 2009-08-06
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2009: 10,119,669

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

EXPLANATORY NOTE

The unaudited financial information for the three and six months ended June 30, 2008 contained in this Quarterly Report on Form 10-Q has been restated as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and also in Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our Annual Report on Form 10-K for the year ended December 31, 2008, restated our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods within the fiscal year ended December 31, 2007, and for the first and second quarterly periods of the fiscal year ended December 31, 2008. We have not individually amended our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or any of our Quarterly Reports on Form 10-Q for the quarterly periods of the fiscal year ended December 31, 2007. In addition, we have not individually amended our previously filed Quarterly Reports on Form 10-Q for the first and second quarterly periods of the fiscal year ended December 31, 2008. Accordingly, our financial statements for these periods, and all related earnings press releases and communications relating to these periods, that were released prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 on March 26, 2009, should not be relied upon. The unaudited financial information for the three and six months ended June 30, 2008 contained in this Quarterly Report on Form 10-Q reflects the restated information as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and also in Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on this Form 10-Q.

The following sections in this Quarterly Report on Form 10-Q include restated information for the three and six months ended June 30, 2008:

Part I:

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,210	$7,703
Accounts receivable, net of allowance for doubtful accounts of $195 at June 30, 2009 and $198 at December 31, 2008	14,285	10,726
Prepaid expenses and other current assets	562	703

Total current assets	21,057	19,132
Long-term investments	4,692	4,679
Equipment, furniture and leasehold improvements, net	854	981
Intangible assets, net	1,761	1,975
Restricted cash	900	900
Other non-current assets	91	91

Total assets	$29,355	$27,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,184	$2,925
Other accrued expenses	3,942	3,057
Accrued compensation	1,795	1,636
Accrued legal fees	534	534
Deferred revenue	716	355

Total current liabilities	9,171	8,507
Deferred rent	323	309
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,119,419 shares issued and outstanding at June 30, 2009 and 10,082,654 shares issued and outstanding at December 31, 2008	123,105	122,660
Accumulated other comprehensive loss	(832)	(1,048)
Accumulated deficit	(102,412)	(102,670)

Total shareholders’ equity	19,861	18,942

Total liabilities and shareholders’ equity	$29,355	$27,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (as restated, see Note 8)	2009	2008 (as restated, see Note 8)
Revenue:
Software	$7,825	$9,680	$16,123	$20,676
Service	8,289	5,746	16,668	11,808

Total revenue	16,114	15,426	32,791	32,484

Cost of revenue:
Software	5,730	7,730	12,037	16,236
Service (1)	5,979	3,975	11,917	7,986

Total cost of revenue	11,709	11,705	23,954	24,222

Gross profit	4,405	3,721	8,837	8,262
Operating expenses:
Selling, general and administrative (1)	3,100	2,983	6,395	5,992
Research and development (1)	921	561	2,302	1,205

Total operating expenses	4,021	3,544	8,697	7,197

Income from operations	384	177	140	1,065
Interest and other income (expense), net	(10)	88	104	248

Income before income taxes	374	265	244	1,313
Income tax benefit (expense)	(26)	(10)	14	(127)

Net income	$348	$255	$258	$1,186

Basic income per share	$0.03	$0.03	$0.03	$0.12

Diluted income per share	$0.03	$0.02	$0.03	$0.11

Shares used in calculation of income per share:
Basic	10,110	10,011	10,098	9,994

Diluted	10,191	10,253	10,214	10,284

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue—service	$68	$102	$142	$227
Selling, general and administrative	128	227	282	467
Research and development	14	26	13	45

Total stock-based compensation expense	$210	$355	$437	$739

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2009	2008 (as restated, see Note 8)
Cash flows from operating activities:
Net income	$258	$1,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	483	265
Stock-based compensation	437	739
Changes in operating assets and liabilities:
Accounts receivable, net	(3,577)	(738)
Prepaid expenses and other assets	144	(263)
Accounts payable and accrued liabilities	301	368
Deferred revenue	361	74
Deferred rent	14	(14)

Net cash provided by (used in) operating activities	(1,579)	1,617
Cash flows from investing activities:
Purchases of equipment and furniture	(100)	(367)
Capitalized costs associated with TestQuest acquisition	(43)	—
Maturities of investments	175	3,200

Net cash provided by investing activities	32	2,833
Cash flows from financing activities:
Proceeds from exercises of stock options	8	84

Net cash provided by financing activities	8	84
Effect of exchange rate changes on cash	46	47

Net increase (decrease) in cash and cash equivalents	(1,493)	4,581
Cash and cash equivalents, beginning of period	7,703	4,377

Cash and cash equivalents, end of period	$6,210	$8,958

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009 and its operating results and cash flows for the three and six months ended June 30, 2009 and 2008. The accompanying financial information as of December 31, 2008, is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provision for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All intercompany balances have been eliminated.

Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Restricted stock and restricted stock units are considered outstanding and included in the computation of both the basic and diluted income per share calculations. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Shares excluded from the calculation of diluted income per share because the effect would have been anti-dilutive were 1,918,000 and 1,929,000 for the three and six months ended June 30, 2009, respectively, and 421,000 and 406,000 for the three and six months ended June 30, 2008, respectively.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding for basic income per share	10,110	10,011	10,098	9,994
Dilutive effect of common stock equivalent shares	81	242	116	290

Weighted average shares outstanding for diluted income per share	10,191	10,253	10,214	10,284

For additional information on the Company’s accounting policies, see Item 8 of Part II, “Financial Statements—Note 1—Description of Business and Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Investments

The Company’s long-term investments consist entirely of auction rate securities (“ARS”). ARS are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. These investments are currently illiquid and the Company is unable to determine with any certainty when these investments will become liquid. Liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in a secondary market. Redemptions of the Company’s ARS portfolio balance were $50,000 and $175,000 for the three and six months ended June 30, 2009, respectively.

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

The Company adopted Financial Accounting Standards Board Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and became effective immediately for any unissued financial statements. FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157.

The Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), effective June 15, 2009. The FSP provides guidelines for making fair value measurements consistent with the principles presented in SFAS 157 and requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, a company must determine whether recent quoted transaction prices are associated with distressed transactions.

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

The Company obtained an independent valuation of its ARS as of June 30, 2009, and determined the fair value to be $4.7 million, as compared to par value of $5.5 million. As a result, the Company recorded a valuation allowance of $758,000 as of June 30, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during the three months ended December 31, 2008, and was recorded as a charge to interest and other income (expense), net during that period. The remainder of the valuation allowance has been deemed to be temporary and recorded in accumulated other comprehensive loss. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

ARS have been classified as long-term investments due to the uncertainty as to when these investments will be liquidated.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,735	$3,735
Closed-end funds	—	—	835	835
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,692	$4,692

The following table reconciles the beginning and ending balances for our ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2008	$3,603	$954	$122	$4,679
Redemptions at par	—	(175)	—	(175)
Reversal of unrealized loss due to sale of security	—	21	—	21
Unrealized gains included in accumulated other comprehensive loss	132	35		167

Balance at June 30, 2009	$3,735	$835	$122	$4,692

3. Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. During the three months ended June 30, 2009, the Company increased the gross carrying value of the intangible assets acquired from TestQuest by $43,000 associated with direct costs incurred associated with the transaction. The following table shows the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization of intangible assets (in thousands):

	June 30, 2009	December 31, 2008
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,115
Accumulated amortization	(397)	(140)

Net book value	$1,761	$1,975

As of June 30, 2009, 83% of the gross carrying value represents acquired technology while 81% of the net book value represents acquired technology. Amortization expense was $125,000 and $257,000 for the three and six months ended June 30, 2009, respectively, and $22,000 and $51,000 for the three and six months ended June 30, 2008, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2009	$255
2010	463
2011	334
2012	331
2013	278
Thereafter	100

Total	$1,761

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

The Company also has a Non-Qualified Stock Option Plan, under which, the Board of Directors may grant non-qualified stock options with an exercise price determined by the Board. These stock options have a term of up to 10 years and vest over a schedule determined by the Board of Directors, generally over four years. There have been no grants under the Non-Qualified Stock Option Plan.

Restricted Stock and Restricted Stock Unit Awards

In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007 the Company began issuing restricted stock units to employees. These awards are generally subject to forfeiture for a period of four years. In January 2008 the Company began issuing restricted stock units to its officers. These awards are subject to forfeiture for a period of approximately two years.

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

Stock-based compensation expense is recorded in results of operations in the same line items as cash compensation for the Company’s employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue—service	$68	$102	$142	$227
Selling, general and administrative	128	227	282	467
Research and development	14	26	13	45

Total stock-based compensation expense	$210	$355	$437	$739

Stock-based compensation expense under SFAS123R reduced net income by $210,000 and diluted income per share by $0.02 for the three months ended June 30, 2009. Stock-based compensation expense under SFAS123R reduced net income by $355,000 and diluted income per share by $0.04 for the three months ended June 30, 2008.

Stock-based compensation expense under SFAS123R reduced net income by $437,000 and diluted income per share by $0.04 for the six months ended June 30, 2009. Stock-based compensation expense under SFAS123R reduced net income by $739,000 and diluted income per share by $0.07 for the six months ended June 30, 2008.

At June 30, 2009, total compensation cost related to stock options granted under the Amended Plan but not yet recognized was $334,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

At June 30, 2009, total compensation cost related to restricted stock awards granted under the Amended Plan but not yet recognized was $41,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

At June 30, 2009, total compensation cost related to restricted stock units granted under the Amended Plan but not yet recognized was $102,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.1 years.

Key Assumptions

The fair value of the Company’s options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	73%	79%	72%	80%
Risk-free interest rate	1.9%	3.0%	1.7%	2.7%
Estimated forfeitures	18%	22%	19%	22%

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

Stock Option Activity

The following table summarizes stock option activity under the Amended Plan for the six months ended June 30, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,029,796	$4.27
Granted at fair value	32,850	2.05
Exercised	(3,492)	2.18
Forfeited	(39,942)	3.55
Expired	(32,547)	5.04

Outstanding at June 30, 2009	1,986,665	$4.24	6.25	$552,000

Vested and expected to vest at June 30, 2009	1,776,142	$4.30	6.04	$506,000

Exercisable at June 30, 2009	1,522,204	$4.39	5.69	$453,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at June 30, 2009. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average grant-date fair value for the period	$1.30	$3.30	$1.23	2.95

Options in-the-money at period end	677,324	1,012,052	677,324	1,012,052

Aggregate intrinsic value of options exercised	$0	$57,000	$1,000	$80,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Amended Plan for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	42,000	$4.29
Awarded	21,000	1.95
Released	(21,000)	5.11
Forfeited	—	—

Outstanding at June 30, 2009	42,000	$2.71

The following table summarizes restricted stock unit activity under the Amended Plan for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	72,763
Awarded	—
Released	(8,855)
Forfeited	(8,185)

Outstanding at June 30, 2009	55,723	1.12	$165,000

Vested and expected to vest at June 30, 2009	33,682	1.16	$100,000

5. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s accumulated other comprehensive loss as of June 30, 2009, and December 31, 2008, is comprised of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency and unrealized losses on the Company’s investments.

The components of accumulated other comprehensive income were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net unrealized gain on investments	$(121)	$—	$(188)	$—
Foreign currency translation	(32)	(58)	(28)	(101)

Accumulated other comprehensive income	$(153)	$(58)	$(216)	$(101)

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

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $1.2 million at June 30, 2009, and decreases on a straight-line basis over the term of the lease, which expires in 2014.

Rent expense was $404,000 for the three months ended June 30, 2009 and $299,000 for the three months ended June 30, 2008. Rent expense was $782,000 for the six months ended June 30, 2009 and $578,000 for the six months ended June 30, 2008.

As of June 30, 2009, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at June 30, 2009 were as follows (in thousands):

Operating leases:
Remainder of 2009	$625
2010	1,073
2011	1,041
2012	1,079
2013	1,089
2014	770

Total commitments	$5,677

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

On April 3, 2009, the plaintiffs submitted to the district court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the Underwriter Defendants in the Company’s class action lawsuit, and the plaintiff class in the Company’s class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On June 11, 2009, the district court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, and final approval by the district court. The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the court will grant final approval. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this matter. If the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on results of operations or financial condition in any future period.

7. Segment Information

The Company follows the requirements of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has one operating segment—software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

		Three Months Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue:
North America	$15,707	$14,315	$31,747	$29,701
Asia	333	1,001	796	2,435
Other foreign	74	110	248	348

Total revenue (1)	$16,114	$15,426	$32,791	$32,484

	June 30, 2009	December 31, 2008
Long-lived assets:
North America	$2,542	$2,808
Asia	164	148

Total long-lived assets	$2,706	$2,956

(1)	Revenue is attributed to countries based on location of customer invoiced.

Significant Customer

The Ford Motor Company (“Ford”) accounted for $5.2 million, or 32%, of total revenue for the three months ended June 30, 2009, and $10.4 million, or 32%, of total revenue for the six months ended June 30, 2009. No other customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2009. No customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2008.

Ford had an accounts receivable balance of approximately $7.7 million, or 53% of total accounts receivable, as of June 30, 2009. Approximately $4.1 million of this balance was past due as of June 30, 2009 and the remaining balance was current. As of July 31, 2009, the Company had collected $3.7 million of the June 30, 2009 balance from this customer.

No other customer accounted for 10% or more of total accounts receivable as of June 30, 2009.

8. Restatement of Financial Information

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

Correction of the error increased software cost of sales for the three months ended June 30, 2008, by $55,000, and $164,000 for the six months ended June 30, 2008.

The following tables set forth condensed, restated financial data as originally reported, and as restated (in thousands, except per share data):

	Three Months Ended June 30, 2008
	As Reported	Adjustments	As Restated
Condensed Consolidated Statements of Income
Revenue	$15,426	$—	$15,426
Cost of revenue	11,650	55	11,705
Gross profit	3,776	(55)	3,721
Operating expenses	3,544	—	3,544
Income from operations	232	(55)	177
Net income	310	(55)	255
Basic income per share	$0.03	$—	$0.03
Diluted income per share	$0.03	$(0.01)	$0.02

	Six Months Ended June 30, 2008
	As Reported	Adjustments	As Restated
Condensed Consolidated Statements of Income
Revenue	$32,484	$—	$32,484
Cost of revenue	24,058	164	24,222
Gross profit	8,426	(164)	8,262
Operating expenses	7,197	—	7,197
Income from operations	1,229	(164)	1,065
Net income	1,350	(164)	1,186
Basic income per share	$0.14	$(0.02)	$0.12
Diluted income per share	$0.13	$(0.02)	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (“SEC”) may contain statements that are “forward-looking statements” involving risks and uncertainties. In particular, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our revenue, profitability, growth initiatives and sufficiency of capital may be forward-looking statements. The words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Many such factors are beyond our ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information or future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors.”

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

OEMs and ODMs are the primary purchasers of our software products which they incorporate into their devices in order to enable certain functionality. For example, an ODM may purchase our SDIO middleware software in order to enable high-performance WiFi capability in their device while an OEM may purchase Adobe Flash technology from us to enable the playback of Flash content on the device. OEM, ODM, SV and Enterprise customers may purchase our TestQuest software in order to assist in the testing and validation of software running on their application processors (in the case of SV’s) or their devices. Customers typically hire our engineering services organization to assist in the design, development, testing and deployment of their devices. Customers also hire our engineering services organization to assist them in deploying Adobe Flash technology into their devices and implementing TestQuest technology into their quality assurance processes.

Critical Accounting Judgments

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements—Note 1—Description of Business and Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap professional engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method under Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as contemplated by paragraph 7 of SOP 97-2, “Software Revenue Recognition.” We use the percentage-of-completion method of accounting specified within SOP 81-1, as contrasted to alternative approaches outlined in SOP 81-1, because it is the most preferable method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; in our case, it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

When engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when we receive the royalty report from the customer or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

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

We adopted Financial Accounting Standards Board Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), which was issued in October 2008 and which became effective immediately for any unissued financial statements. FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist.

FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157. We obtained an independent valuation of our Auction Rate Securities (“ARS”) as of June 30, 2009, and have determined the fair value to be $4.7 million, as compared to par value of $5.5 million. As a result, we have recorded a valuation allowance of $758,000 at June 30, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during the three months ended December 31, 2008, and was recorded as a charge to interest and other income (expense), net during that period. The remainder of the valuation allowance has been deemed to be temporary and recorded in accumulated other comprehensive loss. It is possible that additional declines in fair value may occur in the future. If general economic conditions worsen, or specific factors used in determining fair value deteriorate, we may further adjust the carrying value of these investments.

We adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), effective June 15, 2009. The FSP provides guidelines for making fair value measurements consistent with the principles presented in SFAS 157 and requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, a company must determine whether recent quoted transaction prices are associated with distressed transactions.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statements of operations. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision in the statements of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. Consequently, we have continued to maintain a full valuation allowance on our deferred tax assets as of June 30, 2009.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of resulting withholding taxes.

Results of Operations

The following discussion includes the effects of the restatement as further described above in Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The effect of the restatement on the period-to-period analysis within this discussion was to increase software cost of sales $55,000 and $164,000 for the three and six months ended June 30, 2008, respectively. The restatement had no further significant effect on the period-to-period analysis.

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (1)	2009	2008 (1)
	(unaudited)		(unaudited)
Revenue:
Software	49%	63%	49%	64%
Service	51	37	51	36

Total revenue	100	100	100	100

Cost of revenue:
Software	36	50	37	49
Service	37	26	36	25

Total cost of revenue	73	76	73	74

Gross profit	27	24	27	26
Operating expenses:
Selling, general and administrative	19	19	19	18
Research and development	6	4	7	4

Total operating expenses	25	23	26	22

Income from operations	2	1	1	4
Interest and other income (expense), net	—	1	—	—

Income before income taxes	2	2	1	4
Income tax benefit (expense)	—	—	—	—

Net income	2%	2%	1%	4%

(1)	Restated. See Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Revenue

Total revenue consists of sales of software and engineering services to the customer segments identified previously. Total revenue increased $688,000, or 4%, to $16.1 million during the three months ended June 30, 2009, from $15.4 million in the year ago period. Total revenue increased $307,000, or 1%, to $32.8 million for the six months ended June 30, 2009, from $32.5 million in the year ago period. Both increases were driven by increases in engineering service and proprietary software revenue, partially offset by a decline in third-party software sales.

Software revenue

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

Software revenue for the three and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$6,641	$9,004	$13,978	$19,137
Proprietary software	1,184	676	2,145	1,539

Total software revenue	$7,825	$9,680	$16,123	$20,676

Software revenue as a percentage of total revenue	49%	63%	49%	64%

Third-party software revenue as a percentage of total software revenue	85%	93%	87%	93%

The vast majority of our third-party software revenue is comprised of the sale of Microsoft Embedded operating systems in North America. The single largest contributor to our proprietary software revenue was TestQuest product sales for the three and six months ended June 30, 2009 and service contract royalties for the three and six months ended June 30, 2008.

Third-party software revenue decreased $2.4 million, or 26%, for the three months ended June 30, 2009, as compared to the year ago period. Poor economic conditions negatively affected our Microsoft licensing customer count and average order volume and drove the decline. Third-party software revenue decreased $5.2 million, or 27%, for the six months ended June 30, 2009, as compared to the year ago period for the same reasons outlined above. Further, the six months ended June 30 2008, benefited from a large $1.3 million customer order. Given the current economic conditions, it is difficult to estimate third-party software revenue for the remainder of 2009.

Proprietary software revenue increased $508,000, or 75%, for the three months ended June 30, 2009, as compared to the year ago period. This increase was driven by $741,000 in revenue associated with TestQuest products acquired in November 2008, offset in part by $254,000 lower service contract royalty revenue, as certain guaranteed minimum service contracts expired during 2008, and no agreements were entered into in the past year which generated significant royalty revenue during the three months ended June 30, 2009. Proprietary software revenue increased $606,000, or 39%, for the six months ended June 30, 2009, as compared to the year ago period. This increase was primarily driven by $1.0 million in TestQuest product revenue, offset in part by a $635,000 decline in service contract royalty revenue. Given current economic conditions, it is difficult to estimate proprietary software revenue for the remainder of 2009.

Service revenue

Service revenue for the three and six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service revenue	$8,289	$5,746	$16,668	$11,807

Service revenue as a percentage of total revenue	51%	37%	51%	36%

Service revenue increased $2.5 million, or 44%, for the three months ended June 30, 2009 as compared to the year ago period. The increase was driven by a large project with Ford Motor Company (“Ford”). Ford contributed $5.2 million in service revenue for the three months ended June 30, 2009, compared to $219,000 in the year ago period, partially offset by softness in the Asia Pacific (“APAC”) region. During the three months ended June 30, 2009, we agreed with Ford to change the nature of their fee arrangement from straight time-and-materials to time-and-materials with a fee cap, and to cap the total fees for the remainder of the project at an agreed upon amount, exclusive of overruns and scope changes caused by Ford or third parties. The cap on fees for the remainder of the project will result in an overall lower effective bill rate for the Ford project, and less revenue than we would have generated under the previous fee arrangement. Since we agreed to a project fee cap, we began to account for the Ford project as a fixed price contract, using percent complete accounting, during the quarter. The effect of this fee arrangement modification was a 13% reduction in the effective billing rate to Ford, and a $721,000 negative effect on service revenue, for the three months ended June 30, 2009, as compared to what we would have recognized under the previous fee structure. This new fee arrangement will negatively affect our Ford project service revenue, effective billing rate and margin in future quarters as compared to what likely would have been recognized under the previous fee structure.

APAC service revenue declined 94% for the three months ended June 30, 2009 compared to the year ago period due to general softness in the market place.

Billable hours increased 56% for the three months ended June 30, 2009, compared to the year ago period, driven by higher activity levels in North America. However, our realized rate per hour declined by 10% for the three months ended June 30, 2009, as compared to the year ago period, due to primarily to the change in fee structure with Ford.

Service revenue increased $4.9 million, or 41%, for the six months ended June 30, 2009 as compared to the year ago period. The increase in service revenue was driven by the contract with Ford which contributed $10.4 million in service revenue for the six months ended June 30, 2009, compared to $219,000 in the year ago period, partially offset by softness in the APAC region. Service revenue in the APAC region declined $1.1 million, or 89%, for the six months ended June 30, 2009 compared to the year ago period due to general softness in the market place.

Billable hours increased 56% for the six months ended June 30, 2009, compared to the year ago period, driven by higher activity levels in North America. However, our realized rate per hour declined by 11% for the six months ended June 30, 2009, as compared to the year ago period, due to change in fee structure with Ford and a decline in our APAC realized rate per hour.

Given current economic conditions, it is difficult to estimate service revenue for the remainder of 2009. However, we currently estimate that revenue from the Ford project will decline in the second half of 2009 to approximately $3.6 million for the three months ended September 30, 2009, and approximately $1.4 million for the three months ended December 31, 2009, as compared to $5.2 million for the three months ended June 30, 2009. If we are unable to generate additional service revenue through a combination of scope increases on the existing Ford project, new projects with Ford, or new projects with customers other than Ford, our service revenue will decline in the second half of 2009, negatively affecting our service gross profit and results of operations as well.

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

The following table outlines software, service and total gross profit and related gross margins for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (1)	2009	2008 (1)
	(unaudited)		(unaudited)
Software gross profit	$2,095	$1,950	$4,086	$4,440
Software gross margin	27%	20%	25%	21%
Service gross profit	$2,310	$1,771	$4,751	$3,822
Service gross margin	28%	31%	29%	32%
Total gross profit	$4,405	$3,721	$8,837	$8,262
Total gross margin	27%	24%	27%	25%

(1)	Restated. See Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

Software gross profit and gross margin

Software gross profit increased by $145,000, or 7%, for the three months ended June 30, 2009, as compared to the year ago period, while software gross margin increased by seven percentage points. The increase in software gross profit was primarily due to an increase in high-margin proprietary software revenue, partially offset by lower third-party software sales. The increase in software gross margin was due to high-margin proprietary software revenue representing a higher percentage of overall software revenue for the three months ended June 30, 2009 as compared to the year ago period. Third-party software margin was 16% for the three months ended June 30, 2009 compared to 15% in the year ago period primarily due to higher Microsoft rebates earned in the current year. Rebates comprised $197,000 of our software gross profit for the three months ended June 30, 2009, as compared to $90,000 in the year ago period. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit and margin. Proprietary software gross margin was 88% for the three months ended June 30, 2009, down from 90% in the year ago period due to an increase in amortization of intangible assets included in cost of software revenue associated with the acquisition of TestQuest assets.

Software gross profit decreased by $354,000, or 8%, for the six months ended June 30, 2009, as compared to the year ago period, while software gross margin improved by four percentage points. The decline in software gross profit was due to lower third-party software sales, partially offset by an increase in high-margin proprietary software revenue. The improved software gross margin was driven by the relative mix of high-margin proprietary software to our total software revenue. Proprietary software gross margin was 87% for the six months ended June 30, 2009, down from 95% for the year ago period due primarily to an increase in amortization of intangible assets included in cost of software revenue.

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

Service gross profit and gross margin

Service gross profit increased by $539,000, or 30%, for the three months ended June 30, 2009, as compared to the year ago period, while service gross margin declined by three percentage points. The increase in service gross profit was driven by an increase in service revenue resulting from the Ford project. The decline in service gross margin was primarily due to the aforementioned year-over-year realized rate per hour decline which had the effect of reducing service gross margin by six percentage points. Service gross profit increased by $929,000, or 24%, for the six months ended June 30, 2009, as compared to the year ago period, while service gross margin declined by three percentage points. Both trends were driven by the same factors that drove the quarter-over-quarter changes.

Given current economic conditions and difficulties in estimating overall service revenue for the remainder of 2009, it is difficult to estimate service gross margin for the remainder of 2009. However, because of the Ford fee arrangement modification discussed previously, it is likely that service gross margin in the second half of 2009 will decline from service gross margin for the six months ended June 30, 2009. Further, because we have agreed to cap the total fees on the Ford project, if there are any project overruns that are attributable to us, it will further negatively affect our effective billing rate and resulting service gross profit and gross margin.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses increased $117,000, or 4%, to $3.1 million for the three months ended June 30, 2009, from $3.0 million for the year ago period. Selling, general and administrative expenses represented 19% of our total revenue for the three months ended June 30, 2009 and 19% for the year ago period. The increase in selling, general and administrative expenses was driven by $267,000 in higher selling expense associated with the TestQuest acquisition not present in the prior year, offset in part by a decrease in general and administrative expenses. Selling, general and administrative expenses increased $403,000, or 7%, to $6.4 million for the six months ended June 30, 2009, from $6.0 million for the year ago period. Selling, general and administrative expenses represented 19% of our total revenue for the six months ended June 30, 2009 and 18% for the year ago period. Primarily this increase was due to $329,000 higher selling expense associated with the TesQuest acquisition not present in the prior year, offset in part by a decrease in general and administrative expenses. Costs relating to the restatement of our financial statements and other governance activities of $131,000 negatively affected the six months ended June 30, 2009 as compared to the year ago period.

As discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q, in 2001, we were named in a class action lawsuit related to our initial public offering. We established a $535,000 legal liability reserve at that time to cover our insurance deductible and other costs associated with this suit. The parties to the class action lawsuit have preliminary agreed on a settlement which has been approved by the district court subject to a final notice process which is currently in process. Lacking any detrimental activity during the notice process, it is possible that the preliminary settlement will be made final, we would reverse our legal liability reserve, which would decrease our selling, general, and administrative expense for the amount previously accrued. The hearing on final approval of the settlement is currently scheduled for September 10, 2009. Other than this event, we currently expect no significant change to selling, general and administration expenses for the remainder of 2009 beyond those implied in the expense run-rate for the three months ended June 30, 2009.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses increased $360,000, or 64%, to $921,000 for the three months ended June 30, 2009, from $561,000 for the year ago period. Research and development expenses represented 6% of our total revenue for the three months ended June 30, 2009 and 4% for the year ago period. The increase was primarily due to the acquisition of assets from TestQuest in November 2008 which increased research and development expense by $381,000. Research and development expenses increased $1.1 million, or 91%, to $2.3 million for the six months ended June 30, 2009, from $1.2 million for the year ago period. Research and development expenses represented 7% of our total revenue for the six months ended June 30, 2009 and 4% for the year ago period. The increase was primarily due to the TestQuest acquisition which increased research and development expense by $929,000 and also due to investments we have made in several other product opportunities, particularly a product opportunity with a major silicon vendor partner.

Because the timing and magnitude of our proprietary product investment(s) are hard to predict, it is difficult for us to forecast research and development expense. Currently, we are not anticipating any significant increase in research and development expense for the second half of 2009 beyond that implied in the run rate for the six months ended June 30, 2009.

Interest and other income, net

Interest and other income, net consist primarily of interest earnings on our cash, cash equivalents and long-term investments, as well as the gain or loss on foreign exchange fluctuations. Interest and other income decreased $98,000, or 111%, to ($10,000) for the three months ended June 30, 2009, from $88,000 for the year ago period. This decline was primarily due to a $62,000 decrease in interest income due to lower prevailing short-term interest rates and lower average cash and investment balance during the current period as compared to the prior year. Interest and other income decreased $144,000, or 58%, to $104,000 for the six months ended June 30, 2009, from $248,000 for the year ago period. Primarily this decline was due to a decrease in prevailing short-term interest rates.

Income Tax Benefit (Expense)

Income tax expense was $26,000 for the three months ended June 30, 2009, compared to income tax expense of $10,000 for the year ago period. Income tax benefit was $14,000 for the six months ended June 30, 2009, compared to income tax expense of $127,000 for the year ago period. This fluctuation was primarily due to our Taiwan operation being profitable in the six months ended June 30, 2008, and was not profitable for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had $11.8 million of cash, cash equivalents, long-term investments and restricted cash, compared to $13.3 million at December 31, 2008. These balances are net of a valuation allowance recorded against our ARS of $758,000 at June 30, 2009, and $946,000 at December 31, 2008. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments downward in the future. Due to current economic and market conditions and trends, our ARS are illiquid and may remain illiquid for a sustained period of time. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $11.9 million at June 30, 2009 compared to $10.6 million at December 31, 2008.

Net cash used by operating activities was $1.6 million for the six months ended June 30, 2009, primarily attributable to an increase in accounts receivable of $3.6 million, offset in part by $258,000 of net income, $920,000 of non-cash expenses, and other working capital items. The increase in accounts receivable was due to payment disputes with Ford and resulted in $7.7 million in outstanding accounts receivable from Ford as of June 30, 2009. Subsequent to quarter-end, Ford became current on its accounts receivable. Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2008, primarily due to $1.2 million of net income and $1.0 million of non-cash expenses, offset in part by certain working capital items.

Investing activities generated cash of $32,000 for the six months ended June 30, 2009, primarily due to $175,000 in redemptions of our ARS investments, offset in part by $100,000 in purchases of equipment and furniture. Investing activities provided cash of $2.8 million for the six months ended June 30, 2008, primarily due to net investment maturities of $3.2 million, offset in part by $367,000 in purchases of equipment and furniture.

Financing activities generated $8,000 in cash during the six months ended June 30, 2009, and $84,000 in cash during the six months ended June 30, 2008 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•

Minimum rents payable under operating leases total $625,000 for the remaining portion of 2009, $1.1 million in 2010, $1.0 million in 2011, $1.1 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under our lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.2 million at June 30, 2009, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

In April 2009, the FASB issued Staff Position No. 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We have adopted FSP 157-4 and concluded that there was no material impact on our financial position or results of operations.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2009, the plaintiffs submitted to the district court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes us, the Underwriter Defendants in the our class action lawsuit, and the plaintiff class in the our class action lawsuit. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On June 11, 2009, the district court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, and final approval by the district court. The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the district court will grant final approval. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. If we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Item 1A.	Risk Factors

The following risk factors and other information in this Quarterly Report on Form 10-Q and also those discussed in our Annual Report on Form 10-K for the year-ended December 31, 2008, should be carefully considered. The risks and uncertainties described below and discussed in our most recent Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent Annual Report on Form 10-K, which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent Annual Report on Form 10-K, as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed in our most recent Annual Report on Form 10-K, as they become pertinent to our business. To the extent a risk factor that was described in our most recent Annual Report on Form 10-K, is no longer considered relevant, it will be deleted in the Annual Report on Form 10-K to be filed for the year ending December 31, 2009.

Matters relating to or arising from our restatement and the weaknesses in our financial disclosure and internal controls that led to the restatement, including adverse publicity, potential concerns from our current and potential customers and partners, regulatory inquiries, and potential litigation could negatively impact our business, revenues, operating results, and financial condition.

As more fully described in Item 1 of Part I, “Financial Statements – Note 8 – Restatement of Financial Information (Unaudited),” in February 2009 our Board of Directors, on the recommendation of the Audit Committee, determined that we should restate our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarters of fiscal year 2007, and for the first and second quarters of fiscal year 2008. The restatement related to clerical errors in our calculation of certain vendor volume discounts affecting third-party software cost of sales.

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

In connection with our acquisition of assets from TestQuest, as more fully described in Note 5 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009, and as disclosed under Item 9B of that Annual Report on Form 10-K, we were required to file a Form 8-K under Item 2.01 of Form 8-K. In addition, we were required to furnish certain audited financial information for TestQuest and certain pro forma financial information under Item 9.01 of Form 8-K by February 3, 2009. As a result of a dialog that we began in January 2009 with the Staff of the Division of Corporation Finance of the SEC (the “Staff”) regarding these requirements, on April 15, 2009, we received communication from the SEC indicating that on the basis of our unique facts and circumstances the Staff would not object if we provide audited financial statements of TestQuest for the nine months ended September 30, 2008 in satisfaction of Rule 8-04 of Regulation S-X.

On June 19, 2009, we filed a Form 8-K/A with financial statements of TestQuest in reliance on the guidance we received from the Staff, and as such have now filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934, as modified by the guidance received from the Staff, during the preceding 12 months. However, during the period from February 3, 2009, when the TestQuest financials were required to be filed pursuant to Item 9.01 of Form 8-K, until the filing of these financials on June 19, 2009, we were not current in our reporting requirements. As a result, we are ineligible to register our securities on Form S-3 because, although we have filed all required reports, we were not timely in those filings during the preceding 12 months, which is a requirement for the use of Form S-3. Assuming we remain current and no additional issues arise, we expect to be eligible to use form S-3 by February 4, 2010.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement for Software Products for Embedded Systems (“ODA”) with Microsoft, which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. Our existing ODA was renewed by letter from Microsoft effective July 1, 2009, extending the ODA for an additional six months. The new ODA will expire on December 31, 2009. Microsoft has indicated that the renewal was for a period of six months, rather than one year which has been typical, because Microsoft is currently revising its form ODA agreement and expects to send out the new form for the next renewal. If the ODA were terminated or not renewed, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. There were no material changes to the provisions of the ODA as a result of the renewal. Future renewals, if any, could be on less favorable terms, which could negatively impact our business and operating results.

Effective September 1, 2008, Microsoft changed its pricing structure and rebate programs, whereby Microsoft generally increased the price of software licenses we pay to Microsoft. These changes have the potential to lower our third-party software gross profit, and related margin, unless we are able to either pass through price increases to our customers, or sign our customers to 12-month purchasing commitments, which lowers our price to Microsoft. Microsoft also restructured the rebate program such that we earn more rebate dollars for signing customers to 12-month purchasing commitments and registering new customer accounts with Microsoft. The overall impact of these changes is difficult to predict in the long-term. In the short-term, we expect the gross margin that we earn from Microsoft license sales to decrease, however we expect that some or all of the decrease will be offset by higher rebates. However there can be no assurance that rebates will be able to offset the gross margin decline

Microsoft has audited our records under the ODA in the past and has notified us that it will do so again, and any negative results could result in additional charges and/or the termination of the ODA.

There are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. During 2007, Microsoft conducted an audit of our records pertaining to the ODA, which covered the period from December of 2003 through September 2006. There were no material findings. A similar audit conducted in 2003 and 2004, covering a period of five years, resulted in a payment to Microsoft of $310,000. We have received communication that Microsoft will be conducting an audit covering the period from October 2006 to June 2009. It is currently expected that the audit will take place in the third quarter of 2009 and likely conclude in the fourth quarter of 2009. It is possible that the results of the upcoming audit could require us to pay additional charges to Microsoft.

We recently modified the structure of our fee arrangement with Ford Motor Company which could adversely impact our revenue, gross profit and operating results.

In the second quarter of 2009, we agreed to certain modifications in our fee arrangement with Ford Motor Company (“Ford”) as more fully detailed in Part I, Item 2, above. One modification was an agreement with Ford on a cap on the total fees we would charge for the remainder of the project, absent any changes that are due to Ford and/or another third party. If completion of the project requires more hours than currently anticipated and such overruns are not the fault of Ford or a third party, our gross profit and operating results would be negatively impacted. Further, if we are unable to generate additional service revenue through a combination of scope increases on the existing Ford project, new projects with Ford, or new projects with customers other than Ford, our service revenue will decline in the second half of 2009, negatively affecting our service gross profit and results of operations. Additional fee arrangement modifications in the future are possible, which could negatively impact our revenue and resulting gross profit and our operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 3, 2009, the following matter was submitted to a vote at the 2009 Annual Meeting of Shareholders:

Proposal 1: Election of Directors. Two Class III directors were elected at our 2009 Annual Meeting of Shareholders for three-year terms ending in 2012 by the vote set forth below:

Nominee	Shares For	Shares Withheld
Elwood D. Howse, Jr.	6,123,002	3,134,303
William D. Savoy	6,180,926	3,076,379

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: August 6, 2009	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan
Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.18+	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2008	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Replaces in its entirety Exhibit 10.18 previously filed with our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2009. Confidential treatment has been granted with respect to the redacted portions of the referenced exhibit.