Form 10-Q
period 2009-09-30
BSQUARE CORP /WA
filed 2009-11-05
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of October 30, 2009: 10,135,832

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

EXPLANATORY NOTE

The unaudited financial information for the nine months ended September 30, 2008 contained in this Quarterly Report on Form 10-Q has been restated as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and also in Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our Annual Report on Form 10-K for the year ended December 31, 2008 restated our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarterly periods within the fiscal year ended December 31, 2007, and for the first and second quarterly periods of the fiscal year ended December 31, 2008. We have not individually amended our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or any of our Quarterly Reports on Form 10-Q for the quarterly periods of the fiscal year ended December 31, 2007. In addition, we have not individually amended our previously filed Quarterly Reports on Form 10-Q for the first and second quarterly periods of the fiscal year ended December 31, 2008. Accordingly, our financial statements for these periods, and all related earnings press releases and communications relating to these periods, that were released prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 on March 26, 2009, should not be relied upon. The unaudited financial information for the nine months ended September 30, 2008 contained in this Quarterly Report on Form 10-Q reflects the restated information as discussed in Note 2 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and also in Note 8 of the Condensed Consolidated Financial Statements included in this Quarterly Report on this Form 10-Q.

The following sections in this Quarterly Report on Form 10-Q include restated information for the nine months ended September 30, 2008:

Part I:

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,475	$7,703
Accounts receivable, net of allowance for doubtful accounts of $195 at September 30, 2009 and $198 at December 31, 2008	12,092	10,726
Prepaid expenses and other current assets	675	703

Total current assets	23,242	19,132
Long-term investments	4,199	4,679
Equipment, furniture and leasehold improvements, net	796	981
Intangible assets, net	1,639	1,975
Restricted cash	900	900
Other non-current assets	90	91

Total assets	$30,866	$27,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,046	$2,925
Other accrued expenses	4,242	3,057
Accrued compensation	1,592	1,636
Accrued legal fees	—	534
Deferred revenue	1,492	355

Total current liabilities	10,372	8,507
Deferred rent	329	309
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,135,096 shares issued and outstanding at September 30, 2009 and 10,082,654 shares issued and outstanding at December 31, 2008	123,292	122,660
Accumulated other comprehensive loss	(786)	(1,048)
Accumulated deficit	(102,341)	(102,670)

Total shareholders’ equity	20,165	18,942

Total liabilities and shareholders’ equity	$30,866	$27,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (as restated, see Note 8)
Revenue:
Software	$9,876	$8,716	$25,999	$29,392
Service	6,523	7,486	23,191	19,294

Total revenue	16,399	16,202	49,190	48,686

Cost of revenue:
Software	7,561	6,747	19,598	22,983
Service (1)	5,436	5,022	17,353	13,008

Total cost of revenue	12,997	11,769	36,951	35,991

Gross profit	3,402	4,433	12,239	12,695
Operating expenses:
Selling, general and administrative (1)	2,426	3,006	8,821	8,998
Research and development (1)	906	622	3,208	1,827

Total operating expenses	3,332	3,628	12,029	10,825
Gain on sale of patents	—	300	—	300

Income from operations	70	1,105	210	2,170
Interest and other income, net	22	58	126	306

Income before income taxes	92	1,163	336	2,476
Income tax expense	(21)	(16)	(7)	(143)

Net income	$71	$1,147	$329	$2,333

Basic income per share	$0.01	$0.11	$0.03	$0.23

Diluted income per share	$0.01	$0.11	$0.03	$0.23

Shares used in calculation of income per share:
Basic	10,126	10,039	10,108	10,009

Diluted	10,265	10,103	10,244	10,251

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue — service	$68	$94	$210	$321
Selling, general and administrative	107	250	389	717
Research and development	10	14	23	59

Total stock-based compensation expense	$185	$358	$622	$1,097

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2009	2008 (as restated, see Note 8)
Cash flows from operating activities:
Net income	$329	$2,333
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of patents	—	(300)
Depreciation and amortization	705	403
Stock-based compensation	622	1,097
Changes in operating assets and liabilities:
Accounts receivable, net	(1,355)	(1,741)
Prepaid expenses and other assets	31	(251)
Accounts payable and accrued liabilities	1,262	462
Reversal of accrued legal fees	(534)	—
Deferred revenue	1,137	30
Deferred rent	20	(18)

Net cash provided by operating activities	2,217	2,015
Cash flows from investing activities:
Purchases of equipment and furniture	(139)	(557)
Proceeds from reduction of restricted cash	—	150
Capitalized costs associated with TestQuest acquisition	(43)	—
Maturities of investments	700	3,050

Net cash provided by investing activities	518	2,643
Cash flows from financing activities:
Proceeds from exercises of stock options	10	104

Net cash provided by financing activities	10	104
Effect of exchange rate changes on cash	27	19

Net increase in cash and cash equivalents	2,772	4,781
Cash and cash equivalents, beginning of period	7,703	4,377

Cash and cash equivalents, end of period	$10,475	$9,158

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (the “Company” or “BSQUARE”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements reflect all material adjustments, which consist solely of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009 and its operating results and cash flows for the three and nine months ended September 30, 2009 and 2008. The accompanying financial information as of December 31, 2008 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All intercompany balances have been eliminated.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (the “Codification”), which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification effectively eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 had no effect on its consolidated financial statements, other than changes to references to GAAP Statements within the consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The adoption of this accounting guidance will not have an impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 5, 2009, the day the financial statements were issued.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Restricted stock and restricted stock units are considered outstanding and included in the computation of both the basic and diluted income per share. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Shares excluded from the calculation of diluted income per share because the effect would have been anti-dilutive were 1,312,000 and 1,835,000 for the three and nine months ended September 30, 2009, respectively, and 834,000 and 532,000 for the three and nine months ended September 30, 2008, respectively.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding for basic income per share	10,126	10,039	10,108	10,009
Dilutive effect of common stock equivalent shares	139	64	136	242

Weighted average shares outstanding for diluted income per share	10,265	10,103	10,244	10,251

For additional information on the Company’s accounting policies, see Item 8 of Part II, “Financial Statements — Note 1—Description of Business and Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Investments

The Company’s long-term investments consist entirely of auction rate securities (“ARS”). ARS are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS historically trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. These investments are currently illiquid and the Company is unable to determine with any certainty when these investments will become liquid. The liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in a secondary market. Redemptions of the Company’s ARS portfolio balance were $525,000 and $700,000 for the three and nine months ended September 30, 2009, respectively.

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are::

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Historically, the fair value of the Company’s ARS approximated par value due to the frequent resets through the auction process. While the ARS continue to earn interest at the maximum contractual rate, there is no active market for these investments, and therefore these investments do not currently have a readily determinable market value.

Due to the lack of observable market quotes on the ARS, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities.

The Company obtained an independent valuation of its ARS as of September 30, 2009, and determined the fair value to be $4.2 million, as compared to par value of $4.9 million. As a result, the Company has adjusted the carrying value of its ARS downward by $726,000 as of September 30, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during the three months ended

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

December 31, 2008, and was recorded as a charge to interest and other income, net during that period. The remainder of the valuation allowance has been deemed to be temporary and recorded in accumulated other comprehensive loss. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

ARS have been classified as long-term investments due to the uncertainty as to when these investments will be liquidated.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,707	$3,707
Closed-end funds	—	—	370	370
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,199	$4,199

The following table reconciles the beginning and ending balances for the Company’s ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2008	$3,603	$954	$122	$4,679
Redemptions at par	(25)	(675)	—	(700)
Reversal of unrealized loss due to sale of security	2	56	—	58
Unrealized gains included in accumulated other comprehensive loss	127	35		162

Balance at September 30, 2009	$3,707	$370	$122	$4,199

3. Intangible Assets

Intangible assets relate to customer relationships, trade names, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. The following table presents the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	September 30, 2009	December 31, 2008
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,115
Accumulated amortization	(519)	(140)

Net book value	$1,639	$1,975

As of September 30, 2009, 83% of the gross carrying value represents acquired technology while 80% of the net book value represents acquired technology. Amortization expense was $122,000 and $379000 for the three and nine months ended September 30, 2009, respectively, and $22,000 and $67,000 for the three and nine months ended September 30, 2008, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2009	$128
2010	463
2011	334
2012	331
2013	278
Thereafter	105

Total	$1,639

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

4. Stock-Based Compensation

Stock Options

In May 1997, the Company adopted a Stock Option Plan, which has subsequently been amended and restated (the “Amended Plan”). Under the Amended Plan, non-qualified stock options may be granted with a fixed exercise price that is typically fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Amended Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Amended Plan was amended in 2003 to allow for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares. The Amended Plan was amended in 2005 to allow for awards of stock appreciation rights and restricted and unrestricted stock. The Amended Plan was further amended in 2007 to allow for awards of restricted stock units, and the currently effective version of the Amended Plan is the Third Amended and Restated Stock Plan.

In August 2009, the Board of Directors voted unanimously to terminate the Company’s Non-Qualified Stock Option Plan. There were no grants made under the Non-Qualified Stock Option Plan at any time during its existence.

Restricted Stock and Restricted Stock Unit Awards

In August 2007 the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards are generally subject to forfeiture for a period of two or four years.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards. The impact on the Company’s results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue — service	$68	$94	$210	$321
Selling, general and administrative	107	250	389	717
Research and development	10	14	23	59

Total stock-based compensation expense	$185	$358	$622	$1,097

Stock-based compensation expense reduced net income by $185,000 and diluted income per share by $0.02 for the three months ended September 30, 2009. Stock-based compensation expense reduced net income by $358,000 and diluted income per share by $0.04 for the three months ended September 30, 2008.

Stock-based compensation expense reduced net income by $622,000 and diluted income per share by $0.06 for the nine months ended September 30, 2009. Stock-based compensation expense under FASB 718 reduced net income by $1.1 million and diluted income per share by $0.11 for the nine months ended September 30, 2008.

At September 30, 2009, total compensation cost related to stock options granted under the Amended Plan but not yet recognized was $272,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

At September 30, 2009, total compensation cost related to restricted stock awards granted under the Amended Plan but not yet recognized was $41,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

At September 30, 2009, total compensation cost related to restricted stock units granted under the Amended Plan but not yet recognized was $77,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately one year.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	74%	74%	73%	78%
Risk-free interest rate	2.0%	2.9%	1.8%	2.8%
Estimated forfeitures	17%	21%	18%	22%

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

Stock Option Activity

The following table summarizes stock option activity under the Amended Plan for the nine months ended September 30, 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,029,796	$4.27
Granted at fair value	40,900	2.16
Exercised	(5,023)	2.05
Forfeited	(49,028)	3.36
Expired	(37,612)	7.09

Outstanding at September 30, 2009	1,979,033	$4.20	6.01	$266,000

Vested and expected to vest at September 30, 2009	1,798,440	$4.24	5.83	$248,000

Exercisable at September 30, 2009	1,573,890	$4.30	5.52	$227,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at September 30, 2009. The Company issues new shares of common stock upon exercise of stock options.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted-average grant-date fair value of option grants for the period	$1.73	$2.81	$1.33	2.91

Options in-the-money at period end	620,606	789,089	620,606	789,089

Aggregate intrinsic value of options exercised	$1,000	$8,000	$2,000	$88,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Amended Plan for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	42,000	$4.29
Awarded	31,500	2.14
Released	(31,500)	4.74
Forfeited	—	—

Outstanding at September 30, 2009	42,000	$2.34

The following table summarizes restricted stock unit activity under the Amended Plan for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	72,763
Awarded	—
Released	(13,237)
Forfeited	(8,185)

Outstanding at September 30, 2009	51,341.99		$133,000

Vested and expected to vest at September 30, 2009	31,542.77		$82,000

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s other comprehensive loss as of September 30, 2009, and December 31, 2008, is comprised of foreign currency translation adjustments, and unrealized gains and losses from its subsidiaries not using the U.S. dollar as their functional currency and unrealized losses on the Company’s investments.

The components of other comprehensive income were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net unrealized gain (loss) on investments	$32	$(466)	$220	$(466)
Foreign currency translation gain (loss)	14	(83)	42	18

Other comprehensive income (loss)	$46	$(549)	$262	$(448)

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

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $1.2 million at September 30, 2009, and decreases on a straight-line basis over the term of the lease, which expires in 2014.

Rent expense was $369,000 for the three months ended September 30, 2009 and $287,000 for the three months ended September 30, 2008. Rent expense was $1.2 million for the nine months ended September 30, 2009 and $865,000 for the nine months ended September 30, 2008.

As of September 30, 2009, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at September 30, 2009 were as follows (in thousands):

Operating leases:
Remainder of 2009	$328
2010	1,096
2011	1,043
2012	1,079
2013	1,089
2014	770

Total commitments	$5,405

Legal Proceedings

IPO Litigation

In Summer and early Fall 2001, four shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002. The operative complaint alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purported to be a class action filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The plaintiffs alleged that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because the Company did not disclose these arrangements. The action sought damages in an unspecified amount. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. A thirty day deadline to appeal the final approval order will start to run when the judgment is filed. Three objectors have already filed petitions to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Following the Court’s final approval of the settlement, the Company determined that it is unlikely that the Company will be liable for any damages that will not be paid for by the Company’s insurance carriers, even in the unlikely event that any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during the three months ended September 30, 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

7. Segment Information

The Company has one operating segment — software and services delivered to smart device makers. The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue:
North America	$15,052	$14,784	$46,798	$44,485
Asia	1,227	1,256	2,021	3,691
Other foreign	120	162	371	510

Total revenue (1)	$16,399	$16,202	$49,190	$48,686

	September 30, 2009	December 31, 2008
Long-lived assets:
North America	$2,315	$2,808
Asia	120	148

Total long-lived assets	$2,435	$2,956

(1)	Revenue is attributed to countries based on location of the customers invoiced.

Significant Customer

The Ford Motor Company (“Ford”) accounted for $3.9 million, or 24%, of total revenue for the three months ended September 30, 2009, and $14.3 million, or 29%, of total revenue for the nine months ended September 30, 2009. No other customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2009. Ford accounted for $2.6 million, or 16%, of total revenue for the three months ended September 30, 2008, and $2.8 million, or 6% of total revenue for the nine months ended September 30, 2008. No other customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2008.

Ford had an accounts receivable balance of $4.6 million, or 38% of total accounts receivable, as of September 30, 2009. Approximately $1.4 million of this balance was past due as of September 30, 2009 and the remaining balance was current. Substantially all of the past due portion was collected subsequent to September 30, 2009. No other customer accounted for 10% or more of total accounts receivable as of September 30, 2009. Ford had an accounts receivable balance of $2.3 million, or 22% of total accounts receivable, as of September 30, 2008, and Microsoft Corporation had an accounts receivable balance of $1.1 million, or 11% of total accounts receivable, as of September 30, 2008. All receivable amounts as of September 30, 2008 for these significant customers were subsequently collected, and no other customer accounted for 10% or more of total accounts receivable as of September 30, 2008.

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

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The Audit Committee concluded that no current or prior officer of the Company, nor any of the Company’s independent auditors, were aware of the error before it was discovered in early February 2009.

The clerical error impacted the fourth quarter of 2006, the 2007 fiscal year, and the first two quarters of 2008. The erroneous calculation ended in July 2008, and in September 2008 the vendor changed its pricing structure, which eliminated the future possibility for this error. As of December 31, 2008, the error had not been detected, so management has subsequently taken several actions to remediate the material weaknesses that existed at December 31, 2008. The effect on the fourth quarter of 2006 was deemed to be immaterial and has been included in the restated 2007 financial statements.

Correction of the error increased software cost of sales $164,000 for the nine months ended September 30, 2008 and had no effect for the three months ended September 30, 2008.

The following tables set forth condensed, restated financial data as originally reported, and as restated (in thousands, except per share data):

	Nine Months Ended September 30, 2008
	As Reported	Adjustments		As Restated
Condensed Consolidated Statements of Income
Total revenue	$48,686	$		$48,686
Total cost of revenue	35,827		164	35,991
Gross profit	12,859		(164)	12,695
Total operating expenses	10,825			10,825
Income from operations	2,334		(164)	2,170
Net income	2,497		(164)	2,333
Basic income per share	$0.25		$(0.02)	$0.23
Diluted income per share	$0.24		$(0.01)	$0.23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Judgments

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements —Note 1 — Description of Business and Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part and substantive acceptance conditions, if any, have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most preferable method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; in our case, it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We rely on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are recorded in the period the facts that give rise to the revision become known.

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

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in additional tax expense. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a tax benefit. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. Consequently, we have continued to maintain a full valuation allowance on our deferred tax assets as of September 30, 2009.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of resulting withholding taxes.

Results of Operations

The following discussion includes the effects of the restatement as further described above in Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The effect of the restatement on the period-to-period analysis within this discussion was to increase software cost of sales $164,000 for the nine months ended September 30, 2008. The restatement had no further significant effect on the period-to-period analysis.

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
	(unaudited)		(unaudited)
Revenue:
Software	60%	54%	53%	60%
Service	40	46	47	40

Total revenue	100	100	100	100

Cost of revenue:
Software	46	42	40	47
Service	33	31	35	27

Total cost of revenue	79	73	75	74

Gross profit	21	27	25	26

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)
Operating expenses:
Selling, general and administrative	15	18	18	18
Research and development	6	4	7	4

Total operating expenses	21	22	25	22

Gain on Sale of Patents	0	2	0	0
Income from operations	0	7	0	5
Interest and other income, net	0	0	0	1

Income before income taxes	0	7	0	6
Income tax expense	0	0	0	0

Net income	0%	7%	0%	6%

(1)	Restated. See Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Revenue

Total revenue consists of sales of software and engineering services to the customer segments identified previously. Total revenue increased $197,000, or 1%, to $16.4 million during the three months ended September 30, 2009, from $16.2 million in the year ago period. Primarily this increase was due to higher sales of third party software, offset in part by a decline in service revenue.

Total revenue increased $504,000, or 1%, to $49.2 million for the nine months ended September 30, 2009, from $48.7 million in the year ago period. This increase was driven by higher service and proprietary software revenue, offset in part by lower third party software sales.

Software revenue

Software revenue consists of sales of third-party software and sales of our own proprietary software products, which include software licenses, royalties from our software products, sales of our software development kits and smart device reference designs, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Engineering service revenue is derived from hardware and software development activities, fees for customer training, and rebillable expenses.

Software revenue for the three and nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$8,929	$7,885	$22,907	$27,022
Proprietary software	947	831	3,092	2,370

Total software revenue	$9,876	$8,716	$25,999	$29,392

Software revenue as a percentage of total revenue	60%	54%	53%	60%

Third-party software revenue as a percentage of total software revenue	90%	90%	88%	92%

The vast majority of our third-party software revenue is comprised of the sale of Microsoft Embedded operating systems in North America. The single largest contributor to our proprietary software revenue was TestQuest product sales and associated maintenance and support revenue for the three and nine months ended September 30, 2009, Smartbuild software royalties for the three months ended September 30, 2008, and service contract royalties for the nine months ended September 30, 2008.

Third-party software revenue increased $1.0 million, or 13%, for the three months ended September 30, 2009, as compared to the year ago period. Growth in Microsoft licensing revenue due to improving economic conditions and one significant Flash Lite licensing transaction in the amount of $640,000 drove the increase.

Third-party software revenue decreased $4.1 million, or 15%, for the nine months ended September 30, 2009, as compared to the year ago period. Poor economic conditions during the first six months of 2009 negatively affected our Microsoft licensing customer count, average order volume and resulting revenue and drove the decline. Further, the nine months ended September 30, 2008, benefited from a large $1.3 million customer order. Given the current economic conditions, it is difficult to estimate third-party software revenue for the remainder of 2009.

Proprietary software revenue increased $116,000, or 14%, for the three months ended September 30, 2009, as compared to the year ago period. This increase was driven by $273,000 in revenue associated with TestQuest products acquired in November 2008, offset in part by $262,000 in lower Smartbuild royalty revenue. Proprietary software revenue increased $722,000, or 30%, for the nine months ended September 30, 2009, as compared to the year ago period. This increase was primarily driven by $1.3 million in TestQuest product revenue, offset in part by a $752,000 decline in service contract royalty revenue as certain guaranteed minimum service contracts expired during 2008, and no agreements were entered into in the past year which generated significant royalty revenue during the nine months ended September 30, 2009. Given current economic conditions, it is difficult to estimate proprietary software revenue for the remainder of 2009.

Service revenue

Service revenue for the three and nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service revenue	$6,523	$7,486	$23,191	$19,294

Service revenue as a percentage of total revenue	40%	46%	47%	40%

Service revenue In North America continues to be driven by engineering services performed for the Ford Motor Company (“Ford”), which accounted for 50% and 59% of total service revenue during the three and nine months ended September 30, 2009, respectively, and 33% and 14% for the three and nine months ended September 30, 2008, respectively. During the second quarter of 2009, we agreed with Ford to cap the fees of the current projects being performed, which resulted in a shift in accounting from time and material to the percentage-of-completion methodology for the remaining portion of the projects. During the three months ended September 30, 2009, the estimated hours to complete certain deliverables increased, and because the project fees are fixed, the amount of service revenue recognized during the third quarter was negatively affected. The effect of the fixed fee arrangement was a 39% reduction in the effective billing rate to Ford, as compared to the effective billing rate prior to the fee cap.

Service revenue decreased $963,000, or 13%, for the three months ended September 30, 2009 as compared to the year ago period. This decrease was primarily due to $656,000 in lower North America service revenue, as well as continued economic softness in the Asia Pacific (“APAC”) region, where service revenue declined $307,000 from the year ago period. Although Ford revenue in the third quarter of 2009 was negatively impacted by both the contract modification which occurred in the second quarter of 2009 and project overruns, service revenue attributable to Ford increased by $800,000 to $3.3 million during the three months ended September 30, 2009, compared to $2.5 million in the year ago period. The Ford-related increase was offset by a $1.3 million decline in non-Ford North American service revenue during the period, a result of a 23% lower effective billing rate, and a 14% decline in billed hours as poor economic conditions continue to have a negative effect on this market.

Service revenue increased $3.9 million, or 20%, for the nine months ended September 30, 2009 as compared to the year ago period. Primarily this increase was due to a $5.3 million increase in North America service revenue, offset in part by a $1.4 million decline in the APAC region due to the softness in that market seen throughout this year. Despite the negative effect on Ford-related revenue in the third quarter of 2009 due to the aforementioned reasons, service revenue from Ford increased $10.9 million to $13.6 million for the nine months ended September 30, 2009, from $2.7 million in the year ago period. This increase was offset by a $4.9 million decline in non-Ford North American customer service revenue during the period, a result of a 17% lower effective billing rate, and a 24% decline in billed hours as poor economic conditions continue to have an effect on this market.

Given current economic conditions, it is difficult to estimate service revenue for the fourth quarter of 2009. However, we currently estimate that service revenue from the Ford project will continue to decline in the fourth quarter as it did in the third quarter. We currently estimate that Ford-related service revenue will be $2.5 million in the fourth quarter compared to $3.3 million in the third quarter. If we are unable to generate additional service revenue through new projects with Ford, or new projects with customers other than Ford, our service revenue will decline in the fourth quarter of 2009, negatively affecting our service revenue, service gross profit and results of operations.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software, the cost of components for our hardware reference designs, product media, product duplication and manuals, as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft which we earn through the achievement of defined objectives.

The following table outlines software, service and related gross profit and gross margins for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008 (1)
	(unaudited)		(unaudited)
Software gross profit	$2,315	$1,969	$6,401	$6,409
Software gross margin	23%	23%	25%	22%
Service gross profit	$1,087	$2,464	$5,838	$6,286
Service gross margin	17%	33%	25%	33%
Total gross profit	$3,402	$4,433	$12,239	$12,695
Total gross margin	21%	27%	25%	26%

(1)	Restated. See Note 8 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

Software gross profit and gross margin

Software gross profit increased by $346,000, or 18%, for the three months ended September 30, 2009, as compared to the year ago period, while software gross margin remained constant at 23%. The increase in software gross profit was primarily due to an increase in sales of higher-margin Adobe Flash Lite software. Third-party software margin was 17% for the three months ended September 30, 2009 compared to 15% in the year ago period with the increase driven by higher margin Adobe Flash software representing a more significant percentage, and a higher rebate amount from Microsoft. Rebates comprised $206,000 of our software gross profit for the three months ended September 30, 2009, as compared to $76,000 in the year ago period. Microsoft has frequently modified its rebate program, and future modifications could have the effect of reducing, or even eliminating, the rebate credit we earn that positively impacts our gross profit and margin. Proprietary software gross margin was 84% for the three months ended September 30, 2009, down from 97% in the year ago period due to an increase in amortization of intangible assets included in cost of software revenue associated with the acquisition of TestQuest assets.

Software gross profit decreased by $8,000, essentially flat in percentage terms, for the nine months ended September 30, 2009, as compared to the year ago period, while software gross margin improved by three percentage points. The improved software gross margin was driven by the relative mix of high-margin proprietary software to our total software revenue. Third-party software margin was 16% for the nine months ended September 30, 2009, as compared to 15% for the year ago period. Proprietary software gross margin was 87% for the nine months ended September 30, 2009, down from 96% for the year ago period due primarily to an increase in amortization of intangible assets included in cost of software revenue.

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

Service gross profit and gross margin

Service gross profit decreased by $1.4 million, or 56%, for the three months ended September 30, 2009, as compared to the year ago period, while service gross margin declined by 16 percentage points. The decrease in service gross profit was driven by a decline in North American and APAC service revenue. The decline in service gross margin was primarily due to the aforementioned year-over-year realized rate per hour decline primarily due to the Ford project. Service gross profit decreased by $447,000, or 7%, for the nine months ended September 30, 2009, as compared to the year ago period, while service gross margin declined by eight percentage points. Both trends were driven by the same factors that drove the quarter-over-quarter changes.

Given current economic conditions and difficulties in estimating overall service revenue for the fourth quarter of 2009, it is difficult to estimate service gross margin for the fourth quarter of 2009. However, because of the Ford fee arrangement modification discussed previously, it is likely that service gross margin in the fourth quarter of 2009 will be lower than historical levels prior to the third quarter of 2009. Further, because we have agreed to cap the total fees on the Ford project, if there are further project overruns that are attributable to us that we are not compensated for, it will further negatively affect our effective billing rate and resulting service gross profit and gross margin.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses decreased $580,000, or 19%, to $2.4 million for the three months ended September 30, 2009, from $3.0 million for the year ago period. Selling, general and administrative expenses represented 15% of our total revenue for the three months ended September 30, 2009 and 18% for the year ago period. This quarter benefited from the reversal of our securities class action legal reserve in the amount of $534,000. On October 5, 2009, the Court approved final settlement of this litigation which has been ongoing since 2001 at which point we determined the legal liability was no longer probable as of September 30, 2009, and therefore, no longer necessary. Under the settlement, we bear no financial obligations; rather, our insurers will pay all costs. While the settlement is subject to appeal, we have no reason to believe that our ultimate financial obligation would be impacted materially as a result of the appeals process. Without the reversal of the legal reserve, selling, general and administrative expense would have decreased by $46,000, or 2%, to $3.0 million for the three months ended September 30, 2009, compared to the same amount for the year ago period.

Selling, general and administrative expenses decreased $177,000, or 2%, to $8.8 million for the nine months ended September 30, 2009, from $9.0 million for the year ago period. Selling, general and administrative expenses represented 18% of our total revenue for the nine months ended September 30, 2009 and 18% for the year ago period. Without the $534,000 reversal of the legal reserve as explained above, selling, general and administrative expense would have increased by $357,000, or 4%, to $9.4 million for the nine months ended September 30, 2009. This reflects $570,000 higher selling expense associated with the TestQuest acquisition not present in the prior year, and $131,000 in costs relating to the restatement of our financial statements and other governance activities, also not present in the prior year. These increases were offset in part by $328,000 lower stock compensation expense.

Currently, we are not anticipating any significant increase in selling, general, and administration expense for the fourth quarter of 2009 beyond that implied in the run rate for the third quarter, adjusted for the effect of the $534,000 legal reserve reversal which benefited the third quarter.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses increased $284,000, or 46%, to $906,000 for the three months ended September 30, 2009, from $622,000 for the year ago period. Research and development expenses represented 6% of our total revenue for the three months ended September 30, 2009 and 4% for the year ago period. Research and development expenses increased $1.4 million, or 78%, to $3.2 million for the nine months ended September 30, 2009, from $1.8 million for the year ago period. Research and development expenses represented 7% of our total revenue for the nine months ended September 30, 2009 and 4% for the year ago period. These increases were driven by the acquisition of assets from TestQuest in November 2008, and related product development personnel, which increased research and development expense by $385,000 for the three months ended September 30, 2009, and by $1.3 million for the nine months ended September 30, 2009.

Because the timing and magnitude of our proprietary product investment(s) are hard to predict, it is difficult for us to forecast research and development expense. Currently, we are not anticipating any significant increase in research and development expense for the fourth quarter of 2009 beyond that implied in the run rate for the third quarter.

Gain on sale of patents

We realized a $300,000 gain on the sale of patents for the three and nine months ended September 30, 2008, compared to none in the current year.

Interest and other income, net

Interest and other income, net consist primarily of interest earnings on our cash, cash equivalents and long-term investments, as well as the gain or loss on foreign exchange fluctuations. Interest and other income decreased $36,000, or 62%, to $22,000 for the three months ended September 30, 2009, from $58,000 for the year ago period, driven by a decline in prevailing short-term interest rates. Interest and other income decreased $180,000, or 59%, to $126,000 for the nine months ended September 30, 2009, from $306,000 for the year ago period, again, driven by a decline in prevailing short-term interest rates.

Income Tax Expense

Income tax expense was $21,000 for the three months ended September 30, 2009, compared to $16,000 for the year ago period. Income tax expense was $7,000 for the nine months ended September 30, 2009, compared to $143,000 for the year ago period. This fluctuation was primarily due to our Taiwan operation being profitable for the nine months ended September 30, 2008, whereas our Taiwan operation was not profitable for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had $15.6 million of cash, cash equivalents, long-term investments and restricted cash, compared to $13.3 million at December 31, 2008. These balances are net of a valuation allowance recorded against our ARS of $726,000 at September 30, 2009, and $946,000 at December 31, 2008. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments downward in the future. Due to current economic and market conditions and trends, our ARS are illiquid and may remain illiquid for a sustained period of time. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $12.9 million at September 30, 2009 compared to $10.6 million at December 31, 2008.

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2009, primarily attributable to $329,000 of net income, $1.3 million of non-cash expenses, and a $1.1 million increase in deferred revenue, primarily related to revenue billed but not earned associated with the Ford project, and revenue deferred associated with annual support and maintenance contracts associated with TestQuest products. Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2008, primarily due to $2.3 million of net income and $1.2 million of non-cash expenses, offset in part by certain working capital items.

Investing activities generated cash of $518,000 for the nine months ended September 30, 2009, primarily due to $700,000 in redemptions of our ARS investments, offset in part by $139,000 in purchases of equipment and furniture. Investing activities provided cash of $2.6 million for the nine months ended September 30, 2008, primarily due to net investment maturities of $3.1 million, offset in part by $557,000 in purchases of equipment and furniture.

Financing activities generated $10,000 in cash during the nine months ended September 30, 2009, and $104,000 in cash during the nine months ended September 30, 2008, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•

Minimum rents payable under operating leases total $328,000 for the remaining portion of 2009, $1.1 million in 2010, $1.0 million in 2011, $1.1 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.2 million at September 30, 2009, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (the “Codification”), which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification effectively eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of SFAS No. 168 had no effect on its consolidated financial statements, other than changes to references to GAAP Statements within the consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The adoption of this accounting guidance will not have an impact on our consolidated financial statements.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

IPO Litigation

In Summer and early Fall 2001, four shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002. The operative complaint alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purported to be a class action filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The plaintiffs alleged that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for our initial public offering was false and misleading in violation of the securities laws because we did not disclose these arrangements. The action sought damages in an unspecified amount. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including us, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. A thirty day deadline to appeal the final approval order will start to run when the judgment is filed. Three objectors have already filed petitions to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Following the Court’s final approval of the settlement, we determined that it is unlikely that we will be liable for any damages that will not be paid for by our insurance carriers, even in the unlikely event that any appeals are successful. As a result, it was determined that an accrued legal fees liability that we had recorded was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during the three months ended September 30, 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

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

As more fully described in Item 1 of Part I , “Financial Statements — Note 8 — Restatement of Financial Information (Unaudited),” in February 2009 our Board of Directors, on the recommendation of the Audit Committee, determined that we should restate our consolidated financial statements for the fiscal year ended December 31, 2007, for each of the quarters of fiscal year 2007, and for the first and second quarters of fiscal year 2008. The restatement related to clerical errors in our calculation of certain vendor volume discounts affecting third-party software cost of sales.

In connection with this clerical error, we identified material weaknesses in our internal control over financial reporting relating to the preparation and review of the reconciliation of certain balance sheet accounts related to amounts payable to a specific vendor, and lack of adequate job transition/training of personnel responsible for preparation of such reconciliation. We determined, as of March 25, 2009, that each of these weaknesses had been remediated.

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

On April 13, 2009, we received communication from the SEC indicating that the SEC has completed its inquiry with regard to the restatement and does not intend to recommend any enforcement action. However, the clerical error and resulting restatement could still have a material adverse effect on our relationships with our business partners, our current and potential customers and could lead to litigation and/or regulatory inquiries (formal or informal), all of which could negatively impact our business, revenues, operating results and financial condition.

Noncompliance with certain public reporting requirements could impact our ability to raise capital, which could have a negative impact on our business.

In connection with our acquisition of assets from TestQuest, as more fully described in Note 5 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 26, 2009, and as disclosed under Item 9B of that Annual Report on Form 10-K, we were required to file a Form 8-K under Item 2.01 of Form 8-K. In addition, we were required to furnish certain audited financial information for TestQuest and certain pro forma financial information under Item 9.01 of Form 8-K by February 3, 2009. As a result of a dialog that we began in January 2009 with the Staff of the Division of Corporation Finance of the SEC (the “Staff”) regarding these requirements, on April 15, 2009, we received communication from the SEC indicating that, on the basis of our unique facts and circumstances, the Staff would not object if we provide audited financial statements of TestQuest for the nine months ended September 30, 2008 in satisfaction of Rule 8-04 of Regulation S-X.

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

We have an OEM Distribution Agreement for Software Products for Embedded Systems (“ODA”) with Microsoft, which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. Our existing ODA was renewed by letter from Microsoft effective July 1, 2009, extending the ODA for an additional six months. The new ODA will expire on December 31, 2009. Microsoft has indicated that the renewal was for a period of six months, rather than one year which has been typical, because Microsoft is currently revising its standard ODA agreement and expects to send out the new form for the next renewal. If the ODA were terminated or not renewed, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. There were no material changes to the provisions of the ODA as a result of the renewal. Future renewals, if any, could be on less favorable terms, which could negatively impact our business and operating results.

Effective September 1, 2008, Microsoft changed its pricing structure and rebate programs, whereby Microsoft generally increased the price of software licenses we pay to Microsoft. These changes have the potential to lower our third-party software gross profit, and related margin, unless we are able to either pass through price increases to our customers, or sign our customers to 12-month purchasing commitments, which lowers our price to Microsoft. Microsoft also restructured the rebate program such that we earn more rebate dollars for signing customers to 12-month purchasing commitments and registering new customer accounts with Microsoft. The overall impact of these changes is difficult to predict in the long-term. In the short-term, we expect the gross margin that we earn from Microsoft license sales to decrease, however we expect that some or all of the decrease will be offset by higher rebates. However, there can be no assurance that rebates will be able to offset the gross margin decline

Microsoft has audited our records under the ODA in the past and is currently undertaking another such audit, and any negative results could result in additional charges and/or the termination of the ODA.

There are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. During 2007, Microsoft conducted an audit of our records pertaining to the ODA, which covered the period from December of 2003 through September 2006. There were no material findings. A similar audit conducted in 2003 and 2004, covering a period of five years, resulted in a payment to Microsoft of $310,000. Microsoft has commenced an audit that covers the period from October 2006 to September 2009. We currently expect that the audit will conclude in the fourth quarter of 2009. It is possible that the results of this audit could require us to pay additional charges to Microsoft.

We recently modified the structure of our fee arrangement with Ford Motor Company which could adversely impact our revenue, gross profit and operating results.

In the second quarter of 2009, we agreed to certain modifications in our fee arrangement with Ford Motor Company (“Ford”) as more fully detailed in Part I, Item 2, above. One modification was an agreement with Ford on a cap on the total fees we would charge for the remainder of the project, absent any scope changes that are due to Ford and/or another third party. We experienced project overruns on the Ford project in the quarter ended September 30, 2009 which negatively affected our service gross profit, service gross margin and operating results. If completion of the remainder of the project requires more hours than currently anticipated, and such overruns are not the fault of Ford or a third party, our service gross profit, service gross margin and operating results could be further negatively impacted. Further, if we are unable to generate additional service revenue through a combination of scope increases on the existing Ford project and/or new projects with Ford, our service revenue will continue to sequentially decline in the fourth quarter of 2009 as the current Ford project ramps down, negatively affecting our service gross profit and results of operations, unless this service revenue loss is recovered through additional business with other customers. Additional fee arrangement modifications in the future are possible, which could also negatively impact our revenue and resulting gross profit and our operating results.

Continued negative cash flows from our TestQuest products may negatively affect the carrying value of the intangible assets we acquired from TestQuest, Inc.

In the fourth quarter of 2008, we purchased certain assets of TestQuest, Inc. (“TestQuest”) including acquired technology and other intangible assets with a total gross carrying value of $1.9 million. As of September 30, 2009, these assets had a net carrying value of $1.6 million. We have not consistently generated positive cash flows from these assets during 2009 and had not cumulatively for the nine months ended September 30, 2009. If we show a trend of continued negative cash flows related to our TestQuest products in the future, we may be required to assess the carrying value of the underlying TestQuest intangible assets. If, during that assessment, we determine that the carrying value of the TestQuest intangible assets exceeds fair value, it would result in an impairment charge that would negatively impact our operating results.

Deeming the impairment of our Auction Rate Securities to be other-than-temporary would negatively impact our operating results.

Since February 2008, there has been an illiquid market for auction rate securities (“ARS”). In February 2008, we held $8.3 million in ARS at par value. Since that time, $3.4 million of ARS have been redeemed at par value. In the third quarter of 2008 we determined that the cost basis of our ARS exceeded their fair value and recorded valuation allowances of $466,000 as of September 30, 2008, and $946,000 as of December 31, 2008. As a result of redemptions and improvement in fair value, the valuation allowance declined to $726,000 as of September 30, 2009. Of this valuation allowance, $377,000 was deemed to be other-than-temporary in the fourth quarter of 2008 and charged to operations during that period while the remainder, or $349,000, was deemed to be temporary and recorded in accumulated other comprehensive loss. The fair value of our ARS has been estimated using Level 3 inputs beginning in the third quarter 2008 as more fully described in Note 2 of the Condensed Consolidated Financial Statements contained in this Form 10-Q. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis. Our ARS have had a fair value less than cost basis since the third quarter 2008 and may continue to have a cost basis less than fair value into the foreseeable future. As time passes, the risk that the valuation allowance currently deemed to be temporary would be deemed other-than-temporary increases, which would result in a charge to operations and could negatively impact our operating results in the future. Other factors may also affect the determination of whether the valuation allowance would be deemed other-than-temporary including irrecoverable trends in the market and management’s expectations of selling the securities at less than our cost basis. Further, the valuation allowance on our ARS, both that deemed to be temporary and other-than-temporary, may increase in the future as a result of the deteriorating financial standing of the issuer, changes in the interest rate environment and other factors which could also result in charge to interest and other income that would negatively affect operating results.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: November 5, 2009	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: November 5, 2009	By:	/S/ SCOTT C. MAHAN
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