Form 10-K
period 2009-12-31
BSQUARE CORP /WA
filed 2010-03-25
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $21,369,000 based on the closing price of $2.97 per share of the registrant’s common stock as listed on the NASDAQ Global Market.

The number of shares of common stock outstanding as of February 28, 2010: 10,168,339

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 3, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	the development of the smart device market and our ability to address its opportunities and challenges;

•

the adoption of Windows CE, Windows XP Embedded, Windows Mobile, Android, Linux and other operating systems that our services support as the systems of choice for many device hardware and software vendors;

•	our ability to deliver on our current project from the Ford Motor Company (“Ford”), and the potential for new projects and work from Ford;

•	our business plan and our strategy for implementing our plan;

•	our ability to expand, and capitalize on our strategic relationships with silicon vendors and other hardware and software vendors;

•	our ability to maintain our relationship with Microsoft Corporation (“Microsoft”) and expectations related to our distribution of Windows Mobile and other Microsoft embedded operating systems;

•	our ability to address challenges and opportunities in the international marketplace;

•	our ability to develop our technology and expand our proprietary software and service offerings;

•	our ability to integrate our acquisition of assets from TestQuest, Inc. (“TestQuest”) and to monetize the products from this acquisition;

•	the effect of auction-rate securities on our liquidity and capital resources;

•	our anticipated working capital needs and capital expenditure requirements, including our ability to meet our anticipated cash needs.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in this and other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation. We provide software and engineering services to companies that develop smart devices and to companies that assist others in developing smart devices. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of several acquisitions, coupled with our strategic intent to broaden our market focus, we also provide software and engineering services to customers developing devices utilizing other operating systems such as Android, Linux and Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software and engineering services for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software and engineering services we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The increasing opportunity for connectivity and exchange of data, information or multimedia content is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the personal computer (“PC”) has been the traditional means of electronically connecting suppliers, partners, customers and consumers, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.

Smart devices are particularly attractive because they are often less expensive than desktop and laptop computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for specific tasks. These devices also are typically compatible with existing business information systems.

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

The smart device marketplace is being influenced by the following factors:

•

Growing demand by business professionals and consumers for converged mobile devices, which combine telephony, data (such as email and internet browsing), multimedia and location awareness, is driving new sophisticated smart device designs by our OEM and ODM customers;

•

The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (“IP”) set-top boxes, voice-over-IP (“VoIP”) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•

The baseline expectation for device functionality continues to grow. Users of smart devices expect to be able to access email and the Internet, synchronize their devices with corporate data sources and deploy multiple applications on their devices;

•

The adoption of a new generation of devices, such as the Apple iPhone and the Motorola Droid, has increased demand for high-performance, multimedia capable devices that are able to access, share and play audio, video and application content located on remote computers;

•

Security is becoming an increasingly important concern as devices are able to access networks and store sensitive information locally such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop;

•

Higher bandwidth networks coupled with larger displays and increased processing power found on new devices means that more multimedia content will be available to devices—increasing demand for digital rights management, content management and related technologies; and

•

Increases in device complexity driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of embedded operating systems and silicon processors, all of which are driving OEMs and ODMs to continually refresh and update their device designs.

Software and Service Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, enterprises, SVs and peripheral vendors which are developing smart devices or assisting others in doing so. Representative customer relationships in 2009 included:

•	Ford, who has engaged us to assist in the development of their next-generation SYNC technology;

•	The Coca-Cola Company (“Coca-Cola”), who has engaged us to work on their next generation drink dispensing machine;

•	Microsoft, who has engaged us to assist in software and hardware development on various projects including their Microsoft Auto platform;

•	Several companies, including Motorola and several Asia device manufacturers, licensed our SDIO Hx technology for inclusion in their products;

•	SVs, including Texas Instruments, Freescale and Intel, to develop software for their next-generation processors; and

•

Leading smart phone manufacturers and enterprises, including Research in Motion Limited (“RIM”), Ford, SanDisk Corporation, Qualcomm Inc., Google Inc., Federal Express Corporation and Motorola Inc., licensed our TestQuest automated testing tools.

The software we deliver to our customers takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through engineering services. Also, due to the complexity of embedded software, the integration of our own proprietary software and/or third-party software products on customers’ devices often involves providing engineering services to our customers to accomplish integration, customization and/or optimization. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall solutions provider.

Third-Party Software Products

We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their smart device project needs. Our third-party software offerings include the following:

•

We are a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restrictions, Windows Server with Embedded Restrictions, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. We are authorized to sell Windows Embedded operating systems in North America, including Mexico. Slightly more than 44% of our total revenue in 2009 was generated through the sale of Microsoft Embedded operating systems;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems which became effective in November 2009. Along with Windows Mobile operating systems, we also now have the ability to sell the Microsoft’s Office Mobile and several other products along with Windows Mobile. We did not generate any revenue from the sales of Windows Mobile operating systems, or related products, in 2009;

•	We are an authorized distributor for Adobe Flash Lite technology. We have the right to distribute Adobe Flash Lite licenses to OEMs and ODMs and others worldwide;

•	We are an authorized distributor of McAfee’s Embedded Security product to OEMs in North America; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Proprietary Software Products

Our proprietary software offerings include:

•

CountDown—CountDown is a software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart devices including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart device and capture results, and a reporting tool that allows customers to analyze test results. We acquired this product from TestQuest in November 2008;

•

TestQuest Pro—TestQuest Pro is the original TestQuest test automation tool. TestQuest Pro is widely used to test embedded systems, including digital entertainment, telecom/datacom, military/aerospace and medical devices, as well as automation systems for industry, retail, offices, buildings and homes. We acquired this product from TestQuest in November 2008;

•

SDIO Hx—SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO solutions have become the industry standard software development kit used by customers who are creating SDIO solutions for smart devices running Microsoft Windows CE and Windows Mobile operating systems;

•

SchemaBSP—Our SchemaBSP tool reduces customer development efforts. SchemaBSP offers a revolutionary three-step process that, when used in conjunction with Microsoft Platform Builder, reduces Windows CE board bring-up time by up to 40%. Once a BSP is created with SchemaBSP, the architecture of the tool enables code reuse across multiple product lines, easy BSP updates when new hardware features are added and quick migration to new versions of Windows CE; and

•

TI Windows CE BSP—We worked with Texas Instruments to create the standard Board Support Package (BSP) for the TI OMAP 35XX and 37XX family of processors which is used in a variety of mobile and embedded device designs.

Software revenue for the last two fiscal years was as follows (in thousands):

	2009	2008
Software revenue:
Third-party software	$32,374	$35,442
Proprietary software	4,156	3,076

Total software revenue	$36,530	$38,518

Software revenue as a percentage of total revenue	57%	59%

Third-party software revenue as a percentage of total software revenue	89%	92%

The sale of Microsoft Embedded operating systems (e.g. Windows CE) and related products accounted for substantially all of our historical third-party software revenue.

Engineering Service Offerings

Our service offerings include:

•	Software and hardware design and development services;

•	Platform development systems integration;

•	Radio Interface Layer (“RIL”) development and testing;

•	Application, middleware and multimedia software development;

•	Adobe Flash Lite Player porting and Flash User Interface development;

•	Quality assurance and testing services;

•	Hardware design, prototype and product development services;

•	Device solution strategy consulting;

•	Mechanical and ID design services;

•	Technical support;

•	Implementation services; and

•	Training.

Traditionally, our engineering services have focused on customers building or deploying devices utilizing some form of Windows Embedded or Windows Mobile operating system. However, our intent is to increasingly provide engineering services to customers building or deploying devices utilizing non-Microsoft operating systems.

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

Service revenue for the last two fiscal years was as follows (in thousands):

	2009	2008
Total service revenue	$27,849	$27,239

Service revenue as a percentage of total revenue	43%	41%

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software and services, ultimately becoming a go-to solutions provider for our customers and potential customers. To advance this strategy, we intend to continue focusing on the following areas:

•

We will expand our proprietary product portfolio that we license to our customers, thereby allowing us to generate additional revenue, particularly higher margin, more defensible revenue, through which we will have increasing opportunity to sell engineering services and third-party software products. We believe that the continuing complexity and demands of device development will require our customers to seek out partners that are able to provide more complete device software solutions that can be quickly customized and brought to market. During 2009, we focused on building Windows CE and Windows Mobile BSPs and testing products in support of the Texas Instruments OMAP processor family; we continued the expansion of the features and functionality of our automated testing tools, namelyTestQuest Pro and CountDown; and we also worked to create a new line of DevKit 3G reference designs that are designed to make it very easy for our customers to add 3G radio connectivity to their products;

•	We will work to expand the number of customers licensing Adobe Flash Lite technology from us;

•	We will continue to expand our product and service offerings around the CountDown and TestQuest Pro products, and around non-Microsoft operating systems, such as the Google Android operating system;

•

We intend to leverage the significant number of customers gained through the sale of Microsoft Embedded operating systems by selling these customers additional software and service offerings. In 2009, we sold Microsoft Embedded operating systems to over 780 unique customers;

•	We will focus on increasing revenue and profits from international markets.; and

•

We will seek and execute on acquisition and partnership opportunities that contribute to the strategy outlined above. For example, in November 2008 we acquired the automated testing tools, TestQuest Pro and Countdown, which contributed to an expansion of our proprietary product portfolio.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of embedded operating systems (e.g. Windows CE) worldwide although our territory is limited to North America and a few other countries in the Americas;

•	We recently became (November 2009) a distributor for Microsoft’s Windows Mobile operating systems on a worldwide basis;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Enterprise Partner of the Year for 2009;

•	We were the Microsoft Systems Integrator of the Year for 2008;

•	We were the Microsoft Distributor of the Year for 2008;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a Microsoft Auto training partner;

•	We are a leading systems integrator for Microsoft’s Windows Mobile device development projects;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

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

Customers

Customers of our software and engineering service offerings include leading OEMs, ODMs, SVs, peripheral vendors, and other enterprises seeking to leverage the software we provide them, be it our own proprietary software, third-party software or customer software developed via our engineering services, to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include Ford, Hon Hai Corporation, Micros Systems, Inc., Microsoft Corporation, Motorola, Inc., Qualcomm Inc., Inc., Coca-Cola, RIM, and Motorola Inc. Ford accounted for $14.9million, or 23%, of total revenue in 2009. No other customer accounted for 10% or more of total revenue in 2009.

Sales and Marketing

We market our software and engineering services predominantly through our direct sales and sales support organization located primarily in the United States and Taiwan, and with a minor presence in Japan, China, India and the United Kingdom. The vast majority of our sales and marketing personnel are located in the United States. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels. As a result of the acquisition of assets from TestQuest, we expect to utilize resellers and channel partners to a greater degree with respect to the TestQuest products we acquired.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products, the majority of whom are currently focused on our TestQuest automated testing tools. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States.

Competition

The market for embedded software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan, which have added or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow and Avnet.

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

International Operations

During 2009, our international operations outside of North America consisted principally of operations in Taipei, Taiwan. We have a limited sales and/or support presence in the United Kingdom, Japan, China and India. We also have a partner in India that provides contract engineering services. Because our OEM Distribution Agreement with Microsoft restricts our sale of Microsoft Embedded operating systems (e.g. Windows CE) to North America, including Mexico, the majority of our revenue has been historically generated from that region.

In 2009, revenue generated from customers located outside of North America was 5% of total revenue compared to 8% in 2008. However, with the signing of a new OEM Distribution Agreement in November 2009, under which we are licensed to sell Windows Mobile operating systems on a worldwide basis, we expect the amount of international revenue and activity to increase in 2010.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the total number of employees by area:

	December 31,
	2009	2008
Engineering Services	130	134
Research and Product Development	23	35
Sales, Marketing and Administrative	67	63

Total	220	232

As of December 31, 2009, we were utilizing the services of 55 contractors, almost all of whom were involved with engineering services, compared to 65 at December 31, 2008. Of the total headcount of 275 at December 31, 2009, 221 were located in North America, 34 were located in Taiwan and 16 were located in India with the remainder located in China, Japan and the United Kingdom. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

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

We currently have eight issued patents and three pending patents in the United States, and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2010:

Name	Age	Position
Donald B. Bibeault	68	Director
Brian T. Crowley	49	President and Chief Executive Officer, Director
Elwood D. Howse, Jr	70	Director
Elliott H. Jurgensen, Jr	65	Chairman of the Board
Scot E. Land	55	Director
William D. Savoy	45	Director
Kendra A. VanderMeulen	58	Director
Carey E. Butler	55	Vice President, Professional Engineering Services
Rajesh Khera	40	Vice President, Products
Scott C. Mahan	45	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Mark E. McMillan	47	Vice President, Worldwide Sales and Marketing

Donald B. Bibeault has been a director since July 2003 and served as our Chairman of the Board until October 31, 2008. His current term of office as a director expires at the 2011 Annual Meeting of Shareholders. Mr. Bibeault is currently President of Bibeault & Associates, Inc., a turnaround-consulting firm, a position he has held since 1975. During that period, Mr. Bibeault has served as chairman, chief executive officer, or chief operating officer of numerous corporations, including Pacific States Steel, PLM International, Best Pipe and Steel, Inc., Ironstone Group, Inc., American National Petroleum, Inc., Tyler-Dawson Supply and Iron Oak Supply Corporation. He has also served as special turnaround advisor to the CEOs of Silicon Graphics Inc., Varity Corporation and Bank of America among others. In 2005, Mr. Bibeault was given the first ever Lifetime Achievement Award by the Association of Certified Turnaround Professionals (ACTP). He has been a member of the Board of Overseers of Columbia Business School, a trustee of Golden Gate University, a member of the University of Rhode Island Business Advisory Board, and a member of the Board of Visitors of Golden Gate University Law School. Mr. Bibeault received a B.S. in electrical engineering from the University of Rhode Island, an M.B.A. from Columbia University and a PhD from Golden Gate University. He is also a recipient of a Doctor of Laws degree (honoris causa) from Golden Gate University Law School. Donald Bibeault was commissioned through ROTC and served on active duty in the U.S. Army Combat Engineers during the Vietnam War.

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

Elwood D. Howse, Jr. has been a director of BSQUARE since November 2002. His current term of office as a director expires at the 2012 Annual Meeting of Shareholders. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm formed in 1977. Mr. Howse also participated in the founding of Cable, Howse and Ragen, an investment banking and stock brokerage firm, today owned by Wells Fargo and known as Ragen MacKenzie. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Formotus, Inc., OrthoLogic Corporation (dba Capstone Therapeutics), and not-for profits Junior Achievement USA and Junior Achievement of Washington. He has served on a number of other corporate boards in the past. Mr. Howse received both a B.S. in engineering and an M.B.A. from Stanford University and served in the U.S. Navy submarine force.

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

Scot E. Land has been a director of BSQUARE since February 1998. His term of office as a director expires at the 2010 Annual Meeting of Shareholders. From 2006 to 2009 Mr. Land served as founder and Executive Vice President for Veratect During 2006, Mr. Land served as Executive Director, Program on Technology Commercialization, University of Washington. Prior to joining the faculty of the University of Washington, Mr. Land was a Managing Director of Cascadia Capital LLC. Mr. Land was a founder and Managing Director of Encompass Ventures from September 1997 to July 2005, a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the President and Chief Executive Officer of InVision Technologies, a wholly owned subsidiary of GE founded by Mr. Land in October 1988, which designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies.

William D. Savoy has been a director of BSQUARE since May 2004. His current term of office as a director expires at at the 2012 Annual Meeting of Shareholders. Between 2004 and 2007, Mr. Savoy consulted with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as President of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as President of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as President and Chief Executive Officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its Chief Financial Officer from August 1988 to June 1989. He is also a director of Drugstore.com, where he is a member of the audit committee and chairman of the compensation committee. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College.

Kendra A. VanderMeulen has been a director at BSQUARE since March 2005. Her term of office as a director expires at the 2010 Annual Meeting of Shareholders. Ms. VanderMeulen is currently the President of the Seattle

Christian Foundation. She recently served as Executive Vice President, Mobile at InfoSpace, and is an active board member or advisor to a variety of companies in the wireless Internet arena, including Perlego Systems, Inc. and Inrix, Inc. Ms. VanderMeulen joined AT&T Wireless (formerly McCaw Cellular Communications) in 1994 to lead the formation of the wireless data division. Prior to McCaw Cellular Communications, Ms. VanderMeulen served as Chief Operating Officer and President of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Ms. VanderMeulen received a B.S. in mathematics from Marietta College and an M.S. in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T.

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

Rajesh Khera has been Vice President, Products since October 2007. He is responsible for managing BSQUARE’s current product lines and for developing and driving new product strategy and execution. From 2004 to 2007, Mr. Khera was Director of Mobile Solutions at RealNetworks, Inc. where he managed global business strategy for media delivery solutions, services and products. While at RealNetworks, he helped build a media delivery service business from the ground up. Mr. Khera has also held various management roles at VeriSign from 2002 to 2003 and at Microsoft from 1993 to 2001. Mr. Khera was Vice President of Engineering & Marketing at Ensoftek, a technology startup, from 2001 to 2002 and worked at Lizard Tech, a digital image and document technology company, as a Director of Product Management from 2003 to 2004. Mr. Khera holds a Bachelor of Computer Engineering from Maulana Azad National Institute of Technology in Bhopal, India, a Masters in Computer Science from Virginia Tech in Blacksburg, VA, and an M.B.A. from the University of Chicago.

Scott C. Mahan has been our Vice President, Finance, Chief Financial Officer, Vice President, Operations, Secretary and Treasurer since January 2004. From October 2003 to December 2003, Mr. Mahan served as a consultant to BSQUARE. From February 2003 to July 2003, Mr. Mahan served as the Interim Chief Financial Officer and Head of Business & Corporate Development at Cranium, Inc., a games manufacturer. From March 2002 to November 2002, Mr. Mahan served as Chief Operating Officer at Xylo, Inc., a company that provides human resource technology and services to Fortune 1000 companies, and from June 1998 to December 2001 as Chief Financial Officer and Vice President, Administration at Qpass, Inc, a provider of billing serves to wireless carriers. From September 1996 to May 1998, Mr. Mahan served as Director of Finance at Sequel Technology Corporation, a company that delivered licensed software for the network traffic monitoring market. From August 1994 to August 1996, Mr. Mahan was Controller of Spry, Inc., an Internet software company and Internet service provider. Prior to that, Mr. Mahan was the Assistant Corporate Controller at Paccar Inc. from August 1993 to July 1994 and was an Audit Manager at Ernst & Young LLP in Seattle where he was employed from July 1987 to August 1993. Mr. Mahan holds a B.S. in management from Tulane University.

Mark E. McMillan has been our Vice President, Worldwide Sales and Marketing since February 22, 2010. Prior to that, Mr. McMillan Lead the growth of several high tech companies serving as CEO or in senior sales capacities. From 2008 to 2010, Mr. McMillan was CEO and Founder of Global IPR Exchange Corp., an electronic exchange designed to provide liquidity to the transactional patent license market. From 2007 to 2008, he was Executive Vice President of World Wide Sales for Smith Microware, Inc. From 1999 to 2007, McMillan

held various roles at Insignia Solutions, PLC, a public embedded software company specializing in embedded Java and mobile device management solutions, including Chief Executive Officer, President, Chief Operations Officer, Executive Vice President of Sales and Senior Vice President of Sales.

Item 1A.	Risk Factors.

As discussed under Item 1 of Part I, “Business—Forward-Looking Statements”, our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

Microsoft-Related Risk Factors

Due to the fact that we have historically provided software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Embedded operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreement with Microsoft, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement for Software Products for Embedded Systems (“ODA”) with Microsoft, which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. Our existing ODA was renewed by letter from Microsoft effective January 1, 2010, extending the ODA through June 30, 2010. We also entered into another distribution agreement (the “Winmo ODA”) with Microsoft in November 2009 under which we are now licensed to sell Microsoft Windows Mobile operating systems to customers on a worldwide basis. The Winmo ODA is effective through October 31, 2011. We currently expect to generate a significant amount of revenue in 2010 through this new Wnmo ODA which will likely increase our overall dependence on Microsoft. If either or both of these agreements are terminated by Microsoft (including for convenience), or not renewed, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Effective September 1, 2008, Microsoft changed its pricing structure under the ODA, which it can do at any time, whereby Microsoft generally increased the price of software licenses we pay to Microsoft. Microsoft could change its pricing structure again and, unless we are able to either pass through price increases to our customers, or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. In 2009, we earned $709,000 in rebates.

Microsoft has audited our records under the ODA in the past and will likely do so again in the future, and any negative audit results could result in additional charges and/or the termination of the ODA.

There are provisions in the ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA. On January 22, 2010, Microsoft concluded an audit of our records pertaining to the ODA, which covered the period from October 2006 to September 2009. There were no material findings. A similar audit conducted in 2007 similarly produced no material findings and one in 2003 and 2004, covering a period of five years, resulted in a payment to Microsoft of $310,000. It is possible that future audits could result in additional charges.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating results could suffer.

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus by us on customers building devices utilizing non-Microsoft Embedded operating systems, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline and/or our costs could increase thereby negatively impacting our operating results.

Unexpected delays or announcement of delays by Microsoft of Windows Embedded operating systems and Windows Mobile targeted platforms product releases could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded operating systems and Windows Mobile targeted platforms could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. Such delays, or announcements of delays by Microsoft, could also cause our customers to delay or cancel their project development activities or product introductions, which could negatively impact our revenue and operating results.

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

If the markets for Windows Embedded operating systems and Windows Mobile targeted platforms fail to develop further, develop more slowly than expected, or decline, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices utilizing the Windows Embedded and Windows Mobile operating systems, if the markets for these systems or platforms fail to develop further, or develop more slowly than expected, or decline, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•

Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows CE, Windows XP Embedded and Windows Mobile, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile related software products and engineering services which is our primary focus today;

•

The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: OSx from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Symbian; JavaOS from Sun Microsystems, Inc.; Android from Google Inc.; Blackberry from RIM; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile faces intense competition from the Symbian, RIM, Android and Apple operating systems. In the market for converged devices, Windows Embedded faces intense competition from the Linux operating system. Windows Embedded operating systems and the Windows Mobile targeted platforms may be unsuccessful in capturing a significant share of these segments of the smart device market, or in maintaining its market share in these segments;

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

Ford-Related Risk Factors

If we do not obtain additional work from Ford in 2010 or increase our work for new or existing customers, our future revenue and gross profit would decrease and our operating results would be adversely affected.

Revenue from one large project with Ford comprised $14.9 million, or 23%, of our total revenue in 2009. We expect this project work to continue in the first half of 2010 but predominantly in the first quarter of 2010. We currently expect to generate an additional $3.6 million in service revenue from the current project. While we currently expect to be actively involved in follow-on projects for Ford, the amount of work and its revenue impact cannot be determined at this time. If our role in fulfilling Ford’s plans is scaled back or eliminated, or if we are unable to increase our work for new or existing customers to compensate for a decrease in Ford-related revenue, our revenue and resulting gross profit would suffer and negatively impact our operating results.

Our agreement covering our current project with Ford is fixed-price in nature and project overruns could adversely impact our revenue, gross profit and operating results.

The agreement covering our work for the current project with Ford is fixed-price in nature. We experienced project overruns on the Ford project in the second half of 2009 which negatively affected our service revenue, service gross margin and operating results. If the completion of the remainder of the project requires more hours than currently anticipated, and such overruns are not the fault of Ford or a third party, our service revenue, service gross margin and operating results could be negatively impacted. Further, significant judgment is required when estimating total hours and progress to completion on these arrangements, as well as whether a loss is expected to be incurred upon project completion. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage the project within the planned period of time or satisfy our obligations under the contract, the resulting contract margin could be materially different than that anticipated when the contract was executed. Any such reductions in contract margin could have a negative impact on our operating results. If our estimates to complete the Ford project increase significantly in future periods, it may be that the cost to complete the remaining portion of the project exceeds the revenue to be recognized for the project, in which case we would accrue the expected loss, negatively impacting our gross profit and operating results.

The U.S. auto industry as a whole may decline as it has in the past, in which case Ford may cease or curtail its relationship with us or be unable to pay amounts that are owed us.

Overall economic conditions have adversely impacted major U.S. automakers. There is significant uncertainty in the U.S. automobile industry, as in the economy more broadly, which could impact Ford’s ability to pay amounts owed to us. As of December 31, 2009, Ford owed us $2.4 million, substantially all of which was subsequently collected. In the future, Ford could fail to meet its obligations to creditors, including us, or obtain protection from bankruptcy or other laws affecting creditors’ rights. If this happens, our bad debt reserves may be insufficient to account for the failure to pay. Any failure to pay, or the termination or reduction in business with us, could materially impact our revenue, operating results and business.

If we breach our Agreement with Ford, fail to comply with the requirements of the Agreement, or are required to perform warranty repairs on any of the Ford vehicles into which our work is incorporated, or if any of those vehicles are recalled due to defects in our work, our revenue, operating results and overall business could be negatively impacted.

Our Agreement with Ford provides customary representations and warranties to Ford and we accept liability for certain damages that are incurred by Ford as a result of our breach or failure to comply with the requirements of the Agreement. These damages may include consequential damages and damages incurred as a result of performance delays. The agreement also provides that we will indemnify Ford against certain third party claims. In addition, warranty repairs on our work for Ford could require us to devote additional hours to our current project with Ford that would not be billable. A significant warranty claim could require immediate remediation and consume a large amount of our billable resources until it is fixed, which could negatively impact our revenue, operating results and our business. In addition, if a defect were significant enough to require a vehicle recall, the costs of such a recall could be significant. We have increased our overall insurance amounts, but many claims, including, but not limited to, warranty and recall related issues, may not be covered by insurance.

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

Proprietary software product sales provide us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings and provide other advantages as well. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain or expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.

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

Our future success depends upon our customers’ ability to successfully sell their products incorporating our technology, and to continue buying our services.

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

If the market for smart devices grows more slowly than we expect, or declines, our revenue may not grow as anticipated, if at all, and our business would be harmed.

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

We periodically enter into engineering service agreements in which we have agreed to perform our engineering service work for lower up-front fees, or for no fees, in exchange for future royalties or per unit fees. There is no guarantee that these arrangements will culminate as anticipated.

We have entered into contracts that involve reducing or eliminating up-front engineering fees in return for a per-device/chip royalty or fee that is earned as our customers ship their devices or chips, and we may enter into more such agreements in the future. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their projects or that their devices or chips may not be successful in the market, which could negatively impact our revenue and operating results. We entered into this type of agreement with Texas Instruments (“TI”) in both 2008 and 2009 related to software we developed for certain TI chipsets for devices utilizing either the Microsoft Windows Mobile or CE operating systems. We have made a significant investment in the TI-related software we developed. If TI does not continue to invest in these chipsets and/or its customers purchase lower volumes than we or TI expect, our revenue and operating results could be negatively impacted.

Cooperation and support from SVs is critical for the success of our products and related services that are developed for their particular silicon artchicture. Such cooperation cannot be assured.

We have developed, and continue to develop products based on certain silicon architectures (e.g. Marvell’s PXA Xscale architecture and TI OMAP architecture) and plan to develop products based on other silicon architectures. Due to the nature of the industry we serve and the products we develop, it is necessary for us to make certain assumptions regarding which silicon vendors will be successful in the various markets we serve and upon which we are making investments. It is therefore important that there is ongoing support from the SVs in the marketplace for these silicon architectures. For example, during the development of a reference design board, Intel made a strategic decision to sell its PXA Xscale division to Marvell which negatively impacted the sale of our Xscale-based reference designs. There can be no assurance that Marvell, TI, or any of the other SVs will continue to pursue and support the markets that we have been targeting. If the SVs do not support our efforts going forward, our revenue and operating results could be negatively impacted.

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

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims with the notable exception of our project with Ford. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability claims to date, the sale and support of our products and services may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could negatively impact our business and operating results.

A portion of our cash has been invested in auction rate securities which have become illiquid due to market failures and could be subject to other-than-temporary impairment which would negatively impact our operating results.

We had investments in auction rate securities (“ARS”) with a par value of $4.9 million and fair value of $4.2 million as of December 31, 2009 which have no active market. As a result, the majority of these investments are illiquid and we are unable to determine with any certainty when, or if, these investments will become liquid. The liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters or sales of the securities in a secondary market. The lack of liquidity in these investments has adversely affected our liquidity and working capital and could affect our future ability to fund our strategic and other initiatives. Further, if conditions necessitated the sale of the ARS we would likely incur losses on the sales of these securities (currently generally trading in the range of 50% to 85% of par value depending on the type of security) which would negatively impact our operating results. We obtained an independent valuation of our ARS as of December 31, 2009 to determine the fair value of these ARS. The fair value was determined to be $4.2 million. As a result, we have adjusted the carrying value of our ARS downward by $686,000 as of December 31, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during 2008, and was recorded as a charge to interest and other income, net during that period. The remainder of the valuation allowance was deemed to be temporary and recorded in accumulated other comprehensive loss, which did not affect operating results. The fair value of our ARS has been estimated using Level 3 inputs beginning in the third quarter 2008 as more fully described in Note 2 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K. Our ARS have had a fair value less than cost basis since the third quarter 2008 and may continue to have a fair value less than our cost basis into the foreseeable future. As time passes, the risk that the valuation allowance currently deemed to be temporary would be deemed other-than-temporary increases, which would result in a charge to operations and would negatively impact our operating results in the future. Other factors may also affect the determination of whether the valuation allowance would be deemed other-than-temporary including irrecoverable trends in the market and management’s expectations of selling the securities at less than our cost basis. Further, the valuation allowance on our ARS, both that deemed to be temporary and other-than-temporary, may increase in the future as a result of the deteriorating financial standing of the issuers, changes in the interest rate environment and other factors which could also result in charge to interest and other income that would negatively affect operating results.

Continued negative cash flows from our TestQuest products may negatively affect the carrying value of the intangible assets we acquired from TestQuest

In the fourth quarter of 2008, we purchased certain assets of TestQuest including acquired technology and other intangible assets with a total gross carrying value of $1.9 million. As of December 31, 2009, these assets had a net carrying value of $1.5 million. We did not consistently generate positive cash flows from these assets during 2009, and as a result we assessed the recoverability of the assets by comparing their carrying value to the sum of the projected undiscounted future cash flows generated from the assets. Through this assessment, we determined that the carrying value of the TestQuest intangible assets is recoverable. If such an assessment in the future deems that the carrying value of the TestQuest intangible assets is not recoverable, it may result in an impairment charge that would negatively impact our operating results.

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

We have added significant additional insurance to cover the additional exposure presented by our work for Ford and other customers. We also expect to add coverage in the future for exposure related to potential recall of vehicles associated with our work for Ford. As with the overall financial market, the insurance market is currently unstable. While all of our insurance carriers appeared to be viable as of the date of this Report, if this changes, we are unable to maintain current coverage through viable insurance carriers at reasonable rates, or we are unable to obtain additional coverage that we deem necessary for our business, we may be unable to meet our financial obligations if claims that would otherwise have been covered by this insurance are made which could negatively impact our financial condition and operating results.

Taxing jurisdictions in the United States are becoming more aggressive with tax legislation and tax collection, particularly states facing significant budget deficits, which could expose us to additional tax liability that we have not been subject to in the past.

We make sales in many jurisdictions across the United States, most of which we do not have nexus in and, therefore, are not subject to sales, franchise, income and other state and local taxes. Particularly in light of state tax deficits, taxing jurisdiction have become more aggressive in defining nexus among other things which could result in us achieving nexus, or potentially achieving nexus in significantly more tax jurisdictions. If this occurs and unless we are able to pass through this cost to our customers, our tax expense will increase which will negatively affect our results of operations. Further, because state and local tax laws are becoming increasingly complex, our cost to monitor our state and local tax compliance will increase which will negatively affect our results of operations. Additionally, there can be no assurance that we do not currently have unknown tax exposure in a state or local tax jurisdiction because of recent tax law changes which we are unaware of and the resulting liability could be significant and would negatively affect our results of operations.

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

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue adversely affected. We rely primarily on confidentiality procedures and contractual provisions as well as a combination of patent, copyright, trade secret and trademark laws, to protect our intellectual property. These laws and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

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

Governance and Contract-Related Risk Factors

In the past we have identified material weaknesses in our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

In connection with the restatement of certain of our financial statements, as set forth in our Annual Report on Form 10-K filed with the SEC on March 26, 2009, we identified material weaknesses in our internal control over financial reporting relating to the preparation and review of the reconciliation of certain balance sheet accounts related to amounts payable to a specific vendor, and lack of adequate job transition/training of personnel responsible for preparation of such reconciliation. We determined that as of March 25, 2009 that each of these weaknesses had been remediated. However, there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future and the remedial measures we undertook in connection with the weaknesses we identified previously may prove to be insufficient. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we may be required to again restate our prior period financial results, we may be subject to litigation and/or regulatory proceedings, and our business and operating results may be harmed.

In addition any future restatements could have a material adverse effect on our relationships with our business partners, our current and potential customers and could lead to litigation and/or regulatory inquiries (formal or informal), all of which could negatively impact our business, revenues, operating results and financial condition.

We have incurred and will continue to incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (“SOA”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the SOA is for management to annually assess and report on the effectiveness of our internal control over financial reporting under Section 404(a) and for our registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date of Section 404(b) implementation such that auditor attestation will first be required with respect to our Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

We have dedicated significant time and resources to comply with Section 404(a). We incurred $39,000 during 2009 in external costs to comply with the requirements of Section 404(a). Further, we will incur additional costs in 2010 as our registered public accountant performs the necessary procedures to attest on our Section 404(b) compliance. The costs to comply with these requirements will continue to be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404, particularly in light of our restatement in 2009. Failure to comply with Section 404 could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report which, in turn, may further adversely affect our business and operating results and the price of our common stock.

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

Under the terms of our corporate headquarters lease signed in February 2004, if we default under our lease, the landlord has the ability to demand cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment was $1.1million at December 31, 2009, and decreases on a straight-line basis over the length of our ten-year headquarters lease. Any breach of or non-compliance with these lease agreements could negatively impact our business, financial condition and operating results.

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

Customers outside of North America generated 5% of our total revenue in 2009 and 8% in 2008. We currently have operations outside of North America in Taiwan and also have a limited sales and/or support presence in Japan, China, India and the United Kingdom. Our international activities and operations expose us to a number of risks, including the following:

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

We conduct development activities in non-U.S. locations, primarily India (through a partnership with a local company) and Taiwan, to take advantage of the high-quality, low-cost software development resources found in those countries. Additionally, we have plans to increase development activity in both our Taiwan operation and other non-U.S. locations as engineering demands necessitate the hiring of additional engineering personnel. To date, we have limited experience in managing large scale software development done in non-U.S. locations. Expanding our software development in these locations inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related software products and services and could also adversely impact the profitability of service engagements employing offshore resources, thereby negatively affecting our operating results.

As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our software products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations, which may limit our ability to sell these customers our software products and services. As an example, under our ODA with Microsoft, we are only able to sell Microsoft Embedded operating systems primarily in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

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

Legal Proceedings

IPO Litigation

In Summer and early Fall 2001, four shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our current and former officers and directors (the “Individual Defendants”), and the underwriters of our initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002. The operative complaint alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purported to be a class action filed on behalf of purchasers of our common stock during the period from October 19, 1999 to December 6, 2000. The plaintiffs alleged that the Underwriter Defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for our initial public offering was false and misleading in violation of the securities laws because we did not disclose these arrangements. The action sought damages in an unspecified amount. On December 5, 2006, the Second Circuit Court of Appeals vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the parties in our case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including us. On October 5, 2009, the district court granted final approval of the settlement. Three objectors filed a petition to the Second Circuit seeking permission to appeal the district court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the district court’s order certifying classes in the focus cases. Six notices of appeal have also been filed, including one notice filed by the group of objectors that filed the petition to appeal. Following the district court’s final approval of the settlement, we determined that it is unlikely that we will be liable for any damages that will not be paid for by our insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “BSQR.” The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2009:
First Quarter	$2.78	$1.02
Second Quarter	$2.97	$1.65
Third Quarter	$2.80	$2.14
Fourth Quarter	$2.57	$2.17

Year Ended December 31, 2008:
First Quarter	$6.86	$3.77
Second Quarter	$5.17	$3.89
Third Quarter	$4.83	$3.40
Fourth Quarter	$3.49	$2.05

Holders

As of February 28, 2010, there were 10,168,339 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

Not Applicable

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

Overview

We provide software and engineering services to companies that develop smart devices and to companies that assist others in developing smart devices. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of several acquisitions, coupled with our strategic intent to broaden our market focus, we provide software and engineering services to customers developing devices utilizing other operating systems such as Android, Linux and Symbian.

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEM”s), original design manufacturers (“ODM”s), and enterprises as well as silicon vendors and peripheral vendors which purchase our software and engineering services for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or the testing thereof. The software and engineering services we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Critical Accounting Judgments

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Estimates are used for, but not limited to, recognizing revenue, assessing the adequacy of the allowance for doubtful accounts, estimating the percentage-of-completion on fixed price service contracts, and estimating the realization of deferred tax assets among other things. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We defer costs associated with these uncontracted engagements even though the underlying contract might be signed prior to the reporting of our results.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred upon project completion. Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

When engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when the royalty report from the customer is received or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

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

Investments

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments and whether such impairment is other-than-temporary. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. We also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statement of operations. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient future taxable income. Because we generated a net loss for the last fiscal year, and the current economic climate calls into question our ability to generate net income with certainty in the near future, we continued to maintain a full valuation allowance on our deferred tax assets as of December 31, 2009.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of the resulting withholding taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Total Revenue for the Year Ended
	2009	2008
Consolidated Statements of Operations Data
Revenue:
Software	57%	59%
Service	43	41

Total revenue	100	100

Cost of revenue:
Software	43	46
Service	36	28

Total cost of revenue	79	74

Gross profit	21	26
Operating expenses:
Selling, general and administrative	18	18
Research and development	7	5

Total operating expenses	25	23

Income (loss) from operations	(4)	3
Interest and other income, net	—	—

Income (loss) before income taxes	(4)	3
Income tax expense (benefit)	—	—

Net income(loss)	(4)%	3%

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

Our revenue is generated by the sale of software, both our own proprietary software and software from third-parties, and the sale of engineering services. Total revenue decreased $1.4 million, or 2%, to $64.4 million in 2009, from $65.8 million in 2008 primarily due to a decline in third-party software sales. Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. During 2009, our international operations outside of North America consisted principally of operations in Taiwan. We also have established minor sales and/or support presences in Japan, China, India, and the United Kingdom. Revenue from customers located outside of North America was $3.4 million in 2009, or 5% of total revenue, down from $5.1 million, or 8% of total revenue, in 2008. We attribute this decline to the poor economic conditions in the Asia Pacific (“APAC”) region, particularly in the first half of 2009 which led to a $1.6 million decline in service revenue. However, with the signing of a new Distribution Agreement (the “Winmo ODA”) in November 2009, under which we are licensed to sell Microsoft Windows Mobile operating systems on a worldwide basis, we expect the amount of international revenue to increase in 2010.

Software revenue

Software revenue consists of sales of third-party software and sales of our own proprietary software products, which include software licenses, royalties from our software products, sales of our software development kits and smart device reference designs, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for 2009 and 2008 was as follows (dollars in thousands):

	2009	2008
Software revenue:
Third-party software	$32,374	$35,442
Proprietary software	4,156	3,076

Total software revenue	$36,530	$38,518

Software revenue as a percentage of total revenue	57%	59%

Third-party software revenue as a percentage of total software revenue	89%	92%

The majority of our third-party software revenue is comprised of sales of Microsoft Embedded operating systems in North America. Third-party software revenue decreased $3.1 million, or 9%, in 2009 as compared to the prior year. Poor economic conditions in 2009, particularly in the first half, led to a $3.3 million decline in Microsoft Embedded operating system sales. We did experience a rebound of our Microsoft Embedded operating system sales in the second half of 2009 due to improving economic conditions in that area of our business but it was not significant enough to offset the decline experienced in the first half of the year.

Proprietary software revenue increased $1.1 million, or 35%, in 2009 as compared to the prior year. This increase was primarily due to $1.6 million improvement in revenue associated with TestQuest products acquired in November 2008, offset in part by a $725,000 decline in royalty bearing service contracts as the underlying design wins matured.

We currently believe that third-party software revenue will increase in 2010 compared to 2009 as we continue to see stabilization of demand for Microsoft Embedded operating system sales coming off the improvement we experienced in the second half of 2009. Further, we expect third-party software sales to benefit from the new ODA for Microsoft Windows Mobile operating systems on a worldwide basis. We also currently believe our proprietary software revenue will increase in 2010 as compared to 2009 as we currently expect TestQuest-related product revenue to improve coming off disappointing results in 2009. We also expect to see royalty revenue to improve attributable to our partnership with Texas Instruments. However, given the current uncertainty in the economy, it is extremely difficult to estimate software revenue in 2010.

Service revenue

Engineering service revenue is derived from hardware and software development activities, fees for customer training, and rebillable expenses. Service revenue for 2009 and 2008 was as follows (dollars in thousands):

	2009	2008
Total service revenue	$27,849	$27,239

Service revenue as a percentage of total revenue	43%	41%

Service revenue increased $610,000, or 2%, in 2009 as compared to the prior year. This increase was primarily related to an increase in North American service revenue which was driven by a $12.7 million increase in pure service revenue related to a large project with the Ford Motor Company (“Ford”), and a $1.2 million increase in rebillable revenue primarily attributed to Ford. These increases were offset in part by an $11.7 million decline in other North American service revenue attributable to economic softness in North America. Total North American billable hours not related to Ford declined 29% in 2009 as compared to the prior year. Service revenue in the APAC region declined by $1.6 million in 2009, as compared to the prior year, also attributable to the economic softness in that region particularly in the first half of 2009.

Ford accounted for 53% and 25% of total service revenue in 2009 and 2008, respectively. During the second quarter of 2009, we agreed with Ford to fix the fees of the current project, which resulted in a shift from recognizing revenue when time and materials were delivered to the percentage-of-completion method of revenue recognition for the remaining portion of the project. During the second half of 2009, the estimated hours to complete the Ford project deliverables increased significantly, and due to the percentage-of-completion method of revenue recognition, the amount of service revenue recognized during the year was negatively affected. The increase in estimated hours from previous estimates also caused our effective billing rate to Ford to decline by 28% from 2008 to 2009. Overall, the effective billing rate in North America declined 25% from 2008 to 2009 due to Ford and to an 11% decline in the effective billing rates to other customers. The current project with Ford is expected to be completed in the second quarter of 2010, and had 3.9 million of revenue remaining to be recognized as of December 31, 2009.

In calculating our Ford project revenue using percentage-of-completion accounting for the fourth quarter of 2009, we utilized an analysis of estimated hours to complete the Ford project prepared in mid-March 2010, which we believe is a reasonable estimate based on current facts. However, there are a number of factors that have contributed to significant increases in our hours estimate in the past, and there can be no guarantee these factors, or others, will not result in significant increases to our estimated hours to complete the Ford project in the future. These factors include, but are not limited to, the overall size of the Ford project, the complexity of the technology involved and our dependency on third-parties. If further negative revisions of our estimates are required, this will have an impact on the amount of revenue we recognize on the Ford project in a particular quarter, thereby deferring that revenue into future quarters, unless we are able to secure additional funds from Ford. In addition, if the hours estimate is significantly understated, it could result in the need for the accrual of a loss representing the difference between expected revenue and estimated cost for the remainder of the project. While we are in active discussions with Ford to obtain additional funds that are attributable to project overruns that we believe Ford is obligated to pay for, there can be no guarantee that we will be successful in our pursuit of these additional funds. To the extent we are successful; these funds would benefit revenue in future quarters.

Given current economic conditions, it is difficult to estimate service revenue for 2010. However, we currently estimate that service revenue from the Ford project will increase to $2.3 million in the first quarter of 2010, as compared to $1.2 million in the fourth quarter of 2009. If we are unable to generate additional service revenue through new projects with Ford, or other customers, our service revenue will decline in 2010, negatively affecting our service revenue.

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

The following table outlines software, services and total gross profit (dollars in thousands):

	2009	2008
Software gross profit	$8,720	$8,420
Software gross margin	24%	22%
Service gross profit	$4,682	$8,740
Service gross margin	17%	32%
Total gross profit	$13,402	$17,160
Total gross margin	21%	26%

Software gross profit and gross margin

Software gross profit increased by $300,000, or 4%, in 2009, as compared to the prior year, while software gross margin improved by two percentage points. The increase in software gross profit and gross margin was primarily due to an increase in sales of higher-margin proprietary software. In particular, TestQuest products (acquired in November 2008) increased total software gross profit by $1.2 million in 2009 as compared to the prior year. This increase was offset in part by a decrease in gross profit related to sales of third-party software products. Gross margin on third-party software sales was 16% in both 2009 and 2008. Gross margin on proprietary software sales was 86% in 2009 compared to 95% in 2008, with the declined attributable to amortization of intangible assets associated with the TestQuest acquired products affecting software cost of sales for a full year in 2009 versus one month in 2008.

Software gross margin increased by two percentage points to 24% in 2009, primarily due to the impact of TestQuest product sales which impacted total software gross margin by two percentage points.

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

Service gross profit and gross margin

Service gross profit decreased by $4.1 million, or 46%, in 2009 as compared to the prior year, while service gross margin declined by 15 percentage points. The decrease in service gross profit was driven by a decline in North American service revenue outside of Ford and lower APAC region service revenue coupled with higher service cost-of-sales, primarily due to the aforementioned year-over-year realized rate per hour decline attributable to North American customers. The decline in service gross margin was primarily due to the year-over-year realized rate per hour decline with Ford and other North American customers.

Given current economic conditions, it is difficult to estimate service gross profit and gross margins in future periods. If we are unable to generate additional service revenue through new projects with Ford, or other customers, our service revenue will decline in 2010, negatively affecting our service gross profit.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses decreased $130,000, or 1%, to $12.0 million in 2009, compared to $12.1 million in 2008. Selling, general and administrative expenses represented 18% of our total revenue for both years. The 2009 fiscal year benefited from the reversal of our securities class action legal reserve in the amount of $534,000. Without the reversal of the legal reserve, selling, general and administrative expense would have increased by $404,000, or 3%, to $12.5 million in 2009. This increase is due to $760, 000 in higher selling expense associated with the TestQuest acquisition in November 2008, and $131,000 in costs related to the restatement of our financial statements and other governance activities that were not present in the prior year. These increases were offset in part by a $400,000 decrease in stock compensation expense.

Currently, we are not anticipating any significant increase in selling, general, and administration expense in 2010 beyond that implied in the $12.5 million expense run rate adjusted for the effect of the reversal of the securities class action legal reserve.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses increased $1.0 million, or 31%, to $4.3 million in 2009, as compared $3.3 million in 2008. Research and development expenses represented 7% of our total revenue in 2009, up from 5% in 2008. These increases were driven by the acquisition of assets from TestQuest in November 2008 and the related hiring of product development personnel, which increased research and development expense by $1.5 million in 2009 as compared to 2008. This increase was offset in part by lower salary and related expenses associated with research and development not associated with TestQuest.

The timing and magnitude of our proprietary product investments are hard to predict, which makes it difficult for us to forecast research and development expense. However, currently, we are not anticipating any significant increase in research and development expense in 2010.

Gain on sale of patents

We had no gain on sale of patents in 2009 compared to a $300,000 gain from patent sales in 2008.

Interest and other income, net

Interest and other income, net consists primarily of interest earnings on our cash, cash equivalents and long-term investments, gains and losses on foreign exchange fluctuations, gains and losses on the sales of securities and other-than-temporary impairments of our Auction Rate Security (“ARS”) investments. Interest and other income, net increased $96,000, or 223%, to $139,000 in 2009, from $43,000 in 2008. The fourth quarter of 2008 included an impairment charge related to one of our ARS investments in the amount of $378,000. Without the impairment charge in 2008, interest and other income, net would have declined $282,000, or 67%, from $421,000 in 2008 to $139,000 in 2009. This decline was driven by lower prevailing short-term interest rates in the current year.

Income Tax Provision

Our income tax provision was a tax benefit of $76,000 in 2009, compared to an expense of $122,000 in 2008. This fluctuation was primarily due to the reduced profitability of our Taiwan operations in 2009, which was in a loss position for the year, compared to Taiwan generating taxable profit in 2008. There was also a $26,000 tax credit recognized in 2009 which positively impacted our income tax provision.

Liquidity and Capital Resources

As of December 31, 2009, we had $18.0 million of cash, cash equivalents, long-term investments and restricted cash, compared to $13.3 million at December 31, 2008. These balances are net of a valuation allowance recorded against our ARS investments of $686,000 at December 31, 2009, and $946,000 at December 31, 2008. Due to their current illiquidity, our ARS are classified as long-term investments. If general economic conditions worsen or specific factors used in determining the fair value of our ARS investments deteriorate, it is possible we may adjust the carrying value of these investments downward in the future. Due to current economic and market conditions and trends, our ARS are illiquid and may remain illiquid for a sustained period of time. Further, we have $900,000 restricted under the terms of our headquarters operating lease which is also classified as long-term, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $12.6 million at December 31, 2009, compared to $10.6 million at December 31, 2008.

Net cash provided by operating activities was $4.7 million in 2009, primarily attributable to a $3.3 million increase in deferred revenue primarily related to revenue billed but not earned with the Ford project and revenue deferred associated with annual support and maintenance contracts for TestQuest products. Additionally, $1.8 million of non-cash expenses, net collections of $1.5 million on our accounts receivable, and a $640,000 increase in accounts payable and accrued expenses contributed to net cash provided by operating activities in 2009. These amounts were offset in part by the net loss of $2.7 million during the year. Net cash provided by operating activities was $1.8 million in 2008, primarily attributable to our net income of $2.0 million, non-cash expenses of $2.0 million, offset in part by growth in our accounts receivable of $2.1 million.

Net cash provided by investing activities was $428,000 in 2009, primarily due to $750,000 in redemptions of our ARS investments, offset in part by $279,000 in purchases of equipment and furniture. Net cash provided by investing activities was $1.5 million in 2008, primarily due to net investment maturities of $4.0 million, offset by $2.3 million spent in the acquisition of assets from TestQuest Inc. in November 2008, and $608,000 used to purchase equipment and furniture.

Financing activities generated cash of $10,000 in 2009 and $117,000 in 2008 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.2 million in 2010, $1.1 in 2011, $1.1 in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.1 million at December 31, 2009, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

    Bsquare Corporation

We have audited the accompanying consolidated balance sheets of Bsquare Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2) for each of the years in the two year period ended December 31, 2009. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bsquare Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2009 and 2008 consolidated financial statement schedule listed at Item 15(a)(2), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moss Adams LLP

Seattle, Washington

March 25, 2010

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,918	$7,703
Accounts receivable, net of allowance for doubtful accounts of $201 at December 31, 2009 and $198 at December 31, 2008	9,192	10,726
Prepaid expenses and other current assets	648	703

Total current assets	22,758	19,132
Long-term investments	4,189	4,679
Equipment, furniture and leasehold improvements, net	823	981
Intangible assets, net	1,511	1,975
Restricted cash	900	900
Other non-current assets	90	91

Total assets	$30,271	$27,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,898	$2,925
Other accrued expenses	4,058	3,057
Accrued compensation	1,837	1,636
Accrued legal fees	—	534
Deferred revenue	3,693	355

Total current liabilities	12,486	8,507

Deferred rent	311	309
Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,162,589 shares issued and outstanding at December 31, 2009 and 37,500,000 shares authorized; 10,082,654 shares issued and outstanding at December 31, 2008	123,572	122,660
Accumulated other comprehensive loss	(746)	(1,048)
Accumulated deficit	(105,352)	(102,670)

Total shareholders’ equity	17,474	18,942

Total liabilities and shareholders’ equity	$30,271	$27,758

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	2009	2008
Revenue:
Software	$36,530	$38,518
Service	27,849	27,239

Total revenue	64,379	65,757

Cost of revenue:
Software	27,810	30,098
Service (1)	23,167	18,499

Total cost of revenue	50,977	48,597

Gross profit	13,402	17,160

Operating expenses:
Selling, general and administrative (1)	12,012	12,142
Research and development (1)	4,287	3,276

Total operating expenses	16,299	15,418
Gain on sale of patents	—	300

Income (loss) from operations	(2,897)	2,042
Interest and other income, net	139	43

Income (loss) before income taxes	(2,758)	2,085
Income tax expense (benefit)	(76)	122

Net income (loss)	$(2,682)	$1,963

Basic income (loss) per share	$(0.27)	$0.20

Diluted income (loss) per share	$(0.27)	$0.19

Shares used in calculation of net income (loss) per share:
Basic	10,097	10,023

Diluted	10,097	10,393

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue—service	$321	$410
Selling, general and administrative	534	934
Research and development	47	81

Total stock-based compensation expense	$902	$1,425

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit (1)	Total Shareholders’ Equity (1)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	—	9,967,618	121,118	(409)	(104,633)	16,076
Net income	—	—	—	—	—	1,963	1,963
Foreign currency translation adjustment	—	—	—	—	(71)	—	(71)
Unrealized loss on investments	—	—	—	—	(568)	—	(568)

Comprehensive income	—						1,324
Exercise of stock options	—	—	46,507	117	—	—	117
Issuance of restricted stock	—	—	68,529	—	—	—	—
Stock-based compensation	—	—	—	1,425	—	—	1,425

Balance, December 31, 2008	—	$—	10,082,654	$122,660	$(1,048)	$(102,670)	$18,942
Net loss	—	—	—	—	—	(2,682)	(2,682)
Foreign currency translation adjustment	—	—	—	—	42	—	42
Unrealized gain on investments	—	—	—	—	260	—	260

Comprehensive loss	—	—					(2,380)
Exercise of stock options	—	—	5,023	10	—	—	10
Issuance of restricted stock	—	—	74,912	—	—	—	—
Stock-based compensation	—	—	—	902	—	—	902

Balance, December 31, 2009	—	$—	10,162,589	$123,572	$(746)	$(105,352)	$17,474

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,682)	$1,963
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other than temporary impairment charge on auction rate securities	—	378
Gain on sale of patents	—	(300)
Depreciation and amortization	945	596
Stock-based compensation	902	1,425
Changes in operating assets and liabilities:
Accounts receivable, net	1,537	(2,057)
Prepaid expenses and other assets	60	(339)
Accounts payable and accrued liabilities	640	292
Deferred revenue	3,333	(138)
Deferred rent	2	(22)

Net cash provided by operating activities	4,737	1,798

Cash flows from investing activities:
Purchases of equipment and furniture	(278)	(608)
Acquisition of TestQuest assets and associated capitalized costs	(43)	(2,319)
Purchases of investments	—	(700)
Maturities of investments	750	4,650
Proceeds from sale of patents	—	300
Proceeds from reduction of restricted cash	—	150

Net cash provided by investing activities	429	1,473

Cash flows from financing activities:
Proceeds from exercise of stock options	10	117

Net cash provided by financing activities	10	117

Effect of exchange rate changes on cash	39	(62)

Net increase in cash and cash equivalents	5,215	3,326
Cash and cash equivalents, beginning of year	7,703	4,377

Cash and cash equivalents, end of year	$12,918	$7,703

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (BSQUARE), a Washington corporation, and its subsidiaries (collectively, “the Company”) provide software and engineering services to companies that develop smart devices and to companies that assist others in developing smart devices. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. The Company primarily focuses on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of several acquisitions, coupled with a strategic intent to broaden the Company’s market focus, the Company will provide software and engineering services to customers developing devices utilizing other operating systems such as Android, Linux and Symbian.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used for, but not limited to, recognizing revenue, assessing the adequacy of the allowance for doubtful accounts, estimating the percentage-of-completion on fixed price service contracts, and estimating the realization of deferred tax assets among other things. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Income (Loss) Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Restricted stock awards are considered outstanding and included in the computation of basic income per share when the restrictions of the awards expire and the awards are no longer forfeitable. Restricted stock units, which vest over a period of two to four years, are included in the basic share count only when vested. Shares excluded from the calculation of diluted income per share because the effect would have been anti-dilutive were 0 for 2009, and 700,000 for 2008, respectively.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income per share (in thousands):

	2009	2008
Weighted average shares outstanding for basic income (loss) per share	10,097	10,023
Dilutive effect of common stock equivalent shares	—	370

Weighted average shares outstanding for diluted income (loss) per share	10,097	10,393

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market accounts.

Restricted Cash

Restricted cash represents deposits held at a financial institution as security for an outstanding letter of credit expiring in 2014 related to the Company’s headquarters lease obligation.

Long-term Investments

Long-term investments consist of auction rate securities (“ARS”), which are recorded at their estimated fair value.

Financial Instruments and Concentrations of Risk

Financial instruments are comprised of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value.

Allowance for Doubtful Accounts

Accounts receivable balances are net of an estimated allowance for doubtful accounts. Credit evaluations of customers’ financial condition are ongoing and collateral is not generally required. Estimates of the collectability of accounts receivable are used to records an allowance for doubtful accounts. Many factors are used when evaluating the allowance for doubtful accounts, including analysis of accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimated reserve.

Equipment, Furniture and Leasehold Improvements

Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over estimated useful lives as follows:

Computer equipment and software	3 years
Office furniture and equipment	3 – 5 years

Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives, ranging from 2 to 10 years. Maintenance and repairs costs are expensed as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the statement of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of asset acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is provided on the straight-line method over estimated useful lives as follows:

Acquired technology	2 – 5 years
Customer relationships	8 years
Tradenames and trademarks	4 years

When facts and circumstances indicate that the value of long lived intangible assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the long lived intangible asset to projected undiscounted future cash flows. Upon indication that the carrying value of such long lived intangible assets may not be recoverable, an impairment loss is recognized as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Software Development Costs

No software development costs have been capitalized due to being immaterial.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $149,000 in 2009 and $142,000 in 2008.

Stock-Based Compensation

Compensation expense associated with stock options and other forms of equity compensation are recognized using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all stock options.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss refers to revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss). Accumulated other comprehensive loss is comprised of foreign currency translation adjustments resulting from the Company’s subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses, net of tax as applicable, on investments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2009	2008
Unrealized loss on investments	$(308)	$(568)
Foreign currency translation	(438)	(480)

Accumulated other comprehensive loss	$(746)	$(1,048)

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

Revenue Recognition

The Company recognizes revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents, and time records are generally used to verify delivery. The Company assesses whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, the Company will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. The Company does defer costs associated with these uncontracted engagements even though the underlying contract might be signed prior to the Company reporting its results.

The Company recognizes software revenue upon shipment provided that no significant obligations remain on its part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage of completion method. The Company uses the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of the Company’s fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. The Company relies on estimates of total expected hours as a measure of performance in order to determine the amount of revenue to be recognized. Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported by the Company; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

When engineering services and royalties are contained in a single arrangement, the Company recognizes revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. The Company recognizes royalty revenue, classified as software revenue, when the royalty report from the customer is received or when such royalties are contractually guaranteed and the revenue recognition criteria are met, particularly that collectability is reasonably assured.

Recently Issued Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605-25, Revenue Recognition —Multiple-Element Arrangements. Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available we may now estimate the proportion of the selling price attributable to each deliverable. The Company does enter into arrangements in which a customer purchases a combination of software licenses, engineering services and PCS, the accounting of which may be affected by the adoption of this standard. However, the Company cannot reasonably estimate the effect of adopting this standard on future financial periods as the impact will vary based on actual volume of activity under these types of revenue arrangements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.

2.	Cash, Cash Equivalents, Long-term Investments and Restricted Cash

The Company’s cash, cash equivalents, long term investments and restricted cash consist of the following (in thousands):

	December 31,
	2009	2008
Cash and cash equivalents:
Money market funds	$12,101	$6,624
Demand deposits	817	1,079

	$12,918	$7,703

Long-term investments:
Auction rate securities	$4,189	$4,679

Restricted cash:
Commercial time deposits	$900	$900

The Company’s long-term investments consist entirely of ARS. ARS are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS historically trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. These investments are currently illiquid and the Company is unable to determine with any certainty when these investments will become liquid. The liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in a secondary market.

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

The Company obtained an independent valuation of its ARS as of December 31, 2009, and determined the fair value to be $4.2 million, as compared to par value of $4.9 million. As a result, the Company has adjusted the carrying value of its ARS downward by $686,000 as of December 31, 2009. Of this amount, $378,000 was deemed to be other-than-temporary during 2008, and was recorded as a charge to interest and other income, net during that period. The remainder of the valuation allowance has been deemed to be temporary and recorded in accumulated other comprehensive loss. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

ARS have been classified as long-term investments due to the uncertainty regarding these investments will be liquidated. Fair value measurements of the Company’s ARS as of December 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,698	$3,698
Closed-end funds	—	—	369	369
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,189	$4,189

The following table reconciles the beginning and ending balances for auction rate securities using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2008	$3,603	$954	$122	$4,679
Redemptions at par	(75)	(675)	—	(750)
Reversal of unrealized loss due to sale of security	6	58	—	64
Reversal of unrealized loss due to increase in valuation	164	32		196

Balance at December 31, 2009	$3,698	$369	$122	$4,189

3.	Equipment, Furniture and Leasehold Improvements

Major components of equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2009	2008
Computer equipment and software	$3,452	$3,190
Office furniture and equipment	1,321	1,309
Leasehold improvements	633	624

	5,406	5,123
Less: accumulated depreciation and amortization	(4,583)	(4,142)

	$823	$981

Depreciation expense of equipment, furniture and leasehold improvements was $384,000 in 2009 and $456,000 in 2008.

4.	Business Combinations

In November 2008, the Company entered into an agreement to purchase certain assets from TestQuest, Inc. (“TestQuest”) in exchange for approximately $2.1 million in cash, after permitted adjustments, and the assumption of certain obligations. The Company primarily purchased intellectual property and accounts receivable, and assumed certain contracts. The transaction was accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities were recorded at their estimated fair values. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $1.9 million which was attributed to acquired technology, customer relationships and tradenames and trademarks. The weighted average amortization period assigned to the acquired intangible assets is approximately 62 months.

5.	Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology acquired from TestQuest in November 2008 and from NEC Corporation of America in December 2007. The following table presents the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	December 31,
	2009	2008
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,115
Accumulated amortization	(647)	(140)

Net book value	$1,511	$1,975

As of December 31, 2009, 83% of the gross carrying value represents acquired technology while 79% of the net book value represents acquired technology. Amortization expense was $506,000 and $89,000 for 2009 and 2008 respectively. Amortization in future periods is expected to be as follows (in thousands):

2010	$464
2011	334
2012	330
2013	278
2014	37
Thereafter	68

Total	$1,511

6.	Income Taxes

Income (loss) before taxes consists of the following (in thousands):

	2009	2008
U.S.	$(2,215)	$957
Foreign	(543)	1,128

Total	$(2,758)	$2,085

Income tax expense (benefit) consists of the following (in thousands):

	2009	2008
Federal	$(26)	$55
State and local	—	—
Foreign	(50)	67

Total	$(76)	$122

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2009	2008
Deferred income tax assets:
Depreciation and amortization	$1,294	$1,322
Accrued expenses and reserves	716	569
Net operating loss carryforwards	22,728	22,211
Capital loss carryforward	135	135
Research and development credit carryforward	2,264	2,168
Stock-based compensation	495	492
Other	110	107

Gross deferred tax assets	27,742	27,004
Less: valuation allowance	(27,742)	(27,004)

Net deferred tax assets	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	2009	2008
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax Credits	4.8	0.0
State Income Tax	1.9	3.1
International operations	(0.5)	2.8
Incentive stock options	(9.1)	0.0
Capital loss expiration	0.0	112.7
Valuation allowance	(27.5)	(149.9)
Other, net	(0.7)	3.2

	2.9%	5.9%

The Company has provided a full valuation allowance on its deferred tax assets because of the uncertainty regarding their realizability. The valuation allowance decreased $0.1 million in 2009 and $3.1 million in 2008. At December 31, 2009, the Company had approximately $66.8 million of net operating loss carryforwards and $2.3 million of tax credit carryforwards, which begin to expire in 2022. Utilization of these net operating losses and tax credits may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended. Events which cause limitations in the amount of net operating losses and tax credits that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During 2009 and 2008 the Company recognized no interest or penalties.

The Company continually evaluates whether it has established a nexus in new jurisdictions. The Company analyzed tax exposure, but does not currently believe that any individual claim or aggregate claims that might arise, including the right of offsets from customers, will ultimately have a material effect on its consolidated results of operations, financial position or cash flows.

With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

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

Under the terms of the Company’s corporate headquarters lease signed in February 2004, if the Company defaults under its lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $1.1 million at December 31, 2009 and decreases on the straight-line basis over the length of the lease, which expires in 2014.

Rent expense was $1.5 million in 2009 and $1.2 million in 2008.

As of December 31, 2009, the Company had $900,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2009 are as follows (in thousands):

2010	$1,237
2011	1,064
2012	1,079
2013	1,089
2014	770
Thereafter	—

Total commitments	$5,239

Legal Proceedings

IPO Litigation

In Summer and early Fall 2001, four shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former officers and directors (the “Individual Defendants”), and the underwriters of the Company’s initial public offering (the “Underwriter Defendants”). The complaints were consolidated into a single action and a Consolidated Amended Complaint, which was filed on April 19, 2002. The operative complaint alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The suit purported to be a class action filed on behalf of purchasers of the Company’s common stock during the period from October 19, 1999 to December 6, 2000. The plaintiffs alleged that the Underwriter Defendants agreed to allocate stock in the Company’s initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The plaintiffs alleged that the prospectus for the Company’s initial public offering was false and misleading in violation of the securities laws because the Company did not disclose these arrangements. The action sought damages in an unspecified amount. On December 5, 2006, the Second Circuit Court of Appeals vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the parties in the Company’s case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the district court granted final approval of the settlement. Three objectors filed a petition to the Second Circuit seeking permission to appeal the district court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the district court’s order certifying classes in the focus cases. Six notices of appeal have also been filed, including one notice filed by the group of objectors that filed the petition to appeal. Following the district court’s final approval of the settlement, the Company determined that it is unlikely that the Company will be liable for any damages that will not be paid for by the Company’s insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

8.	Shareholders’ Equity

Stock Options

The Company adopted a Stock Option Plan (the “Plan”), under which non-qualified stock options may be granted with a fixed exercise price that is typically fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock, and restricted stock units. The Plan allows for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all stock options. The impact on the Company’s results of operations of recording stock-based compensation expense was as follows (in thousands):

	2009	2008
Cost of revenue—service	$321	$410
Selling, general and administrative	534	934
Research and development	47	81

Total	$902	$1,425

Stock-based compensation expense reduced net income by $902,000 and diluted income per share by $0.09 in 2009 and reduced net income by $1.4 million and diluted income per share by $0.14 in 2009.

Key Assumptions

The fair value of the Company’s equity awards, primarily its stock option grants, was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following weighted average assumptions:

	2009	2008
Dividend yield	0%	0%
Expected life	4.4 years	4.4 years
Expected volatility	72%	76%
Risk-free interest rate	1.8%	2.5%
Estimated forfeitures	18%	21%

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

Estimated Forfeitures: Estimated forfeitures represents the Company’s historical forfeitures and considers termination behavior as well as analysis of actual option forfeitures.

Stock Option Activity

The following table summarizes stock option activity under the Plan for 2008 and 2009:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,886,717	4.36
Granted at fair value	297,500	4.02
Exercised	(46,507)	2.52
Forfeited	(68,495)	2.92
Expired	(39,419)	11.26

Outstanding at December 31, 2008	2,029,796	$4.27	6.53	$103,000
Granted at fair value	249,400	2.37
Exercised	(5,023)	2.05
Forfeited	(54,403)	3.38
Expired	(48,300)	15.53

Outstanding at December 31, 2009	2,171,470	$3.83	5.62	$213,000

Vested and expected to vest at December 31, 2009	1,948,800	$3.88	5.51	$196,000

Exercisable at December 31, 2009	1,628,966	$4.01	5.38	$170,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at December 31, 2009. The Company issues new shares of common stock upon exercise of stock options.

At December 31, 2009, total compensation cost related to stock options granted to employees under the Plan but not yet recognized was $336,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years.

The following table summarizes certain information about stock options for 2009 and 2008:

	2009	2008
Weighted—average grant-date fair value for options granted during the year	$1.30	$2.75

Options in-the-money at December 31	595,831	562,738

Aggregate intrinsic value of options exercised	$2,005	$91,150

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at year end. The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Activity

In August 2007, the Company began issuing restricted stock awards to its Board of Directors. These awards are subject to forfeiture until the twelve month anniversary of the grant date. The following table summarizes restricted stock award activity under the Plan for 2008 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	21,000	$6.32
Awarded	42,000	4.29
Released	(21,000)	6.32
Forfeited	—	—

Outstanding at December 31, 2008	42,000	$4.29
Awarded	42,000	2.19
Released	(42,000)	4.29
Forfeited	—	—

Outstanding at December 31, 2009	42,000	$2.19

At December 31, 2009, total compensation cost related to restricted stock awards granted under the Plan but not yet recognized was $41,000. This cost will be amortized on the straight-line method over a period of approximately 0.5 years.

In December 2007, the Company began issuing restricted stock units to employees. These awards are subject to forfeiture for a period of two to four years. The following table summarizes restricted stock unit activity under the Plan for 2008 and 2009:

	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	94,728
Awarded	26,717
Released	(32,107)
Forfeited	(16,575)

Outstanding at December 31, 2008	72,763	1.46	$172,000
Awarded	73,000
Released	(29,494)
Forfeited	(8,815)

Outstanding at December 31, 2009	107,454	1.52	$269,000

Expected to vest at December 31, 2009	69,246	1.31	$173,116

At December 31, 2009, total compensation cost related to restricted stock units granted under the Plan but not yet recognized was $141,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.5 years.

Common Stock Reserved for Future Issuance

The Company had the following shares of common stock reserved for future issuance:

	December 31,
	2009	2008
Stock options outstanding	2,171,470	2,029,796
Restricted stock units outstanding	111,397	72,763
Stock options available for future grant	321,543	302,740

Common stock reserved for future issuance	2,604,410	2,405,299

9.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

The Company has a Profit Sharing and Deferred Compensation Plan (Profit Sharing Plan) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate. In 2008, the Company elected to match the participants’ contributions to the Profit Sharing Plan up to a certain amount, however the Company temporarily suspended matching participant contributions in February 2009. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. The Company made matching contributions of $51,000 in 2009 and $353,000 in 2008. The Company has not made a decision whether or when the Company match will be reinstituted.

10.	Supplemental Disclosure of Cash Flow Information (in thousands)

	2009	2008
Cash paid for income taxes	$72	$116

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

11.	Significant Risk Concentrations

Significant Customer

The Ford Motor Company (“Ford”) accounted for $14.9 million, or 23%, of total revenue in 2009. No other customer accounted for 10% or more of total revenue in 2009. Ford accounted for $6.8 million, or 10%, of total revenue in 2008. No other customer accounted for 10% or more of total revenue in 2008. The current project with Ford is expected to be completed in the second quarter of 2010, and has $3.9 million of revenue remaining to be recognized as of December 31, 2009.

As of December 31, 2009, Ford had an accounts receivable balance of $2.4 million, or 26% of total accounts receivable, substantially all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable as of December 31, 2009. Ford had an accounts receivable balance of $3.7 million, or 34% of total accounts receivable, as of December 31, 2008. No other customer accounted for 10% or more of total accounts receivable as of December 31, 2008.

Significant Supplier

The Company has an OEM Distribution Agreement (“ODA”) with Microsoft, which enables the Company to sell Microsoft Windows Embedded operating systems to its customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of the Company’s revenue. If the ODA were terminated, the Company’s software revenue and resulting gross profit would decrease significantly. The ODA is currently renewable semi-annually, and there is no automatic renewal provision in the agreement. The ODA will expire on June 30, 2010.

The Company signed an additional distribution agreement (the “Winmo ODA”) with Microsoft in November 2009, under which the Company is licensed to sell Microsoft Windows Mobile operating systems and related applications such as Microsoft’s Office Mobile. This agreement will expire in November 2010. The Company did not generate any revenue from the sales of Windows Mobile operating systems, or related products, in 2009.

12.	Geographic and Segment Information

The Company has one operating segment, software and services delivered to smart device makers.

The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	2009	2008
Total revenue:
North America	$60,948	$60,611
Asia	2,787	4,534
Other foreign	644	612

Total revenue (1)	$64,379	$65,757

	December 31,
	2009	2008
Long-lived assets:
North America	$2,231	$2,808
Asia	103	148

Total long-lived assets	$2,334	$2,956

(1)	Revenue is attributed to countries based on location of customer invoiced.

13.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2009 and 2008:

	Condensed Consolidated Statements of Operations 2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$16,677	$16,114	$16,399	$15,189
Gross profit	4,432	4,405	3,402	1,163
Income (loss) from operations	(244)	384	70	(3,107)

Net income (loss)	$(90)	$348	$71	$(3,011)

Basic income (loss) per share	$(0.01)	$0.03	$0.01	$(0.30)

Diluted income (loss) per share	$(0.01)	$0.03	$0.01	$(0.30)

Shares used in calculation of income (loss) per share:
Basic	10,086	10,110	10,126	10,106

Diluted	10,086	10,191	10,265	10,106

	Condensed Consolidated Statements of Operations 2008
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$17,058	$15,426	$16,202	$17,071
Gross profit	4,541	3,721	4,433	4,465
Income (loss) from operations	888	177	1,105	(128)

Net income (loss)	$931	$255	$1,147	$(370)

Basic income (loss) per share	$0.09	$0.03	$0.11	$(0.04)

Diluted income (loss) per share	$0.09	$0.02	$0.11	$(0.04)

Shares used in calculation of income (loss) per share:
Basic	9,977	10,011	10,039	10,063

Diluted	10,149	10,253	10,103	10,063

	Condensed Consolidated Balance Sheets 2009
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$9,302	$6,210	$10,475	$12,918
Accounts receivable, net	10,123	14,285	12,092	9,192
Total current assets	20,177	21,057	23,242	22,758
Long-term investments	4,621	4,692	4,199	4,189
Total assets	28,570	29,355	30,866	30,271
Accounts payable	1,862	2,184	3,046	2,898
Other accrued expenses	3,968	3,942	4,242	4,058
Accrued compensation	2,056	1,795	1,592	1,837
Total current liabilities	9,108	9,171	10,372	12,486
Common stock	122,892	123,105	123,292	123,572
Accumulated deficit	(102,760)	(102,412)	(102,341)	(105,352)
Total shareholders’ equity	19,147	19,861	20,165	17,474
Total liabilities and shareholders’ equity	28,570	29,355	30,866	30,271

	Condensed Consolidated Balance Sheets 2008
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$6,695	$8,958	$9,158	$7,703
Accounts receivable, net	9,837	9,068	10,310	10,726
Total current assets	17,601	18,656	20,704	19,132
Long-term investments	7,950	6,525	5,434	4,679
Total assets	27,678	27,315	28,317	27,758
Accounts payable	3,332	3,103	2,527	2,925
Other accrued expenses	3,927	3,045	3,477	3,057
Accrued compensation	1,678	1,555	1,782	1,636
Total current liabilities	9,886	8,812	8,842	8,507
Common stock	121,535	121,941	122,319	122,660
Accumulated deficit	(103,702)	(103,447)	(102,300)	(102,670)
Total shareholders’ equity	17,467	18,186	19,162	18,942
Total liabilities and shareholders’ equity	27,678	27,315	28,317	27,758

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2010 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2009 and 2008.

B.	Consolidated Statements of Operations for 2009 and 2008.

C.	Consolidated Statements of Shareholders’ Equity for 2009 and 2008.

D.	Consolidated Statements of Cash Flows for 2009 and 2008.

2.	Financial Statement Schedules.

The following financial statement schedule is filed as part of this report:

A.	Schedule II—Valuation and Qualifying Accounts.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	March 25, 2010	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date:	March 25, 2010	By:	/s/ SCOTT C. MAHAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 25, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ BRIAN T. CROWLEY Brian T. Crowley	President and Chief Executive Officer (Principal Executive Officer)

/S/ SCOTT C. MAHAN Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Chairman of the Board

/S/ DONALD B. BIBEAULT Donald B. Bibeault	Director

/S/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/S/ SCOT E. LAND Scot E. Land	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (in thousands):

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written Off	Balance at End of Period
December 31, 2009	$198	$25	$—	$(22)	$201
December 31, 2008	$199	$26	$—	$(27)	$198

Auction rate securities valuation allowance (in thousands):

Year Ended	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Charged to Other Accounts (2)	Amounts Written Off	Balance at End of Period
December 31, 2009	$946	$—	$260	$—	$686
December 31, 2008	$—	$378	$568	$—	$946

(1)	Other-than-temporary impairment charges on Auction Rate Securities were recorded against interest income, net
(2)	Temporary impairment charges, and the reversal of temporary impairment charges, on auction rate securities were recorded in accumulated other comprehensive loss.

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.1*	Third Amended and Restated Stock Plan		10-K	2/19/2008	10.1	000-27687

10.1(a)*	Form of Stock Option Agreement		10-K	3/11/2005	10.1(e)	000-27687

10.1(b)*	Form of Restricted Stock Grant Agreement		10-K	2/19/2008	10.1(f)	000-27687

10.1(c)*	Form of Restricted Stock Unit Agreement		10-K	2/19/2008	10.1(g)	000-27687

10.2*	401(k) Plan		S-1/A	10/19/1999	10.3	333-85351

10.3*	Form of Indemnification Agreement		S-1	8/17/1999	10.4	333-85351

10.4	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)		S-1/A	10/19/1999	10.10	333-85351

10.5	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation		S-1/A	10/19/1999	10.11	333-85351

10.6	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE		10-K	3/2/2000	10.6	000-27687

10.7	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant		S-1/A	9/14/2000	10.14	333-45506

10.7(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant		10-Q	8/14/2003	10.14(a)	000-27687

10.8	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation		10-K	3/26/2001	10.15	000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
10.9	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation		10-Q	11/14/2002	10.16	000-27687

10.9(a)	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue LLC and BSQUARE Corporation		10-K	3/30/2004	10.16(a)	000-27687

10.9(b)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C and BSQUARE Corporation		10-K	3/30/2004	10.16(b)	000-27687

10.10++	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of October 1, 2006		10-Q	11/9/2006	10.18	000-27687

10.10(a)++	OEM Distribution Agreement for Software Products for Embedded Systems between BSQUARE Corporation and Microsoft Licensing, GP dated effective as of July 1, 2008		10-Q	11/12/2008	10.18(d)	000-27687

10.11	Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation		10-K	3/30/2004	10.19	000-27687

10.12*	Employment Agreement between Scott C. Mahan and BSQUARE Corporation		10-K	3/30/2004	10.20	000-27687

10.13*	Employment Agreement between Carey E. Butler and BSQUARE Corporation		10-K	3/30/2004	10.21	000-27687

10.14*	Employment Agreement between Brian T. Crowley and BSQUARE Corporation		10-Q	5/12/2005	10.23	000-27687

10.15*	Employment offer letters, as amended, between Larry Stapleton and BSQUARE Corporation		10-K	3/10/2006	10.25	000-27687

10.16*	Employment offer letter between Rajesh Khera and BSQUARE Corporation		10-K	2/19/2008	10.26	000-27687

10.17++	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2009		10-Q	8/6/2009	10.18	000-27687

10.18+	Hardware Design and Systems Integration Services Global Terms and Conditions between Ford Motor Company and BSQUARE Corporation dated December 30, 2009	X

21.1	Subsidiaries of the registrant	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
++	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement.