Form 10-Q
period 2010-03-31
BSQUARE CORP /WA
filed 2010-05-13
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2010: 10,184,797

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,983	$12,918
Accounts receivable, net of allowance for doubtful accounts of $201 at March 31, 2010 and at December 31, 2009	10,138	9,192
Prepaid expenses and other current assets	688	648
Short-term investments	469	—

Total current assets	22,278	22,758
Long-term investments	3,493	4,189
Equipment, furniture and leasehold improvements, net	752	823
Intangible assets, net	1,384	1,511
Restricted cash	875	900
Other non-current assets	88	90

Total assets	$28,870	$30,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,271	$2,898
Other accrued expenses	5,875	4,058
Accrued compensation	1,705	1,837
Deferred revenue	3,214	3,693

Total current liabilities	14,065	12,486
Deferred rent	294	311
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,173,827 shares issued and outstanding at March 31, 2010 and 10,162,589 shares issued and outstanding at December 31, 2009	123,740	123,572
Accumulated other comprehensive loss	(437)	(746)
Accumulated deficit	(108,792)	(105,352)

Total shareholders’ equity	14,511	17,474

Total liabilities and shareholders’ equity	$28,870	$30,271

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Software	$12,012	$8,298
Service	4,933	8,379

Total revenue	16,945	16,677

Cost of revenue:
Software	9,645	6,307
Service (1)	6,118	5,938

Total cost of revenue	15,763	12,245

Gross profit	1,182	4,432
Operating expenses:
Selling, general and administrative (1)	3,136	3,295
Research and development (1)	907	1,381

Total operating expenses	4,043	4,676

Loss from operations	(2,861)	(244)
Interest and other income (expense), net	(488)	114

Loss before income taxes	(3,349)	(130)
Income tax benefit (expense)	(91)	40

Net loss	$(3,440)	$(90)

Basic and diluted loss per share	$(0.34)	$(0.01)

Shares used in calculation of basic and diluted loss per share	10,127	10,086

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue — service	$73	$74
Selling, general and administrative	78	154
Research and development	9	(1)

Total stock-based compensation expense	$160	$227

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,440)	$(90)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on investments	510	—
Depreciation and amortization	237	244
Stock-based compensation	160	227
Changes in operating assets and liabilities:
Accounts receivable, net	(947)	578
Prepaid expenses and other assets	(35)	(48)
Accounts payable and accrued liabilities	2,057	270
Deferred revenue	(482)	333
Deferred rent	(17)	6

Net cash provided by (used in) operating activities	(1,957)	1,520
Cash flows from investing activities:
Purchases of equipment and furniture	(38)	(77)
Proceeds from reduction of restricted cash	25	—
Maturities of investments	25	125

Net cash provided by investing activities	12	48
Cash flows from financing activities - proceeds from exercise of stock options	8	5

Net cash provided by financing activities	8	5
Effect of exchange rate changes on cash	2	26

Net increase (decrease) in cash and cash equivalents	(1,935)	1,599
Cash and cash equivalents, beginning of period	12,918	7,703

Cash and cash equivalents, end of period	$10,983	$9,302

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (“BSQUARE”), a Washington corporation, and its subsidiaries (collectively, “the Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE Corporation and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements include all material adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and its operating results and cash flows for the three months ended March 31, 2010 and 2009. The accompanying financial information as of December 31, 2009 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes and estimates of progress on professional service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances have been eliminated.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements. Under this standard, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available the Company may now estimate the proportion of the selling price attributable to each deliverable. The Company does enter into arrangements in which a customer purchases a combination of software licenses, engineering services and PCS, the accounting of which may be affected by the adoption of this standard. However, the Company cannot reasonably estimate the effect of adopting this standard on future financial periods as the impact will vary based on actual volume of activity under these types of revenue arrangements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company decided to adopt this standard early on January 1, 2010. There was no impact upon adoption of ASU 2009-13 to our financial position or result of operations.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. The Company adopted ASU 2010-6 on January 1, 2010. There was no impact upon adoption of ASU 2010-6 to our financial position or results of operations.

Other new pronouncements issued as of but not effective until after March 31, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

Subsequent Events

The Company has evaluated subsequent events and transactions through May 13, 2010 for potential recognition or disclosure in the financial statements.

Income (Loss) Per Share

Basic income (or loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Restricted stock awards are considered outstanding and included in the computation of basic income per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units, which vest over a period of two to four years, are considered outstanding and included in the computation of basic income per share only when vested.

2. Investments

The Company’s short-term and long-term investments consist entirely of auction rate securities (“ARS”) as follows (in thousands):

	December 31,
	2009	2008
Investments:
Short-term investments	$469	$—
Long-term investments	3,493	4,189

Total investments	$3,962	$4,189

ARS are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS historically trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. The liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in an inactive secondary market. Redemptions of the Company’s ARS were $25,000 and $125,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Prior to February 2008, the fair value of the Company’s ARS approximated par value due to the frequent resets through the auction process. While the ARS continue to earn interest at the maximum contractual rate, there is no active market for these investments, and therefore these investments do not currently have a readily determinable market value.

Due to the lack of observable market quotes on the ARS, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: secondary market bids on various securities, relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities. Based on these inputs, the Company estimated the fair value of its ARS to be $4.0 million, as compared to a par value of $4.9 million.

In March 2010, the Company reached a decision to liquidate its portfolio of ARS. This liquidation will likely occur on the relatively inactive secondary market for ARS where bids can vary greatly within a short time frame and be difficult to predict. In prior periods, it was assumed that the ARS would be held until they were redeemed at full par value by the issuers, or until the underwriters and/or secondary offerors settled. As the Company no longer believes that it will realize full par value from its ARS portfolio, the carrying value of its ARS was adjusted downward by $888,000 as of March 31, 2010, which was deemed to be an other-than-temporary adjustment. Of this amount, $378,000 was deemed to be other than-temporary during 2008, and was recorded as a charge to interest and other income (expense), net during that period. The remainder of this amount was deemed to be other-than-temporary during the three months ended March 31, 2010 and was recorded as a $510,000 charge to interest and other income, net during that period. Of the $510,000, $308,000 had previously been considered a temporary adjustment to the carrying value of the assets and had been recorded in accumulated other comprehensive loss.

ARS have primarily been classified as long term investments due to the uncertainty as to when these investments will be liquidated, particularly given the secondary market is not particularly active and it is uncertain when the Company can obtain what it believes are reasonable offers on its ARS securities. One of the Company’s ARS holdings has been classified as short-term as of March 31, 2010 as management sold this security subsequent to March 31, 2010 at its approximate carrying value.

The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value as of March 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,504	$3,504
Closed-end funds	—	—	336	336
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$3,962	$3,962

The following table reconciles the beginning and ending balances for the Company’s ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2009	$3,698	$369	$122	$4,189
Redemptions at par	(25)	—	—	(25)
Reversal of temporary valuation allowance included in accumulated other comprehensive loss	277	31	—	308
Losses included in earnings	(446)	(64)		(510)

Balance at March 31, 2010	$3,504	$336	$122	$3,962

3. Intangible Assets

Intangible assets relate to customer relationships, trade names, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. The following table presents the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	March 31, 2010	December 31, 2009
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(774)	(647)

Net book value	$1,384	$1,511

As of March 31, 2010, 83% of the gross carrying value and 78% of the net book value represented acquired technology. Amortization expense was $128,000 and $125,000 for the three months ended March 31, 2010 and 2009 respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2010	$337
2011	334
2012	330
2013	278
2014	37
Thereafter	68

Total	$1,384

4. Stock-Based Compensation

Stock Options

The Company has a stock plan (the “Plan”) under which stock options may be granted with a fixed exercise price that is typically fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Plan may only be granted to employees of the Company, have a term of up to 10 years, and shall be granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock, and restricted stock units. The Plan allows for an automatic annual increase in the number of shares reserved for issuance during each of the Company’s fiscal years. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of the Company’s outstanding shares at the end of the previous fiscal year, (ii) an amount determined by the Company’s Board of Directors, or (iii) 375,000 shares.

Restricted Stock and Restricted Stock Unit Awards

In August 2007 the Company changed from granting stock options to its Board of Directors to granting restricted stock awards to its Board of Directors. These restricted stock awards are subject to forfeiture until the twelve-month anniversary of the grant date. In December 2007, the Company began issuing restricted stock units to employees. These awards vest over a predetermined period, generally from two to four years.

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards. The impact on the Company’s results of operations of recording stock-based compensation expense for the three months ended March 31, 2009 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Cost of revenue — service	$73	$74
Selling, general and administrative	78	154
Research and development	9	(1)

Total stock-based compensation expense	$160	$227

Per diluted share	$0.02	$0.02

At March 31, 2010, total compensation cost related to stock options granted under the Plan but not yet recognized was $322,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.5 years and will be adjusted for subsequent changes in estimated forfeitures.

At March 31, 2010, total compensation cost related to restricted stock awards granted under the Plan but not yet recognized was $43,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

At March 31, 2010, total compensation cost related to restricted stock units granted under the Plan but not yet recognized was $106,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately one year.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	71%	71%
Risk-free interest rate	2.0%	1.5%
Estimated forfeitures	16%	19%

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

Stock Option Activity

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,171,470	$3.83
Granted at fair value	70,000	2.40
Exercised	(2,500)	2.10
Forfeited	(70,126)	3.59
Expired	(2,125)	3.99

Outstanding at March 31, 2010	2,166,719	$3.79	5.15	$77,000

Vested and expected to vest at March 31, 2010	1,963,081	$3.85	4.99	$72,000

Exercisable at March 31, 2010	1,673,960	$3.99	4.75	$67,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at March 31, 2010. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended March 31,
	2010	2009
Weighted-average grant-date fair value of option grants for the period	$1.54	$1.20

Options in-the-money at period end	321,814	19,042

Aggregate intrinsic value of options exercised	$2,000	$1,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Plan for the three months ended March 31, 2010:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	42,000	$2.19
Awarded	10,500	2.44
Released	(10,500)	1.70
Forfeited	—	—

Outstanding at March 31, 2010	42,000	$2.38	0.52	$97,440

The following table summarizes restricted stock unit activity under the Plan for the three months ended March 31, 2010:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	107,454	$3.64
Awarded	—	—
Released	(9,208)	4.18
Forfeited	(10,136)	3.39

Outstanding at March 31, 2010	88,110	$3.62	1.42	$204,000

Vested and expected to vest at March 31, 2010	55,168	$3.43	1.28	$128,000

5. Other Comprehensive Income

Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s accumulated other comprehensive loss as of March 31, 2010, and December 31, 2009, is comprised of foreign currency translation adjustments resulting from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses, net of tax as applicable, on the Company’s investments.

The components of other comprehensive income were as follows (in thousands):

	Three Months ended March 31,
	2010	2009
Reversal of unrealized loss on investments	$308	$—
Unealized gain on investments	—	67
Foreign currency translation gain (loss)	1	(4)

Other comprehensive income	$309	$63

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

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $1.1 million at March 31, 2010, and decreases on a straight-line basis over the term of the lease, which expires in 2014.

Rent expense was $394,000 for the three months ended March 31, 2010 and $378,000 for the three months ended March 31, 2009. As of March 31, 2010, the Company had $875,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at March 31, 2010 were as follows (in thousands):

Operating leases:
Remainder of 2010	$915
2011	1,064
2012	1,079
2013	1,089
2014	770

Total commitments	$4,917

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

7. Segment Information

The Company has one operating segment — software and services delivered to smart device makers. The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended March 31,
	2010	2009
Total revenue:
North America	$15,434	$16,039
Asia	1,130	463
Other foreign	381	175

Total revenue (1)	$16,945	$16,677

	March 31, 2010	December 31, 2009
Long-lived assets:
North America	$2,042	$2,231
Asia	94	103

Total long-lived assets	$2,136	$2,334

(1)	Revenue is attributed to countries based on location of the customers invoiced.

8. Significant Risk Concentrations

Significant Customer

The Ford Motor Company (“Ford”) accounted for $2.3 million, or 14%, of total revenue for the three months ended March 31, 2010. No other customer accounted for 10% or more of total revenue for the months ended March 31, 2010. Ford accounted for $5.2 million, or 31%, of total revenue for the three months ended March 31, 2009. No other customer accounted for 10% or more of total revenue for the three ended March 31, 2009.

The Company has recognized a majority of its revenue associated with Ford under a contract that is expected to be completed during the three months ending June 30, 2010, and is currently seeking additional funds from Ford for project overruns that the Company believes Ford is obligated to pay under this contract. However, as of the filing date of this Quarterly Report on Form 10-Q, no additional funds have been committed to by Ford for this contract and management is unable to reliably estimate the amounts that Ford will agree to pay, if any. Without any additional funds from Ford, the Company estimates that the current contract with Ford will generate a loss of $390,000 over its remaining term. The Company has therefore recognized this loss during the three months ended March 31, 2010.

Ford had an accounts receivable balance of $1.7 million, or 17% of total accounts receivable, as of March 31, 2010. Of this balance $1.3 million was past due as of March 31, 2010, substantially all of which was collected subsequent to March 31, 2010. No other customer accounted for 10% or more of total accounts receivable as of March 31, 2010. Ford had an accounts receivable balance of $2.8 million, or 28% of total accounts receivable, as of March 31, 2009, which was subsequently collected, and no other customer accounted for 10% or more of total accounts receivable as of March 31, 2009.

Significant Supplier

The Company has an OEM Distribution Agreement (“ODA”) with Microsoft, which enables the Company to sell Microsoft Windows Embedded operating systems to its customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of the Company’s revenue. If the ODA were terminated, the Company’s software revenue and resulting gross profit would decrease significantly. The ODA is typically renewed annually or semi-annually, and there is no automatic renewal provision in the agreement. The ODA will expire on June 30, 2010.

The Company signed an additional distribution agreement with Microsoft in November 2009, under which the Company is licensed to sell Microsoft Windows Mobile operating systems and related applications such as Microsoft’s Office Mobile. This agreement will expire in November 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). In some cases, readers can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Judgments

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, recognizing revenue, assessing the adequacy of the allowance for doubtful accounts, estimating the percentage-of-completion on fixed price service contracts, and estimating the realization of deferred tax assets among other things. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies” in our Annual Report on Form 10-K for the

year ended December 31, 2009. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with these uncontracted engagements even though the underlying contract might be signed prior to the reporting of our results.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred upon project completion. Revisions to hour and cost estimates are incorporated in the period in which the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (“PCS”). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. If VSOE has not been established, we may estimate the proportion of the selling price attributed to each delivered element. Accordingly, the judgments involved in assessing VSOE have an impact on the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Investments

Investments are reviewed quarterly for indicators of impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If an asset is determined to be impaired, we determine whether the impairment is temporary or other-than-temporary by evaluating, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statement of operations. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient future taxable income. Because we generated a net loss for the last fiscal year, and the current economic climate calls into question our ability to generate net income with certainty in the near future, we continued to maintain a full valuation allowance on our deferred tax assets as of March 31, 2010.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of the resulting withholding taxes. Further, we make sales in many jurisdictions across the United States, where tax regulations are increasingly becoming more aggressive and complex. We must make assumptions about whether nexus has been established, and if so what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Percentage of Total Revenue for the Three Months Ended March 31,
	2010	2009
Consolidated Statements of Operations Data
Revenue:
Software	71%	50%
Service	29	50

Total revenue	100	100

Cost of revenue:
Software	57	38
Service	36	35

Total cost of revenue	93	73

Gross profit	7	27
Operating expenses:
Selling, general and administrative	19	20
Research and development	5	8

Total operating expenses	24	28

Loss from operations	(17)	(1)
Interest and other income (expense), net	(3)	1

Loss before income taxes	(20)	0
Income tax benefit (expense)	(0)	0

Net loss	(20)%	0%

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

Our revenue is generated by the sale of software, both our own proprietary software and software from third-parties, and the sale of engineering services. Total revenue increased $268,000, or 2%, to $16.9 million during the three months ended March 31, 2010, from $16.7 million in the year ago period. This increase was driven by higher sales of third-party software, offset in part by a decline in service revenue.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consisted principally of operations in Taiwan. We also have established minor sales and/or support presences in Japan, China, India, and the United Kingdom. Revenue from customers located outside of North America was $1.5 million during the three months ended March 31, 2010, or 9% of total revenue, an increase from $637,000, or 4% of total revenue, in the year ago period. This international growth was attributable to sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region, following the signing of a new Distribution Agreement (the “Winmo ODA”) in November 2009, under which we are licensed to sell Microsoft Windows Mobile operating systems on a worldwide basis. Service revenue in the APAC region increased as well as economic conditions improved over the prior year. Service revenue in Europe also increased as our sales presence, established in late 2008, has begun to produce results.

Software revenue

Software revenue consists of sales of third-party software and sales of our own proprietary software products, which include software licenses, royalties from our software products, sales of our software development kits and smart device reference designs, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009
Software revenue:
Third-party software	$11,034	$7,337
Proprietary software	978	961

Total software revenue	$12,012	$8,298

Software revenue as a percentage of total revenue	71%	50%

Third-party software revenue as a percentage of total software revenue	92%	88%

The majority of our third-party software revenue is comprised of sales of Microsoft Embedded operating systems in North America. Because we are now selling Microsoft Windows Mobile operating systems on a world-wide basis, an increasing percentage of our third-party software sales are generated from customers located outside of North America. Third-party software revenue increased $3.7 million, or 50%, for the three months ended March 31, 2010, as compared to the year ago period. We believe that improving economic conditions in the United States led to a $2.6 million increase in Microsoft Embedded operating system sales. Microsoft Windows Mobile operating system sales were $1.2 million during the three months ended March 31, 2010, compared to zero in the year ago period, as we began selling under our Winmo ODA in November 2009.

Proprietary software revenue increased $17,000, or 2%, for the three months ended March 31, 2010, as compared to the year ago period. This increase was driven by $280,000 increase in revenue associated with our TestQuest products, offset by lower revenue from our other proprietary software products, particularly Smartbuild.

We currently expect that third-party software revenue will increase in 2010, as compared to 2009, from the anticipated stabilization of demand for Microsoft Embedded operating system sales coming off the improvement we experienced in the second half of 2009 and the first quarter of 2010. Further, we expect third-party software sales to show increased benefit from sales of Microsoft Windows Mobile operating systems. We also currently believe our proprietary software revenue will increase in 2010 as compared to 2009 as we expect TestQuest-related product revenue to continue to show improvement throughout the year. We also expect revenue associated with our Texas Instruments–related initiatives to show growth.

Service revenue

Service revenue for the three months ended March 31, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009
Service revenue	$4,933	$8,379

Service revenue as a percentage of total revenue	29%	50%

Service revenue declined $3.4 million, or 41%, during the three months ended March 31, 2010, as compared to the year ago period. This decline was primarily related to lower North American service revenue which was driven by a $2.9 million decrease in service revenue related to our project with the Ford Motor Company (“Ford”), and to a lesser extent an $889,000 decline in revenue from other North American engineering service customers.

Ford accounted for 47% and 62% of total service revenue during the three months ended March 31, 2010 and 2009, respectively. During the second quarter of 2009, we agreed to a fixed price arrangement for our current project with Ford, which resulted in a shift from recognizing revenue from time and materials to a percentage-of-completion method of revenue recognition for the remaining portion of the project. During the second half of 2009 and the first quarter of 2010, the estimated hours to complete the Ford project deliverables increased and, as a result, the amount of service revenue recognized was negatively affected. The increase in estimated hours from previous estimates also caused our effective billing rate to Ford to decline by 66% during the three months ended March 31, 2010 as compared to the year ago period. The current project with Ford is expected to be completed in the second quarter of 2010, and had $2.2 million of revenue remaining to be recognized as of March 31, 2010, assuming no additional funds are obtained from Ford to compensate us for the project overruns we have incurred and are expecting to incur in the future. While we are in active discussions with Ford to obtain additional funds, which we believe that Ford is obligated to pay, there can be no assurance that we will be successful in obtaining additional funds. To the extent we are successful, these funds would benefit revenue in future quarters.

Total North American billable hours not related to Ford declined 11% during the three months ended March 31, 2010 as compared to the prior year, due to the decline in services attributable to several large customers. Our average billing rate to North American customers other than Ford declined 22% primarily related to revenue we did not record on several service projects due to no contract being signed as of the date of our financial statements. Overall, North American service revenue not related to Ford declined $889,000 compared to the year ago period. Service revenue in the APAC region increased $106,000 during the three months ended March 31, 2010, compared to the year ago period, as the economic health in the region appears to be improving compared to the declines seen in the first half of 2009.

Given current economic conditions, it is difficult to estimate service revenue for the remainder of 2010. However, we currently estimate that Ford-related service revenue will be approximately $2.5 million in the second quarter of 2010. The current project with Ford is expected to be completed in the second quarter of 2010, and if we are unable to generate additional service revenue through new projects with Ford, through additional compensation for project overruns with Ford, or through new projects with customers other than Ford, our service revenue will decline throughout the remainder of 2010.

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

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months ended March 31,
	2010	2009
Software gross profit	$2,367	$1,991
Software gross margin	20%	24%
Service gross profit	$(1,185)	$2,441
Service gross margin	-24%	29%
Total gross profit	$1,182	$4,432
Total gross margin	7%	27%

Software gross profit and gross margin

Software gross profit increased by $376,000, or 19%, for the three months ended March 31, 2010, as compared to the year ago period, while software gross margin decreased by four percentage points. The increase in software gross profit, and the decline in gross margin, was due to an increase in sales of third-party software, primarily Microsoft Embedded and Windows Mobile operating systems, and resulting increase in related gross profit, which generated a much lower margin than our proprietary software products.

We currently expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our overall software gross margin will likely remain relatively low in the foreseeable future. Further, our third-party software gross margin may decline in the future based primarily on increased competitive pressures and/or modification of pricing and rebate programs by Microsoft. We currently expect our proprietary software gross margin to remain at relatively high levels.

Service gross profit (loss) and gross margin

Service gross profit (loss) was $(1.2 million) during the three months ended March 31, 2010, representing a decrease of $3.6 million, or 149%, from the year ago period. Our service gross margin was a negative 24%, a 53 percentage point decline from the year ago period. We have recognized a majority of the revenue associated with Ford under a contract that is expected to be completed during the second quarter of 2010, and we are currently seeking additional funds from Ford for project overruns that we believe Ford is obligated to pay us under this contract. However, as of the filing date of this Quarterly Report on Form 10-Q, no additional funds have been committed to by Ford for this contract and we are unable to reliably estimate the amounts that Ford will agree to pay us, if any. Without any additional funds from Ford, we estimate that the current contract with Ford will generate a loss of $390,000 over its remaining term. We have therefore recognized this loss during the three months ended March 31, 2010, negatively affecting our gross profit by that amount and negatively affecting our gross margin by 11 percentage points.

Without the loss contract accrual for the Ford project, service gross profit would have decreased by $3.2 million, or 133%, for the three months ended March 31, 2010, as compared to the year ago period, while service gross margin would have declined by 45 percentage points. This decrease in service gross profit was primarily due to the $2.9 million decrease in service revenue related to our project with Ford during the three months ended March 31, 2010, as compared to the year ago period. The lower gross margin on service revenue was primarily due to a year-over-year realized rate per hour decline driven primarily by the overruns on the Ford project described above.

Given current economic conditions and the uncertainties with the Ford project, it is difficult to estimate service gross profit and gross margins in future periods. If we are unable to generate additional service revenue through new projects with Ford, or other customers, our service revenue may decline in the remainder of 2010, negatively affecting our service gross profit and service gross margin. However, if we do receive additional funds from Ford under our current contract for the cost overruns referred to above, both our service gross profit and gross margin would be positively affected to the extent of the funds received.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses decreased $159,000, or 5%, to $3.1 million during the three months ended March 31, 2010, from $3.3 million in the year ago period. Selling, general and administrative expenses represented 19% of our total revenue for the three months ended March 31, 2010 and 20% for the year ago period. This decrease was primarily related to $90,000 in costs associated with the restatement of our financial statements in the year ago period, which did not recur in the current year, as well as a $76,000 decline in stock compensation expense during the three months ended March 31, 2010 as compared to the year ago period.

We currently expect general and administrative expense to increase in future periods driven by audit fees associated with our compliance with the Sarbanes-Oxley Act, as well as costs associated with new processes to implement Extensible Business Reporting Language (“XBRL”) in our public filings when required in 2011.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses decreased $474,000, or 34%, to $907,000 for the three months ended March 31, 2010, from $1.4 million for the year ago period. Research and development expenses represented 5% of our total revenue for the three months ended March 31, 2010 and 8% for the year ago period. The decline is primarily related to lower salary and related expenses as we reduced headcount in the beginning of 2009, as well as investments that were being made during the three months ended March 31, 2009 for product opportunities with Texas Instruments and other product initiatives which did not recur in the current year.

The timing and magnitude of our proprietary product investments are hard to predict, which makes it difficult for us to forecast research and development expense. However, currently, we are not anticipating any significant increase in research and development expense for the remainder of 2010.

Interest and other income (expense), net

Interest and other income (expense), net consists of interest income on our cash, cash equivalents and long-term investments, gains and/or losses we may recognize on our investments as well as the gain or loss on foreign exchange transactions. During the three months ended March 31, 2010, we recorded a $510,000 other-than-temporary impairment loss on the carrying value of our Auction Rate Security (“ARS”) investments which was recorded as a charge to interest and other income (expense), net which is the primary reason interest and other income (expense), net to declined by $602,000. We recently decided to liquidate our portfolio of ARS which will likely result in a below-par realization on our ARS. In prior periods, we had planned to hold our ARS until they were redeemed at full par value by the issuers, or until the underwriters and/or secondary offerors settled. As we no longer believe that we will realize the full par value from our ARS portfolio, the carrying value of the ARS was adjusted downward by $888,000 as of March 31, 2010, which was deemed to be an other-than-temporary adjustment. Of this amount, $378,000 was deemed to be other than-temporary during 2008, and was recorded as a charge to interest and other income (expense), net during that period. The remainder of this amount was deemed to be other-than-temporary during the three months ended March 31, 2010 and was recorded as a $510,000 charge to interest and other income (expense), net during that period.

Income tax benefit (expense)

Income tax expense was $91,000 for the three months ended March 31, 2010, compared to a $40,000 benefit for the year ago period. The increased was due to taxes generated by our Taiwan operations, compared to a benefit that was generated in the year ago period.

Liquidity and Capital Resources

As of March 31, 2010, we had $15.8 million of cash, cash equivalents, long-term investments and restricted cash, compared to $18.0 million at December 31, 2009. These balances are net of a valuation allowance recorded against our ARS of $888,000 at March 31, 2010, and $686,000 at December 31, 2009. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments further in the future. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $8.1 million at March 31, 2010 compared to $10.3 million at December 31, 2009.

Net cash used by operating activities was $2.0 million for the three months ended March 31, 2010, primarily attributable to a $3.1 million net loss, offset by $907,000 in non-cash charges, mainly $510,000 in other-than-temporary impairment on our ARS. Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2009, primarily driven by $471,000 in non-cash expenses and the positive effect of certain working capital items.

Investing activities provided cash of $12,000 for the three months ended March 31, 2010, primarily due to $25,000 in ARS redemptions and $25,000 from the maturity of other investments, offset in part by $38,000 in purchases of equipment and furniture. Investing activities provided cash of $48,000 for the three months ended March 31, 2009, primarily due to $125,000 in ARS redemptions, offset in part by $77,000 in purchases of equipment and furniture.

Financing activities generated $8,000 in cash during the three months ended March 31, 2010, and $10,000 in cash during the three months ended March 31, 2009, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $915,000 for the remaining portion of 2010, $1.1 million in 2011, $1.1 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $1.1 million at March 31, 2010, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies’ in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The following risk factors and other information in this Quarterly Report on Form 10-Q and also those discussed in our Annual Report on Form 10-K for the year-ended December 31, 2009, should be carefully considered. The risks and uncertainties described below and discussed in our most recent Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent Annual Report on Form 10-K and which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent Annual Report on Form 10-K, as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed in our most recent Annual Report on Form 10-K, as they become pertinent to our business. To the extent a risk factor that was described in our most recent Annual Report on Form 10-K is no longer considered relevant, it will be deleted in the Annual Report on Form 10-K to be filed for the year ending December 31, 2010.

Our Auction Rate Securities may be liquidated in the future at values lower than their current carrying values, or may be further impaired in the future if factors negatively affect their value, either of which would require a charge to be recorded to interest and other income (expense) which would negatively affect our results of operations.

As of March 31, 2010, we held Auction Rate Securities (“ARS”) with a par value of $4.9 million. Since February 2008, there has been a relatively illiquid market for ARS. Without active markets to quote prices of these assets, and without direct or indirect observable market-based inputs, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating the carrying value and potential impairment of these investments. Because we assessed that the carrying values of our ARS exceeded the fair values of our ARS, the carrying values were adjusted downward by $888,000 as of March 31, 2010, which was deemed to be an other-than-temporary adjustment. Of this amount, $378,000 was deemed to be other than-temporary during 2008, and was recorded as a charge to interest and other income (expense), net during that period. The remainder of this amount was deemed to be other-than-temporary during the three months ended March 31, 2010 and was recorded as a $510,000 charge to interest and other income (expense), net during that period. We have decided to liquidate our ARS, and subsequent to March 31, 2010 we liquidated the ARS holdings classified as a short-term investment in the financial statements accompanying this report. This sale was made at approximately the carrying value of the ARS, which was below its par value. We currently expect that the sales of all our ARS will be made at below their par values. This liquidation will likely occur on the relatively inactive secondary market for ARS where bids can vary greatly within a short time frame and be difficult to predict. If we liquidate some or all of our ARS in the future for less than the current carrying values it will result in a realized loss in the period sold which would negatively affect our financial position and results of operations. Further, if the secondary market for our ARS deteriorates, or if general economic conditions worsen, or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments lower in the future, which would also negatively affect our financial position and results of operations.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: May 13, 2010	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: May 13, 2010	By:	/S/ SCOTT C. MAHAN
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