Form 10-Q
period 2010-06-30
BSQUARE CORP /WA
filed 2010-08-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of July 31, 2010: 10,231,645

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A	Risk Factors	22
Item 6	Exhibits	23
EXHIBIT 10.10(b)
EXHIBIT 10.18(a)
EXHIBIT 10.18(b)
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,477	$12,918
Short-term investments	7,996	—
Accounts receivable, net of allowance for doubtful accounts of $207 at June 30, 2010 and $201 at December 31, 2009	16,781	9,192
Prepaid expenses and other current assets	493	648

Total current assets	32,747	22,758
Long-term investments	843	4,189
Restricted cash	875	900
Equipment, furniture and leasehold improvements, net	676	823
Intangible assets, net	1,256	1,511
Other non-current assets	83	90

Total assets	$36,480	$30,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,124	$2,898
Other accrued expenses	6,035	4,058
Accrued compensation	2,091	1,837
Deferred revenue	4,344	3,693

Total current liabilities	17,594	12,486
Deferred rent	276	311
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,216,799 shares issued and outstanding at June 30, 2010 and 10,162,589 shares issued and outstanding at December 31, 2009	123,886	123,572
Accumulated other comprehensive loss	(457)	(746)
Accumulated deficit	(104,819)	(105,352)

Total shareholders’ equity	18,610	17,474

Total liabilities and shareholders’ equity	$36,480	$30,271

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Software	$17,246	$7,825	$29,258	$16,123
Service	9,659	8,289	14,592	16,668

Total revenue	26,905	16,114	43,850	32,791

Cost of revenue:
Software	14,032	5,730	23,677	12,037
Service (1)	5,097	5,979	11,215	11,917

Total cost of revenue	19,129	11,709	34,892	23,954

Gross profit	7,776	4,405	8,958	8,837
Operating expenses:
Selling, general and administrative (1)	2,981	3,100	6,117	6,395
Research and development (1)	802	921	1,709	2,302

Total operating expenses	3,783	4,021	7,826	8,697

Income from operations	3,993	384	1,132	140
Other income (expense)	(5)	(10)	(493)	104

Income before income taxes	3,988	374	639	244
Income tax benefit (expense)	(15)	(26)	(106)	14

Net income	$3,973	$348	$533	$258

Basic income per share	$0.39	$0.03	$0.05	$0.03

Diluted income per share	$0.39	$0.03	$0.05	$0.03

Shares used in calculation of income per share:
Basic	10,157	10,110	10,142	10,098

Diluted	10,287	10,191	10,268	10,214

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue — service	$46	$68	$119	$142
Selling, general and administrative	62	128	140	282
Research and development	10	14	19	13

Total stock-based compensation expense	$118	$210	$278	$437

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$533	$258
Adjustments to reconcile net income to net cash used in operating activities:
Realized loss on investments	546	—
Depreciation and amortization	475	483
Stock-based compensation	278	437
Changes in operating assets and liabilities:
Accounts receivable, net	(7,586)	(3,577)
Prepaid expenses and other assets	163	144
Accounts payable and accrued liabilities	4,457	301
Deferred revenue	650	361
Deferred rent	(35)	14

Net cash used in operating activities	(519)	(1,579)
Cash flows from investing activities:
Purchases of equipment and furniture	(72)	(100)
Capitalized costs associated with TestQuest acquisition	—	(43)
Proceeds from maturities of marketable securities	1,000	—
Proceeds from sale of auction rate securities	516	175
Purchases of marketable securities	(6,404)	—
Other	25	—

Net cash provided by (used in) investing activities	(4,935)	32
Cash flows from financing activities - proceeds from exercise of stock options	36	8

Net cash provided by financing activities	36	8
Effect of exchange rate changes on cash	(23)	46

Net decrease in cash and cash equivalents	(5,441)	(1,493)
Cash and cash equivalents, beginning of period	12,918	7,703

Cash and cash equivalents, end of period	$7,477	$6,210

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (“BSQUARE”), a Washington corporation, and its subsidiaries (collectively, “the Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE Corporation and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2010 and its operating results and cash flows for the three and six months ended June 30, 2010 and 2009. The accompanying financial information as of December 31, 2009 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes and estimates of progress on professional engineering service arrangements. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances have been eliminated.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the consolidation of variable interest entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Company adopted this guidance on July 1, 2010. Adoption did not have a material impact on our consolidated financial statements.

On January 1, 2010, we prospectively adopted ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. Under this standard, we allocate revenue in arrangements with multiple deliverables using estimated selling prices if we do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Estimated selling prices are management’s best estimates of the prices that we would charge our customers if we were to sell the standalone elements separately. Adoption did not have a material impact on our financial statements.

Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of two to four years, are considered outstanding and included in the computation of basic income per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSU’s and RSA’s which are forfeitable but outstanding are included in the diluted income per share calculation as well.

2. Investments

The Company’s short-term and long-term investments consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Short-term investments:
Auction rate securities	$2,592	$—
Corporate commercial paper	900	—
Corporate notes	1,504	—
U.S. agency securities	3,000	—

Short-term investments	$7,996	$—

	June 30, 2010	December 31, 2009
Long-term investments:
Auction rate securities	$843	$4,189

Long-term investments	$843	$4,189

Total investments	$8,839	$4,189

Auction rate securities (“ARS”) are securities whose interest or dividend rate was historically reset through a Dutch Auction process, usually every 7, 28 or 35 days. ARS historically trade at par and are callable at par on any interest payment date at the option of the issuer. Although ARS were issued and rated as long-term, they were generally priced, traded and classified as short-term instruments because of the interest rate reset mechanism and the ability of the holders to sell their position at a reset date. During February 2008, the ARS auction process began to “fail” broadly throughout the market. The liquidity of these investments is contingent on redemption of the investments by the issuers, settlement by the underwriters and/or secondary offerors, or sales of the securities in a secondary market.

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

Due to the lack of observable market quotes on the ARS, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: secondary market bids on various securities, relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities. Based on these inputs, as of June 30, 2010, the Company estimated the fair value of its ARS to be $3.4 million, compared to a par value of $4.3 million.

On March 31, 2010, the Company reached a decision to liquidate its portfolio of ARS. This liquidation will likely occur on the relatively inactive secondary market for ARS where bids can vary greatly within a short time frame and be difficult to predict. In prior periods, it was assumed that the ARS would be held until they were redeemed at full par value by the issuers, or until the underwriters and/or secondary offerors settled. As the Company no longer believes that it will realize full par value from its ARS portfolio, the carrying value of its ARS was adjusted downward by $924,000 as of June 30, 2010, which was deemed to be an other-than-temporary adjustment. Of this amount, $378,000 was deemed to be other than-temporary during 2008, and was recorded as a charge to other income (expense) during that period. The remainder of this amount was deemed to be other-than-temporary during the six months ended June 30, 2010 and was recorded as a $510,000 charge to other income (expense) during the first quarter of 2010, and a $36,000 charge to other income (expense) during the second quarter of 2010.

ARS have generally been classified as long term investments due to the uncertainty as to when these investments will be liquidated, particularly given the secondary market is not particularly active and it is uncertain when the Company can obtain what it believes are reasonable offers on its ARS securities. Subsequent to June 30, 2010, the Company sold ARS holdings with a carrying value of $2.6 million and classified these securities as short-term as of June 30, 2010.

The following table presents the Company’s fair value hierarchy for its financial assets, other than cash, cash equivalents and restricted cash, measured at fair value as of June 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$2,977	$2,977
Closed-end funds	—	—	336	336
Corporate collateral	—	—	122	122

Total auction rate securities	—	—	3,435	3,435

Other investments:
Corporate commercial paper	—	900	—	900
Corporate notes	—	1,504	—	1,504
US agency securities	—	3,000	—	3,000

Total other investments	—	5,404	—	5,404

Total investments	$—	$5,404	$3,435	$8,839

The following table presents the Company’s fair value hierarchy for its financial assets, other than cash, cash equivalents and restricted cash, measured at fair value as of December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Auction rate securities:
Student loan backed	$—	$—	$3,698	$3,698
Closed-end funds	—	—	369	369
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,189	$4,189

The following table reconciles the beginning and ending balances for the Company’s ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2009	$3,698	$369	$122	$4,189
Redemptions at par	(50)	—	—	(50)
Sale of securities	(466)	—	—	(466)
Reversal of temporary valuation allowance included in accumulated other comprehensive loss	277	31	—	308
Losses included in earnings	(482)	(64)		(546)

Balance at June 30, 2010	$2,977	$336	$122	$3,435

The following table summarizes the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2010 (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate commercial paper	$900	$—	$—	$900
Corporate notes	1,504	—	—	1,504
US agency securities	3,000	—	—	3,000

Balance at June 30, 2010	$5,404	$—	$—	$5,404

The Company held no available-for-sale securities classified as investments as of December 31, 2009. The Company had no net unrealized gains or losses on its investment portfolio as of June 30, 2010. The Company recognized no significant gains or losses during the three and six months ended June 30, 2010 and June 30, 2009 related to such sales, other than those related to its ARS as disclosed above.

3. Intangible Assets

Intangible assets relate to customer relationships, trade names, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. The following table presents the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	June 30, 2010	December 31, 2009
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(902)	(647)

Net book value	$1,256	$1,511

As of June 30, 2010, 83% of the gross carrying value and 78% of the net book value represented acquired technology. Amortization expense was $128,000 and $256,000 for the three and six months ended June 30, 2010, respectively, and $125,000 and $257,000 for the three and six months ended June 30, 2009 respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2010	$209
2011	334
2012	330
2013	278
2014	37
Thereafter	68

Total	$1,256

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

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards. The impact on the Company’s results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2009 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue — service	$46	$68	$119	$142
Selling, general and administrative	62	128	140	282
Research and development	10	14	19	13

Total stock-based compensation expense	$118	$210	$278	$437

Per diluted share	$0.01	$0.02	$0.03	$0.04

At June 30, 2010, total compensation cost related to stock options granted under the Plan but not yet recognized was $492,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years and will be adjusted for changes in forfeiture rates.

At June 30, 2010, total compensation cost related to restricted stock awards granted under the Plan but not yet recognized was $55,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

At June 30, 2010, total compensation cost related to restricted stock units granted under the Plan but not yet recognized was $140,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.3 years.

Key Assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes-Merton option pricing model, with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	72%	73%	71%	72%
Risk-free interest rate	1.8%	1.9%	1.9%	1.7%

Expected Dividend: The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Expected Life: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience.

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

Stock Option Activity

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,171,470	$3.83
Granted at fair value	95,275	2.43
Exercised	(16,307)	2.14
Forfeited	(74,606)	3.55
Expired	(122,964)	6.58

Outstanding at June 30, 2010	2,052,868	$3.62	5.14	$28,000

Vested and expected to vest at June 30, 2010	1,959,693	$3.66	5.07	$27,000

Exercisable at June 30, 2010	1,581,646	$3.79	4.78	$24,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at June 30, 2010. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average grant-date fair value of option grants for the period	$1.62	$1.30	$1.60	1.23

Options in-the-money at period end	249,164	677,324	249,164	677,324

Aggregate intrinsic value of options exercised	$5,000	$—	$7,000	$1,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Plan for the six months ended June 30, 2010:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	42,000	$2.19
Awarded	21,000	2.53
Released	(21,000)	1.95
Forfeited	—	—

Outstanding at June 30, 2010	42,000	$2.48	0.53	$91,560

The following table summarizes restricted stock unit activity under the Plan for the six months ended June 30, 2010:

Restricted Stock Units	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	107,454
Awarded	—
Released	(17,653)
Forfeited	(11,120)

Outstanding at June 30, 2010	78,681	1.32	$172,000

Vested and expected to vest at June 30, 2010	64,157	1.19	$140,000

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s accumulated other comprehensive loss as of June 30, 2010, and December 31, 2009, is comprised of foreign currency translation adjustments resulting from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses, net of tax as applicable, on the Company’s investments.

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net unrealized gain (loss) on investments	$—	$(121)	$308	$(188)
Foreign currency translation loss	(20)	(32)	(19)	(28)

Other comprehensive income (loss)	$(20)	$(153)	$289	$(216)

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

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $998,000 at June 30, 2010, and decreases on a straight-line basis to zero over the term of the lease, which expires in 2014.

Rent expense was $395,000 and $789,000 for the three and six months ended June 30, 2010, respectively. Rent expense was $404,000 and $782,000 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the Company had $875,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at June 30, 2010 were as follows (in thousands):

Operating leases:
Remainder of 2010	$621
2011	1,064
2012	1,079
2013	1,089
2014	770

Total commitments	$4,623

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

The parties in the approximately 300 coordinated cases, including the parties in the Company’s case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the district court granted final approval of the settlement. Three objectors filed a petition to the Second Circuit seeking permission to appeal the district court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the district court’s order certifying classes in the focus cases. Six notices of appeal have also been filed, including one notice filed by the group of objectors that filed the petition to appeal. Following the district court’s final approval of the settlement, the Company determined that it is unlikely that the Company will be liable for any damages that will not be paid for by the Company’s insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during the third quarter of 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

7. Segment Information

The Company has one operating segment — software and services delivered to smart device makers. The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenue:
North America	$22,922	$15,707	$38,356	$31,747
Asia	3,505	333	4,635	796
Other foreign	478	74	859	248

Total revenue (1)	$26,905	$16,114	$43,850	$32,791

	June 30, 2010	December 31, 2009
Long-lived assets:
North America	$1,856	$2,231
Asia	76	103

Total long-lived assets	$1,932	$2,334

(1)	Revenue is attributed to countries based on location of the customers invoiced.

8. Significant Risk Concentrations

Significant Customer

Ford Motor Company (“Ford”) accounted for $6.2 million, or 23%, of total revenue for the three months ended June 30, 2010, and $8.5 million, or 19%, of total revenue for the six months ended June 30, 2010. No other customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2010. Ford accounted for $5.2 million, or 32%, of total revenue for the three months ended June 30, 2009, and $10.4 million, or 32%, of total revenue for the six months ended June 30, 2009. No other customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2009.

Ford had an accounts receivable balance of $7.5 million, or 45% of total accounts receivable, as of June 30, 2010. Of this amount, $333,000 was past due as of June 30, 2010 and was collected subsequent to June 30, 2010. No other customer accounted for 10% or more of total accounts receivable as of June 30, 2010. Ford had an accounts receivable balance of $7.7 million, or 53% of total accounts receivable, as of June 30, 2009, all of which was subsequently collected, and no other customer accounted for 10% or more of total accounts receivable as of June 30, 2009.

Significant Supplier

The Company has an OEM Distribution Agreement with Microsoft, which enables the Company to sell Microsoft Windows Embedded operating systems to its customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of the Company’s revenue. The agreement is typically renewed annually or semi-annually, and there is no automatic renewal provision in the agreement. This agreement will expire on June 30, 2011.

The Company signed an additional distribution agreement with Microsoft in November 2009, under which the Company is licensed to sell Microsoft Windows Mobile operating systems and related applications such as Microsoft’s Office Mobile on a world-wide basis. This agreement will expire in November 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, readers can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Judgments

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, determining the selling price of deliverables in multiple element revenue arrangements, assessing the adequacy of the allowance for doubtful accounts, and estimating the percentage-of-completion on fixed price service contracts, valuation of investments and the realization of deferred tax assets among other things. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of

Business and Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts and training services is recognized as services are performed. Certain fixed-price and time and materials with cap engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support or maintenance (“PCS”). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS includes rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. If VSOE has not been established, and there is no third party evidence of selling price, we estimate the proportion of the selling price attributed to each delivered element. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, our best estimate of the selling price provided that such element meets the criteria for treatment as a separate unit of accounting.

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

Allowance for Doubtful Accounts

Our accounts receivable balances are net of an estimated allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We estimate the collectability of our accounts receivable and record an allowance for doubtful accounts. When evaluating the adequacy of the allowance for doubtful accounts, we consider many factors, including analysis of accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment history. Because the allowance for doubtful accounts is an estimate, it may be necessary to adjust it if actual bad debt expense exceeds the estimate.

Investments

Investments are reviewed quarterly for indicators of impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If an investment is determined to be impaired, we determine whether the impairment is temporary or other-than-temporary by evaluating, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. If a decline in fair value is determined to be temporary, a valuation allowance is recorded against the investment, and offset to other comprehensive income. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other expense and a new cost basis in the investment is established.

Stock-Based Compensation

We record compensation expense associated with stock options and other forms of equity compensation using the straight-line method over the life of each vesting traunch of the awards. Compensation expense includes the impact of an estimate for forfeitures for all awards, and the effect of actual forfeitures are recorded to the extent that they differ materially from our estimates.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient future taxable income. Because we generated a net loss for the last fiscal year, and the current economic climate calls into question our ability to generate net income with certainty in the near future, we continued to maintain a full valuation allowance on our deferred tax assets as of June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Software	64%	49%	67%	49%
Service	36	51	33	51

Total revenue	100	100	100	100

Cost of revenue:
Software	52	36	54	37
Service	19	37	26	36

Total cost of revenue	71	73	80	73

Gross profit	29	27	20	27
Operating expenses:
Selling, general and administrative	11	19	14	19
Research and development	3	6	4	7

Total operating expenses	14	25	18	26

Income from operations	15	2	2	1
Other income (expense)	0	0	(1)	0

Income before income taxes	15	2	1	1
Income tax benefit (expense)	0	0	0	0

Net income	15%	2%	1%	1%

Revenue

Our revenue is generated by the sale of software, both our own proprietary software and software from third-parties, and the sale of engineering services. Total revenue increased $10.8 million, or 67%, to $26.9 million during the three months ended June 30, 2010, from $16.1 million in the year ago period. This increase was driven by higher sales of third-party software and higher service revenue, offset in part by a decline in proprietary software revenue.

Total revenue increased $11.1 million, or 34%, to $43.9 million for the six months ended June 30, 2010, from $32.8 million in the year ago period. This increase was driven by higher sales of third-party software and higher service revenue, offset in part by a decline in proprietary software revenue.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consisted principally of operations in Taiwan. We also have established minor sales and/or support presences in Japan, China, India, and the United Kingdom. Revenue from customers located outside of North America was $4.0 million during the three months ended June 30, 2010, or 15% of total revenue, an increase from $407,000, or 3% of total revenue, in the year ago period. This international growth was primarily attributable to sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region, following the signing of a new Distribution Agreement (the “Winmo ODA”) in November 2009, under which we are licensed to sell Microsoft Windows Mobile operating systems on a worldwide basis.

Software revenue

Software revenue consists of sales of third-party software and sales of our own proprietary software products, which include software licenses, royalties from our software products, sales of our software development kits, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$16,294	$6,641	$27,328	$13,978
Proprietary software	952	1,184	1,930	2,145

Total software revenue	$17,246	$7,825	$29,258	$16,123

Software revenue as a percentage of total revenue	64%	49%	67%	49%

Third-party software revenue as a percentage of total software revenue	94%	85%	93%	87%

The majority of our third-party software revenue is comprised of sales of Microsoft Embedded operating systems in North America. As we are now selling Microsoft Windows Mobile operating systems on a world-wide basis, an increasing percentage of our third-party software sales are generated from customers located outside of North America. Third-party software revenue increased $9.7 million, or 145%, for the three months ended June 30, 2010, as compared to the year ago period. We believe that improving economic conditions in the United States led to a $6.5 million increase in Microsoft Embedded operating system sales during the three months ended June 30, 2010, as compared to the year ago period. Microsoft Windows Mobile operating system sales were $2.5 million during the three months ended June 30, 2010, compared to zero in the year ago period, as we began selling under our Winmo ODA in November 2009.

Third-party software revenue increased $13.4 million, or 96%, for the six months ended June 30, 2010, as compared to the year ago period with the increase driven by the same factors that accounted for the three-month increase. Total Microsoft Windows Mobile operating system sales for the six months ended June 30, 2010 were $3.7 million compared to zero in the year ago period.

Proprietary software revenue decreased $232,000, or 20%, for the three months ended June 30, 2010, as compared to the year ago period. This decrease was driven by a $323,000 decline in TestQuest software license revenue due to a large license sale which benefited the year ago period. This decrease was offset in part by a $165,000 increase in our TestQuest support and maintenance revenue. Proprietary software revenue decreased $215,000, or 10%, for the six months ended June 30, 2010, as compared to the year ago period. This decrease was primarily driven by lower SmartBuild reference design royalties and lower service contract royalties.

We currently expect that full year third-party software revenue will increase in 2010, as compared to 2009 because of the continued stabilization of, and growth in, demand for Microsoft Embedded operating system sales coming off the improvement we experienced in the second half of 2009 and the first two quarters of 2010. Further, 2010 will benefit from sales of Microsoft Windows Mobile operating systems compared to none in 2009. We also currently believe our full year proprietary software revenue will increase in 2010 as compared to 2009 primarily because we expect TestQuest-related product revenue to show improvement in the second half of the year.

Service revenue

Service revenue for the three and six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service revenue	$9,659	$8,289	$14,592	$16,668

Service revenue as a percentage of total revenue	36%	51%	33%	51%

Service revenue increased $1.4 million, or 17%, during the three months ended June 30, 2010, as compared to the year ago period. This increase was primarily driven by a $1.0 million increase in service revenue related to our project with Ford Motor Company (“Ford”), and to a lesser extent a $329,000 increase in service revenue in the APAC region and Europe. Ford continues to be our largest engineering services customer, representing 64% of service revenue during the three months ended June 30, 2010, compared to 62% of service revenue in the year ago period. The second quarter of 2010 was positively affected by an amendment signed with Ford under which Ford agreed to pay us $3.2 million for overruns we incurred on the existing project with them, which we subsequently concluded in July 2010. This project was accounted for under the percentage of completion method of revenue recognition beginning in the second quarter of 2009. The amendment also included $577,000 of changes of scope on the existing project. Of the $3.2 million associated with project overruns, $3.1 million was recognized as service revenue during the three months ended June 30, 2010. Of the $3.1 million, $2.5 million would have been recognized during the three months ended March 31, 2010, under percentage-of-completion accounting, had the amendment been executed prior to us filing our first quarter financial statements. As such, this quarter’s results including revenue, gross profit, gross margin and net income were positively affected by that $2.5 million attributable to the first quarter of 2010 as a result of the amendment. However, the six months ended June 30, 2010 would not have been affected in total had the amendment been executed prior to filing the first quarter financial statements.

Also in June 2010, we signed a new statement of work with Ford which defines a new working relationship between us and Ford going forward. Under this new arrangement, Ford has committed to pay a minimum of $5.6 million for a defined number of our engineering resources over a one year period. Revenue for these services will be recognized ratably as the services are rendered over the life of the agreement. We recognized $286,000 under this new statement of work during the three months ended June 30, 2010. Total revenue related to Ford was $6.2 million during the three months ended June 30, 2010, compared to $5.2 million in the year ago period.

Overall, North American service revenue not related to Ford was relatively flat compared to the year ago period, at $3.0 million, but did increase by 33% as compared to the three months ended March 31, 2010.

Service revenue decreased $2.1 million, or 12%, for the six months ended June 30, 2010 as compared to the year ago period. This decrease was primarily due to a $2.7 million decline in North America service revenue, offset in part by a $352,000 increase in the APAC region, and a $277,000 increase in Europe. The decline in North American service revenue was primarily attributable to Ford revenue which declined $1.9 million to $8.5 million during the six months ended June 30, 2010, from $10.4 million in the year ago period.

Overall, North American service revenue not related to Ford declined $627,000, or 11%, as compared to the year ago period.

We currently expect service revenue to decline significantly in the third quarter of 2010 as compared to the second quarter due to a significant decrease in service revenue attributable to Ford. We currently expect service revenue attributable to Ford to decline from $6.2 million in the second quarter to $2.3 million in the third quarter.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of license fees and royalties for third-party software as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft which we earn through the achievement of defined objectives.

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Software gross profit	$3,214	$2,095	$5,581	$4,086
Software gross margin	19%	27%	19%	25%
Service gross profit	$4,562	$2,310	$3,377	$4,751
Service gross margin	47%	28%	23%	29%
Total gross profit	$7,776	$4,405	$8,958	$8,837
Total gross margin	29%	27%	20%	27%

Software gross profit and gross margin

Software gross profit increased by $1.1 million, or 53%, for the three months ended June 30, 2010, as compared to the year ago period, while software gross margin declined by eight percentage points. The increases in software gross profit, and the decline in gross margin, were due to an increase in sales of lower margin third-party software, primarily Microsoft Embedded and Windows Mobile operating systems. Third-party software margin was 15% during the three months ended June 30, 2010, compared to proprietary software margin of 85% in the same period. These margins are relatively consistent with the year ago period in which third-party software margin was 16%, and proprietary software margin was 88%.

Software gross profit increased by $1.5 million, or 37%, for the six months ended June 30, 2010, as compared to the year ago period, while software gross margin declined by six percentage points. The increase in software gross profit, and the decline in gross margin, was due to an increase in sales of third-party software, which had the same effect as previously explained in the quarter-over-quarter discussion. Third-party software margin was 14% for the six months ended June 30, 2010, compared to proprietary software margin of 85% in the same period. These margins are relatively consistent with the year ago period in which third-party product margin was 16%, and proprietary software margin was 88%.

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

Service gross profit and gross margin

Service gross profit was $4.6 million for the three months ended June 30, 2010, representing an increase of $2.3 million, or 97%, from the year ago period. Our service gross margin was 47%, a 19 percentage point increase from the year ago period. The increase in service gross profit and gross margin was primarily due to revenue associated with the amendment to the Ford agreement. As previously discussed, the new amendment to the Ford agreement contributed $3.1 million to service revenue and gross profit during the three months ended March 31, 2010 for project overruns. Of this amount, $2.5 million would have been recognized during the three months ended March 31, 2010, under percentage-of-completion accounting, had the agreement been executed prior to us filing our first quarter financial statements. Consequently, this quarter’s service gross profit was positively affected by $2.5 million as a result of the amendment being signed during the second quarter. This quarter’s service gross profit and gross margin also benefited from the reversal of a $390,000 loss contract accrual which was recorded as a cost of service revenue for losses expected on the Ford contract during the three months ended March 31, 2010. The six months ended June 30, 2010 would not have been affected in total had the amendment been executed prior to us filing our first quarter financial statements, or had we not recorded the loss contract accrual during the three months ended March 31, 2010. Service gross profit decreased by $1.4 million, or 29%, for the six months ended June 30, 2010, as compared to the year ago period, while service gross margin declined by five percentage points. The decline in service gross profit and gross margin was due primarily to the losses we incurred on the Ford project during the three months ended March 31, 2010.

We currently expect service gross profit and service gross margin to decline in the third quarter of 2010 as compared to the second quarter due to lower expected revenue.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses decreased $119,000, or 4%, to $3.0 million during the three months ended June 30, 2010, from $3.1 million in the year ago period. Selling, general and administrative expenses represented 11% of our total revenue for the three months ended June 30, 2010 and 19% for the year ago period. This decrease was primarily related to a $64,000 decline in stock compensation expense, and a $63,000 decline in marketing program costs. Selling, general and administrative expenses decreased $278,000, or 4%, to $6.1 million for the six months ended June 30, 2010, from $6.4 million in the year ago period. Selling, general and administrative expenses represented 14% of our total revenue for the six months ended June 30, 2010 and 19% for the year ago period. This decrease was primarily due to $105,000 in lower professional service fees (the result of expenses associated with the restatement of our financial statements in the year ago period, which did not recur in the current period), a $73,000 decline in stock compensation expense, a $59,000 decline in marketing program costs and an $82,000 decline in wage and related costs.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses decreased $119,000, or 13%, to $802,000 for the three months ended June 30, 2010, from $921,000 in the year ago period. Research and development expenses represented 3% of total revenue for the three months ended June 30, 2010 and 6% in the year ago period. The decrease was driven by lower research and development expense associated with our Texas Instrument product initiatives. Research and development expenses decreased $593,000, or 26%, to $1.7 million for the six months ended June 30, 2010, from $2.3 million in the year ago period. Research and development expenses represented 4% of our total revenue for the six months ended June 30, 2010 and 7% for the year ago period. This decrease was driven by lower research and development expense associated with our Texas Instrument product initiatives as well as lower expense associated with our TestQuest product development efforts.

The timing and magnitude of our proprietary product investments are hard to predict, which makes it difficult for us to forecast research and development expense for the remainder of 2010.

Other income (expense)

Other income (expense) consists of interest income on our cash, cash equivalents, short and long-term investments, gains and/or losses we may recognize on our investments as well as the gain or loss on foreign exchange transactions. Other expense decreased $5,000, or 50%, to $5,000 for the three months ended June 30, 2010. Other expense increased $596,000 to $492,000 for the six months ended June 30, 2010 as compared to the year ago period. This increase was due to a $546,000 other-than-temporary impairment loss on the carrying value of our auction rate security investments (“ARS”) that was charged to other expense during the six months ended June 30, 2010.

Other expense will be lower in the second half of 2010 as we do not expect to incur an impairment charge related to our ARS as we did during the six months ended June 30, 2010.

Income tax benefit (expense)

Income tax expense was $15,000 for the three months ended June 30, 2010, up $11,000 from the year ago period. Income tax expense was $106,000 for the six months ended June 30, 2010, up $120,000 compared to the year ago period. Both increases were due to higher taxes generated by our Taiwan subsidiary.

Liquidity and Capital Resources

As of June 30, 2010, we had $17.2 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $18.0 million at December 31, 2009. These balances are net of a valuation allowance recorded against our ARS of $924,000 at June 30, 2010, and $686,000 at December 31, 2009. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments further in the future. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $13.2 million at June 30, 2010 compared to $10.3 million at December 31, 2009.

Net cash used by operating activities was $519,000 for the six months ended June 30, 2010, driven by a $7.6 million increase in our accounts receivable, offset in part by a $4.5 million increase in accounts payable, a $650,000 increase in deferred revenue and $1.3 million of non-cash charges. The increase in accounts receivable was due to higher sales in the period coupled with the amended agreement with Ford signed just prior to June 30, 2010 in which Ford was obligated to pay us $5.8 million, all of which was collected subsequent to quarter end. The increase in accounts payable and accrued expenses was the result of higher sales of Microsoft operating systems and resulting royalties payable to Microsoft which will be paid in the third quarter. Net cash used by operating activities was $1.6 million for the six months ended June 30, 2009, primarily attributable to an increase in accounts receivable of $3.6 million, offset in part by $258,000 of net income, $920,000 of non-cash expenses, and other working capital items.

Investing activities used cash of $4.9 million for the six months ended June 30, 2010, primarily due to purchases of investments of $6.4 million, offset by $1.0 million of proceeds from maturities of marketable securities, and $516,000 generated by the sale of our auction rate securities. Investing activities generated cash of $32,000 for the six months ended June 30, 2009.

Financing activities generated $36,000 in cash during the six months ended June 30, 2010, and $8,000 in cash during the six months ended June 30, 2009, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $621,000 for the remainder of 2010, $1.1 million in 2011, $1.1 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $998,000 million at June 30, 2010, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information.

On June 4, 2010 and effective as of July 1, 2010, we entered into a Microsoft OEM Distribution Agreement for Software Products for Embedded Systems (the “Distribution Agreement”) with Microsoft Licensing, GP (“MS”). Pursuant to the terms of the Distribution Agreement, MS has granted us a non-exclusive, limited license to distribute certain Microsoft embedded operating systems (collectively, the “Licensed Products”) to authorized original equipment manufacturers (“OEMs”) and other third-party installers and entities approved by MS within the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Each OEM customer is required to execute an OEM customer license agreement in the form provided by MS from time to time and to comply with the distribution restrictions imposed by MS. Pursuant to the Distribution Agreement, we are required to provide support for the Licensed Products to the OEM customers. For each unit of Licensed Product distributed by us, we have agreed to pay MS certain royalty rates set forth in a royalty rate list to be posted by MS on a monthly basis. We may be required to pay additional royalties in the event that we distribute Licensed Products in violation of the terms of the Distribution Agreement. The Distribution Agreement allows for the audit of our internal records and processes by MS and its representatives. We have agreed that the aggregate liability of MS, its suppliers and/or their respective officers, employees or agents to us under the Distribution Agreement for each Licensed Product shall not exceed the amounts actually paid by us to MS for that Licensed Product during the original term of the Distribution Agreement.

The Distribution Agreement has an expiration date of June 30, 2011, provided that MS may extend the term of the Distribution Agreement upon notice to us, subject to our acceptance. In addition, MS may suspend any rights granted pursuant to the Distribution Agreement or cancel the Distribution Agreement in its entirety or as to any individual Licensed Product in MS’s sole discretion.

The description of the Distribution Agreement above is a summary only and is qualified in its entirety by the terms of the Distribution Agreement, which is attached hereto as Exhibit 10.10(b) and is incorporated herein by reference.

We were previously licensed to distribute the Licensed Products pursuant to a Microsoft OEM Distribution Agreement for Software Products for Embedded Systems between us and MS effective as of July 1, 2008, as extended through June 30, 2010 (the “Prior Agreement”). As of the effective date of the Distribution Agreement, our license to order and distribute the Licensed Products under the Prior Agreement ceased, and effective July 1, 2010 we report and pay for the Licensed Product under the terms and conditions of the Distribution Agreement.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

For the three months ended June 30, 2010, there was no material change to risk factors previously disclosed and/or updated in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010. The risks and uncertainties described in our most recent reports are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q and which have not changed substantially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed previously as they become pertinent to our business. To the extent a risk factor that was described in our most recent Annual Report on Form 10-K is no longer considered relevant, it will be deleted in the Annual Report on Form 10-K to be filed for the year ending December 31, 2010.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: August 12, 2010	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: August 12, 2010	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan
Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.10(b)+	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems between Microsoft Corporation and BSQUARE Corporation effective July 1, 2010	X

10.18(a)+	Amendment #1, dated June 29, 2010, to the Hardware Design and Systems Integration Services Global Terms and Conditions between Ford Motor Company and BSQUARE Corporation	X

10.18(b)+	Statement of Work #3, dated June 29, 2010, to the Hardware Design and Systems Integration Services Global Terms and Conditions between Ford Motor Company and BSQUARE Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.