Form 10-Q
period 2010-09-30
BSQUARE CORP /WA
filed 2010-11-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding as of October 31, 2010: 10,279,671

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,474	$12,918
Short-term investments	7,317	—
Accounts receivable, net of allowance for doubtful accounts of $217 at September 30, 2010 and $201 at December 31, 2009	11,899	9,192
Prepaid expenses and other current assets	494	648

Total current assets	32,184	22,758
Long-term investments	828	4,189
Restricted cash	875	900
Equipment, furniture and leasehold improvements, net	625	823
Intangible assets, net	1,143	1,511
Other non-current assets	84	90

Total assets	$35,739	$30,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,635	$5,235
Accounts payable	185	299
Accrued compensation	1,789	1,837
Other accrued expenses	1,234	1,422
Deferred revenue	1,942	3,693

Total current liabilities	15,785	12,486
Deferred rent	258	311
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,256,163 shares issued and outstanding at September 30, 2010 and 10,162,589 shares issued and outstanding at December 31, 2009	124,050	123,572
Accumulated other comprehensive loss	(471)	(746)
Accumulated deficit	(103,883)	(105,352)

Total shareholders’ equity	19,696	17,474

Total liabilities and shareholders’ equity	$35,739	$30,271

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Software	$19,125	$9,876	$48,383	$25,999
Service	6,213	6,523	20,805	23,191

Total revenue	25,338	16,399	69,188	49,190

Cost of revenue:
Software	15,588	7,561	39,265	19,598
Service (1)	4,709	5,436	15,924	17,353

Total cost of revenue	20,297	12,997	55,189	36,951

Gross profit	5,041	3,402	13,999	12,239
Operating expenses:
Selling, general and administrative (1)	3,280	2,426	9,397	8,821
Research and development (1)	766	906	2,475	3,208

Total operating expenses	4,046	3,332	11,872	12,029

Income from operations	995	70	2,127	210
Other income (expense)	16	22	(477)	126

Income before income taxes	1,011	92	1,650	336
Income tax expense	(75)	(21)	(181)	(7)

Net income	$936	$71	$1,469	$329

Basic income per share	$0.09	$0.01	$0.14	$0.03

Diluted income per share	$0.09	$0.01	$0.14	$0.03

Shares used in calculation of income per share:
Basic	10,196	10,126	10,160	10,108

Diluted	10,390	10,265	10,340	10,244

(1) Includes the following amounts related to stock-based compensation expense:

Cost of revenue — service	$78	$68	$197	$210
Selling, general and administrative	187	107	327	389
Research and development	11	10	30	23

Total stock-based compensation expense	$276	$185	$554	$622

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,469	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on investments	546	—
Depreciation and amortization	690	705
Stock-based compensation	554	622
Changes in operating assets and liabilities:
Accounts receivable, net	(2,701)	(1,355)
Prepaid expenses and other assets	164	31
Accounts payable and other accrued liabilities	(508)	(225)
Third-party software fees payable	5,400	1,487
Reversal of accrued legal fees	—	(534)
Deferred revenue	(1,757)	1,137
Deferred rent	(53)	20

Net cash provided by operating activities	3,804	2,217
Cash flows from investing activities:
Purchases of equipment and furniture	(121)	(139)
Proceeds from maturities of short-term investments	5,250	—
Proceeds from sale of auction rate securities	3,108	700
Purchases of short-term investments	(12,561)	—
Other	25	(43)

Net cash provided by (used in) investing activities	(4,299)	518
Cash flows from financing activities - proceeds from exercise of stock options	79	10

Net cash provided by financing activities	79	10
Effect of exchange rate changes on cash	(28)	27

Net increase (decrease) in cash and cash equivalents	(444)	2,772
Cash and cash equivalents, beginning of period	12,918	7,703

Cash and cash equivalents, end of period	$12,474	$10,475

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by BSQUARE Corporation (“BSQUARE”), a Washington corporation, and its subsidiaries (collectively, “the Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE Corporation and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2010 and its operating results and cash flows for the three and nine months ended September 30, 2010 and 2009. The accompanying financial information as of December 31, 2009 is derived from audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All intercompany balances have been eliminated.

Reclassification of Previously Issued Financial Statements

The Company has reclassified certain current liabilities on the condensed consolidated balance sheet as of December 31, 2009 related to fees payable to third-party software suppliers such as Microsoft Corporation (“Microsoft”) given their significance. These fees, previously included in accounts payable and other accrued expenses at December 31, 2009, were reclassified into a new balance sheet line-item called “Third-party software fees payable.” There was no impact on total current liabilities as of December 31, 2009. The condensed consolidated statement of cash flows for the nine months ended September 30, 2009 was also revised to reflect this reclassification (there was no effect on net cash provided by operating activities).

Recently Issued Accounting Standards

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method (“ASU 2010-17”), which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. This standard is applicable to the Company beginning January 1, 2011. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

Income Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of two to four years, are considered outstanding and included in the computation of basic income per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method in the case of stock options and warrants, respectively. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable but outstanding are included in the diluted income per share calculation as well.

2. Investments

The Company’s short-term and long-term investments consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Short-term investments:
Corporate commercial paper	$2,199	$—
Corporate notes	2,117	—
U.S. agency securities	3,001	—

Total short-term investments	7,317	—
Long-term investments - auction rate securities	828	4,189

Total investments	$8,145	$4,189

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

The Company’s short-term investments consist entirely of available-for-sale securities. All short term investments were valued based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Due to the lack of observable market quotes, or other observable market-based inputs, the fair value measurements for the auction rate securities (“ARS”) have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: secondary market bids on various securities, relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer, and the maturity of the securities, as well as the market activity of similar securities. Based on these inputs, as of September 30, 2010, the Company estimated the fair value of its ARS to be $828,000, compared to a par value of $1.4 million.

ARS have been classified as long-term investments as of September 30, 2010 due to management’s uncertainty as to when these securities will be sold. During the three months ended September 30, 2010, the Company sold ARS holdings with a carrying value of $2.6 million.

The following table presents the Company’s fair value hierarchy for its financial assets, other than cash, cash equivalents and restricted cash, measured at fair value as of September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Auction rate securities:
Student loan backed	$—	$—	$373	$373
Closed-end funds	—	—	333	333
Corporate collateral	—	—	122	122

Total auction rate securities	—	—	828	828

Available for sale securities:
Corporate commercial paper	—	2,199	—	2,199
Corporate notes	—	2,117	—	2,117
US agency securities	—	3,001	—	3,001

Total other investments	—	7,317	—	7,317

Total investments	$—	$7,317	$828	$8,145

The following table presents the Company’s fair value hierarchy for its financial assets, other than cash, cash equivalents and restricted cash, measured at fair value as of December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Auction rate securities:
Student loan backed	$—	$—	$3,698	$3,698
Closed-end funds	—	—	369	369
Corporate collateral	—	—	122	122

Total auction rate securities	$—	$—	$4,189	$4,189

The following table reconciles the beginning and ending balances for the Company’s ARS using significant unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3):
	Student Loan Backed	Closed-end Funds	Corporate Collateral	Total
Balance at December 31, 2009	$3,698	$369	$122	$4,189
Redemptions at par	(75)	—	—	(75)
Sale of securities	(3,034)	—	—	(3,034)
Reversal of temporary valuation allowance included in accumulated other comprehensive loss	277	31	—	308
Losses included in other comprehensive income	(11)	(3)	—	(14)
Losses included in net income	(482)	(64)	—	(546)

Balance at September 30, 2010	$373	$333	$122	$828

The following table summarizes the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2010 (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate commercial paper	$2,198	$1	$—	$2,199
Corporate notes	2,115	2	—	2,117
US agency securities	3,002	—	1	3,001

Balance at September 30, 2010	$7,315	$3	$1	$7,317

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

3. Intangible Assets

Intangible assets relate to customer relationships, trade names, trademarks and technology acquired from TestQuest, Inc. in November 2008 and from NEC Corporation of America in December 2007. The following table presents the Company’s gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	September 30, 2010	December 31, 2009
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(1,015)	(647)

Net book value	$1,143	$1,511

As of September 30, 2010, 83% of the gross carrying value and 76% of the net book value represented acquired technology. Amortization expense was $113,000 and $369,000 for the three and nine months ended September 30, 2010, respectively, and $122,000 and $379,000 for the three and nine months ended September 30, 2009, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2010	$96
2011	334
2012	330
2013	278
2014	37
Thereafter	68

Total	$1,143

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

Stock-Based Compensation

The Company measures compensation cost for stock awards at fair value and recognizes it as compensation expense over the service period for each vesting tranche of the awards. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock. The estimation of stock awards that will ultimately vest requires judgment regarding the amount that will be forfeited, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The impact on the Company’s results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2009 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue — service	$78	$68	$197	$210
Selling, general and administrative	187	107	327	389
Research and development	11	10	30	23

Total stock-based compensation expense	$276	$185	$554	$622

Per diluted share	$0.03	$0.02	$0.05	$0.06

At September 30, 2010, total compensation cost related to stock options granted under the Plan but not yet recognized was $525,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.5 years and will be adjusted for changes in forfeiture rates.

At September 30, 2010, total compensation cost related to restricted stock awards granted under the Plan but not yet recognized was $63,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately six months.

At September 30, 2010, total compensation cost related to restricted stock units granted under the Plan but not yet recognized was $273,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.2 years.

Key Assumptions

The fair value of the Company’s stock options and restricted stock awards was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	73%	74%	72%	73%
Risk-free interest rate	1.2%	2.0%	1.6%	1.8%

Stock Option Activity

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,171,470	$3.83
Granted at fair value	174,300	2.65
Exercised	(36,878)	2.15
Forfeited	(96,002)	3.89
Expired	(139,372)	6.43

Outstanding at September 30, 2010	2,073,518	$3.58	5.12	$1,146,000

Vested and expected to vest at September 30, 2010	1,973,177	$3.62	5.01	$1,075,000

Exercisable at September 30, 2010	1,593,644	$3.78	4.60	$826,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for the number of options that were in-the-money at September 30, 2010. The Company issues new shares of common stock upon exercise of stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average grant-date fair value of option grants for the period	$1.89	$1.73	$1.71	1.33

Options in-the-money at period end	874,328	620,606	874,328	620,606

Aggregate intrinsic value of options exercised	$20,000	$1,000	$26,000	$2,000

Restricted Stock Activity

The following table summarizes restricted stock award activity under the Plan for the nine months ended September 30, 2010:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	42,000	$2.19
Awarded	31,500	2.77
Released	(31,500)	2.14
Forfeited	—	—

Outstanding at September 30, 2010	42,000	$2.67	0.53	$141,540

The following table summarizes restricted stock unit activity under the Plan for the nine months ended September 30, 2010:

Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	107,454	$3.64
Awarded	61,000	2.98
Released	(25,946)	4.10
Forfeited	(13,691)	3.72

Outstanding at September 30, 2010	128,817	$3.23	1.07	$434,000

Vested and expected to vest at September 30, 2010	108,938	$3.27	1.01	$367,000

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under GAAP, are recorded as an element of shareholders’ equity and excluded from net income (loss). The Company’s accumulated other comprehensive loss as of September 30, 2010, and December 31, 2009, is comprised of foreign currency translation adjustments resulting from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses, net of tax as applicable, on the Company’s investments.

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net unrealized gain (loss) on investments	$(9)	$32	$299	$220
Foreign currency translation gain (loss)	(5)	14	(24)	42

Other comprehensive income (loss)	$(14)	$46	$275	$262

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

Under the terms of the Company’s corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if the Company defaults under the lease. The amount of the forgiven payments for which the landlord could demand repayment was $938,000 at September 30, 2010, and decreases on a straight-line basis to zero over the term of the lease, which expires in 2014.

Rent expense was $378,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively. Rent expense was $369,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the Company had $875,000 pledged as collateral for a bank letter of credit under the terms of its headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Contractual commitments at September 30, 2010 were as follows (in thousands):

Operating leases:
Remainder of 2010	$347
2011	1,129
2012	1,134
2013	1,089
2014	770

Total commitments	$4,469

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

The parties in the approximately 300 coordinated cases, including the parties in the Company’s case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the district court granted final approval of the settlement. Objectors to the settlement filed six notices of appeal to the United States Court of Appeals for the Second Circuit and one petition seeking permission to appeal. Two objectors to the settlement filed briefs in support of their appeals. Appeallees are required to file answering briefs on December 17, 2010. The remaining objectors withdrew their appeals with prejudice. Following the district court’s final approval of the settlement, the Company determined that it is unlikely that the Company will be liable for any damages that will not be paid for by the Company’s insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during the third quarter of 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

7. Segment Information

The Company has one operating segment — software and services delivered to smart device makers. The following table summarizes information about the Company’s revenue and long-lived asset information by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenue:
North America	$21,414	$15,052	$59,770	$46,798
Asia	3,507	1,227	8,142	2,021
Other foreign	417	120	1,276	371

Total revenue (1)	$25,338	$16,399	$69,188	$49,190

	September 30, 2010	December 31, 2009
Long-lived assets:
North America	$1,703	$2,231
Asia	65	103

Total long-lived assets	$1,768	$2,334

(1)	Revenue is attributed to countries based on location of the customers invoiced.

8. Significant Risk Concentrations

Significant Customer

Ford Motor Company (“Ford”) accounted for $2.5 million, or 10%, of total revenue for the three months ended September 30, 2010, and $11.0 million, or 16%, of total revenue for the nine months ended September 30, 2010. No other customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2010. Ford accounted for $3.9 million, or 24%, of total revenue for the three months ended September 30, 2009, and $14.3 million, or 29%, of total revenue for the nine months ended September 30, 2009. No other customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2009.

No customer accounted for 10% or more of total accounts receivable as of September 30, 2010. Ford had an accounts receivable balance of $2.4 million, or 26% of total accounts receivable, as of December 31, 2009, all of which was subsequently collected, and no other customer accounted for 10% or more of total accounts receivable as of December 31, 2009.

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

The Company signed an additional distribution agreement with Microsoft in November 2009, under which the Company is authorized to sell Microsoft Windows Mobile operating systems and related applications such as Microsoft’s Office Mobile on a world-wide basis. This agreement will expire in November 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part II of this report and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have been providing software and engineering services to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEM”s), original design manufacturers (“ODM”s), and enterprises as well as silicon vendors and peripheral vendors which purchase our software and engineering services for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing thereof. The software and engineering services we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Critical Accounting Judgments

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, determining the selling price of deliverables in multiple element revenue arrangements, assessing the adequacy of the allowance for doubtful accounts, determining the adequacy of bonus accruals and estimating the percentage-of-completion on fixed price service contracts, valuation of investments and the realization of deferred tax assets among other things. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of our financial condition and results of operations, and those that require us to make our most difficult and subjective judgments, often as a result of the need to make estimates related to matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are relevant to understanding our results. For additional information see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that our estimates, assumptions and judgments are reasonable, they are necessarily based upon presently available information. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Certain fixed-price service agreements, and time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period period in which the facts that give rise to the revision become known.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. If VSOE has not been established, and there is no third party evidence of selling price, we estimate the proportion of the selling price attributed to each delivered element. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Long-Lived Assets Impairment

Long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use and eventual disposition of the asset. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize it as compensation expense over the service period for each tranche of awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Incentive Compensation

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged to be reasonably likely to be earned as of year-end and is estimable. The amount accrued and expense recognized is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our expected year end results. If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated. The bonus accrual at the end of any given year is accurate and reflective of actual results attained and amounts to be paid.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that any deferred tax assets will likely be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient future taxable income. Because we cannot sufficiently determine whether we will generate future taxable income in the future, we continued to maintain a full valuation allowance on our deferred tax assets as of September 30, 2010.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment and estimates of the resulting withholding taxes. Further, we make sales in many jurisdictions across the United States, where tax regulations are increasingly becoming more aggressive and complex. We must therefore continue to analyze our state tax exposure and determine what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Software	75%	60%	70%	53%
Service	25	40	30	47

Total revenue	100	100	100	100

Cost of revenue:
Software	62	46	57	40
Service	18	33	23	35

Total cost of revenue	80	79	80	75

Gross profit	20	21	20	25
Operating expenses:
Selling, general and administrative	13	15	13	18
Research and development	3	6	4	7

Total operating expenses	16	21	17	25

Income from operations	4	0	3	0
Other income (expense)	0	0	(1)	0

Income before income taxes	4	0	2	0
Income tax expense	0	0	0	0

Net income	4%	0%	2%	0%

Revenue

Our revenue is generated by the sale of software, both our own proprietary software and software of third parties that we resell (“third-party software”), and the sale of engineering services. Total revenue increased $8.9 million, or 54%, to $25.3 million during the three months ended September 30, 2010, from $16.4 million in the year ago period, due primarily to an increase in third-party software sales.

Total revenue increased $20.0 million, or 41%, to $69.2 million for the nine months ended September 30, 2010, from $49.2 million in the year ago period. This increase was driven by higher sales of third-party software, offset in part by a decline in service revenue.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consist principally of operations in Taiwan. We also have established minor sales and/or support presences in Japan, China, India, and the United Kingdom. Revenue from customers located outside of North America was $3.9 million during the three months ended September 30, 2010, or 15% of total revenue, an increase from $1.3 million, or 8% of total revenue, in the year ago period. This international growth was primarily attributable to sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region, following the signing of a new Distribution Agreement (the “Winmo ODA”) in November 2009, under which we are licensed to sell Microsoft Windows Mobile operating systems on a worldwide basis.

Software revenue

Software revenue consists of sales of third-party software and sales of our own proprietary software products, which include software licenses, royalties from our software products, sales of our software development kits, and support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$18,031	$8,929	$45,359	$22,907
Proprietary software	1,094	947	3,024	3,092

Total software revenue	$19,125	$9,876	$48,383	$25,999

Software revenue as a percentage of total revenue	75%	60%	70%	53%

Third-party software revenue as a percentage of total software revenue	94%	90%	94%	88%

The majority of our third-party software revenue is comprised of sales of Microsoft General Embedded operating systems in North America. Third-party software revenue increased $9.1 million, or 102%, to $18.0 million for the three months ended September 30, 2010, from $8.9 million for the year ago period. We believe that improved economic conditions in the United States, coupled with a change made by Microsoft which directs sales of certain Microsoft products through their embedded channel rather than other Microsoft channels, led to a $6.4 million increase in Microsoft General Embedded operating system sales for the three months ended September 30, 2010, as compared to the year ago period. Microsoft Windows Mobile operating system sales were $3.1 million for the three months ended September 30, 2010, compared to zero in the year ago period, as we began selling under our Winmo ODA in November 2009.

Third-party software revenue increased $22.5 million, or 98%, to $45.4 million for the nine months ended September 30, 2010, from $22.9 million for the year ago period, with the increase driven by the same factors noted for the three month increase. Sales of Microsoft General Embedded operating systems increased $15.5 million, or 75%, to $36.3 million for the nine months ended September 30, 2010, from $20.8 million for the year ago period, and sales of Microsoft Windows Mobile operating system sales were $6.8 million for the nine months ended September 30, 2010 compared to zero in the year ago period.

Proprietary software revenue increased $147,000, or 16%, to $1.1 million for the three months ended September 30, 2010, from $947,000 for the year ago period. This increase was primarily due to increases in TestQuest and other product support revenue, coupled with our first sales of Qualcomm Snapdragon Mobile Development Platforms. Proprietary software revenue decreased $68,000, or 2%, to $3.0 million for the nine months ended September 30, 2010, from $3.1 million for the year ago period. This decrease was primarily driven by lower SmartBuild reference design royalties, lower Schema BSP sales, and lower service contract royalties, offset in part by a $252,000 increase in TestQuest software and support revenue.

We expect that third-party software revenue will increase sequentially in the fourth quarter of 2010 due to the continued growth in demand for Microsoft General Embedded operating systems. We also currently believe that our proprietary software revenue will increase sequentially in the fourth quarter of 2010 due to increased sales of our TestQuest products and continued growth in our TestQuest and other product support revenue.

Service revenue

Service revenue for the three and nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service revenue	$6,213	$6,523	$20,805	$23,191

Service revenue as a percentage of total revenue	25%	40%	30%	47%

Service revenue decreased $310,000, or 5%, to $6.2 million for the three months ended September 30, 2010, from $6.5 million for the year ago period. This decrease was primarily driven by an $808,000 decline in service revenue related to our work for Ford Motor Company (“Ford”), offset in part by a $423,000 increase in service revenue in the APAC region and a $115,000 increase in North American service revenue not related to Ford.

Ford continued to be our largest engineering services customer during the three months ended September 30, 2010 (as it has been since the three months ended September 30, 2008), representing 40% of service revenue, compared to 50% of service revenue in the year ago period. In June 2010, we signed a statement of work with Ford under which Ford has committed to pay us a minimum of $6.1 million for a defined number of our engineering resources over a one year period, the scope of which was subsequently expanded. Under this new arrangement, we recognized $1.9 million during the three months ended September 30, 2010. Total service revenue related to Ford was $2.5 million for the three months ended September 30, 2010, compared to $3.3 million for the year ago period.

Service revenue from the APAC region increased $424,000, or 79%, to $960,000 for the three months ended September 30, 2010, from $536,000 for the year ago period. The higher revenue was primarily driven by a 70% increase in billable hours due to several projects with new customers in Japan. North American service revenue not related to Ford increased $115,000, or 5%, to $2.7 million for the three months ended September 30, 2010, from $2.5 million for the year ago period. This increase was driven by a 4% increase in our realized billing rate as compared to the year ago period.

Service revenue decreased $2.4 million, or 10%, to $20.8 million for the nine months ended September 30, 2010, from $23.2 million for the year ago period. This decrease was primarily due to a $3.5 million decline in North America service revenue, offset in part by a $776,000 increase in APAC region service revenue, and a $317,000 increase in EMEA region (Europe, the Middle East, and Africa) service revenue. The decline in North American service revenue was primarily attributable to Ford revenue which declined $2.7 million, or 205%, to $11.0 million for the nine months ended September 30, 2010, from $13.7 million for the year ago period.

We currently expect service revenue to increase sequentially in the fourth quarter of 2010 due to higher revenue in North America, outside of Ford. We currently expect service revenue attributable to Ford to decline by approximately $600,000 to approximately $1.9 million in the fourth quarter of 2010, from $2.5 million in the third quarter of 2010.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft which we earn through the achievement of defined objectives.

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Software gross profit	$3,537	$2,315	$9,118	$6,401
Software gross margin	18%	23%	19%	25%
Service gross profit	$1,504	$1,087	$4,881	$5,838
Service gross margin	24%	17%	23%	25%
Total gross profit	$5,041	$3,402	$13,999	$12,239
Total gross margin	20%	21%	20%	25%

Software gross profit and gross margin

Software gross profit increased by $1.2 million, or 52%, to $3.5 million for the three months ended September 30, 2010, from $2.3 million for the year ago period, while software gross margin declined by five percentage points over the same periods. The increases in software gross profit, and the decline in gross margin, were due primarily to an increase in sales of lower margin third-party software, primarily Microsoft General Embedded and Windows Mobile operating systems. Third-party software margin was 15% during the three months ended September 30, 2010, compared to proprietary software margin of 83% in the same period. These margins were relatively consistent with the year ago period in which third-party software margin was 17%, and proprietary software margin was 84%.

Software gross profit increased by $2.7 million, or 42%, to $9.1 million for the nine months ended September 30, 2010, from $6.4 million for the year ago period, while software gross margin declined by six percentage points. The increase in software gross profit, and the decline in gross margin, was due to an increase in sales of third-party software, which had the same effect as previously explained in the quarter-over-quarter discussion. Third-party software margin was 14% for the nine months ended September 30, 2010, compared to proprietary software margin of 85% in the same period. These margins are relatively consistent with the year ago period in which third-party product margin was 16%, and proprietary software margin was 87%. The prior year margin benefited from a significant sale of a higher margin non-Microsoft third-party software products.

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

Service gross profit and gross margin

Service gross profit increased $417,000, or 38%, to $1.5 million for the three months ended September 30, 2010, from $1.1 million for the year ago period. Our service gross margin was 24% for the three months ended September 30, 2010, an 8 percentage point increase from the year ago period. The increase in service gross profit and gross margin was primarily due to overruns on the Ford project which negatively affected the year ago period. As Ford project revenue was accounted for under the percentage-of-completion method in the year ago period (and to a much lesser extent in the current period), the project overruns negatively affected our realized billing rate, gross profit, and gross margins accordingly.

Service gross profit declined $957,000, or 16%, to $4.9 million for the nine months ended September 30, 2010, from $5.8 million for the year ago period. Our service gross margin was 23% for the nine months ended September 30, 2010, a two percentage point decline from the year ago period. The decline in service gross margin was related to a 3% reduction in our realized billable rate per hour, primarily due to overruns on the Ford project experienced during the first two quarters of the year.

We currently expect service gross profit to increase sequentially for the fourth quarter of 2010, due to higher expected revenue, with service gross margin also increasing sequentially as we expect lower service costs due to the completion of the original Ford project.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses increased $854,000, or 35%, to $3.3 million for the three months ended September 30, 2010, from $2.4 million for the year ago period. Selling, general and administrative expenses represented 13% of our total revenue for the three months ended September 30, 2010 and 15% for the year ago period. The prior year quarter benefited from the reversal of a securities class action legal reserve in the amount of $534,000 following the district court’s final approval of a settlement in the matter. Without the reversal of the legal reserve in the year ago period, selling, general and administrative expense would have increased by $320,000, or 2%, primarily due to a $237,000 increase in expense related to certain incentive compensation plans.

Selling, general and administrative expenses increased $576,000, or 7%, to $9.4 million for the nine months ended September 30, 2010, from $8.8 million for the year ago period. Selling, general and administrative expenses represented 13% of our total revenue for the nine months ended September 30, 2010 and 18% for the year ago period. The prior year benefited from the reversal of the aforementioned legal reserve in the amount of $534,000, without which, selling, general and administrative expense would have increased by $42,000, or a negligible amount in percentage terms.

We expect selling, general, and administrative expense to increase in total in future periods, but decline as a percentage of total revenue as our revenue grows in future periods.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses decreased $140,000, or 15%, to $766,000 for the three months ended September 30, 2010, from $906,000 in the year ago period. Research and development expenses represented 3% of our total revenue for the three months ended September 30, 2010 and 6% for the year ago period. The decrease was driven by lower research and development expense associated with our Texas Instruments product initiatives, the majority of which was completed in the first quarter of 2010. Research and development expenses decreased $733,000, or 23%, to $2.5 million for the nine months ended September 30, 2010, from $3.2 million in the year ago period. Research and development expenses represented 4% of our total revenue for the nine months ended September 30, 2010 and 7% for the year ago period. This decrease was driven by lower research and development expense associated with our Texas Instruments product initiatives as well as lower expense associated with our TestQuest product development efforts.

We expect research and development expense to increase in total in future periods, but decline as a percentage of total revenue as our revenue grows in future periods.

Other income (expense)

Other income (expense) consists of interest income on our cash, cash equivalents and investments, gains and/or losses we may recognize on our investments, as well as gains or losses on foreign exchange transactions. Other income decreased $6,000, or 27%, to $16,000 for the three months ended September 30, 2010, from $22,000 for the year ago period. Other expense increased $603,000 to $477,000 for the nine months ended September 30, 2010, from other income of 26,000 for the year ago period. This increase was primarily due to a $546,000 other-than-temporary impairment loss on the carrying value of our auction rate security investments (“ARS”) that was charged to other expense during the nine months ended September 30, 2010.

Income tax expense

Income tax expense increased $54,000 to $75,000 for the three months ended September 30, 2010, from $21,000 for the year ago period. Income tax expense increased $174,000 to $181,000 for the nine months ended September 30, 2010, from $7,000 for the year ago period. Both increases were due to higher taxes generated by our Taiwan subsidiary.

Liquidity and Capital Resources

As of September 30, 2010, we had $21.5 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $18.0 million at December 31, 2009. These balances are net of a valuation allowance recorded against our ARS of $522,000 at September 30, 2010, and $686,000 at December 31, 2009. If general economic conditions worsen or specific factors used in determining the fair value of our ARS deteriorate, it is possible we may adjust the carrying value of these investments further in the future. Our restricted cash balance relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $17.2 million at September 30, 2010 compared to $10.3 million at December 31, 2009.

Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2010, driven by net income of $1.5 million, a $5.0 million increase in accounts payable and accrued expenses, and $1.6 million in non-cash charges. The increase in accounts payable and accrued expenses was the result of higher sales of Microsoft operating systems. These increases were offset in part by a $2.7 million increase in accounts receivable and a $1.8 million decline in deferred revenue. The increase in accounts receivable was due to higher sales in the period and the decrease in deferred revenue was due to the higher deferred revenue present at December 31, 2009 associated with our Ford fixed bid contract. Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2009, primarily attributable to $329,000 of net income, $1.3 million of non-cash expenses, and a $1.1 million increase in deferred revenue, primarily related to revenue billed but not earned associated with the Ford project, and revenue deferred related to annual support and maintenance contracts associated with TestQuest products, offset in part by a $1.4 million increase in accounts receivable.

Investing activities used cash of $4.3 million for the nine months ended September 30, 2010, primarily due to investment purchases of $12.6 million, offset by $5.3 million of proceeds from maturities of marketable securities, and $3.1 million generated by the sale of our ARS investments. Investing activities provided cash of $518,000 for the nine months ended September 30, 2009, primarily due to $700,000 in sales of our ARS investments, offset in part by $139,000 in purchases of equipment and furniture.

Financing activities generated $79,000 in cash during the nine months ended September 30, 2010, and $10,000 in cash during the nine months ended September 30, 2009, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $347,000 for the remainder of 2010, $1.1 million in 2011, $1.1 million in 2012, $1.1 million in 2013 and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $938,000 million at September 30, 2010, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 1A.	Risk Factors

If we fail to significantly improve cash flows or projected cash flows from our TestQuest products in the fourth quarter of 2010, we may incur an impairment charge on the intangible assets we acquired from TestQuest.

In the fourth quarter of 2008, we purchased certain assets of TestQuest, including acquired technology and other intangible assets with a total gross carrying value of $1.9 million. As of September 30, 2010, these assets had a net carrying value of $1.1 million. We did not consistently generate positive cash flows from these assets during 2009 and have also failed to do so in the first nine months of 2010. Unless our fourth quarter 2010 sales of TestQuest products significantly exceed those from the prior three quarters, or other factors present themselves indicating that future cash flows from TestQuest products will increase, we anticipate that we will be required to reassess the carrying value of the TestQuest intangible assets, and this assessment is likely to lead to a determination that the carrying value of the assets exceeds their fair value. This determination would result in an impairment charge of up to $1.1 million, which would negatively impact our operating results.

For the three months ended September 30, 2010, there was no other material change to risk factors previously disclosed and/or updated in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2010 and for the three months ended June 30, 2010. The risks and uncertainties described in our most recent reports are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of these risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected. We do not repeat risk factors that were disclosed in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q and which have not changed materially, including financial/numerical information where such information has not changed materially or where the relationship of such information to other financial information has not changed materially. Instead, we will update risk factors disclosed in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, as necessary where changes or updates are deemed significant and will add new risk factors not previously disclosed previously as they become pertinent to our business. To the extent a risk factor that was described in our most recent Annual Report on Form 10-K is no longer considered relevant, it will be deleted in the Annual Report on Form 10-K to be filed for the year ending December 31, 2010.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: November 11, 2010	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: November 11, 2010	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan
Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X