Form 10-K
period 2010-12-31
BSQUARE CORP /WA
filed 2011-03-17
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $15,866,000 based on the closing price of $2.18 per share of the registrant’s common stock as listed on the NASDAQ Global Market.

The number of shares of common stock outstanding as of February 28, 2011: 10,451,650

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 8, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	the development of the smart device market and our ability to address its opportunities and challenges;

•

the adoption of Microsoft® Windows® CE, Windows XP Embedded, Windows Mobile, Android, Linux and other operating systems that our software offerings, support as the systems of choice for many device hardware and software vendors;

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation. We provide software solutions to companies that develop smart, connected devices and to companies that assist others in developing smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of acquisitions, coupled with our strategic intent to broaden our market focus, we also provide software solutions to customers developing devices utilizing other operating systems such as Android and Linux.

We have been providing software solutions to the smart device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

Smart, connected devices are particularly attractive because they are often less expensive than desktop and laptop computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for specific tasks. These devices also are often compatible with existing business information systems. These classes of smart, connected devices bring connected computing to very large, rapidly growing markets where desktop and laptop computers might be too expensive for general use.

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

•	Businesses looking to deploy specialized devices into stores, shopping centers, shop floors, etc., or to their employees who work in the field but need connectivity to business systems and data.

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

•

The adoption of a new generation of devices, such as the Apple iPhone and the Motorola Droid, has increased demand for high-performance, multimedia-capable devices that are able to access, share and play audio, video and application content located on remote computers;

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

Software Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, enterprises, Mobile Network Operators, SVs and peripheral vendors which are developing smart devices or assisting others in doing so. Representative customer relationships in 2010 included the following:

•

Ford Motor Company (“Ford”) continued to engage us to assist in the development of their next generation in-dash infotainment offering called MyFord Touch. Our initial project with Ford was completed in the third quarter of 2010 where we provided them hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services for the MyFord Touch. Since we completed the initial project, we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Our new agreement with Ford is called the Ford Telematics Competency Center and commits us to providing a certain number of engineering services personnel to Ford for a set fee. Further, we have licensed Adobe Flash Lite to Ford for use in the MyFord Touch system and have also licensed certain of our TestQuest products to Ford in connection with this system;

•	The Coca-Cola Company (“Coca-Cola”), continued to engage us to assist in the development of their next generation drink dispensing machine; and

•

China Mobile Communications Corporation, through several systems integrators, purchased our Countdown automated testing tool, to perform field testing of its devices in 31 provinces within China. Other leading smart device companies such as Motorola, Qualcomm and Siemens also purchased our automated device testing tools.

The software we deliver to our customers as part of our software solutions takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through engineering services. Also, due to the complexity of embedded software, the integration of our own proprietary software and/or third-party software products on customers’ devices often requires additional engineering services to accomplish systems integration, customization and/or optimization as well as quality assurance testing. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall smart device software solutions provider.

Proprietary Software Products

Our proprietary software offerings include:

•

CountDown—CountDown is a software testing automation tool we acquired from TestQuest that provides customers with a complete test solution that brings together everything necessary to test smart devices including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart device and capture results, and a reporting tool that allows customers to analyze test results;

•

TestQuest Pro—TestQuest Pro is the original TestQuest test automation tool, which we also acquired from TestQuest. TestQuest Pro is widely used to test embedded systems, including digital entertainment, telecom/datacom, military/aerospace and medical devices, as well as automation systems for industry, retail, offices, buildings and homes;

•

Handset Certification Platform—The Handset Certification Platform builds upon our automated testing tool technology to allow mobile operators to implement standardized handset tests across their OEM suppliers;

•

SDIO Hx—SDIO (Secure Digital Input Output) is an industry standard format that allows very small form-factor peripheral and memory cards to be used with smart devices. Our SDIO solution is used by customers who are creating SDIO solutions for smart devices running Microsoft Windows CE and Windows Mobile operating systems; and

•

TI Windows CE and Windows Mobile BSP—We worked with Texas Instruments to create the standard Windows CE Board Support Packages (BSP) for the TI OMAP 35XX and 37XX family of processors and the standard Windows Mobile BSP for the TI OMAP 34XX and 36XX family of processors, both of which are used in a variety of mobile and embedded device designs. We also have several other off-the-shelf BSP products that support other processors.

Third-Party Software Products

We have multiple license and distribution agreements with third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their smart device project needs. Our third-party software offerings include the following:

•

We are a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for Windows CE, Windows XP/NT Embedded, Windows XP Professional with Embedded Restrictions, Windows Server with Embedded Restrictions, Windows XP Embedded for Point of Sale and Microsoft “Classic” operating systems with Embedded restrictions, including DOS and Windows 98/2000/ME/NT. We are authorized to sell Windows Embedded operating systems in North America, including Mexico. 52% of our total revenue in 2010 was generated through the sale of Microsoft Embedded operating systems;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also now have the ability to sell the Microsoft’s Office Mobile and several other related products. We generated $10.2 million (11% of total revenue) in sales of Windows Mobile operating systems in 2010 compared to none in 2009;

•	We are an authorized distributor for Adobe Flash Lite technology. We have the right to distribute Adobe Flash Lite licenses to OEMs and ODMs and others worldwide;

•	We are an authorized distributor of McAfee’s Embedded Security product to OEMs in North America; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Software revenue for the last two fiscal years was as follows (in thousands):

	2010	2009
Software revenue:
Third-party software	$63,886	$32,374
Proprietary software	5,173	4,156

Total software revenue	$69,059	$36,530

Software revenue as a percentage of total revenue	71%	57%

Third-party software revenue as a percentage of total software revenue	93%	87%

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically.

Engineering Service Offerings

Our service offerings include:

•	Software and hardware design and development services;

•	Platform development systems integration;

•	Radio Interface Layer (“RIL”) development and testing;

•	Application, middleware and multimedia software development;

•	Adobe Flash Lite Player porting and Flash User Interface development;

•	Quality assurance and testing services;

•	Hardware design, prototype and product development services;

•	Device solution strategy consulting;

•	Mechanical and ID design services;

•	Technical support;

•	Implementation services; and

•	Training.

Traditionally, our engineering services have predominantly focused on customers building or deploying devices utilizing some form of Windows Embedded or Windows Mobile operating system. However, our intent is to increasingly provide engineering services to customers building or deploying devices utilizing non-Microsoft operating systems and an increasing amount of our engineering services involves devices running the Android operating system.

Customers utilize our engineering services due to our extensive experience developing new devices and because of our deep experience with embedded and mobile operating systems, particularly Windows Embedded and Windows Mobile. We believe that engaging BSQUARE on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and product robustness and features, which a customer may have been unable to achieve through other means.

Service revenue for the last two fiscal years was as follows (in thousands):

	2010	2009
Total service revenue	$27,715	$27,849

Service revenue as a percentage of total revenue	29%	43%

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software solutions and related services, ultimately becoming a go-to solutions provider for our customers and potential customers. To advance this strategy, we intend to focus on the following areas:

•

We are expanding our sales footprint in Asia in order to better serve customers in that market. We have added a direct sales presence in Korea and are in the process of expanding our sales footprint in China. We also intend to enhance our sales capabilities in Japan and Taiwan;

•

We are expanding our development footprint in Asia. During 2010 we expanded our Taiwan development center, and ultimately hope to have up to 65 employees in our Taipei facility. During 2011 we expect to establish a development center in China;

•

We are working to expand the number of engineering service practice areas that we offer to our customers. Expanding our capabilities around the Android operating system and expanding our ability to create user interfaces and applications on a variety of technologies and operating systems is a key focus for our service group;

•	We are investing in the mobile and automotive vertical segments in order to put together compelling solutions offerings designed to expand our business in those growing segments;

•

We are actively searching for additional software products from third party software providers that we can resell. We believe that we have established a premiere reseller channel through our sales of Microsoft Operating Systems, Adobe FlashLite, McAfee Solidcore, and wish to leverage our channel by selling other products;

•	We are investing in our Handset Certification Platform (HCP) and are attempting to sell our HCP solution to multiple mobile network operators;

•	We are seeking additional proprietary software products to invest in; and

•

We are actively looking for companies with compelling technology that we can partner with or acquire. Along these lines, in 2010 we partnered with Qualcomm to resell their Snapdragon Mobile Development Platform.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We are one of Microsoft’s largest distributors of Embedded operating systems (e.g. Windows CE) worldwide although our territory is limited to North America and a few other countries in the Americas;

•	We are a worldwide distributor of Microsoft’s Windows Mobile operating systems (since November 2009);

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Enterprise Partner of the Year for 2009;

•	We were the Microsoft Systems Integrator of the Year for 2008;

•	We were the Microsoft Distributor of the Year for 2008;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows CE and Windows XP Embedded;

•	We are a Microsoft Auto training partner;

•	We are a leading systems integrator for Microsoft’s Windows Mobile device development projects;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

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

Customers

Customers of our software solutions including related engineering services, include leading OEMs, ODMs, SVs, peripheral vendors, and other enterprises seeking to leverage the software we provide them, be it our own proprietary software, third-party software or customer software developed via our engineering services, to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include Ford, Coca-Cola, Qualcomm Inc., Tyco Electronics Ltd., Honeywell International, Inc., Canon, Inc., Microsoft, Motorola, Inc. and Research In Motion Ltd. Ford accounted for $12.9 million, or 13%, of total revenue in 2010, compared to $14.9 million, or 23% of total revenue, in 2009. No other customer accounted for 10% or more of total revenue in 2010 or 2009. Revenue generated from Ford has been declining primarily due to completion of the main MyFord Touch project in August 2011. While we continue to do business with Ford, and expect our business with Ford to continue throughout 2011, we currently do not expect Ford to represent 10% or more of total revenue in 2011.

Sales and Marketing

We market our software solutions and engineering services predominantly through our direct sales and sales support organization located primarily in the United States and Taiwan. We also have minor sales and sales support presences in China, India, Korea, Japan and the United Kingdom. The majority of our sales and marketing personnel are located in the United States, but as part of our growth strategy, we anticipate expanding our international sales, sales support and marketing personnel more rapidly than we expand our North America personnel. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners, particularly Microsoft.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products, the majority of whom focused on development of our TestQuest automated testing tools during 2010, which we expect will continue in 2011. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States but increasingly have been performing our research and development in locations outside the United States and expect that trend to continue in 2011.

Competition

The market for smart device software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings;

•	Contract manufacturers, which have added or are adding software development capabilities to their offerings; and

•	Microsoft Embedded operating system distributors such as Arrow Electronics, Inc (“Arrow”) and Avnet, Inc. (“Avnet”).

The companies and products that compete with us in mobile and embedded test automation include DeviceAnywhere, Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against potential customers’ internally created tools and against manual testing. Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products.

As we develop and bring to market new software products and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our embedded software solutions and related services, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

International Operations

During 2010, our international operations outside of North America consisted principally of operations in Taipei, Taiwan. We have a limited sales and/or support presence in China, India, Japan, Korea and the United Kingdom. We also have a partner in India that provides contract engineering services. Because our OEM Distribution Agreement with Microsoft restricts our sale of Microsoft General Embedded operating systems (e.g. Windows CE) to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2010, revenue generated from customers located outside of North America was 16% of total revenue, compared to 5% in 2009. The increase in non-North American revenue in 2010, as compared to the prior year, was attributable to the sale of Windows Mobile operating systems which accounted for $6.1 million of non-North American revenue in 2010, compared to none in the prior year. Additionally, service revenue in Asia increased 132% over 2009 largely as a result of improved economic conditions.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the total number of employees by area:

	December 31,
	2010	2009
Engineering Services	128	130
Research and Product Development	21	23
Sales, Marketing and Administrative	66	67

Total	215	220

As of December 31, 2010, we were utilizing the services of 55 contractors, almost all of whom were involved with engineering services, compared to 55 at December 31, 2009. Of the total headcount of 279 at December 31, 2010, 214 were located in North America, 37 were located in Taiwan and 12 were located in India with the remainder located in China, Japan, Korea and the United Kingdom. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

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

We currently have eight issued patents and two pending patents in the United States, and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Our Internet website is located at www.bsquare.com. We make available, free of charge, through the investor relations section of our website, under “SEC Filings,” all our filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2011:

Name	Age	Position
Donald B. Bibeault	69	Director
Brian T. Crowley	50	President and Chief Executive Officer, Director
Elwood D. Howse, Jr	71	Director
Elliott H. Jurgensen, Jr	66	Chairman of the Board
Scot E. Land	56	Director
William D. Savoy	46	Director
Kendra A. VanderMeulen	59	Director
Carey E. Butler	56	Vice President, Professional Engineering Services
Scott C. Mahan	46	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Mark E. McMillan	48	Vice President, Worldwide Sales and Marketing
John F.K. Traynor	45	Vice President, Products

Item 1A.	Risk Factors.

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

Microsoft-Related Risk Factors

Due to the fact that we have historically provided software and services to customers building devices utilizing Microsoft’s Windows General Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft General Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM and Windows Mobile Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have an OEM Distribution Agreement for Software Products for Embedded Systems (“ODA”) with Microsoft, which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. Our existing ODA was effective as of July 1, 2010 and expires on June 30, 2011. We also entered into another distribution agreement (the “Winmo ODA”) with Microsoft in November 2009 under which we are now licensed to sell Microsoft Windows Mobile operating systems to customers on a worldwide basis. The Winmo ODA is effective through October 31, 2011. We generated $10.2 million of revenue in 2010 through the Winmo ODA, and expect this revenue stream to continue in 2011. If either or both of these agreements are terminated by Microsoft (which Microsoft can do unilaterally), or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit would decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

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

Microsoft has audited our records under the ODA in the past and will likely audit our records again in the future for both the ODA and the Winmo ODA, and any negative audit results could result in additional charges and/or the termination of the ODA and the Winmo ODA.

There are provisions in the ODA and Winmo ODA that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODA and Winmo ODA. On January 22, 2010, Microsoft concluded an audit of our records pertaining to the ODA, which covered the period from October 2006 to September 2009. There were no material findings. A similar audit conducted in 2007 similarly produced no material findings; however, an audit in 2003 and 2004, covering a period of five years, resulted in a payment to Microsoft of $310,000. It is possible that future audits could result in additional charges.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded operating systems and Windows Mobile targeted platforms. As a result, our revenue and operating results could suffer.

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus by us on customers building devices utilizing non-Microsoft Embedded operating systems, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded operating systems and Windows Mobile targeted platforms for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded operating systems and Windows Mobile targeted platforms and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft, our revenue could decline significantly, and/or our costs could increase significantly, thereby negatively impacting our operating results.

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

As the developer of Windows, Windows XP Embedded, Windows CE and Windows Mobile, Microsoft could add features to its operating systems which eliminate or reduce our customers’ need for our software and services, or Microsoft could develop standalone products and services that compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively impact our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our offerings and reduce our revenue and gross profit accordingly and our operating results could be negatively impacted.

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

•

The ability of the Microsoft Windows Embedded operating systems and Windows Mobile software to compete against existing and emerging operating systems for the smart device market, including: OSx from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Symbian; JavaOS from Sun Microsystems, Inc.; Android from Google Inc.; Blackberry from RIM; and other proprietary operating systems. In particular, in the market for handheld devices, Windows Mobile faces intense competition from the Symbian, RIM, Android and Apple operating systems. In the market for converged devices, Windows Embedded faces intense competition from the Linux operating system and more recently from Android. Windows Embedded operating systems and the Windows Mobile targeted platforms may be unsuccessful in capturing a significant share of these segments of the smart device market, or in maintaining its market share in these segments;

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

Ford-Related Risk Factors

If we do not obtain additional work from Ford in 2011, or increase our work for new or existing customers, our future revenue and gross profit would decrease and our operating results would be adversely affected.

Revenue from Ford comprised $12.9 million, or 13%, of our total revenue in 2010. We expect this project work to continue in 2011 under the Ford Telematics Competency Center (“FCC”) but expect revenue from Ford to be lower in 2011 than in 2010 due to the lower level of personnel resources utilized in the FCC than were utilized in the original project. While we do currently expect to be actively involved in future projects with Ford in 2011 and beyond, if our role in fulfilling Ford’s plans is scaled back or eliminated beyond 2011, or if we are unable to increase our work for new or existing customers to compensate for a decrease in Ford-related revenue, our revenue and resulting gross profit would suffer and negatively impact our operating results.

If we breach our Agreement with Ford, fail to comply with the requirements of the Agreement, or are required to perform warranty repairs on any of the Ford vehicles into which our work is incorporated, or if any of those vehicles are recalled due to defects in our work, our revenue, operating results and overall business could be negatively impacted.

Our Agreement with Ford provides customary representations and warranties to Ford and we accept liability for certain damages that are incurred by Ford as a result of our breach or failure to comply with the requirements of the Agreement. These damages may include consequential damages. The agreement also provides that we will indemnify Ford against certain third party claims. In addition, warranty repairs on our work for Ford could require us to devote additional hours that would not be billable. A significant warranty claim could require immediate remediation and consume a large amount of our billable resources until it is fixed, which could negatively impact our revenue, operating results and our business. In addition, if a defect were significant enough to require a vehicle recall, the costs of such a recall could be significant. We have increased our overall insurance amounts, but many claims, including, but not limited to, warranty and recall related issues, may not be covered by insurance.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for our software and services is extremely competitive. Increased competition may result in lower revenue, price reductions, lower gross profit and margin and loss of customers and market share, which could negatively impact our operating results. We face competition from:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our the software products and engineering services we sell;

•	Engineering service firms, including off-shore development companies, such as Intrinsyc, Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan China, which have or are adding software development capabilities to their offerings;

•	Contract manufacturers, which are adding software development capabilities to their offerings;

•	Microsoft Embedded operating system distributors such as Arrow and Avnet; and

•

Companies and products that compete with us in mobile and embedded test automation, including DeviceAnywhere, Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant), and Keynote. In this market we also compete against potential customers’ internally created tools and against manual testing. Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products.

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

Our ability to maintain or grow our proprietary software revenue is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be negatively impacted.

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

The market for our software and services evolves rapidly. As a result, the life cycles of our products and services are difficult to estimate. To be successful, we believe we must continue to enhance our current offerings and provide new software and service offerings with attractive features, prices and terms that appeal to our customers. We have experienced delays in new software and service offering introductions in the past and may do so again in the future. Our revenue and operating results may be negatively impacted if we delay releases of new products, product enhancements and/or new services offerings, or if we fail to accurately anticipate our customers’ needs or technical trends and are unable to introduce new products and service offerings into the market successfully. In addition, our customers may defer or forego purchases of our products and/or services if we, Microsoft, our competitors or major hardware, systems or software vendors introduce or announce new products.

Our future success depends upon our customers’ ability to successfully sell their products incorporating our technology, and to continue buying our services.

Even if a customer selects us to provide software and services, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer, whether from lack of market acceptance of its products or otherwise, could cause us to lose revenue that we had anticipated and our revenue and operating results would suffer. Also, our revenue and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology.

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

We periodically enter into engineering service agreements in which we have agreed to perform our engineering service work for lower up-front fees, or for no fees, in exchange for future royalties or per unit fees. There is no guarantee that these arrangements will produce the strategic or economic returns as anticipated.

We have entered into contracts that involve reducing or eliminating up-front engineering service fees in return for a per-device/chip royalty or fee that is earned as our customers ship their devices or chips, and we may enter into more such agreements in the future. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their projects or that their devices or chips may not be successful in the market, which could negatively impact our revenue and operating results.

Cooperation and support from silicon vendors is critical for the success of our products and related services that are developed for their particular silicon architecture. Such cooperation cannot be assured.

We have developed, and continue to develop software and service offerings based on certain silicon architectures (e.g. the TI OMAP architecture). Due to the nature of the industry we serve and the products we develop, it is necessary for us to make certain assumptions regarding which silicon vendors will be successful in the various markets we serve and upon which we are making investments. It is therefore important that there is ongoing support from the SVs in the marketplace for these silicon architectures. For example, during the development of a reference design board, Intel made a strategic decision to sell its PXA Xscale division to Marvell which negatively impacted the sale of our Xscale-based reference designs. There can be no assurance that Marvell, TI, or any of the other SVs will continue to pursue and support the markets that we have been targeting. If the SVs do not support our efforts going forward, our revenue and operating results could be negatively impacted.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle is typically three to nine months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

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

Continued negative cash flows from our TestQuest products may negatively affect the carrying value of the intangible assets we acquired from TestQuest.

In the fourth quarter of 2008, we purchased certain assets of TestQuest including acquired technology and other intangible assets with a total gross carrying value of $1.9 million. As of December 31, 2010, these assets had a net carrying value of $1.0 million, net of accumulated amortization. Although we generated approximately $582,000 of cash from these assets during the fourth quarter of 2010, and we expect to continue to generate cash from these assets in the future, it is possible that we may be required to reassess the carrying value of these assets in the future, which may lead to a determination that these assets are not recoverable through future cash flows, which may result in an impairment charge that would negatively impact our operating results.

Past acquisitions have proven difficult to integrate, and recent or future acquisitions, if any, could disrupt our business, dilute shareholder value and negatively affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, market and management team, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of Sarbanes-Oxley and other corporate governance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which may involve compliance with foreign laws, payment of taxes, labor negotiations or other unknown costs and expenses, which could be significant.

We may not be able to raise additional capital if required to support our business.

If we need to raise additional operating capital, we may find that our access to equity and debt capital markets is limited or blocked entirely. Until recently, our stock has historically traded at low volumes and overall investor confidence in the stock market could falter. This could make it difficult or impossible to sell additional shares on the public markets. In addition, it may be difficult and costly to obtain debt financing and we may be unable to borrow additional funds at acceptable cost, or at all, should the need arise. If we are unable to raise capital as necessary, it may adversely affect our ability to invest in products or fund operations, which would materially harm our business and negatively affect operating results.

We are dependent on our insurance carriers to cover certain risks and a failure of one or more of our carriers, or a tightening of the market that increases our costs or decreases our ability to obtain necessary coverage, could negatively impact our business.

We have added significant additional insurance to cover the additional exposure presented by our work for Ford and other customers. As with the overall financial market, the insurance market is currently volatile. While all of our insurance carriers appeared to be viable as of the date of this Report, if this changes, we are unable to maintain current coverage through viable insurance carriers at reasonable rates, or we are unable to obtain additional coverage that we deem necessary for our business, we may be unable to meet our financial obligations if claims that would otherwise have been covered by this insurance are made which could negatively impact our financial condition and operating results.

Taxing jurisdictions in the United States are becoming more aggressive with tax legislation and tax collection, particularly states facing significant budget deficits, which could expose us to additional tax liability that we have not been subject to in the past.

We make sales in many jurisdictions across the United States, most of which we do not have nexus in and, therefore, are not subject to sales, franchise, income and other state and local taxes. Particularly in light of state revenue deficits, taxing jurisdiction have become more aggressive in defining nexus, among other things, which could result in us achieving nexus, or potentially achieving nexus in significantly more tax jurisdictions. If this occurs and unless we are able to pass through this cost to our customers, our tax expense will increase which will negatively affect our results of operations. Further, because state and local tax laws are becoming increasingly complex, our cost to monitor our state and local tax compliance will increase which will negatively affect our results of operations. Additionally, there can be no assurance that we do not currently have unknown tax exposure in a state or local tax jurisdiction because of recent tax law changes which we are unaware of and the resulting liability could be significant and would negatively affect our results of operations.

There may be restrictions on the use of our net operating loss and tax credit carryforwards due to a tax law “ownership change”.

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2010, we had $59.2 million in net operating loss carryforwards and $2.4 million of tax credit carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change (as defined by this Section) has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties.

Our services work provides a disproportionate amount of our gross profit in relation to our overall revenue and a loss of any significant services customer or revenue could disproportionately impact our profitability.

Certain customers who purchase custom engineering services may contribute significantly to our gross profit, while not rising to the level of a significant or material customer based on overall revenue. If the amount of work for these customers decreases or we cease to do work for these customers and we are not able to replace these customers or revenue with similarly profitable engagements, our gross profit and overall results from operations may be negatively impacted.

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

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue and operating results adversely affected. We rely primarily on confidentiality procedures and contractual provisions as well as a combination of patent, copyright, trade secret and trademark laws, to protect our intellectual property. These laws and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all, or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

We frequently license the source code of our software products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE” or the preface “b.” Other companies use forms of “BSQUARE” or the preface “b” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights. Any of these outcomes could negatively impact our brand, dilute its recognition in the marketplace, or confuse potential customers, all of which could harm our business.

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

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment was $900,000 at December 31, 2010, and decreases on a straight-line basis over the length of our ten-year headquarters lease. Any breach of or non-compliance with this lease agreement could negatively impact our business, financial condition and operating results.

International Operations-Related Risk Factors

Our international operations, particularly our planned international expansion, expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated 16% of our total revenue in 2010 and 5% in 2009. We currently have operations outside of North America in Taiwan and also have a limited sales and/or support presence in China, India, Japan, South Korea and the United Kingdom; however, we are in the process of expanding our operations in these countries while also expanding in additional geographies. Our international activities and operations, and our current expansion plans expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in North America;

•	Unfavorable changes in regulatory practices and tariffs;

•	Compliance with complex regulatory regimes or restrictions on import and export of our goods and services;

•

Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating losses and tax credits in the U.S.;

•	Loss or reduction of withholding tax exemptions;

•	The impact of fluctuating exchange rates between the U.S. dollar and foreign currencies;

•	General economic and political conditions in international markets which may differ from those in the U.S.;

•	Increased exposure to potential liability under the Foreign Corrupt Practices Act;

•	Added cost and administrative burden associated with creating and operating business structures in other jurisdictions;

•	Potential labor costs and risks associated with employees and labor laws in other geographies; and

•

The inherent risks of working in a certain highly regulated and/or controlled economies where relationships between company management and government officials is critical to timely processing of approvals required to conduct business.

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

We conduct development activities in non-U.S. locations, primarily India (through a partnership with a local company) and Taiwan, to take advantage of the high-quality, low-cost software development resources found in those countries. Additionally, we have plans to significantly increase development activity in our Taiwan operation and to initiate software development in a major software development center in China. To date, we have limited experience in managing large scale software development outside the United States. Expanding our international software development inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related software products and services and could also adversely impact the profitability of service engagements employing offshore resources, thereby negatively affecting our operating results.

As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our software products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have and others may seek to move the development and manufacturing of their smart devices to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODA with Microsoft, we are currently only able to sell Microsoft Embedded operating systems primarily in North America. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In North America, we also lease office space in San Diego, California; Longmont, Colorado; Boston, Massachusetts; Chanhassen, Minnesota; Akron, Ohio; Dallas, and Texas. We lease office space overseas in Beijing, China, Seoul, Korea, Tokyo, Japan, and Taipei, Taiwan. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

The parties in the approximately 300 coordinated cases, including the parties in our case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including us. On October 5, 2009, the district court granted final approval of the settlement. Three objectors filed a petition to the Second Circuit seeking permission to appeal the district court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the district court’s order certifying classes in the focus cases. Objectors to the settlement are proceeding with two appeals to the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss both appeals. Following the district court’s final approval of the settlement, we determined that it is unlikely that we will be liable for any damages that will not be paid for by our insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “BSQR.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	High	Low
Year Ended December 31, 2010:
First Quarter	$2.87	$2.26
Second Quarter	$2.90	$2.18
Third Quarter	$3.47	$2.11
Fourth Quarter	$9.03	$3.33

Year Ended December 31, 2009:
First Quarter	$2.78	$1.02
Second Quarter	$2.97	$1.65
Third Quarter	$2.80	$2.14
Fourth Quarter	$2.57	$2.17

Holders

As of February 28, 2011, there were 144 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any consistent cash dividends in the foreseeable future. Our Board of Directors has, however, periodically considered implementing a share repurchase program and/or a special one-time cash dividend.

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

Overview

We provide software solutions to companies that develop smart, connected devices and to companies that assist others in developing smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of several acquisitions, coupled with our strategic intent to broaden our market focus, we also provide software solutions to customers developing devices utilizing other operating systems such as Android and Linux.

We have been providing software solutions to the smart device marketplace since our inception. Our customers include world class OEMs, ODMs, and enterprises, as well as SVs and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Critical Accounting Judgments

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, percentage of completion on fixed price service contracts, fair values of financial instruments, deferred tax asset reserve, intangible assets, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with these uncontracted engagements.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Certain fixed-price service agreements, and time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. The estimation of total hours and progress to completion on these arrangements determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates, and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

There are two items involving revenue recognition that require us to make our most difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. Historically, we have entered into very few multiple-element arrangements other than those involving the sale of PCS related to the sale of our TestQuest automated testing tools. Total TestQuest PCS revenue, generally deferred at sale and recognized over the life of the PCS agreement, was $1.0 million in 2010 and $472,000 in 2009. We establish VSOE of fair value for TestQuest PCS using the bell-curve approach, based on the price when PCS is sold separately. VSOE of TestQuest PCS has been well established in the past as these products have been sold on a stand-alone basis for a number of years even prior to our acquisition of TestQuest assets in November 2008. If VSOE has not been established for a product, and there is no third-party evidence of selling price, we estimate the proportion of the selling price attributed to each delivered element. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

The majority of engineering service contracts we have entered into, and consequently, the majority of service revenue we recognize, is associated with time and materials contracts. However, in the second quarter of 2009, we modified our contract with Ford Motor Company (“Ford”) from time and materials to fixed-price, which significantly increased the amount of revenue recognized from fixed-price contracts as a percentage of service revenue and as a percentage of total revenue. This contract, as described further elsewhere in this filing, related to engineering services and other software we provided Ford relative to their development of their new in-dash infotainment system—MyFord Touch. Upon completion of the primary MyFord Touch development contract in August 2010, we modified our business arrangement with Ford to time and materials under which we continued to provide Ford with engineering services for the remainder of 2010 and expect to for 2011 as well. Service revenue resulting from fixed-price contracts was 44% ($11.4 million) of service revenue in 2010, 37% ($9.3 million) in 2009 and 15% ($3.7 million) in 2008. Ford accounted for $7.6 million of fixed-price service revenue in 2010, and $6.6 million in 2009.

As noted above, we primarily measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our Company including our Chief Executive Officer. This approval process takes into consideration a number of factors including the complexity of engineering. We do not enter into fixed bid contracts where we do not have a history of performing any material portion of the contracted engineering tasks successfully. Historically our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2010, we were delivering engineering services under nine fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in subsequent reporting periods. If we were 20% under in our estimates of completion on every fixed-bid contract, our revenue would be over-stated by $490,000 during the twelve months ended December 31, 2010.

Allowance for Doubtful Accounts

We record accounts receivable at the invoiced amount net of an estimated allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Incentive Compensation

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged to be reasonably likely to be earned as of year-end and is estimable. The amount accrued, and expense recognized, is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our year-to-date actual results and expected results for the remainder of the year. Because our attainment estimate factors estimated future results, significant judgment is required. If actual results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Net operating losses and tax credits, to the extent not already utilized to offset taxable income, also give rise to deferred tax assets. We must then assess the likelihood that any deferred tax assets will be realized from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets. During the years ended December 31, 2010 and, 2009 we utilized $5.1 million, and $0, respectively, of historical net operating losses to offset taxable income in each of those years. At December 31, 2010, we had $61.7 million of net operating loss carryforward which will begin to expire in 2022, $54.9 million of which will expire in 2022 and 2023.

In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to utilize a portion of our deferred tax assets and, as a result, recorded a $2.6 million reduction in our deferred tax asset valuation allowance and corresponding income tax benefit. In determining the amount of our deferred tax assets that we would realize as of December 31, 2010, we determined the largest amount of our deferred tax assets which had a greater than 50% likelihood of being realized. The factors we considered in reducing our deferred tax asset allowance included, but were not limited to: i) over the last three years we have generated cumulative pre-tax income of $3.1 million; ii), our analysis of “normalized” historical book pre-tax income which excluded those items not expected to occur in the future (e.g. realized losses on auction rate securities) indicated cumulative profitability over the same period; iii) we completed the main fixed-price Ford contract in August 2010 thereby eliminating the overrun risk which had previously significantly negatively affected our results; and iv) our assessment of existing customer contracts and agreements and the expected revenue and gross profit that could be reasonably expected therefrom.

Because we do business in foreign tax jurisdictions, our sales may be subject to other taxes, particularly withholding taxes. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment. Further, we make sales in many jurisdictions across the United States, where tax regulations are increasingly becoming more aggressive and complex. We must therefore continue to analyze our state tax exposure and determine what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2010	2009
Revenue:
Software	71%	57%
Service	29	43

Total revenue	100	100

Cost of revenue:
Software	57	43
Service	22	36

Total cost of revenue	79	79

Gross profit	21	21
Operating expenses:
Selling, general and administrative	13	18
Research and development	4	7

Total operating expenses	17	25

Income (loss) from operations	4	(4)
Interest and other income (expense), net	0	0

Income (loss) before income taxes	4	(4)
Income tax benefit	2	0

Net income	6%	(4)%

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue increased $32.4 million, or 50%, to $96.8 million in 2010, from $64.4 million in 2009 primarily due to an increase in third-party software sales.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. During 2010, our international operations outside of North America consisted principally of operations in Taiwan. We also have established relatively minor sales and/or support presences in China, India, Japan, Korea, and the United Kingdom. Revenue from customers located outside of North America increased $12.5 million to $15.9 million in 2010, or 16% of total revenue, from $3.4 million, or 5% of total revenue, in 2009. This international growth was primarily attributable to higher software sales including $4.9 million in sales of

Microsoft Windows Mobile operating systems in the Asia Pacific (“APAC”) region in 2010 compared to none in the prior year, given that we entered into the distribution agreement initially in November 2009. To a lesser extent, international growth in 2010 was attributable to an increase in engineering service revenue in Asia and Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue from our own proprietary software products, which include software license sales, royalties from our software products, sales of our software development kits, support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for 2010 and 2009 was as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Software revenue:
Third-party software	$63,886	$32,374
Proprietary software	5,173	4,156

Total software revenue	$69,059	$36,530

Software revenue as a percentage of total revenue	71%	57%

Third-party software revenue as a percentage of total software revenue	93%	89%

The vast majority of our third-party software revenue is comprised of sales of Microsoft General Embedded operating systems (“General Embedded OS”) in North America and sales of Microsoft Windows Mobile operating systems (“Windows Mobile OS”) on a worldwide basis. Third-party software sales increased $31.5 million, or 97%, in 2010 as compared to the prior year. Primarily this increase is due to 55% higher sales volumes from our top ten General Embedded OS customers, as well as an approximate 29% increase in average sales volumes from our smaller General Embedded OS customers to pre-2009 levels. We attribute much of this sales volume increase to the improved economic conditions in the United States, as well as a change made by Microsoft which now directs sales of certain Microsoft products through their embedded channel rather than other Microsoft channels. Sales of General Embedded OS increased $20.8 million, or 70%, to $50.5 million in 2010, from $29.7 million in 2009. Sales of Windows Mobile OS were $10.2 million for 2010, compared to none in 2009.

Proprietary software revenue increased $1.0 million, or 24%, in 2010 as compared to 2009 due primarily to growth in TestQuest product revenue driven by two significant licensing sales closed in the fourth quarter related to China Mobile Communications Corporation (“CMCC”). These sales benefited the fourth quarter by $723,000 and were related to CMCC’s initiative to monitor their network services by deploying handsets into 31 provinces across China, using our TestQuest Countdown product to test the deployed handsets. While additional opportunities exist for selling TestQuest products to other mobile operators as a network monitoring solution, the timing of such sales are difficult to predict, and will likely happen infrequently, if at all. Further, it should be noted that these TestQuest sales in the fourth quarter of 2010 are separate from our previously announced Handset Certification Platform, in which mobile operators utilize our TestQuest Countdown product to test pre-production handsets. Total Test Quest licensing revenue increased $322,000 in 2010, compared to the prior year, while total TestQuest revenue, including TestQuest PCS revenue, increased by $866,000 in 2010 compared to the prior year. Texas Instruments OMAP-related and Qualcomm Snapdragon-related revenue also contributed to the growth.

Service revenue

Service revenue for 2010 and 2009 was as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009
Service revenue	$27,715	$27,849

Service revenue as a percentage of total revenue	29%	43%

Service revenue decreased nominally by $134,000, or 0%, in 2010 as compared to 2009. North American service revenue declined $1.8 million to $25.0 million in 2010, from $26.8 million in 2009, primarily due to a $2.0 million decrease in service revenue related to Ford, offset by revenue increases related to other customers.

Ford continued to be our largest engineering services customer in 2010, representing 47% of service revenue, compared to 53% of service revenue in 2009. Ford contributed $12.9 million in service revenue in 2010 compared to $14.9 million in 2009. We began working with Ford in the second quarter of 2008 assisting in the development of their next generation in-dash infotainment offering called MyFord Touch. Our initial project with Ford ran from the second quarter of 2008 and was completed in the third quarter of 2010. During the initial project we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. Total service revenue recognized on the initial project was $22.0 million. The contract underlying the initial project began as a time and material contract, and in the second quarter of 2009 it was converted to a fixed-price contract. Since approximately the completion of the initial project, we have performed all services for Ford under a new time and materials contract which contains certain minimum commitments in terms of the number of resources we provide Ford, and amounts they pay us. This new time and materials contract, called the Ford Telematics Competency Center (“FCC”), commits a certain number of engineering services personnel to Ford for a set fee. The FCC represented $3.6 million of the 2010 Ford-related service revenue. Since we completed the initial project, the number of engineers working on Ford programs has declined under the FCC because we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. In February 2011, we agreed with Ford, under a contract amendment, to expand the size of the FCC and to extend the term of the agreement to December 31, 2011. Under this new agreement, we expect the FCC to generate $9.3 million in revenue in 2011.

Service revenue from the APAC region increased $1.4 million, or 170%, to $2.4 million in 2010 from $1.0 million in 2009. The higher revenue was primarily driven by several projects with new customers in Japan as well as higher revenue in the rest of the APAC region due to the improved economy there compared to 2009. Growth in the APAC region coupled with growth in Europe and growth in North America outside of Ford roughly offset the decline in Ford service revenue.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products was also positively affected by rebate credits of $804,000 in 2010 and $709,000 in 2009 from Microsoft which we earned through the achievement of defined objectives.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2010	2009
Software gross profit	$13,852	$8,720
Software gross margin	20%	24%
Service gross profit	$6,667	$4,682
Service gross margin	24%	17%
Total gross profit	$20,519	$13,402
Total gross margin	21%	21%

Software gross profit and gross margin

Software gross profit increased by $5.1 million, or 59%, in 2010, as compared to 2009, while software gross margin decreased by four percentage points. The increase in software gross profit, and the decline in gross margin, was primarily due to an increase in sales of our third-party software in 2010, primarily Microsoft General Embedded and Windows Mobile operating systems, on which we realize much lower gross margins , and resulting gross profit, than we realize with respect to our proprietary software. Our third-party software margin was 15% in 2010, and 16% in 2009, compared to our proprietary software gross margin of 88% in 2010, and 86% in 2009.

We currently expect third-party software sales to continue to be a significant percentage of our software revenue, and, therefore, our overall software gross margin will likely remain relatively low in the foreseeable future.

Service gross profit and gross margin

Service gross profit increased by $2.0 million, or 42%, in 2010 as compared to 2009, while service gross margin increased by seven percentage points to 24% in 2010, from 17% in 2009. The increase in service gross profit and gross margin was primarily due to overruns on the Ford project which negatively affected 2009. As the Ford project was accounted for under the percentage of completion method, the project overruns negatively affected the amount of revenue we recognized which, in turn, negatively affected our realized billing rate, gross profit, and gross margins.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit).

Selling, general and administrative expenses increased $838,000, or 7%, to $12.9 million in 2010, from $12.0 million in 2009. Selling, general and administrative expenses represented 13% of our total revenue in 2010 compared to 18% of revenue in 2009. 2009 benefited from the reversal of our securities class action legal reserve in the third quarter of 2009 in the amount of $534,000. Excluding the impact of this reversal, selling, general and administrative expense increased in 2010 by $304,000, or 3%, from $12.5 million in 2009. This increase was driven by $220,000 in higher commissions and bonuses attributed to increased revenue, gross profit and net income and $372,000 in higher wage expense primarily due to the hiring of additional sales personnel, offset by decreases in a number of other expense items.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs.

Research and development expenses decreased $908,000, or 21%, to $3.4 million in 2010, from $4.3 million in 2009. Research and development expenses represented 4% of our total revenue in 2010, down from 7% in 2009. The decrease was driven by lower research and development expense associated with our Texas Instruments product initiatives, the majority of which were completed in the first quarter of 2010. Additionally, we reduced research and development headcount during the year.

Interest and other income (expense), net

Other income (expense) consists of interest income on our cash, cash equivalents and investments, gains and losses we may recognize on our investments, as well as gains or losses on foreign exchange transactions. Other expense was $504,000 in 2010 compared to other income of $139,000 in 2009, representing a decrease of $643,000. This increase was primarily due to a $549,000 other-than-temporary impairment loss on the carrying value of our auction rate security investments (“ARS”) that was charged to other expense during 2010.

Income tax benefit

Income tax benefit increased by $2.3 million to $2.4 million in 2010, from $76,000 in 2009. This increase was due primarily to a $2.6 million tax benefit recognized during the three months ended December 31, 2010 when we reevaluated the net carrying value of our deferred tax assets. In prior periods, we had fully reserved our deferred tax assets as we had not been able to determine that it was more likely than not that we would generate sufficient future taxable income to realize these assets. Deferred tax assets are evaluated quarterly and our valuation allowance may change in the future based upon our estimate of the probability of future taxable income. Reductions in our valuation allowance will have a positive effect on our income tax provision while increases in our valuation allowance will have a negative effect.

Liquidity and Capital Resources

As of December 31, 2010, we had $23.1 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $18.0 million at December 31, 2009. These balances are net of a valuation allowance recorded against our ARS investments of $378,000 at December 31, 2010, and $686,000 at December 31, 2009. Of the $23.1 million of cash, investments and restricted cash at December 31, 2010, $1.0 million was classified as long-term, most of which relates to $875,000 restricted under the terms of our headquarters operating lease which is also classified as long-term restricted cash, the majority of which will continue to secure that obligation through its expiration in 2014. Also included in long-term investments is an ARS investment with a par value of $500,000 recorded at estimated fair value of $122,000. Our working capital was $20.0 million at December 31, 2010, compared to $10.3 million at December 31, 2009.

Net cash provided by operating activities was $5.3 million in 2010, primarily attributable to $6.1 million in net income and $2.2 in non-cash expenses, offset in part by a negative change in various working capital line items. Net cash provided by operating activities was $4.7 million in 2009, primarily attributable to a $3.3 million increase in deferred revenue primarily related to revenue billed but not earned on the Ford project and revenue deferred associated with annual support and maintenance contracts for TestQuest products. Additionally, $1.8 million of non-cash expenses, and net collections of $1.5 million on our accounts receivable, contributed to net cash provided by operating activities in 2009. These amounts were offset in part by a net loss of $2.7 million in 2009.

Net cash used by investing activities was $7.7 million in 2010 primarily due to $19.5 million of purchases of short-term investments offset in part by $8.2 million in proceeds from the maturity of short-term investments and $3.8 million in sales of our ARS securities. Net cash provided by investing activities was $429,000 in 2009, primarily due to $750,000 in redemptions received on our ARS investments, offset in part by $278,000 in purchases of equipment and furniture.

Financing activities generated cash of $383,000 in 2010 and $10,000 in 2009 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases of $1.2 million in 2011, $1.1 million in 2012, $1.1 million in 2013, and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $900,000 at December 31, 2010, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bsquare Corporation

We have audited the accompanying consolidated balance sheets of Bsquare Corporation (the “Corporation”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bsquare Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

March 17, 2011

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,814	$12,918
Short-term investments	11,329	—
Accounts receivable, net of allowance for doubtful accounts of $290 at December 31, 2010 and $201 at December 31, 2009	14,128	9,192
Deferred tax assets	145	—
Prepaid expenses and other current assets	403	648

Total current assets	36,819	22,758
Long-term investments	122	4,189
Equipment, furniture and leasehold improvements, net	653	823
Intangible assets, net	1,049	1,511
Restricted cash	875	900
Deferred tax assets	2,495	—
Other non-current assets	83	90

Total assets	$42,096	$30,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,132	$5,235
Accounts payable	261	299
Other accrued expenses	1,467	1,422
Accrued compensation	2,497	1,837
Deferred revenue	1,417	3,693

Total current liabilities	16,774	12,486
Deferred rent	240	311
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,415,541 shares issued and outstanding at December 31, 2010 and 37,500,000 shares authorized; 10,162,589 shares issued and outstanding at December 31, 2009	124,716	123,572
Accumulated other comprehensive loss	(445)	(746)
Accumulated deficit	(99,189)	(105,352)

Total shareholders’ equity	25,082	17,474

Total liabilities and shareholders’ equity	$42,096	$30,271

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009
Revenue:
Software	$69,059	$36,530
Service	27,715	27,849

Total revenue	96,774	64,379

Cost of revenue:
Software	55,207	27,810
Service	21,048	23,167

Total cost of revenue	76,255	50,977

Gross profit	20,519	13,402

Operating expenses:
Selling, general and administrative	12,850	12,012
Research and development	3,379	4,287

Total operating expenses	16,229	16,299

Income (loss) from operations	4,290	(2,897)
Interest and other income (expense), net	(504)	139

Income (loss) before income taxes	3,786	(2,758)
Income tax benefit	2,377	76

Net income (loss)	$6,163	$(2,682)

Basic income (loss) per share	$0.60	$(0.27)

Diluted income (loss) per share	$0.56	$(0.27)

Shares used in calculation of income (loss) per share:
Basic	10,192	10,097

Diluted	10,912	10,097

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	10,082,654	$122,660	$(1,048)	$(102,670)	$18,942
Net loss	—	—	—	—	—	(2,682)	(2,682)
Foreign currency translation adjustment	—	—	—	—	42	—	42
Change of unrealized gain on investments	—	—	—	—	260	—	260

Comprehensive loss	—	—					(2,380)
Exercise of stock options	—	—	5,023	10	—	—	10
Stock-based compensation, including issuance of restricted stock	—	—	74,912	902	—	—	902

Balance, December 31, 2009	—	$—	10,162,589	$123,572	$(746)	$(105,352)	$17,474
Net income	—	—	—	—	—	6,163	6,163
Foreign currency translation adjustment	—	—	—	—	(7)	—	(7)
Change of unrealized gain on investments	—	—	—	—	308	—	308

Comprehensive income	—	—					6,464
Exercise of stock options	—	—	158,471	383	—	—	383
Stock-based compensation, including issuance of restricted stock	—	—	94,481	761	—	—	761

Balance, December 31, 2010	—	$—	10,415,541	$124,716	$(445)	$(99,189)	$25,082

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,163	$(2,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on sale of auction rate securities	580	—
Depreciation and amortization	861	945
Stock-based compensation	761	902
Deferred income tax benefit	(2,640)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,911)	1,537
Prepaid expenses and other assets	264	60
Third-party software fees payable	5,897	1,211
Accounts payable and other accrued liabilities	663	(571)
Deferred revenue	(2,297)	3,333
Deferred rent	(71)	2

Net cash provided by operating activities	5,270	4,737

Cash flows from investing activities:
Purchases of equipment and furniture	(218)	(278)
Proceeds from maturities of short-term investments	8,200	750
Proceeds from sale of auction rate securities	3,795	—
Purchases of short-term investments	(19,525)	—
Other	20	(43)

Net cash provided by (used in) investing activities	(7,728)	429

Cash flows from financing activities:
Proceeds from exercise of stock options—net cash provided by financing activities	383	10

Effect of exchange rate changes on cash	(29)	39

Net increase (decrease) in cash and cash equivalents	(2,104)	5,215
Cash and cash equivalents, beginning of year	12,918	7,703

Cash and cash equivalents, end of year	$10,814	$12,918

See notes to Consolidated Financial Statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. We and our subsidiaries provide software and engineering services to companies that develop smart devices and to companies that assist others in developing smart devices. A smart device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, as a result of acquisitions, coupled with our strategic intent to broaden our market focus, we provide software and engineering services to customers developing devices utilizing other operating systems such as Android and Linux.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of BSQUARE Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassification of Previously Issued Financial Statements

Fees payable to third-party software suppliers, such as Microsoft Corporation (“Microsoft”), were previously included in accounts payable and other accrued expenses at December 31, 2009. Such fees payable and accrued expenses have been reclassified into a new balance sheet line-item called “Third-party software fees payable.” There was no impact on total current liabilities as of December 31, 2009. The Consolidated Statement of Cash Flows for 2009 was also revised to reflect this reclassification (there was no effect on net cash provided by operating activities).

Use of Estimates

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

Income (Loss) Per Share

Basic income per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards, restricted stock units and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of two to four years, are considered outstanding and included in the computation of basic income per share only when vested.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income per share (in thousands):

	Year Ended December 31,
	2010	2009
Weighted average shares outstanding for basic income (loss) per share	10,192	10,097
Dilutive effect of common stock equivalent shares	721	—

Weighted average shares outstanding for diluted income (loss) per share	10,913	10,097

Cash, Cash Equivalents and Short-term Investments

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government agencies and municipalities, debt instruments issued by foreign government, corporate commercial paper, money market funds, and corporate debt securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as short-term investments.

Short-term investments consist entirely of marketable securities which are all classified as available-for-sale securities and are recorded at their estimated fair value.

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in other expense.

Restricted Cash

Our restricted cash represents time deposits held at a financial institution as security for an outstanding letter of credit expiring in 2014 related to our corporate headquarters lease obligation.

Long-term Investments

Our long-term investments consist of auction rate securities (“ARS”), which are recorded at their estimated fair value.

Financial Instruments and Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, and accounts receivable. Cash equivalents and short-term investments consist primarily of highly liquid debt instruments of the U.S. government agencies and municipalities, debt instruments issued by foreign government, corporate commercial paper, money market funds, and corporate debt securities. The carrying value of these instruments approximates fair value.

Allowance for Doubtful Accounts

We record accounts receivable at the invoiced amount net of an estimated allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Equipment, Furniture and Leasehold Improvements

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives, ranging from 2 to 10 years. Maintenance and repairs costs are expensed as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the statement of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of asset acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. Amortization is provided on the straight-line method over estimated useful lives as follows:

Acquired technology	2 – 5 years
Customer relationships	8 years
Tradenames and trademarks	4 years

We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft general embedded and Windows Mobile operating systems, as third-party software fees payable.

Software Development Costs

No software development costs have been capitalized as the cost has been immaterial.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $93,000 in 2010 and $149,000 in 2009.

Stock-Based Compensation

The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock based awards based on historical experience and expected future activity. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards are estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Incentive Compensation

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged to be reasonably likely to be earned as of year-end and is estimable. The amount accrued, and expense recognized, is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our year-to-date actual results and expected results for the remainder of the year. Because our attainment estimate factors estimated future results, significant judgment is required. If actual results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to net income (loss) and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income (loss).

The changes in the components of other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net Income (loss)	$5,111	$(2,682)
Changes in unrealized gain (loss) on investments	308	260
Changes in foreign currency translation adjustment	(7)	42

Comprehensive income (loss)	$5,412	$(2,380)

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of December 31,
	2010	2009
Unrealized net losses on investments	—	(308)
Foreign currency translation adjustment	(445)	(438)

Accumulated other comprehensive loss	$(445)	$(746)

Income Taxes

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. We compute income taxes using the asset and liability method, under which deferred income taxes are provided for on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Our deferred tax assets are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income to utilize them.

The majority of our deferred tax assets relate to our net operating loss carryforwards. At December 31, 2010, we had $59.2 million of net operating loss carryforwards which begin to expire in 2022, of which approximately $54.9 million will expire in 2022 and 2023. Utilization of these carryforwards may be subject to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its net operating loss carryforwards. An ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analysis of possible ownership changes in the past which included consideration of a third-party study, and do not believe that an ownership change of more than 50 percentage points has occurred. During the years ended December 31, 2010 and 2009 we utilized approximately $5.6 million and $0, respectively, of net operating losses to offset taxable income.

In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to utilize a portion of our net operating losses and, as a result, we recorded a $2.6 million reduction in our deferred tax asset valuation allowance and corresponding income tax benefit. In determining the amount of our net operating losses that we would realize as of December 31, 2010, we determined the largest amount of our deferred tax assets which had a greater than 50% likelihood of being realized. The factors we considered in reducing our deferred tax asset allowance included, but were not limited to: i) over the last three years we have generated cumulative pre-tax income of $3.1 million; ii), our analysis of “normalized” historical financial statement book pre-tax income which excluded those items not expected to occur in the future (e.g. realized losses on auction rate securities) indicated cumulative profitability over the same period; iii) we completed the main fixed-price Ford contract in August 2010 thereby eliminating the overrun risk which had previously significantly negatively affected our results; and iv) our assessment of existing customer contracts and agreements and the expected revenue and gross profit that could be reasonably expected therefrom.

Interest and penalties related to uncertain tax positions may be classified in the financial statements as either income taxes or interest and another expense classification. We have elected to classify interest and penalties related to uncertain tax positions as income tax expense. There are no interest and penalties included in income tax benefit in 2010 or 2009.

Foreign Currency

The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet. Resulting translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with these uncontracted engagements.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and PCS. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates, and enhancements. When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-6, Improving Disclosures About Fair Value Measurements (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our Consolidated Financial Statement disclosures.

2.	Cash and Investments

Cash, cash equivalents, short-term investments, long-term investments and restricted cash consist of the following (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$736	$817
Money market funds	10,078	12,101

Total cash and cash equivalents	10,814	12,918
Short-term investments:
U.S. agency securities	2,250	—
Municipal securities	450	—
Corporate commercial paper	2,749	—
Foreign government bonds	775	—
Corporate debt securities	5,105	—

Total short-term investments	11,329	—
Long-term investments—auction rate securities	122	4,189
Restricted cash:
Time deposits	—	900
Money market funds	875	—

Total restricted cash	875	900

Total cash, cash equivalents, investments and restricted cash	$23,140	$18,007

We record our cash equivalents, short-term investments and ARS, at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

Our short-term investments consist entirely of marketable securities classified as available for sale. All short-term investments were valued based on quoted market prices of similar instruments and other significant inputs derived from, or corroborated by, observable market data.

Our long-term investments consist entirely of ARS. At December 31, 2010 we held $122,000 of ARS represented by one individual investment. Historically, ARS have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. The related principal amounts of the ARS will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Due to the lack of observable market quotes on our ARS, we have estimated their fair values using inputs including the underlying financial condition and credit quality of the issuer, the maturity of the security, and secondary market bid levels of similar and identical securities. Based on these inputs, we estimated the fair value of our ARS to be $122,000 as of December 31, 2010, compared to a par value of $500,000. We have classified our ARS as long-term investments as of December 31, 2010 due to our uncertainty as to when these securities will be sold.

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3), which entirely consist of ARS (in thousands):

	Student Loan Backed	Close-end Funds	Corporate Collateral	Total
Balance at December 31, 2009	$3,698	$369	$122	$4,189
Redemptions at par	(75)	—	—	(75)
Sale of securities	(3,399)	(321)	—	(3,720)
Reversal of unrealized loss, net	277	31	—	308
Realized loss on sale of securities	(501)	(79)	—	(580)

Balance at December 31, 2010	$—	$—	$122	$122

As of December 31, 2010 and 2009 our cash, cash equivalents, and marketable securities primarily consisted of cash, U.S. and foreign government and agency securities, money market funds and other investment grade securities. Such amounts are recorded at fair value. We had $1,000 of unrealized losses on our investments as of December 31, 2010, and $0 at December 31, 2009. The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money market funds	$10,078	$—	$—	$10,078
Short-term investments:
U.S. agency securities	—	2,250	—	2,250
Municipal securities	—	450	—	450
Corporate commercial paper	—	2,749	—	2,749
Foreign government bonds	—	775	—	775
Corporate debt securities	—	5,105	—	5,105
Long-term investments—ARS	—	—	122	122
Restricted cash—time deposits	—	875	—	875

Total	$10,078	$12,204	$122	$22,404

Assets measured at fair value on a recurring basis, other than cash and restricted cash as of December 31, 2009, are summarized below (in thousands):

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents—money market funds	$12,101	$—	$—	$12,101
Long-term investments—ARS	—	—	4,189	4,189
Restricted cash—time deposits	—	900	—	900

Total	$12,101	$900	$4,189	$17,190

3.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2010	2009
Computer equipment and software	$2,224	$3,452
Office furniture and equipment	1,297	1,321
Leasehold improvements	631	633

Total	4,152	5,406
Less: accumulated depreciation and amortization	(3,499)	(4,583)

Equipment, furniture and leasehold improvements, net	$653	$823

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $399,000 in 2010 and $384,000 in 2009. During 2010, obsolete equipment with a cost basis of $1.5 million, and a net book value of $7,000 was written off.

4.	Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology that we acquired from TestQuest in November 2008 and from NEC Corporation of America in December 2007. The following table presents the gross carrying value of the acquired intangible assets subject to amortization and accumulated amortization thereof (in thousands):

	December 31,
	2010	2009
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(1,109)	(647)

Intangible assets, net	$1,049	$1,511

As of December 31, 2010, 83% of the gross carrying value represented acquired technology while 76% of the net book value represented acquired technology. Amortization expense was $463,000 and $506,000 for 2010 and 2009, respectively. Amortization in future periods is expected to be as follows (in thousands):

2011	$334
2012	330
2013	278
2014	37
2015	36
Thereafter	34

Total	$1,049

5.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009
U.S.	$3,801	$(2,215)
Foreign	(15)	(543)

Total	$3,786	$(2,758)

Income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2010	2009
Federal	$2,503	$26
State and local	(126)	—
Foreign	—	50

Total	$2,377	$76

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2010	2009
Deferred income tax assets:
Depreciation and amortization	$1,249	$1,294
Accrued expenses and reserves	1,088	716
Net operating loss carryforwards	20,963	22,728
Capital loss carryforward	348	135
Research and development credit carryforward	2,389	2,264
Stock-based compensation	372	495
Other	217	110
Gross deferred tax assets	26,626	27,742

Less: valuation allowance	(23,986)	(27,742)

Net deferred tax assets	$2,640	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2010	2009
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax credits	(3.0)	4.8
State income tax	3.0	1.9
International operations	0.1	(0.5)
Incentive stock options	0.4	(9.1)
Valuation allowance	(99.2)	(27.5)
Other, net	1.9	(0.7)

	(62.8)%	2.9%

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income for them to be realized. In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to realize a portion of our deferred tax assets, and reduced our valuation allowance accordingly.

At December 31, 2010, we had approximately $61.7 million of federal and state net operating loss carryforwards, and $2.4 million of tax credit carryforwards, which begin to expire in 2022, and of which $54.9 million of the net operating loss carryforwards will expire in 2022 and 2023. Utilization of these carryforward may be subject to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of a third-party study, and do not believe that an ownership change of more than 50 percentage points has occurred.

We are no longer subject to U.S. federal tax examinations by tax authorities for years before 2007, and with a few immaterial exceptions, we are also no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

6.	Commitments and Contingencies

Contractual Commitments

Our principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China and Nishi-Shinjuku, Japan. We also lease office space in Akron, Ohio on a month-to-month basis. Subsequent to December 31, 2010, we also signed a one-year lease for office space in Seoul, Korea.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $900,000 at December 31, 2010.

Rent expense was $1.5 million in 2010 and $1.5 million in 2009.

As of December 31, 2010, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2010 are as follows (in thousands):

2011	$1,208
2012	1,144
2013	1,089
2014	770
Thereafter	—

Total commitments	$4,211

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

The parties in the approximately 300 coordinated cases, including the parties in the Company’s case, reached a settlement in early 2009. As part of the settlement, the insurers for the issuer defendants will make the entire settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the district court granted final approval of the settlement. Three objectors filed a petition to the Second Circuit seeking permission to appeal the district court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the district court’s order certifying classes in the focus cases. Objectors to the settlement are proceeding with two appeals to the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss both appeals. Following the district court’s final approval of the settlement, the Company determined that it is unlikely that the Company will be liable for any damages that will not be paid for by the Company’s insurance carriers, even if any appeals are successful. As a result, it was determined that an accrued legal fees liability of $534,000 was no longer probable. Consequently, this liability was reversed, which resulted in a reduction of selling, general and administrative expense during 2009. However, due to the inherent uncertainties of litigation, subsequent events could affect the assessment of this liability and this disclosure.

7.	Shareholders’ Equity

Stock Options

We have a stock plan (the “Plan”) under which stock options may be granted with a fixed exercise price that is typically fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Plan may only be granted to our employees, have a term of up to 10 years, and shall be granted with an exercise price equal to the fair market value of our stock on the date of grant. The Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock awards, and restricted stock units. The Plan allows for an automatic annual increase in the number of shares reserved for issuance under the Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares.

Stock-Based Compensation

The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock based awards based on historical experience and expected future activity. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock option awards are estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our equity awards, primarily stock option grants, were estimated with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected life	4.2 years	4.4 years
Expected volatility	72%	72%
Risk-free interest rate	1.6%	1.8%

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2010 and 2009 was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009
Cost of revenue—service	$295	$321
Selling, general and administrative	439	534
Research and development	27	47

Total stock-based compensation expense	$761	$902

Per diluted share	$0.07	$0.09

Stock Option Activity

The following table summarizes stock option activity under the Plan for 2009 and 2010:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2009	2,029,796	$4.27
Granted at fair value	249,400	2.37
Exercised	(5,023)	2.05
Forfeited	(54,403)	3.38
Expired	(48,300)	15.53

Balance at December 31, 2009	2,171,470	$3.83	5.62	$213,000
Granted at fair value	182,788	2.83
Exercised	(158,471)	2.41
Forfeited	(103,439)	3.80
Expired	(149,625)	6.35

Balance at December 31, 2010	1,942,723	$3.66	4.91	$10,195,000

Vested and expected to vest at December 31, 2010	1,861,614	$3.69	4.81	$9,719,000

Exercisable at December 31, 2010	1,517,840	$3.85	4.38	$7, 735,000

At December 31, 2010, total compensation cost related to stock options granted to employees under the Plan but not yet recognized was $291,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years.

The following table summarizes certain information about stock options for 2010 and 2009:

	Year Ended December 31,
	2010	2009
Weighted—average grant-date fair value for options granted during the year	$1.83	$1.30

Options in-the-money at December 31	1,480,789	595,831

Aggregate intrinsic value of options exercised	$373,348	$2,005

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes restricted stock award activity under the Plan for 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2009	42,000	$2.19
Granted	42,500	3.38
Vested	(42,500)	2.19
Forfeited	—	—

Unvested at December 31, 2010	42,000	$3.38

Expected to vest after December 31, 2010	36,120	$3.38

At December 31, 2010, total compensation cost related to restricted stock awards granted under the Plan but not yet recognized was $74,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years. Currently, only our Board of Directors receives restricted stock awards.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Plan for 2010:

	Number of Shares	Weighted Average Exercise Price
Unvested at December 31, 2009	107,474	$3.64
Granted	182,900	5.64
Vested	(54,231)	3.68
Forfeited	(14,347)	3.84

Unvested at December 31, 2010	221,776	$5.27

Expected to vest after December 31, 2010	188,612	$5.35

At December 31, 2010, total compensation cost related to restricted stock units granted under the Plan but not yet recognized was $1,016,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at December 31, 2010 and 2009:

	December 31,
	2010	2009
Stock options outstanding	1,942,723	2,171,470
Restricted stock units outstanding	221,776	111,397
Stock options available for future grant	540,419	321,543

Common stock reserved for future issuance	2,704,918	2,604,410

8.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan (“Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount, however we suspended such matching between February 2009 and August 2010. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $153,000 in 2010 and $51,000 in 2009.

9.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2010	2009
Cash paid for income taxes	$230	$72

All other significant non-cash financing activities are described elsewhere in the financial statements or the notes thereto.

10.	Significant Risk Concentrations

Significant Customer

The Ford Motor Company (“Ford”) accounted for $12.9 million, or 13%, of total revenue in 2010. No other customer accounted for 10% or more of total revenue in 2010. Ford accounted for $14.9 million, or 23%, of total revenue in 2009. No other customer accounted for 10% or more of total revenue in 2009.

No customer accounted for 10% or more of total accounts receivable as of December 31, 2010. Ford had an accounts receivable balance of $2.4 million, or 26% of total accounts receivable, as of December 31, 2009. No other customer accounted for 10% or more of total accounts receivable as of December 31, 2009.

Significant Supplier

We have an OEM Distribution Agreement with Microsoft which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico. Software sales under this agreement constitute a significant portion of our revenue. The agreement is typically renewed annually or semi-annually, however there is no automatic renewal provision in the agreement. This agreement will expire on June 30, 2011. Microsoft currently offers a rebate program in conjunction with this agreement in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $804,000 in 2010 and $709,000 in 2009 which is accounted for as a reduction in software cost of revenue.

We signed an additional distribution agreement with Microsoft, in November 2009, which enables us sell Microsoft Windows Mobile operating systems and related applications such as Microsoft’s Office Mobile on a worldwide basis. This agreement will expire in November 2011.

11.	Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, and certain of his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2010	2009
Total revenue:
North America	$80,856	$60,948
Asia	14,196	2,787
Other foreign	1,722	644

Total revenue	$96,774	$64,379

	December 31,
	2010	2009
Long-lived assets:
North America	$1,608	$2,231
Asia	94	103

Total long-lived assets	$1,702	$2,334

12.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2010 and 2009:

	Condensed Consolidated Statements of Operations 2010
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$16,945	$26,905	$25,338	$27,586
Gross profit	1,182	7,776	5,041	6,520
Income (loss) from operations	(2,861)	3,993	995	2,163
Net income (loss)	$(3,440)	$3,973	$936	$4,694

Basic income (loss) per share	$(0.34)	$0.39	$0.09	$0.46

Diluted income (loss) per share	$(0.34)	$0.39	$0.09	$0.42

Shares used in calculation of income (loss) per share:
Basic	10,127	10,157	10,196	10,288

Diluted	10,127	10,287	10,390	11,072

	Condensed Consolidated Statements of Operations 2009
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$16,677	$16,114	$16,399	$15,189
Gross profit	4,432	4,405	3,402	1,163
Income (loss) from operations	(244)	384	70	(3,107)
Net income (loss)	$(90)	$348	$71	$(3,011)

Basic income (loss) per share	$(0.01)	$0.03	$0.01	$(0.30)

Diluted income (loss) per share	$(0.01)	$0.03	$0.01	$(0.30)

Shares used in calculation of income (loss) per share:
Basic	10,086	10,110	10,126	10,106

Diluted	10,086	10,191	10,265	10,106

	Condensed Consolidated Balance Sheets 2010
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$10,983	$7,477	$12,474	$10,814
Accounts receivable, net	10,138	16,781	11,899	14,128
Total current assets	22,278	32,747	32,184	36,819
Long-term investments	3,493	843	828	122
Total assets	28,870	36,480	35,739	42,096
Third-party software fees payable	7,166	9,824	10,634	11,132
Accounts payable	498	395	185	261
Other accrued expenses	1,482	940	1,234	1,467
Accrued compensation	1,705	2,091	1,789	2,497
Total current liabilities	14,065	17,594	15,785	16,774
Common stock	123,740	123,886	124,050	124,716
Accumulated deficit	(108,792)	(104,819)	(103,883)	(99,189)
Total shareholders’ equity	14,511	18,610	19,696	25,082
Total liabilities and shareholders’ equity	28,870	36,480	35,739	42,096

	Condensed Consolidated Balance Sheets 2009
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$9,302	$6,210	$10,475	$12,918
Accounts receivable, net	10,123	14,285	12,092	9,192
Total current assets	20,177	21,057	23,242	22,758
Long-term investments	4,621	4,692	4,199	4,189
Total assets	28,570	29,355	30,866	30,271
Third-party software fees payable	3,712	4,078	5,512	5,235
Accounts payable	634	649	586	299
Other accrued expenses	1,484	1,399	1,190	1,422
Accrued compensation	2,056	1,795	1,592	1,837
Total current liabilities	9,108	9,171	10,372	12,486
Common stock	122,892	123,105	123,292	123,572
Accumulated deficit	(102,760)	(102,412)	(102,341)	(105,352)
Total shareholders’ equity	19,147	19,861	20,165	17,474
Total liabilities and shareholders’ equity	28,570	29,355	30,866	30,271

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2011 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2010 and 2009.

B.	Consolidated Statements of Operations for 2010 and 2009.

C.	Consolidated Statements of Shareholders’ Equity for 2010 and 2009.

D.	Consolidated Statements of Cash Flows for 2010 and 2009.

2.	Financial Statement Schedules.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.	Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed with this report or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	March 17, 2011	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date:	March 17, 2011	By:	/s/ SCOTT C. MAHAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 17, 2011, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ BRIAN T. CROWLEY Brian T. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SCOTT C. MAHAN Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Chairman of the Board

/S/ DONALD B. BIBEAULT Donald B. Bibeault	Director

/S/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/S/ SCOT E. LAND Scot E. Land	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1*	Third Amended and Restated Stock Plan		10-K	2/19/2008	10.1		000-27687
10.1(a)*	Form of Stock Option Agreement		10-K	3/11/2005	10.1	(e)	000-27687
10.1(b)*	Form of Restricted Stock Grant Agreement		10-K	2/19/2008	10.1	(f)	000-27687
10.1(c)*	Form of Restricted Stock Unit Agreement		10-K	2/19/2008	10.1	(g)	000-27687
10.2*	401(k) Plan		S-1/A	10/19/1999	10.3		333-85351
10.3*	Form of Indemnification Agreement		S-1	8/17/1999	10.4		333-85351
10.4	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)		S-1/A	10/19/1999	10.10		333-85351
10.5	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation		S-1/A	10/19/1999	10.11		333-85351
10.6	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE		10-K	3/2/2000	10.6		000-27687
10.7	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant		S-1/A	9/14/2000	10.14		333-45506
10.7(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant		10-Q	8/14/2003	10.14	(a)	000-27687
10.8	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation		10-K	3/26/2001	10.15		000-27687
10.9	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation		10-Q	11/14/2002	10.16		000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
10.9(a)	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue LLC and BSQUARE Corporation		10-K	3/30/2004	10.16	(a)	000-27687

10.9(b)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C and BSQUARE Corporation		10-K	3/30/2004	10.16	(b)	000-27687

10.10++	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems between Microsoft Licensing, GP and BSQUARE Corporation, effective as of July 1, 2010		10-Q	08/12/2010	10.10	(b)	000-27687

10.11	Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687

10.12*	Employment Agreement between Scott C. Mahan and BSQUARE Corporation		10-K	3/30/2004	10.20		000-27687

10.13*	Employment Agreement between Carey E. Butler and BSQUARE Corporation		10-K	3/30/2004	10.21		000-27687

10.14*	Employment Agreement between Brian T. Crowley and BSQUARE Corporation		10-Q	5/12/2005	10.23		000-27687

10.15*	Employment offer letters, as amended, between Larry Stapleton and BSQUARE Corporation		10-K	3/10/2006	10.25		000-27687

10.16*	Employment offer letter between Rajesh Khera and BSQUARE Corporation		10-K	2/19/2008	10.26		000-27687

10.17++	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2009		10-Q	8/6/2009	10.18		000-27687

10.18++	Hardware Design and Systems Integration Services Global Terms and Conditions, and Statements of Work #1 and #2 thereunder, between Ford Motor Company and BSQUARE Corporation, entered into on and effective as of December 30, 2009 (the “Ford Agreement”)		10-K	03/25/2010	10.18		000-27687

10.18(a)++	Amendment #1 to the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	08/12/2010	10.18	(a)	000-27687

10.18(b)++	Statement of Work #3 under the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	08/12/2010	10.18	(b)	000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
10.18(c)+	Amendment #1 to Statement of Work #3 under the Ford Agreement, entered into on October 21, 2010 and effective as of September 30, 2010	X

10.18(d)+	Amendment #2 to Statement of Work #3 under the Ford Agreement, entered into on October 14, 2010 and effective as of September 30, 2010	X

10.18(e)+	Amendment #3 to Statement of Work #3 under the Ford Agreement, entered into on February 6, 2011 and effective as of January 1, 2011	X

10.19+†	Microsoft OEM Windows Mobile Distribution Agreement between Microsoft Licensing, GP and BSQUARE Corporation, effective as of November 1, 2009 (the “Distribution Agreement”), as amended by Amendment #1 to the Distribution Agreement dated as of September 1, 2010 and by Amendment #2 to the Distribution Agreement dated as of November 1, 2010	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
++	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement.
†	Includes a schedule of three additional agreements, as amended, with Microsoft Licensing, GP that are substantially identical in all material respects to the Distribution Agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K.