Form 10-Q
period 2011-03-31
BSQUARE CORP /WA
filed 2011-05-05
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding as of April 30, 2011: 10,595,060

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A	Risk Factors	21
Item 6	Exhibits	21
EXHIBIT 10.18(e)
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,304	$10,814
Short-term investments	12,105	11,329
Accounts receivable, net of allowance for doubtful accounts of $251 at March 31, 2011 and $290 at December 31, 2010	15,792	14,128
Deferred tax assets	127	145
Prepaid expenses and other current assets	688	403

Total current assets	37,016	36,819
Long-term investment	122	122
Equipment, furniture and leasehold improvements, net	643	653
Intangible assets, net	965	1,049
Restricted cash	875	875
Deferred tax assets	2,392	2,495
Other non-current assets	93	83

Total assets	$42,106	$42,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,148	$11,132
Accounts payable	541	261
Accrued compensation	1,636	2,497
Other accrued expenses	1,436	1,467
Deferred revenue	1,333	1,417

Total current liabilities	16,094	16,774
Deferred rent	223	240
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,523,623 shares issued and outstanding at March 31, 2011 and 10,415,541 shares issued and outstanding at December 31, 2010	125,282	124,716
Accumulated other comprehensive loss	(488)	(445)
Accumulated deficit	(99,005)	(99,189)

Total shareholders’ equity	25,789	25,082

Total liabilities and shareholders’ equity	$42,106	$42,096

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Software	$18,749	$12,012
Service	7,259	4,933

Total revenue	26,008	16,945

Cost of revenue:
Software	15,269	9,645
Service	5,489	6,118

Total cost of revenue	20,758	15,763

Gross profit	5,250	1,182
Operating expenses:
Selling, general and administrative	3,931	3,136
Research and development	914	907

Total operating expenses	4,845	4,043

Income (loss) from operations	405	(2,861)
Other income (expense)	8	(488)

Income (loss) before income taxes	413	(3,349)
Income tax expense	(229)	(91)

Net income (loss)	$184	$(3,440)

Basic income (loss) per share	$0.02	$(0.34)

Diluted income (loss) per share	$0.02	$(0.34)

Shares used in calculation of income per share:
Basic	10,430	10,127

Diluted	11,704	10,127

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$184	$(3,440)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Realized loss on investments	—	510
Depreciation and amortization	214	237
Stock-based compensation	500	160
Deferred income tax benefit	121	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,664)	(947)
Prepaid expenses and other assets	(294)	(35)
Third-party software fees payable	16	1,931
Accounts payable and accrued expenses	(611)	126
Deferred revenue	(84)	(482)
Deferred rent	(17)	(17)

Net cash used by operating activities	(1,635)	(1,957)
Cash flows from investing activities:
Purchases of equipment and furniture	(120)	(38)
Proceeds from maturities of short-term investments	5,600	—
Maturities of investments	—	25
Proceeds from reduction of restricted cash	—	25
Purchases of short-term investments	(6,377)	—

Net cash provided by (used in) investing activities	(897)	12
Cash flows from financing activities - proceeds from exercise of stock options	66	8
Effect of exchange rate changes on cash	(44)	2

Net decrease in cash and cash equivalents	(2,510)	(1,935)
Cash and cash equivalents, beginning of period	10,814	12,918

Cash and cash equivalents, end of period	$8,304	$10,983

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for BSQUARE Corporation (“BSQUARE”), pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of BSQUARE Corporation and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2011 and our operating results and cash flows for the three months ended March 31, 2011 and 2010. The accompanying financial information as of December 31, 2010 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany balances have been eliminated.

Reclassification of Previously Issued Financial Statements

We have reclassified certain changes in operating liabilities on our condensed consolidated statement of cash flows for the three months ended March 31, 2010 related to fees payable to third-party software suppliers such as Microsoft Corporation (“Microsoft”) given their significance. These fees were previously included in accounts payable and other accrued expenses.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update for fair value measurements and disclosures. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. A reporting entity should separately disclose information about purchases, sales, issuances and settlements for Level 3 reconciliation disclosures. The new disclosures and clarifications of existing disclosures are effective for financial statements issued interim or annual financial periods ending after December 15, 2009, with the exception for the reconciliation disclosures for Level 3, which are effective for financial statements issued interim or annual financial periods ending after December 15, 2010. The adoption of the new accounting standards update did not have a material impact on our consolidated results of operations, financial condition or financial disclosures.

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). RSAs are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. RSUs are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

2. Investments

Investments consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Short-term investments:
U.S. agency securities	2,765	2,250
Municipal securities	450	450
Corporate commercial paper	1,760	2,749
Foreign government bonds	766	775
Corporate debt securities	6,364	5,105

Total short-term investments	12,105	11,329
Long-term investment—auction rate security (“ARS”)	122	122

Total investments	$12,227	$11,451

We record our investments at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Due to the lack of observable market quotes on our ARS, we have estimated the fair value using inputs including the underlying financial condition and credit quality of the issuer, the maturity of the security, and secondary market bid levels of similar and identical securities. Based on these inputs, we estimated the fair value of our ARS to be $122,000 as of March 31, 2011, compared to a par value of $500,000. We have classified our ARS as a long-term investment as of March 31, 2011 due to our uncertainty as to when this security will be sold. Our ARS was our only asset measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3), and there was no change in the account balance from December 31, 2010 to March 31, 2011.

As of March 31, 2011 and December 31, 2010 our investments primarily consisted of U.S. and foreign government and agency securities, and other investment grade securities. Such amounts are recorded at fair value. We had $1,000 of unrealized losses on our investments as of March 31, 2010, and $1,000 at December 31, 2010. The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis, other than cash and cash equivalents and restricted cash, and are categorized using the fair value hierarchy as of March 31, 2011(in thousands):

	March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments:
U.S. agency securities	—	2,765	—	2,765
Municipal securities	—	450	—	450
Corporate commercial paper	—	1,760	—	1,760
Foreign government bonds	—	766	—	766
Corporate debt securities	—	6,364	—	6,364
Long-term investment—ARS	—	—	122	122

Total	$—	$12,105	$122	$12,227

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2010 (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investments:
U.S. agency securities	—	2,250	—	2,250
Municipal securities	—	450	—	450
Corporate commercial paper	—	2,749	—	2,749
Foreign government bonds	—	775	—	775
Corporate debt securities	—	5,105	—	5,105
Long-term investment—ARS	—	—	122	122

Total	$—	$11,329	$122	$11,451

3. Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology that we acquired from TestQuest in November 2008. The following table presents the gross carrying value of the acquired intangible assets and accumulated amortization (in thousands):

	March 31, 2011	December 31, 2010
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(1,193)	(1,109)

Net book value	$965	$1,049

As of March 31, 2011, 83% of the gross carrying value and 75% of the net book value represented acquired technology. Amortization expense was $83,000 and $128,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2011	$250
2012	330
2013	278
2014	37
2015	36
Thereafter	34

Total	$965

4. Shareholders’ Equity

Stock Options

We have a stock plan (the “Plan”) under which stock options may be granted with a fixed exercise price that is typically fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Plan may only be granted to our employees, have a term of up to 10 years, and must be granted with an exercise price equal to the fair market value of our stock on the date of grant. The Plan also allows for awards of stock appreciation rights, restricted and unrestricted stock awards, and restricted stock units. The Plan allows for an automatic annual increase in the number of shares reserved for issuance under the Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares.

Stock-Based Compensation

The estimated fair value of stock based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of restricted stock awards and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards are estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our equity awards, primarily stock option grants, were estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected life	3.9 years	4.3 years
Expected volatility	74%	71%
Risk-free interest rate	1.6%	2.0%

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Cost of revenue—service	$219	$73
Selling, general and administrative	239	78
Research and development	42	9

Total stock-based compensation expense	$500	$160

Per diluted share	$0.04	$0.02

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2011	1,942,723	$3.66
Granted at fair value	312,000	8.61
Exercised	(86,366)	3.14
Forfeited	(6,000)	2.57
Expired	(3,962)	27.96

Balance at March 31, 2011	2,158,395	$4.35	4.56	$6,757,000

Vested and expected to vest at March 31, 2011	2,029,772	$4.25	4.50	$6,504,000

Exercisable at March 31, 2011	1,477,470	$3.81	4.16	$5,205,000

At March 31, 2011, total compensation cost related to stock options granted to employees but not yet recognized was $1,315,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.72 years.

The following table summarizes certain information about stock options for the three months ended March 31, 2011:

	Three Months Ended March 31,
	2011	2010
Weighted—average grant-date fair value for options granted during the period	$4.75	$1.54

Options in-the-money at March 31	1,443,468	321,814

Aggregate intrinsic value of options exercised	$542,000	$2,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2010	42,000	$3.38
Granted	10,500	8.18
Vested	(10,500)	2.44
Forfeited	—	—

Unvested at March 31, 2011	42,000	$4.81

Expected to vest after March 31, 2011	36,960	$4.81

At March 31, 2011, total compensation cost related to restricted stock awards granted but not yet recognized was $116,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years. Currently, only our Board of Directors receives restricted stock awards.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	221,776	$5.27
Granted	146,182	4.23
Vested	(70,264)	3.23
Forfeited	(4,740)	5.49

Unvested at March 31, 2011	292,954	$5.23

Expected to vest after March 31, 2011	264,434	$5.23

At March 31, 2011, total compensation cost related to restricted stock units granted but not yet recognized was $1,001,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.0 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at March 31, 2011and December 31, 2010:

	March 31, 2011	December 31, 2010
Stock options outstanding	2,158,395	1,942,723
Restricted stock units outstanding	292,954	221,776
Stock options available for future grant	456,699	540,419

Common stock reserved for future issuance	2,908,048	2,704,918

5. Other Comprehensive Income or Loss

Comprehensive income or loss refers to net income or loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income or loss.

The changes in the components of other comprehensive income or loss are as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Net unrealized gain (loss) on investments	$(1)	$308
Foreign currency translation gain (loss)	(42)	1

Other comprehensive income (loss)	$(43)	$309

6. Commitments and Contingencies

Our principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China, Soul, Korea and Nishi-Shinjuku, Japan. We also lease office space in Akron.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $819,000 at March 31, 2011.

Rent expense was $382,000 for the three months ended March 31, 2011 and $394,000 for the three months ended March 31, 2010.

As of March 31, 2011, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

2011	$995
2012	1,200
2013	1,089
2014	770
Thereafter	—

Total commitments	$4,054

7. Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, and certain of his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2011	2010
Total revenue:
North America	$19,358	$15,434
Asia	5,682	1,130
Other foreign	968	381

Total revenue	$26,008	$16,945

	March 31, 2011	December 31, 2010
Long-lived assets:
North America	$1,548	$1,608
Asia	60	94

Total long-lived assets	$1,608	$1,702

8. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2011. Ford Motor Company (“Ford”) accounted for $2.3 million, or 14%, of total revenue for the three months ended March 31, 2010. No other customer accounted for 10% or more of total revenue for the three months ended March 31, 2010.

Ford had an accounts receivable balance of $2.5 million, or 16% of total accounts receivable, as of March 31, 2011, $1.7 million of which remained outstanding as of the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2011. No other customer accounted for 10% or more of total accounts receivable as of March 31, 2011. No customer accounted for 10% or more of total accounts receivable as of December 31, 2010.

Significant Supplier

We have an OEM Distribution Agreement (“ODA”) with Microsoft Corporation (“Microsoft”) which enables us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba) and Mexico which expires on June 30, 2011. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems, and related applications such as Office Mobile, on a world-wide basis, which expire on November 30, 2011.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program in conjunction with our ODA to sell Microsoft Windows Embedded operating systems in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $206,000 and $186,000 during the three months ended March 2011 and 2010 respectively, which is accounted for as a reduction in software cost of revenue.

We signed an additional ODA with Microsoft in April 2011 which enables us sell Microsoft Windows Embedded operating systems in countries comprising the European Union and the European Free Trade Association although our focus will be on the UK and Germany. This agreement will expire in June 2011, consistent with our other ODA with Microsoft for Windows Embedded operating systems.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We provide software solutions to companies that develop smart, connected devices and to companies that assist others in developing smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. However, we also provide software solutions to customers developing devices utilizing other operating systems such as Android and Linux.

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

Critical Accounting Judgments

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, percentage of completion on fixed price service contracts, fair values of financial instruments, deferred tax asset allowances, intangible assets, useful lives and fair value of intangible assets and property and equipment, fair values of stock-based awards and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with these non-contracted engagements.

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

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

We primarily measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our Company including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. We do not enter into fixed bid contracts where we do not have a history of performing any material portion of the contracted engineering tasks successfully. Historically our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of March 31,

2011, we were delivering engineering services under nine fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 20% under in our estimates of completion on every fixed-bid contract, our revenue would be over-stated by $217,000 during the three months ended March 31, 2011.

Allowance for Doubtful Accounts

We review the accounts receivable regularly for collectability concerns. In determining the amount of our allowance for doubtful accounts, we make judgments about the creditworthiness of customers based on ongoing credit evaluations.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) are measured based on the fair market values of the underlying stock on the dates of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Incentive Compensation

We make certain estimates, judgments and assumptions regarding the likelihood of attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged to be reasonably likely to be earned as of year-end and is estimable. The amount accrued, and expense recognized, is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our year-to-date actual results and expected results for the remainder of the year. Because we consider estimated future results in assessing the likelihood of attainment, significant judgment is required. If actual results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

Income Taxes

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

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets. In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to utilize a portion of our deferred tax assets, and realized the portion of our deferred tax assets that such taxable income would utilize.

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

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue:
Software	72%	71%
Service	28	29

Total revenue	100	100

Cost of revenue:
Software	59	57
Service	21	36

Total cost of revenue	80	93

Gross profit	20	7
Operating expenses:
Selling, general and administrative	15	19
Research and development	3	5

Total operating expenses	18	24

Income (loss) from operations	2	(17)
Other income (expense)	0	(3)

Income (loss) before income taxes	2	(20)
Income tax expense	(1)	(0)

Net income (loss)	1%	(20)%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue increased $9.1 million, or 54%, to $26.0 million during the three months ended March 31, 2011, from $16.9 million in the year-ago period, due primarily to an increase in third-party software sales and, to a lesser extent, an increase in sales of engineering services.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consist principally of operations in Taiwan. We also have established relatively minor sales and/or support presences in China, India, Japan, Korea and the United Kingdom. Revenue from customers located outside of North America was $6.7 million during the three months ended March 31, 2011, or 26% of total revenue, an increase from $1.5 million, or 9% of total revenue, in the year-ago period. This international growth was primarily attributable to increased sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region, and to a lesser extent, increased engineering service revenue in Asia and Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, sales of our software development kits, support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	Three months ended March 31,
	2011	2010
	(unaudited)
Software revenue:
Third-party software	$17,330	$11,034
Proprietary software	1,419	978

Total software revenue	$18,749	$12,012

Software revenue as a percentage of total revenue	72%	71%

Third-party software revenue as a percentage of total software revenue	92%	92%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded operating systems (“Windows Embedded OS”) in North America and sales of Microsoft Windows Mobile operating systems (“Windows Mobile OS”) on a worldwide basis. Third-party software revenue increased $6.3 million, or 57%, to $17.3 million for the three months ended March 31, 2011, from $11.0 million in the year-ago period. Primarily this increase was due to a $3.2 million increase in sales of Windows Mobile OS, primarily in the APAC region, and a $2.9 million increase in sales of Windows Embedded OS. Higher sales of Windows Mobile OS were driven by a larger customer base compared to the prior year. Increased sales to our larger accounts, coupled with a change made by Microsoft which directs sales of certain Microsoft products through their embedded channel rather than other Microsoft channels, led to the increase in Windows Embedded OS sales.

Proprietary software revenue increased $441,000, or 45%, to $1.4 million for the three months ended March 31, 2011, from $978,000 for the year-ago period. This increase was primarily due to increases in product support revenue for TestQuest and other products, coupled with our first sales of Qualcomm Snapdragon Mobile Development Platforms, and an increase in OMAP sales.

Service revenue

Service revenue for the three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	Three months ended March 31,
	2011	2010
Service revenue	$7,259	$4,933

Service revenue as a percentage of total revenue	28%	29%

Service revenue increased $2.3 million, or 47%, to $7.3 million for the three months ended March 31, 2011, from $4.9 million in the year-ago period. Service revenue increased primarily due to a new customer in North America which contributed $1.3 million in service revenue during the three months ended March 31, 2011, compared to zero in the year-ago period, as well as other growth in North America and growth in Japan.

Ford Motor Company (“Ford”) continued to be our largest engineering services customer, representing 32% of service revenue during the three months ended March 31, 2011, compared to 47% of service revenue in the year-ago period. We began working with Ford in the second quarter of 2008 assisting in the development of their next generation in-dash infotainment offering called MyFord Touch. Our initial project with Ford began in the second quarter of 2008 and was completed in the third quarter of 2010. During the initial project we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The contract underlying the initial project began as a time and material contract, and in the second quarter of 2009 it was converted to a fixed-price contract. Since approximately the completion of the initial project, we have performed all services for Ford under a new time and materials contract which contains certain minimum commitments in terms of the number of resources we provide Ford, and amounts they pay us. This new time and materials contract, referred to as the Ford Telematics Competency Center (“FCC”), commits a certain number of engineering services personnel to Ford for a set fee subject to certain adjustments.

Ford contributed $2.3 million in service revenue in both the three months ended March 31 2011 and 2010. Ford revenue was negatively impacted in the year-ago period by overruns we incurred on the original program which, in turn, impacted the amount of revenue we recognized. A portion of the overruns was subsequently recouped during the three months ended June 30, 2010 when an amendment to the original agreement was signed which provided, among other things that Ford reimburse us for a portion of the overruns we incurred. As such, we recognized $2.5 million of service revenue during the three months ended June 30, 2010 would have been recognized in the year-ago period had the amendment been signed earlier. The number of engineers working on Ford has declined under the FCC as compared to the number of engineers working on the original project in the prior year as we are no longer in the development stage of the MyFord Touch platform, but are now focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. In February 2011, a new amendment was signed with Ford that expanded the size of the FCC team and extended the term of the agreement to December 31, 2011. Under this new agreement, we expect the FCC to generate $9.3 million in revenue in 2011 subject to certain adjustments.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, plus related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we received from Microsoft of $206,000 during the three months ended March 31, 2011 and $186,000 during the three months ended March 31, 2010, respectively, which we earn through the achievement of defined objectives and are treated as a reduction in the cost of software revenue.

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months ended March 31,
	2011	2010
	(unaudited)
Software gross profit	$3,480	$2,367
Software gross margin	19%	20%
Service gross profit	$1,770	$(1,185)
Service gross margin	24%	-24%
Total gross profit	$5,250	$1,182
Total gross margin	20%	7%

Software gross profit and gross margin

Software gross profit increased by $1.1 million, or 47%, to $3.5 million for the three months ended March 31, 2011, from $2.4 million in the year-ago period, while software gross margin declined one percentage point. The increase in software gross profit and the decline in gross margin were driven primarily by an increase in sales of lower margin third-party software products, primarily Windows Embedded OS and Windows Mobile OS. Third-party software margin was 13% and our proprietary software margin was 82% during the three months ended March 31, 2011. These margins were relatively consistent compared to the year-ago period in which third-party software margin was 14% and proprietary software margin was 85%.

Service gross profit and gross margin

Service gross profit increased $3.0 million, or 249%, to $1.8 million for the three months ended March 31, 2011, from negative gross profit of ($1.2) million in the year-ago period. Our service gross margin was 24% for the three months ended March 31, 2011, a 48 percentage point increase from (24%) the year-ago period. The increase in service gross profit and gross margin was primarily due to overruns on the Ford project in the year-ago period. As of the time of the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, no additional funds had been committed to by Ford to cover the overruns on the project and a $390,000 loss contract accrual was recognized, negatively affecting our gross profit by that amount and gross margin by 11 percentage points.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses increased $795,000, or 25%, to $3.9 million for the three months ended March 31, 2011, from $3.1 million in the year-ago period. Selling, general and administrative expenses represented 15% of our total revenue for the three months ended March 31, 2011 and 19% in the year-ago period. The increase was primarily due to incremental costs related to growing our sales teams both domestically and internationally, international expansion costs such as tax planning services, higher marketing expenses, higher fringe benefits expense, increased stock compensation expense and lower allocation of headcount-based facilities expense to service cost of sales and research and development.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs, component costs and related facilities and depreciation costs. Research and development expenses increased $7,000, or 1%, to $914,000 for the three months ended March 31, 2011, from $907,000 in the year-ago period.

Research and development expenses represented 3% of our total revenue for the three months ended March 31, 2011 and 5% in the year-ago period.

Other income or expense

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses we may recognize on our investments, as well as gains or losses on foreign exchange transactions. Other income increased $496,000, or 102%, to $8,000 for the three months ended March 31, 2011, from an expense of $488,000 in the year-ago period. This increase was primarily due to a $510,000 other-than-temporary impairment loss we recognized in the year-ago period on our ARS investments. During the three months ended March 31, 2010, we decided to liquidate our portfolio of ARS at market rates, which were expected to be lower than their carrying values and, accordingly, we recognized an other-then-temporary valuation allowance which was recorded as a charge to other expense in the year-ago period.

Income tax expense

Income tax expense increased $138,000 to $229,000 for the three months ended March 31, 2011, as compared to $91,000 in the year-ago period. This increase was primarily due to U.S. federal and state income taxes recognized as a result of our taxable income during the three months ended March 31, 2011. In prior periods we had fully reserved our deferred tax assets, and did not recognize U.S. federal and state income taxes other than alternative minimum tax.

Our U.S. effective income tax rate is 36% of pre-tax net income which includes both state and federal income taxes. The remainder of the tax expense we recognized during the three months ended March 31, 2011 relates to international income taxes, U.S. alternative minimum tax because of our net operating loss carryfowards and expense due to higher than anticipated amounts owed to the state of California for 2010 income taxes.

Liquidity and Capital Resources

As of March 31, 2011, we had $21.4 million of cash, cash equivalents, short-term and a long-term investment and restricted cash, compared to $23.1 million at December 31, 2010. Of this amount $8.3 million and $10.8 million was cash at March 31, 2011 and December 31, 2010, respectively, and $997,000 was long-term at both March 31, 2011 and December 31, 2010. These balances are net of a valuation allowance of $378,000 recorded against our ARS at March 31, 2011 and December 31, 2010. Our restricted cash balance of $875,000 at both March 31, 2011 and December 31, 2010 relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $20.9 million at March 31, 2011 compared to $20.0 million at December 31, 2010.

Net cash used by operating activities was $1.6 million for the three months ended March 31, 2011, driven by a $1.7 million increase in accounts receivable, a $611,000 reduction in accounts payable and other accrued liabilities, offset in part by $714,000 in non-cash charges. The increase in accounts receivable was due to a higher balance with Ford as compared to December 31, 2010. Net cash used by operating activities was $2.0 million for the three months ended March 31, 2010, primarily attributable to a $3.1 million net loss, offset by $907,000 in non-cash charges, mainly a $510,000 other-than-temporary impairment on our ARS.

Investing activities used cash of $897,000 for the three months ended March 31, 2011, primarily due to investment purchases of $6.4 million, offset by $5.6 million of proceeds from maturities of marketable securities. Investing activities provided cash of $12,000 for the three months ended March 31, 2010.

Financing activities generated $66,000 in cash during the three months ended March 31, 2011, and $8,000 during the three months ended March 31, 2010, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $995,000 for the remainder of 2011, $1.2 million in 2012, $1.1 million in 2013, and $770,000 in 2014; and

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $819,000 at March 31, 2011, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: May 5, 2011	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: May 5, 2011	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.18(e)+	Amendment #3 to Statement of Work #3, entered into on February 6, 2011 and effective as of January 1, 2011, under the Hardware Design and Systems Integration Services Global Terms and Conditions, and statements of work thereunder, between Ford Motor Company and BSQUARE Corporation, entered into on and effective as of December 30, 2009		10-K	3/17/2011	10.18(e)	000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.