Form 10-Q
period 2011-06-30
BSQUARE CORP /WA
filed 2011-08-04
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2011: 10,664,089

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,510	$10,814
Short-term investments	13,723	11,329
Accounts receivable, net of allowance for doubtful accounts of $264 at June 30, 2011 and $290 at December 31, 2010	13,393	14,128
Deferred tax assets	119	145
Prepaid expenses and other current assets	780	403

Total current assets	36,525	36,819
Long-term investment	116	122
Equipment, furniture and leasehold improvements, net	759	653
Intangible assets, net	882	1,049
Restricted cash	875	875
Deferred tax assets	2,376	2,495
Other non-current assets	94	83

Total assets	$41,627	$42,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$9,121	$11,132
Accounts payable	372	261
Accrued compensation	2,207	2,497
Other accrued expenses	1,701	1,467
Deferred revenue	1,516	1,417

Total current liabilities	14,917	16,774
Deferred rent	205	240
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,638,964 shares issued and outstanding at June 30, 2011 and 10,415,541 shares issued and outstanding at December 31, 2010	126,032	124,716
Accumulated other comprehensive loss	(543)	(445)
Accumulated deficit	(98,984)	(99,189)

Total shareholders’ equity	26,505	25,082

Total liabilities and shareholders’ equity	$41,627	$42,096

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Software	$17,059	$17,246	$35,808	$29,258
Service	6,363	9,659	13,622	14,592

Total revenue	23,422	26,905	49,430	43,850

Cost of revenue:
Software	13,108	14,032	28,377	23,677
Service	5,207	5,097	10,696	11,215

Total cost of revenue	18,315	19,129	39,073	34,892

Gross profit	5,107	7,776	10,357	8,958
Operating expenses:
Selling, general and administrative	4,108	2,981	8,039	6,117
Research and development	985	802	1,899	1,709

Total operating expenses	5,093	3,783	9,938	7,826

Income from operations	14	3,993	419	1,132
Other income (expense)	34	(5)	42	(493)

Income before income taxes	48	3,988	461	639
Income tax expense	(27)	(15)	(256)	(106)

Net income	$21	$3,973	$205	$533

Basic income per share	$0.00	$0.39	$0.02	$0.05

Diluted income per share	$0.00	$0.39	$0.02	$0.05

Shares used in calculation of income per share:
Basic	10,563	10,157	10,497	10,142

Diluted	11,529	10,287	11,657	10,268

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$205	$533
Adjustments to reconcile net income to net cash used by operating activities:
Realized loss (gain) on investments	(19)	546
Depreciation and amortization	402	475
Stock-based compensation	1,107	278
Deferred income tax benefit	145	—
Changes in operating assets and liabilities:
Accounts receivable, net	741	(7,586)
Prepaid expenses and other assets	(385)	163
Third-party software fees payable	(2,011)	4,589
Accounts payable and accrued expenses	53	(132)
Deferred revenue	95	650
Deferred rent	(35)	(35)

Net cash provided by (used in) operating activities	298	(519)
Cash flows from investing activities:
Purchases of equipment and furniture	(339)	(72)
Proceeds from maturities of short-term investments	9,675	1,000
Proceeds from sale of auction rate securities	25	516
Proceeds from reduction of restricted cash	—	25
Purchases of short-term investments	(12,064)	(6,404)

Net cash used in investing activities	(2,703)	(4,935)
Cash flows from financing activities - proceeds from exercise of stock options	209	36
Effect of exchange rate changes on cash	(108)	(23)

Net decrease in cash and cash equivalents	(2,304)	(5,441)
Cash and cash equivalents, beginning of period	10,814	12,918

Cash and cash equivalents, end of period	$8,510	$7,477

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2011 and our operating results and cash flows for the three and six months ended June 30, 2011 and 2010. The accompanying financial information as of December 31, 2010 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto contained our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany balances have been eliminated.

Reclassification of Previously Issued Financial Statements

We have reclassified certain current liabilities in our condensed consolidated statement of cash flows for the six months ended June 30, 2010 related to fees payable to third-party software suppliers such as Microsoft Corporation (“Microsoft”) given the significance of such fees. These fees were previously included in accounts payable and other accrued expenses, and are now listed as third-party software fees payable.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Income or Loss Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). RSAs are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. RSUs are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income or loss per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock and if-converted method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

2. Investments

Investments consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Short-term investments:
U.S. agency securities	751	2,250
Municipal securities	451	450
Corporate commercial paper	4,500	2,749
Foreign government bonds	775	775
Corporate debt securities	7,246	5,105

Total short-term investments	13,723	11,329
Long-term investment—auction rate security (“ARS”)	116	122

Total investments	$13,839	$11,451

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

Our short-term investments consist entirely of marketable securities classified as available for sale, and were valued based on quoted market prices of similar instruments and other significant Level 2 inputs derived from, or corroborated by, observable market data. As of June 30, 2011 and December 31, 2010 our marketable securities consisted primarily of corporate debt, U.S. and foreign government and agency securities. Such amounts are recorded at fair value.

Our long-term investment consists entirely of a single ARS issuance, and was recorded at fair value using Level 3 inputs at June 30, 2011 and December 31, 2010. Due to the lack of observable market quotes on our ARS, we have estimated the fair value using inputs including the underlying financial condition and credit quality of the issuer, the maturity of the security, and secondary market bid levels of similar and identical securities.

On March 31, 2010, we reached a decision to liquidate our ARS. This liquidation of ARS primarily occured during the remainder of 2010. Prior to March 31, 2010, it was assumed that the ARS would be held until they were redeemed at full par value by the issuers, or until the underwriters and/or secondary offerors settled. As we no longer believed that we were to realize full par value from our ARS portfolio, the carrying value of our ARS was adjusted downward by $924,000 as of June 30, 2010, which was deemed to be an other-than-temporary adjustment. Of this amount, $378,000 was deemed to be other than-temporary during 2008, and therefore a further downward adjustment of $546,000 was recorded as a charge to other income (expense) during the six months ended June 30, 2010.

Based on Level 3 inputs, we estimated the fair value of our ARS to be $116,000 as of June 30, 2011, compared to a par value of $475,000. We have classified our ARS as a long-term investment as of June 30, 2011 due to our uncertainty as to when this security will be sold. During the six months ended June 30, 2011, we sold $25,000 of our ARS at par value, and recognized a $19,000 gain on the sale.

We had $1,000 of unrealized losses on our short-term investments as of both June 30, 2010, and December 31, 2010.

3. Intangible Assets

Intangible assets relate to customer relationships, tradenames, trademarks and technology that we acquired from TestQuest in November 2008. The following table presents the gross carrying value of the acquired intangible assets and accumulated amortization (in thousands):

	June 30, 2011	December 31, 2010
Gross carrying value of the acquired intangible assets subject to amortization	$2,158	$2,158
Accumulated amortization	(1,276)	(1,109)

Net book value	$882	$1,049

As of June 30, 2011, 83% of the gross carrying value and 74% of the net book value represented acquired technology. Amortization expense was $83,000 and $167,000 for the three and six months ended June 30, 2011, respectively, and $128,000 and $256,000 for the three and six months ended June 30, 2010 respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2011	$167
2012	330
2013	278
2014	37
2015	36
Thereafter	34

Total	$882

4. Shareholders’ Equity

Stock Options

We have a stock plan (the “Plan”) under which stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Plan may only be granted to our employees, have a term of up to 10 years, and must be granted with an exercise price equal to the fair market value of our stock on the date of grant. The Plan also allows for awards of stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Plan allows for an automatic annual increase in the number of shares reserved for issuance under the Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares.

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair values of RSAs and RSUs are determined based on the number of shares granted and the quoted price of our common stock on the date of grant, less our estimation of future forfeitures. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our equity awards, primarily stock option grants, were estimated with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	74%	72%	74%	71%
Risk-free interest rate	1.3%	1.8%	1.5%	1.9%

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue — service	$157	$46	$376	$119
Selling, general and administrative	415	62	654	140
Research and development	35	10	77	19

Total stock-based compensation expense	$607	$118	$1,107	$278

Per diluted share	$0.05	$0.01	$0.09	$0.03

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2011	1,942,723	$3.66
Granted at fair value	384,640	8.15
Exercised	(141,617)	2.94
Forfeited	(20,436)	3.13
Expired	(5,212)	31.81

Balance at June 30, 2011	2,160,098	$4.44	4.89	$4,962,000

Vested and expected to vest at June 30, 2011	2,042,126	$4.35	4.80	$4,808,000

Exercisable at June 30, 2011	1,467,373	$3.87	4.11	$3,842,000

At June 30, 2011, total compensation cost related to stock options granted to employees but not yet recognized was $1,294,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.67 years.

The following table summarizes certain information about stock options for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average grant-date fair value of option grants for the period	$3.99	$1.62	$4.61	1.60

Options in-the-money at period end	1,365,882	249,164	1,365,882	249,164

Aggregate intrinsic value of options exercised	$209,000	$5,000	$751,000	$7,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes RSA activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2010	42,000	$3.38
Granted	21,000	7.33
Vested	(27,000)	3.26
Forfeited	—	—

Unvested at June 30, 2011	36,000	$5.78

Expected to vest after June 30, 2011	32,040	$5.78

At June 30, 2011, total compensation cost related to RSAs granted but not yet recognized was $110,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years. Currently, only non-employee members of our Board of Directors receive restricted RSAs.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	346,776	$4.47
Granted	21,966	8.87
Vested	(77,979)	3.30
Forfeited	(16,549)	4.86

Unvested at June 30, 2011	274,214	$5.13

Expected to vest after June 30, 2011	255,235	$5.13

At June 30, 2011, total compensation cost related to RSUs granted but not yet recognized was $743,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.0 year.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at June 30, 2011:

June 30, 2011
Stock options outstanding	2,160,098
Restricted stock units outstanding	274,214
Stock options available for future grant	388,461

Common stock reserved for future issuance	2,822,773

5. Other Comprehensive Income or Loss

Comprehensive income or loss refers to net income or loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income or loss.

The changes in the components of other comprehensive income or loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized gain on investments	$6	$—	$5	$308
Foreign currency translation loss	(61)	(20)	(103)	(19)

Other comprehensive income (loss)	$(55)	$(20)	$(98)	$289

6. Commitments and Contingencies

Our principal commitments consist of obligations outstanding under operating leases, which expire through 2014. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China; Seoul, Korea; and Nishi-Shinjuku, Japan. We also lease office space on a month-to-month basis in Akron, Ohio.

If we default under the terms of our corporate headquarters’ lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $759,000 at June 30, 2011.

Rent expense was $385,000 and $767,000 for the three and six months ended June 30, 2011, respectively. Rent expense was $395,000 and $789,000 for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters’ facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

2011	$685
2012	1,200
2013	1,089
2014	770
Thereafter	—

Total commitments	$3,744

7. Information about Geographic Areas

Our chief operating decision-makers (i.e., Chief Executive Officer, and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue:
North America	$18,347	$22,922	$37,703	$38,356
Asia	4,368	3,505	10,050	4,635
Other foreign	707	478	1,677	859

Total revenue	$23,422	$26,905	$49,430	$43,850

	June 30, 2011	December 31, 2010
Long-lived assets:
North America	$4,993	$5,160
Asia	109	117

Total long-lived assets	$5,102	$5,277

8. Significant Risk Concentrations

Significant Customer

Ford Motor Company (“Ford”) accounted for $2.4 million or 10% of total revenue for the three months ended June 30, 2011 and $4.7 million, or 10%, of total revenue for the six months ended June 30, 2011. Ford accounted for $6.2 million, or 23%, of total revenue for the three months ended June 30, 2010 and $8.5 million, or 19%, of total revenue for the six months ended June 30, 2010. No other customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2011, or June 30, 2010.

Ford had an accounts receivable balance of $1.7 million, or 13% of total accounts receivable, as of June 30, 2011. Ford had an accounts receivable balance of $7.5 million, or 45% of total accounts receivable, as of June 30, 2010. No other customer accounted for 10% or more of total accounts receivable as of June 30, 2011 or December 31, 2010.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2012. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems, and related applications such as Office Mobile, on a world-wide basis, which expire on October 31, 2011.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program in conjunction with our ODA to sell Microsoft Windows Embedded operating systems in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $161,000 and $343,000 for the three and six months ended June 30, 2011, respectively, and $187,000 and $353,000 for the three and six months ended June 30, 2010, respectively. These rebates are accounted for as a reduction in software cost of revenue.

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

Critical Accounting Judgments

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, percentage of completion on fixed-price service contracts, fair values of financial instruments, deferred tax asset allowances, useful lives and fair value of intangible assets and property and equipment, fair values of stock-based awards and income tax accruals, among other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of our assets and liabilities.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and in some cases the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with these non-contracted engagements.

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

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. Historically, we have entered into very few multiple-element arrangements other than those involving the sale of PCS related to the sale of our TestQuest automated testing tools. We establish VSOE of fair value for TestQuest PCS, based on the price when PCS is sold separately. VSOE of TestQuest PCS has been well established in the past as these products have been sold on a stand-alone basis for a number of years even prior to our acquisition of TestQuest assets in November 2008.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. We do not enter into significant fixed-pride contracts where we do not have a history of performing any material portion of the contracted engineering tasks successfully. Historically our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of June 30, 2011, we were delivering engineering services under 17 fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 20% under in our estimates of completion on every fixed-bid contract active on June 30, 2011, our revenue would be over-stated by $289,000 for the three months ended June 30, 2011.

Allowance for Doubtful Accounts

We review our accounts receivable regularly for collectability concerns. In determining the amount of our allowance for doubtful accounts, we make judgments about the creditworthiness of customers based on ongoing credit evaluations.

Stock-Based Compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) are measured based on the fair market values of the underlying stock on the dates of grant as determined based on the number of shares granted and the quoted price of our common stock on the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimates, stock-based compensation expense is adjusted accordingly.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Net operating losses and tax credits, to the extent not already utilized to offset taxable income or income taxes, also give rise to deferred tax assets. We must then assess the likelihood that any deferred tax assets will be realized from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets. In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to realize a portion of our net operating loss carryforwards, and recorded a portion of our deferred tax assets related to such estimated future taxable income. We estimate the valuation allowance related to our deferred tax assets on a quarterly basis.

Our sales may be subject to other taxes, particularly withholding taxes, due to our sales to customers in countries other than the United States. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment. Further, we make sales in many jurisdictions across the United States, where tax regulations are increasingly becoming more aggressive and complex. We must therefore continue to analyze our state tax exposure and determine what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
Software	73%	64%	72%	67%
Service	27	36	28	33

Total revenue	100	100	100	100

Cost of revenue:
Software	56	52	57	54
Service	22	19	22	26

Total cost of revenue	78	71	79	80

Gross profit	22	29	21	20
Operating expenses:
Selling, general and administrative	18	11	16	14
Research and development	4	3	4	4

Total operating expenses	22	14	20	18

Income from operations	0	15	1	2
Other income (expense)	0	0	0	(1)

Income before income taxes	0	15	1	1
Income tax benefit (expense)	0	0	1	0

Net income	0%	15%	0%	1%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $3.5 million, or 13%, to $23.4 million during the three months ended June 30, 2011, from $26.9 million in the year-ago period, due primarily to a decline in engineering service revenue, and to a lesser extent, lower sales of third-party software.

Total revenue increased $5.6 million, or 13%, to $49.4 million for the six months ended June 30, 2011, from $43.8 million in the year-ago period. This increase was driven by higher sales in the first quarter of 2011 of third-party and proprietary software, offset in part by a decline in sales of engineering services.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consist principally of operations in Taiwan. We also have established relatively minor sales and/or support presences in China, India, Japan, Korea and the United Kingdom. Revenue from customers located outside of North America was $5.1 million during the three months ended June 30, 2011, or 22% of total revenue, an increase from $4.0 million, or 15% of total revenue, in the year-ago period. Revenue from customers located outside of North America was $11.7 million during the six months ended June 30, 2011, or 24% of total revenue, an increase from $5.5 million, or 13% of total revenue, in the year-ago period. This international growth was primarily attributable to increased sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region and, to a lesser extent, increased engineering service revenue in the APAC region and Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, sales of our software development kits, support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three and six months ended June 30, 2011 and 2010 was as follows (dollars in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$15,336	$16,294	$32,666	$27,328
Proprietary software	1,723	952	3,142	1,930

Total software revenue	$17,059	$17,246	$35,808	$29,258

Software revenue as a percentage of total revenue	73%	64%	72%	67%

Third-party software revenue as a percentage of total software revenue	90%	94%	91%	93%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded operating systems (“Windows Embedded OS”) in North America and sales of Microsoft Windows Mobile operating systems (“Windows Mobile OS”) on a worldwide basis. Third-party software revenue decreased $958,000, or 6%, to $15.3 million for the three months ended June 30, 2011, from $16.3 million in the year-ago period. The decrease was primarily due to a $2.6 million decline in sales of Window Embedded OS as several of our larger customers continued to work through inventory purchased in preceding quarters, and thus ordered at lower volumes. This decline was offset in part by a $1.3 million increase in sales of Windows Mobile OS, primarily in Asia and higher sales of Adobe Flash products.

Third-party software revenue increased $5.3 million, or 20%, for the six months ended June 30, 2011, compared to the year-ago period, primarily driven by a $4.5 million increase in Windows Mobile OS sales and higher sales of Adobe Flash products.

Proprietary software revenue increased $771,000, or 81%, to $1.7 million for the three months ended June 30, 2011, from $952,000 in the year-ago period. This increase was primarily due to increases in sales of our Texas Instruments OMAP software, as well as increased sales of Qualcomm Snapdragon Mobile Development Platforms and higher support revenue. Proprietary software revenue increased $1.2 million, or 63%, for the six months ended June 30, 2011, compared to the year-ago period, driven by the same factors that accounted for the three-month increase.

Service revenue

Service revenue for the three and six months ended June 30, 2011 and 2010 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Service revenue	$6,363	$9,659	$13,622	$14,592

Service revenue as a percentage of total revenue	27%	36%	28%	33%

Ford Motor Company (“Ford”) continued to be our largest engineering services customer in the quarter, representing 38% and 35% of service revenue during the three and six months ended June 30, 2011, respectively, compared to 64% and 58% of service revenue for the three and six months ended June 30, 2010, respectively. We began working with Ford in the second quarter of 2008 assisting in the development of their next generation in-dash infotainment offering called MyFord Touch. Our initial project with Ford began in the second quarter of 2008 and was completed in the third quarter of 2010. During the initial project we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. Since approximately the completion of the initial project in the third quarter of 2010, we have performed all services for Ford under a time and materials contract which contains certain minimum commitments in terms of the number of resources we provide Ford, and amounts they pay us. The time and materials contract is referred to as the Ford Telematics Competency Center (“FCC”). The current FCC agreement expires at the end of 2011 and is expected to generate $9.6 million in revenue in 2011 subject to certain adjustments.

Ford contributed $2.4 million and $4.7 million in service revenue in the three and six months ended June 30, 2011, respectively, compared to $6.2 million and $8.5 million in the three and six months ended June 30, 2010, respectively. Ford revenue was positively impacted by $3.1 million during the three months ended June 30, 2010 when we signed an amendment with Ford to address overruns we had incurred on the project, which had been on a fixed-price basis at the time. Of this amount, $2.5 million related to work performed during the three months ended March 31, 2010. The number of engineers working on Ford has declined under the FCC compared to the number of engineers working on the original project in the prior year as we are no longer in the development stage of the MyFord Touch platform, but are now focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models.

Service revenue decreased $3.3 million, or 34%, to $6.4 million for the three months ended June 30, 2011, from $9.7 million in the year-ago period. This decrease was primarily due to lower revenue generated by services provided to Ford as previously discussed, which was down $3.8 million, offset in part by higher revenue in North America outside of Ford and increased service revenue in Asia.

Service revenue decreased $970,000, or 7%, for the six months ended June 30, 2011 compared to the year-ago period. This decrease was primarily due to lower revenue attributed to Ford as previously discussed, which was down $3.8 million from the year ago period. This decrease was largely offset by revenue associated with a new customer in North America which contributed $2.0 million during the six months ended June 30, 2011, compared to a negligible amount in the year-ago period. Additionally, service revenue in the APAC region increased $897,000 during the six months ended June 30, 2011 compared to the year-ago period.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, re-billable expenses and related facilities and depreciation costs. Gross profit on the sale of third-party software products was also positively affected by rebate credits we received from Microsoft for the sale of Windows Embedded OS which we earned through the achievement of defined sales objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $161,000 and $343,000 for the three and six months ended June 30, 2011, respectively, compared to $187,000 and $353,000 for the three and six months ended June 30, 2010, respectively.

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Software gross profit	$3,951	$3,214	$7,431	$5,581
Software gross margin	23%	19%	21%	19%
Service gross profit	$1,156	$4,562	$2,926	$3,377
Service gross margin	18%	47%	21%	23%
Total gross profit	$5,107	$7,776	$10,357	$8,958
Total gross margin	22%	29%	21%	20%

Software gross profit and gross margin

Software gross profit increased by $737,000, or 23%, to $4.0 million for the three months ended June 30, 2011, from $3.2 million in the year-ago period, while software gross margin increased as well by four percentage points. The increase in software gross profit and gross margin were driven primarily by an increase in sales of higher margin proprietary software products including royalties generated from our Texas Instruments OMAP board support package and improvement in third-party software margin. Third-party software margin was 17% for the three months ended June 30, 2011, compared to 15% in the year-ago period primarily due to the increase in sales of the higher margin Adobe Flash products and a decrease in sales of Microsoft licenses to our larger accounts which typically generate lower margin. Proprietary software margin was 80% during the three months ended June 30, 2011, compared to 85% in the year-ago period.

Software gross profit increased by $1.9 million, or 33%, to $7.4 million for the six months ended June 30, 2011, from $5.6 million in the year-ago period, while software gross margin increased by two percentage points. The increase in software gross profit and gross margin was driven by the same factors that accounted for the three-month increase. Third-party software margin was 15% for the six months ended June 30, 2011, compared to proprietary software margin of 81% in the same period. These margins are relatively consistent with the year-ago period in which third-party product margin was 14%, and proprietary software margin was 85%.

Service gross profit and gross margin

Service gross profit decreased $3.4 million, or 75%, to $1.2 million for the three months ended June 30, 2011, from $4.6 million in the year-ago period. Our service gross margin was 18% for the three months ended June 30, 2011, a 29 percentage point decrease from 47% in the year-ago period. Service gross profit and service gross margin were positively affected during the three months ended June 30, 2010 by the Ford amendment signed in that period, as previously discussed, as well as the reversal of a $390,000 loss contract accrual during the period which was initially recognized during the three months ended March 31, 2010. Without the amendment and loss contract accrual reversal, service gross profit would have been $1.7 million and service gross margin would have been 23% for the three months ended June 30, 2010. As such, service gross profit decreased by $516,000, and service gross margin decreased by 22% (or five percentage points) for the three months ended June 30, 2011 compared to the normalized year-ago period. The primary reasons for these declines were project overruns in North America.

Service gross profit decreased $451,000, or 13%, to $2.9 million for the six months ended June 30, 2011, from $3.4 million in the year-ago period. Service gross margin was 21% for the six months ended June 30, 2011, a two percentage point decrease from 23% in the year-ago period. The Ford amendment and loss contract accrual did not have an effect on the six month six-month comparison as the effects were between the first and second quarter of 2010. The primary drivers for this decline were the same as in the three-month comparison, excluding the Ford effect.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses increased $1.1 million, or 38%, to $4.1 million for the three months ended June 30, 2011, from $3.0 million in the year-ago period. Selling, general and administrative expenses represented 18% of our total revenue for the three months ended June 30, 2011 and 11% in the year-ago period. The increase was primarily due to an $858,000 increase in sales and marketing expense, which was driven by growth in our sales capacity in Asia, Europe and in North America, higher marketing expenses associated with our rebranding project, as well as a $270,000 increase in stock compensation expense. General and administration expense increased $269,000 driven primarily by lower facility expense allocations and an $80,000 increase in stock compensation expense.

Selling, general and administrative expenses increased $1.9 million, or 31%, to $8.0 million for the six months ended June 30, 2011, from $6.1 million in the year-ago period. Selling, general and administrative expenses represented 16% of our total revenue for the six months ended June 30, 2011 and 14% for the year-ago period. These increases were driven by the same factors that accounted for the three-month increase.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $183,000, or 23%, to $985,000 for the three months ended June 30, 2011, from $802,000 in the year-ago period. Research and development expenses represented 4% of our total revenue for the three months ended June 30, 2011 and 3% in the year-ago period. Research and development expenses increased $190,000, or

11%, to $1.9 million for the six months ended June 30, 2011, from $1.7 million in the year-ago period. Research and development expenses represented 4% of our total revenue for the six months ended June 30, 2011 and 4% for the year-ago period. These increases were driven by costs associated with the development and roll-out of our Handset Certification Platform based on our TestQuest automated testing tool platform.

Other income or expense

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income increased $39,000, or 780%, to $34,000 for the three months ended June 30, 2011, from an expense of $5,000 in the year-ago period. This increase was primarily due to $19,000 gain on the sale of auction rate securities (“ARS”) during the period.

Other income increased $535,000, or 109%, to $42,000 for the six months ended June 30, 2011, from an expense of $493,000 in the year-ago period. This increase was due primarily to a $546,000 other-than-temporary impairment loss on the carrying value of our ARS that was charged to other expense during the six months ended June 30, 2010. During the three months ended March 31, 2010, we decided to liquidate our portfolio of ARS at market rates, which we expected to be lower than their then current carrying values and, accordingly, we recognized an other-then-temporary valuation allowance which was recorded as a charge to other expense in the year-ago period.

Income tax expense

Income tax expense increased $12,000 to $27,000 for the three months ended June 30, 2011, compared to $15,000 in the year-ago period. Income tax expense was $256,000 for the six months ended June 30, 2011, up $150,000 compared to the year-ago period. These increases were primarily due to U.S. federal and state income taxes recognized as a result of our taxable income during the three and six months ended June 30, 2011. In prior periods we had fully reserved our deferred tax assets, and did not recognize significant U.S. federal and state income taxes other than alternative minimum tax.

Our U.S. effective income tax rate is expected to be 36% of pre-tax net income which includes both state and federal income taxes. The remainder of the tax expense we recognized during the three and six months ended June 30, 2011 relates to international income taxes, and U.S. alternative minimum tax. The six months ended June 30, 2011was also affected by higher than anticipated amounts owed to the state of California for 2010 income taxes.

Liquidity and Capital Resources

As of June 30, 2011, we had $23.2 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $23.1 million at December 31, 2010. Of these amounts, $8.5 million and $10.8 million were cash at June 30, 2011 and December 31, 2010, respectively and $991,000 and $997,000 were long-term at June 30, 2011 and December 31, 2010, respectively. These balances are net of a valuation allowance of $359,000 recorded against our ARS at June 30, 2011 and $378,000 at December 31, 2010. Our restricted cash balance of $875,000 at both June 30, 2011 and December 31, 2010 relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $21.6 million at June 30, 2011 compared to $20.0 million at December 31, 2010.

Net cash provided by operating activities was $298,000 for the six months ended June 30, 2011, driven by our net income during the period and $1.5 million of non-cash charges offset by negative working capital changes. These amounts were offset by a $2.0 million decrease to our third-party software fees payable. Net cash used by operating activities was $519,000 for the six months ended June 30, 2010, driven by a $7.6 million increase in our accounts receivable, offset in part by a $4.6 million increase in third-party software accounts payable, a $650,000 increase in deferred revenue and $1.3 million of non-cash charges.

Investing activities used cash of $2.7 million for the six months ended June 30, 2011, primarily due to purchases of marketable securities for $12.1 million, offset by $9.7 million of proceeds from maturities of marketable securities. Investing activities used cash of $4.9 million for the six months ended June 30, 2010, primarily due to purchases of marketable securities of $6.4 million, offset by $1.0 million of proceeds from maturities of marketable securities, and $516,000 generated by the sale of our ARS.

Financing activities generated $209,000 in cash during the six months ended June 30, 2011, and $36,000 during the six months ended June 30, 2010, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $685,000 for the remainder of 2011, $1.2 million in 2012, $1.1 million in 2013, and $770,000 in 2014.

•

Under the terms of our corporate headquarters’ lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $759,000 at June 30, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following:

A decrease in our estimated future taxable income may negatively affect the valuation allowance we have recorded against our deferred tax assets (DTAs), and create income tax expense.

At December 31, 2010, we had $59.2 million in net operating loss carryforwards and $2.4 million of tax credit carryforwards. These net operating losses and tax credits give rise to deferred tax assets (“DTAs”) to the extent that they may offset future taxable income. Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our DTAs as we could not determine that it was more likely than not that they would be utilized to offset future taxable income or income taxes.

In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to utilize a portion of our DTAs and, as a result, recorded a $2.6 million reduction in our deferred tax asset valuation allowance and corresponding income tax benefit. In determining the amount of our DTAs that we would realize as of December 31, 2010, we determined the amount of our DTAs that had a greater than 50% likelihood of being utilized to offset future taxable income.

We continually assess the carrying value of our DTAs through the estimation of our future taxable income on a more likely than not basis. If it is determined that we are unable to estimate, on a more likely than not basis, that our future taxable income is sufficient to utilize all, or any, of our recorded DTAs. If this was to occur, we would increase the valuation allowance on our DTAs, and recognize a corresponding income tax expense which would have a negative impact on our operating results.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: August 4, 2011	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

BSQUARE CORPORATION

Date: August 4, 2011	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X