Form 10-Q
period 2011-09-30
BSQUARE CORP /WA
filed 2011-11-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of common stock outstanding as of October 31, 2011: 10,714,635

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,053	$10,814
Short-term investments	7,652	11,329
Accounts receivable, net of allowance for doubtful accounts of $288 at September 30, 2011 and $290 at December 31, 2010	16,476	14,128
Deferred tax assets	145	145
Prepaid expenses and other current assets	1,037	403

Total current assets	34,363	36,819
Long-term investment	116	122
Equipment, furniture and leasehold improvements, net	946	653
Intangible assets, net	2,064	1,049
Restricted cash	875	875
Deferred tax assets	2,495	2,495
Goodwill	3,989	—
Other non-current assets	91	83

Total assets	$44,939	$42,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,101	$11,132
Accounts payable	373	261
Accrued compensation	2,062	2,497
Other accrued expenses and liabilities	3,949	1,467
Deferred revenue	984	1,417

Total current liabilities	17,469	16,774
Deferred rent	187	240
Long-term tax liability	368	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,698,230 shares issued and outstanding at September 30, 2011 and 10,415,541 shares issued and outstanding at December 31, 2010	126,682	124,716
Accumulated other comprehensive loss	(617)	(445)
Accumulated deficit	(99,150)	(99,189)

Total shareholders’ equity	26,915	25,082

Total liabilities and shareholders’ equity	$44,939	$42,096

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Software	$17,021	$19,125	$52,829	$48,383
Service	7,008	6,213	20,630	20,805

Total revenue	24,029	25,338	73,459	69,188

Cost of revenue:
Software	13,856	15,588	42,233	39,265
Service	5,369	4,709	16,065	15,924

Total cost of revenue	19,225	20,297	58,298	55,189

Gross profit	4,804	5,041	15,161	13,999
Operating expenses:
Selling, general and administrative	4,332	3,280	12,371	9,397
Research and development	950	766	2,849	2,475

Total operating expenses	5,282	4,046	15,220	11,872

Income (loss)from operations	(478)	995	(59)	2,127
Other income (expense)	43	16	85	(477)

Income (loss) before income taxes	(435)	1,011	26	1,650
Income tax benefit (expense)	269	(75)	13	(181)

Net income (loss)	$(166)	$936	$39	$1,469

Basic income (loss) per share	$(0.02)	$0.09	$0.00	$0.14

Diluted income (loss) per share	$(0.02)	$0.09	$0.00	$0.14

Shares used in calculation of income per share:
Basic	10,610	10,196	10,578	10,160

Diluted	10,610	10,390	11,780	10,340

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$39	$1,469
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss (gain) on investments	(19)	546
Depreciation and amortization	599	690
Stock-based compensation	1,685	554
Changes in operating assets and liabilities:
Accounts receivable, net	(1,264)	(2,701)
Prepaid expenses and other assets	(612)	164
Third-party software fees payable	(1,031)	5,400
Accounts payable and accrued expenses	(585)	(508)
Deferred revenue	(437)	(1,757)
Deferred rent	(53)	(53)

Net cash provided by (used in) by operating activities	(1,678)	3,804
Cash flows from investing activities:
Purchases of equipment and furniture	(528)	(121)
Acquisition of business, less acquired cash	(3,362)	—
Proceeds from maturities of short-term investments	17,944	5,250
Purchases of short-term investments	(14,274)	(12,561)
Proceeds from sale of auction rate securities	25	3,108
Other	—	25

Net cash used by investing activities	(195)	(4,299)
Cash flows from financing activities - proceeds from exercise of stock options	281	79
Effect of exchange rate changes on cash	(169)	(28)

Net decrease in cash and cash equivalents	(1,761)	(444)
Cash and cash equivalents, beginning of period	10,814	12,918

Cash and cash equivalents, end of period	$9,053	$12,474

Supplemental disclosures of cash flow information:
Contingent consideration for acquisition of business	$810	$—

Accrued payment for acquisition of business	$1,425	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2011 and our operating results and cash flows for the three and nine months ended September 30, 2011 and 2010. The accompanying financial information as of December 31, 2010 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. All intercompany balances have been eliminated.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income.” This new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. This guidance affects presentation only and will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB amended ASC 820, “Fair Value Measurements.” This amendment is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The updated guidance is effective on a prospective basis for financial statements issued for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We don’t expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

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

2. Investments

Investments consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Short-term investments:
U.S. agency securities	$750	$2,250
Municipal securities	355	450
Corporate commercial paper	2,250	2,749
Foreign government bonds	500	775
Corporate debt securities	3,797	5,105

Total short-term investments	7,652	11,329
Long-term investment—auction rate security (“ARS”)	116	122

Total investments	$7,768	$11,451

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

Our long-term investment consists entirely of a single ARS issuance. Due to the lack of observable market quotes on our ARS, we recorded an other-than-temporary impairment against this ARS issuance in prior periods reducing the cost basis of the investment to $116,000.

We had $1,000 of unrealized losses on our short-term investments as of both September 30, 2010, and December 31, 2011.

3. Acquisition of MPC Data Limited

On September 11, 2011 we completed the acquisition of MPC Data Ltd (“MPC”), a United Kingdom based provider of embedded software engineering services and products for OEMs, semiconductor companies and high performance application developers. The acquisition is part of our overall growth strategy and is designed to capitalize on the growing market for smart, connected devices by expanding both the breadth of services offered and the geographies that we serve.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.1 million, which includes $4.8 million of cash paid on the acquisition date, $1.5 million of cash paid in November 2011, and a potential earn-out with an estimated present value of $810,000 as of September 30, 2011. This earn-out will be calculated based on specific revenue earned in specific regions of Europe over the next year and is not capped. If our estimate of applicable revenue is different from actuals by 10%, the impact on the earn-out would be $90,000. As of September 30, 2011, the funds paid in November 2011 and the estimate of the earn-out were classified as other accrued expenses and liabilities. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price of $5.6 million.

In connection with the business combination, we incurred merger-related costs, including legal, consulting, accounting and other costs, of $152,000 during the three months ended September 30, 2011 which we recognized as expense in the period.

Accounting for the Acquisition of MPC

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The acquisition of MPC was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes, and as such tax liabilities of $418,000 were recognized as part of the transaction as well. The excess of the purchase price, including the estimate of the earn-out, over the fair value of net assets acquired was recorded as goodwill. Our preliminary allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows (in thousands):

Cash and cash equivalents	$1,481
Other current assets	1,124
Property, equipment, and furniture	103
Intangible assets – customer relationships	973
Intangible assets – non-compete agreements	206
Intangible assets – trade names and trademarks	96
Current liabilities	(472)
Tax liabilities	(418)
Goodwill	3,989

Purchase consideration	$7,082

The excess of the $7.1 million purchase price over the $3.1 million of identifiable net assets acquired resulted in goodwill of $4.0 million. Of the intangible assets acquired, customer relationships have a weighted-average useful life of 10 years, non-compete agreements have a weighted-average useful life of 2 years, and trade names and trademarks have a weighted-average useful life of 1 year. We will assess the fair value of the earn-out associated with the purchase each period using level 3 inputs represented by management’s estimation of future services revenue attributable to MPC through September 30, 2012. Any such changes to the earn-out would be realized as other income (expense) during the period.

Unaudited Pro Forma Results of Operations

The unaudited pro forma results of operations data are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had the MPC acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

The unaudited pro forma results of operations data are derived from our consolidated financial statements and MPC and include pro forma adjustments relating to the MPC acquisition that are of a recurring nature representing pro forma amortization of intangible assets. Included in these pro forma results are revenue of $333,000 and net income of $118,000 related to MPC since the date of acquisition. The pro forma results were adjusted to assume the $152,000 of nonrecurring expenses directly related to the MPC acquisition were incurred on January 1, 2010. These pro forma results of operations do not give effect to any cost savings, revenue synergies or restructuring costs which may result from the integration of MPC operations.

The unaudited pro forma combined condensed results of operations are presented below as if the MPC acquisition had occurred on January 1, 2010 (amounts in 000’s, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$25,266	$26,671	$77,254	$72,989
Gross profit	$5,415	$5,660	$16,828	$15,607
Operating income	$21	$1,085	$(81)	$2,016
Income before income taxes	$161	$1,088	$(10)	$1,592
Net income	$450	$1,013	$16	$1,411
Basic earnings per share	$0.04	$0.10	$0.00	$0.14
Diluted earnings per share	$0.04	$0.10	$0.00	$0.14

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$—
Goodwill acquired	3,989
Goodwill adjustment	—

Total	$3,989

Intangible assets relate to customer relationships, trade names, trademarks, non-compete agreements, and technology that we acquired from TestQuest in November 2008, and through the acquisition of MPC in September 2011. The following table presents the gross carrying value of the acquired intangible assets and accumulated amortization (in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	$1,782	$1,195	$587
Customer relationships	1,275	108	1,167
Trade names and trademarks	180	63	117
Non-compete agreements	196	3	193

Total	$3,433	$1,369	$2,064

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	$1,782	$988	$794
Customer relationships	293	78	215
Trade names and trademarks	83	44	39

Total	$2,158	$1,110	$1,048

Amortization expense was $92,000 and $259,000 for the three and nine months ended September 30, 2011, respectively, and $113,000 and $369,000 for the three and nine months ended September 30, 2010 respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2011	$155
2012	595
2013	450
2014	133
2015	132
Thereafter	599

Total	$2,064

5. Shareholders’ Equity

Stock Options

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (together the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Stock Plan also allows for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Stock Plan allows for an automatic annual increase in the number of shares reserved for issuance under the Stock Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares. The Inducement Plan was established during the three months ended September 30, 2011 in connection with the MPC acquisition. The Inducement Plan may only be used to grant non-qualified stock option awards to new employees. Initially, 250,000 shares were allocated for award under the Inducement Plan. The number of shares available for award may be modified by our Board of Directors, subject to SEC and NASDAQ limitations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	73%	73%	74%	72%
Risk-free interest rate	0.8%	1.2%	1.2%	1.6%

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue — service	$184	$78	$560	$197
Selling, general and administrative	346	187	1,000	327
Research and development	48	11	125	30

Total stock-based compensation expense	$578	$276	$1,685	$554

Per diluted share	$0.05	$0.03	$0.14	$0.05

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2011	1,942,723	$3.66
Granted at fair value	423,215	7.93
Exercised	(172,867)	2.84
Forfeited	(35,910)	3.32
Expired	(114,682)	6.02

Balance at September 30, 2011	2,042,479	$4.49	4.63	$1,999,000

Vested and expected to vest at September 30, 2011	1,935,135	$4.39	4.53	$1,939,000

Exercisable at September 30, 2011	1,393,341	$3.87	3.78	$1,542,000

At September 30, 2011, total compensation cost related to stock options granted to employees but not yet recognized was $1,130,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.62 years.

The following table summarizes certain information about stock options for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average grant-date fair value of option grants for the period	$3.67	$1.89	$4.52	1.71

Options in-the-money at period end	1,040,047	874,328	1,040,047	874,328

Aggregate intrinsic value	$119,000	$20,000	$871,000	$26,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes RSA activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2010	42,000	$3.38
Granted	30,000	6.58
Vested	(36,000)	3.26
Forfeited	—	—

Unvested at September 30, 2011	36,000	$6.17

Expected to vest after September 30, 2011	32,400	$6.47

At September 30, 2011, total compensation cost related to RSAs granted but not yet recognized was $100,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.5 years. Currently, only non-employee members of our Board of Directors receive restricted RSAs. Compensation for non-employee Directors has been modified such that future equity compensation will be issued through RSUs.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	346,776	$4.47
Granted	146,966	5.88
Vested	(108,901)	3.21
Forfeited	(29,760)	4.75

Unvested at September 30, 2011	355,081	$5.34

Expected to vest after September 30, 2011	321,289	$5.33

At September 30, 2011, total compensation cost related to RSUs granted but not yet recognized was $1.0 million, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2.0 year.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at September 30, 2011:

September 30, 2011
Stock options outstanding	2,042,479
Restricted stock units outstanding	355,081
Stock options available for future grant	590,830

Common stock reserved for future issuance	2,988,390

6. Other Comprehensive Income or Loss

Comprehensive income or loss refers to net income or loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income or loss. The changes in the components of other comprehensive income or loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized gain (loss) on investments	$(12)	$(9)	$(7)	$299
Foreign currency translation loss	(62)	(5)	(165)	(24)

Other comprehensive income (loss)	$(74)	$(14)	$(172)	$275

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China; Seoul, Korea; Nishi-Shinjuku, Japan, and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio and Redmond, Washington.

If we default under the terms of our corporate headquarters’ lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $699,000 at September 30, 2011.

Rent expense was $401,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively. Rent expense was $378,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters’ facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

2011	$402
2012	1,294
2013	1,230
2014	910
Thereafter	517

Total commitments	$4,353

Contingent acquisition consideration

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in September 2012 if certain revenue milestones are met in certain countries of Europe. We currently estimate this earn-out to be $828,000 based on our revenue forecasts for that region. This amount has been recorded at fair value as part of the purchase price allocation.

8. Information about Geographic Areas

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue:
North America	$19,197	$21,414	$56,900	$59,770
Asia	3,449	3,507	13,499	8,142
Europe	1,348	417	2,981	1,276
Other foreign	35	—	79	—

Total revenue	$24,029	$25,338	$73,459	$69,188

	September 30, 2011	December 31, 2010
Long-lived assets:
North America	$4,840	$5,160
Asia	77	117
Europe	5,659	—

Total long-lived assets	$10,576	$5,277

9. Significant Risk Concentrations

Significant Customer

Ford Motor Company (“Ford”) accounted for $2.5 million or 11% of total revenue for the three months ended September 30, 2011 and $7.2 million, or 10%, of total revenue for the nine months ended September 30, 2011. Ford accounted for $2.5 million, or 10%, of total revenue for the three months ended September 30, 2010 and $11.0 million, or 16%, of total revenue for the nine months ended September 30, 2010. No other customer accounted for 10% or more of total revenue for the three and nine months ended September 30, 2011, or September 30, 2010.

Ford had an accounts receivable balance of $2.5 million, or 15% of total accounts receivable, as of September 30, 2011; all of which was subsequently collected. No customer accounted for 10% or more of total accounts receivable as of September 30, 2010. No other customer accounted for 10% or more of total accounts receivable as of September 30, 2011 or December 31, 2010.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2012. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems, and related applications such as Office Mobile, on a world-wide basis, which expire on June 30, 2012 and one ODA that expires on January 31, 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $212,000 and $555,000 for the three and nine months ended September 30, 2011, respectively, and $208,000 and $561,000 for the three and nine months ended September 30, 2010, respectively. These rebates are accounted for as a reduction in software cost of revenue.

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

Overview

We provide software solutions to companies that develop smart, connected devices and to companies that assist others in developing smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We primarily focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows CE, Windows XP Embedded and Windows Mobile™. We also provide software solutions to customers developing devices utilizing other operating systems such as Android, QNX and Linux.

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

Critical Accounting Judgments

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, percentage of completion on fixed-price service contracts, fair values of financial instruments, deferred tax asset allowances, useful lives and fair value of intangible assets and property and equipment, fair values of stock-based awards and income tax accruals, fair values of acquired assets and liabilities and the fair value of a contingent purchase consideration, among other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of our assets and liabilities.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and in some cases the contract is signed in a period after which service delivery costs are incurred. We do not defer costs associated with these non-contracted engagements.

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

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. When a discount is given on a multiple element agreement, the discount is applied pro-rata to all elements of the agreement. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. As a result, contract interpretations and assessments of fair value are sometimes required to determine the appropriate accounting.

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

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of September 30, 2011, we were delivering engineering services under 16 fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 10% under in our estimates of completion on every fixed-bid contract active on September 30, 2011, our revenue would be over-stated by $215,000 for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
Software	71%	75%	72%	70%
Service	29	25	28	30

Total revenue	100	100	100	100

Cost of revenue:
Software	58	62	57	57
Service	22	18	22	23

Total cost of revenue	80	80	79	80

Gross profit	20	20	21	20
Operating expenses:
Selling, general and administrative	18	13	17	13
Research and development	4	3	4	4

Total operating expenses	22	16	21	17

Income (loss) from operations	(2)	4	0	3
Other income (expense)	0	0	0	(1)

Income (loss) before income taxes	(2)	4	0	2
Income tax benefit (expense)	1	0	0	0

Net income	(1)%	4%	0%	2%

Acquisition of MPC Data Limited

On September 11, 2011 we completed the acquisition of MPC Data Ltd (“MPC”), a United Kingdom based provider of embedded software engineering services and products for OEMs, semiconductor companies and high performance application developers. The acquisition is part of our overall growth strategy and is designed to capitalize on the growing market for smart, connected devices by expanding both the breadth of services offered and the geographies that we serve. As the acquisition took place late in the quarter, the impact on our results of operations was minimal during the three months ended September 30, 2011.

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $1.3 million, or 5%, to $24.0 million during the three months ended September 30, 2011, from $25.3 million in the year-ago period, due primarily to a decline in third party software sales.

Total revenue increased $4.3 million, or 6%, to $73.5 million for the nine months ended September 30, 2011, from $69.2 million in the year-ago period. This increase was driven by higher sales of third-party and proprietary software.

Revenue from customers located outside of North America includes revenue attributable to our foreign operations, as well as software and services delivered to foreign customers from our operations located in North America. Our international operations outside of North America consist principally of operations in Taiwan and the United Kingdom. We also have established relatively minor sales and/or support presences in China, India, Japan, and Korea. Revenue from customers located outside of North America was $4.8 million during the three months ended September 30, 2011, or 20% of total revenue, an increase from $3.9 million, or 15% of total revenue, in the year-ago period. Revenue from customers located outside of North America was $16.6 million during the nine months ended September 30, 2011, or 23% of total revenue, an increase from $9.4 million, or 14% of total revenue, in the year-ago period. This international growth was primarily attributable to increased sales of the Microsoft Windows Mobile operating system in the Asia Pacific (“APAC”) region and, to a lesser extent, increased engineering service revenue generated in the APAC and Europe regions.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, sales of software development kits, support and maintenance revenue, as well as royalties from certain engineering service contracts. Software revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$15,593	$18,031	$48,259	$45,359
Proprietary software	1,428	1,094	4,570	3,024

Total software revenue	$17,021	$19,125	$52,829	$48,383

Software revenue as a percentage of total revenue	71%	75%	72%	70%

Third-party software revenue as a percentage of total software revenue	92%	94%	91%	94%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded operating systems in North America and sales of Microsoft Windows Mobile operating systems on a worldwide basis. Third-party software revenue decreased $2.4 million, or 14%, to $15.6 million for the three months ended September 30, 2011, from $18.0 million in the year-ago period. The decrease was primarily due to several large Windows Embedded operating systems customers who have either not repurchased in the current year, or who have not repurchased at the volumes as in the prior year. This decline was offset in part by a $600,000 increase in sales of Windows Mobile operating systems.

Third-party software revenue increased $2.9 million, or 6%, for the nine months ended September 30, 2011, compared to the year-ago period, primarily driven by a $5.1 million increase in Windows Mobile operating systems sales and higher sales of Adobe Flash products, offset by the decline in Windows Embedded operating system sales for the same reason noted previously.

Proprietary software revenue increased $334,000, or 31%, to $1.4 million for the three months ended September 30, 2011, from $1.1 million in the year-ago period. This increase was primarily due to increases in sales of Qualcomm Snapdragon Mobile Development Kits (“Snapdragon”). Proprietary software revenue increased $1.5 million, or 51%, for the nine months ended September 30, 2011, compared to the year-ago period, driven by higher sales of Snapdragon, HCP, as well as higher sales of our Texas Instruments OMAP software products.

Service revenue

Service revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Service revenue	$7,008	$6,213	$20,630	$20,805

Service revenue as a percentage of total revenue	29%	25%	28%	30%

Ford Motor Company (“Ford”) continued to be our largest engineering services customer in the quarter, representing 36% and 35% of service revenue during the three and nine months ended September 30, 2011, respectively, compared to 40% and 53% of service revenue for the three and nine months ended September 30, 2010, respectively. We began working with Ford in the second quarter of 2008 assisting in the development of their next generation in-dash infotainment offering called MyFord Touch. Our initial project with Ford began in the second quarter of 2008 and was completed in the third quarter of 2010. During the initial project we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. Since approximately the completion of the initial project in the third quarter of 2010, we have performed all services for Ford under a time and materials contract which contains certain minimum commitments in terms of the number of resources we provide Ford, and amounts they pay us. The time and materials contract is referred to as the Ford Telematics Competency Center (“FCC”).

Ford contributed $2.5 million and $7.2 million in service revenue in the three and nine months ended September 30, 2011, respectively, compared to $2.5 million and $11.0 million in the three and nine months ended September 30, 2010, respectively. The number of engineers working on Ford has declined under the FCC compared to the number of engineers working on the original project in the prior year as we are no longer in the development stage of the MyFord Touch platform, but are now focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models.

Service revenue increased $795,000, or 13%, to $7.0 million for the three months ended September 30, 2011, from $6.2 million in the year-ago period. This increase was due primarily to a new customer in North America in the current year who contributed approximately $650,000 in revenue, and to a lesser extent to the addition of service revenue associated with MPC late in the quarter which contributed $330,000 in revenue. Total billed hours increased 19% from the year ago period due primarily to the new North American customer and the addition of MPC. The positive revenue impact of the increased billable hours was offset in part by 5% decline in our realized rate per hour.

Service revenue decreased $175,000, or 1%, for the nine months ended September 30, 2011 compared to the year-ago period. This decrease was primarily due to lower revenue attributed to Ford as previously discussed, which was down $3.8 million from the year ago period. This decrease was largely offset by revenue associated with two new customers in North America who contributed $3.2 million during the nine months ended September 30, 2011, compared to a negligible amount in the year-ago period. Additionally, service revenue in the APAC region increased $766,000 during the nine months ended September 30, 2011 compared to the year-ago period. Total billable hours outside of Ford increased 53% due to the factors previously stated, offset in part by 10% decline in our realized billing rate per hour.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software, software development kit costs, as well as the amortization of certain intangible assets related to acquisitions.

Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs, re-billable expenses and related facilities and depreciation costs. Gross profit on the sale of third-party software products is also positively affected by rebate credits we received from Microsoft for the sale of Windows Embedded operating system which we earned through the achievement of defined sales objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $212,000 and $554,000 for the three and nine months ended September 30, 2011, respectively, compared to $208,000 and $561,000 for the three and nine months ended September 30, 2010, respectively.

The following table outlines software, services and total gross profit (dollars in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Software gross profit	$3,165	$3,537	$10,596	$9,118
Software gross margin	19%	18%	20%	19%
Service gross profit	$1,639	$1,504	$4,565	$4,881
Service gross margin	23%	24%	22%	23%
Total gross profit	$4,804	$5,041	$15,161	$13,999
Total gross margin	20%	20%	21%	20%

Software gross profit and gross margin

Software gross profit decreased by $372,000, or 11%, to $3.2 million for the three months ended September 30, 2011, from $3.5 million in the year-ago period, while software gross margin increased by one percentage point. These fluctuations were primarily caused by a decline in sales of Windows Embedded operating systems, which negatively impacted gross profit but improved software gross margin because of the relatively low margin on these software sales coupled with the impact of Snapdragon sales. Third-party software margin was 15% for both the three months ended September 30, 2011 and September 30, 2010. Proprietary software margin was 62% during the three months ended September 30, 2011, compared to 83% in the year-ago period. The lower proprietary software margins were caused by an increase in Snapdragon sales which are at a much lower margin than our typical proprietary software products.

Software gross profit increased by $1.5 million, or 16%, to $10.6 million for the nine months ended September 30, 2011, from $9.1 million in the year-ago period, while software gross margin increased by one percentage point. The increase in software gross profit was driven by higher sales of Windows Mobile operating systems, Adobe Flash, Snapdragon and Texas Instrument OMAP products. The increase in software gross margin was the result of the higher proportion of Adobe Flash sales, which is sold at a higher margin than our other third party products, and the growth in Windows Mobile operating systems sales which generates a higher margin than Windows Embedded operating system sales. The impact of these items was mitigated in part by the higher Snapdragon sales, which is sold at a relatively lower margin compared to our typical proprietary software sales. Third-party software margin was 15% for the nine months ended September 30, 2011, compared to 14% in the year ago period. Proprietary software margin was 75% during the nine months ended September 30, 2011, compared to 85% in the year-ago period.

Service gross profit and gross margin

Service gross profit increased $135,000, or 9%, to $1.6 million for the three months ended September 30, 2011, from $1.5 million in the year-ago period while service gross margin declined by one percentage point. Our service gross margin was 23% for the three months ended September 30, 2011, a one percentage point decrease from 24% in the year-ago period. Service gross profit increased due to the higher billable hours in the period, and the lower margin was the result of a lower average rate per hour as discussed previously.

Service gross profit decreased $316,000, or 6%, to $4.6 million for the nine months ended September 30, 2011, from $4.9 million in the year-ago period while service gross margin declined by one percentage point. Service gross margin was 22% for the nine months ended September 30, 2011, a one percentage point decrease from 24% in the year-ago period. The primary driver for these declines was an 8% reduction in our worldwide utilization rate.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses increased $1.1 million, or 32%, to $4.3 million for the three months ended September 30, 2011, from $3.3 million in the year-ago period. Selling, general and administrative expenses represented 18% of our total revenue for the three months ended September 30, 2011 and 13% in the year-ago period. The increase was primarily due to a $731,000 increase in sales and marketing expense, which was driven by growth in our sales capacity in Asia, Europe and in North America, as well as a $172,000 increase in stock compensation expense included in sales and marketing expense. The current period was also negatively affected by $152,000 in transaction related expenses associated with the MPC acquisition.

Selling, general and administrative expenses increased $3.0 million, or 32%, to $12.4 million for the nine months ended September 30, 2011, from $9.4 million in the year-ago period. Selling, general and administrative expenses represented 17% of our total revenue for the nine months ended September 30, 2011 and 13% for the year-ago period. These increases were driven by the same factors that accounted for the three-month increase.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $184,000, or 24%, to $950,000 for the three months ended September 30, 2011, from $766,000 in the year-ago period. Research and development expenses represented 4% of our total revenue for the three months ended September 30, 2011 and 3% in the year-ago period. Research and development expenses increased $374,000, or 15%, to $2.8 million for the nine months ended September 30, 2011, from $2.5 million in the year-ago period. Research and development expenses represented 4% of our total revenue for the nine months ended September 30, 2011 and 4% for the year-ago period. These increases were driven by higher costs associated with the development and roll-out of our Handset Certification Platform based on our TestQuest automated testing tool platform. These increases were driven by higher costs associated with the development and roll-out of our Handset Certification Platform.

Other income or expense

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income increased $27,000, or 169%, to $43,000 for the three months ended September 30, 2011, from $16,000 in the year-ago period.

Other income increased $562,000, or 118%, to $85,000 for the nine months ended September 30, 2011, from an expense of $477,000 in the year-ago period. This increase was due primarily to a $546,000 other-than-temporary impairment loss on the carrying value of our auction rate securities that was charged to other expense during the nine months ended September 30, 2010.

Income tax expense

Income tax expense decreased $344,000 to an income tax benefit of $269,000 for the three months ended September 30, 2011, compared to income tax expense of $75,000 in the year-ago period. The income tax benefit was $13,000 for the nine months ended September 30, 2011, a decrease of $194,000 compared to tax expense of $181,000 in the year ago period. Our worldwide effective income tax rate is expected to be approximately 35% of pre-tax net income which includes both state and federal income taxes. The remainder of the tax expense we recognized during the three and nine months ended September 30, 2011 relates to withholding taxes incurred on international sales by our U.S. Corporation, and a $103,000 tax benefit for the carryback election made to apply alternative NOL’s to our 2009 federal tax return.

Liquidity and Capital Resources

As of September 30, 2011, we had $17.7 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $23.1 million at December 31, 2010. Of these amounts, $9.1 million and $10.8 million were cash at September 30, 2011 and December 31, 2010, respectively and $1.0 million were long-term at September 30, 2011 and December 31, 2010. These balances are net of a valuation allowance of $359,000 recorded against our ARS at September 30, 2011 and $378,000 at December 31, 2010. Our restricted cash balance of $875,000 at both September 30, 2011 and December 31, 2010 relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $16.9 million at September 30, 2011 compared to $20.0 million at December 31, 2010.

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2011, driven by a $1.0 million decrease to in our third-party software fees payable, a $1.3 million increase to in accounts receivable, and $1.7 million in other working capital items. These amounts were offset in part by $2.3 million in non-cash charges. Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2010, driven by net income of 1.5 million, $1.6 million in non-cash charges, a $5.4 million increase in third-party software fees payable accounts payable. These amounts were offset in part by a $2.7 million increase in accounts receivable and a $1.8 million decline in deferred revenue.

Investing activities used cash of $195,000 for the nine months ended September 30, 2011, primarily due to an acquisition of MPC which resulted in $3.4 million of cash payments, which is net of the cash acquired in the transaction. This amount was offset in part by net maturities of our marketable securities of $3.7 million. Investing activities used cash of $4.3 million for the nine months ended September 30, 2010, primarily due to purchases of marketable securities of $12.6 million, offset by $5.3 million of proceeds from maturities of marketable securities, and $3.1 million generated by through the sale of our ARS auction rate security investments. Financing activities generated $281,000 in cash during the nine months ended September 30, 2011, and $79,000 during the nine months ended September 30, 2010, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•

Minimum rents payable under operating leases total $387,000 for the remainder of 2011, $1.3 million in 2012, $1.2 million in 2013, $910,000 in 2014, $141,000 in 2015, $141,000 in 2016, $141,000 in 2017, and $94,000 in 2018.

•

Under the terms of our corporate headquarters’ lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $699,000 at September 30, 2011.

•	Under the terms of the Share Purchase Agreement for MPC, we paid $1.5 million of the purchase price of MPC in November 2011.

•

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in the fourth quarter of 2012 if certain revenue milestones are met in certain countries of Europe. We currently estimate this earn-out payment to be $828,000 based on our probability weighted revenue forecasts for that region. There is no cap on this contingent obligation.

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

There were no changes to our disclosure controls during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following:

A decrease in our estimated future taxable income may negatively affect the valuation allowance we have recorded against our deferred tax assets (DTAs).

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

Negative business conditions may negatively affect the carrying value of the intangible assets and goodwill we have acquired.

In the fourth quarter of 2008, we purchased certain assets of TestQuest including acquired technology and other intangible assets with a total gross carrying value of $1.9 million. In the third quarter of 2011, we acquired MPC Data Limited including certain intangible assets with a gross carrying value of $1.3 million and goodwill of $4.0 million. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION

(Registrant)

Date: November 10, 2011	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

BSQUARE CORPORATION

Date: November 10, 2011	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.1+	Share Purchase Agreement among BSQUARE Corporation and certain shareholders of MPC Data Limited		8-K	9/13/2011	10.1	000-27687

10.1*	BSQUARE Corporation 2011 Inducement Award Plan	X

10.1(a)*	Form of Non-Qualified Stock Option Agreement under the BSQUARE Corporation 2011 Inducement Award Plan	X

10.2	Amendment #3, effective as of October 1, 2011, to the Microsoft OEM Windows Mobile Distribution Agreement between Microsoft Licensing, GP and BSQUARE Corporation (Americas)	X

10.3	Amendment #3, effective as of October 1, 2011, to the Microsoft OEM Windows Mobile Distribution Agreement between Microsoft Licensing, GP and BSQUARE Corporation (Japan)	X

10.4	Amendment #3, effective as of October 1, 2011, to the Microsoft OEM Windows Mobile Distribution Agreement between Microsoft Licensing, GP and BSQUARE Corporation (Asia, other than Japan)	X

10.5	Amendment #3, effective as of October 1, 2011, to the Microsoft OEM Windows Mobile Distribution Agreement between Microsoft Ireland Operations Limited and BSQUARE Corporation (Europe, Middle East, Africa)	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

+	Confidential treatment has previously been granted by the Securities and Exchange Commission for certain portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.