Form 10-K
period 2011-12-31
BSQUARE CORP /WA
filed 2012-02-23
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (425) 519-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $65,000,000 based on the closing price of $6.27 per share of the registrant’s common stock as listed on the NASDAQ Global Select Market.

The number of shares of common stock outstanding as of January 31, 2012: 10,887,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the annual meeting of shareholders to be held on June 13, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

the adoption of Microsoft® Windows® CE, Windows XP Embedded, Windows Mobile, Android, Linux and other operating systems that our software offerings support as the systems of choice for many device hardware and software vendors;

•	our business plan and our strategy for implementing our plan;

•	our ability to expand and capitalize on our strategic relationships with silicon vendors and other hardware and software vendors;

•	our ability to maintain our relationship with Microsoft Corporation (“Microsoft”) and expectations related to our distribution of Windows Mobile and other Microsoft Windows Embedded operating systems;

•	our ability to address challenges and opportunities in the international marketplace;

•	our ability to develop our technology and expand our proprietary software and service offerings; and

•	our anticipated working capital needs and capital expenditure requirements, including our ability to meet our anticipated cash needs.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation. We provide software solutions to companies that develop smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google Android) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows Embedded Compact, Windows Embedded Standard and Windows Mobile™ as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

Industry Background

The increasing opportunity for connectivity and exchange of data, information or multimedia content is driving demand for easy-to-use, cost-effective and customizable methods of electronic communication. Although the personal computer (“PC”) had historically been the traditional means of electronically connecting suppliers, partners, customers and consumers, the benefits of “smart devices” have led to their rapid adoption as a new class of powerful technology.

Smart, connected devices are particularly attractive because they are often less expensive than desktop and laptop computers; have adaptable configurations, including size, weight and shape; and are able to support a variety of customized applications and user interfaces that can be designed for specific tasks. These devices also are often compatible with existing business information systems. These classes of smart, connected devices bring connected computing to very large, rapidly growing markets where desktop and laptop computers might be too expensive or otherwise impractical for general use.

The smart device industry is characterized by a wide variety of hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can be integrated with a diverse set of smart devices and support an expanding range of industry-specific functionality, content and applications.

The smart device marketplace is being influenced by the following factors:

•

Growing demand by business professionals and consumers for converged mobile devices, which combine telephony, data (such as email and internet browsing), multimedia and location awareness, is driving new sophisticated smart device designs by OEMs and ODMs;

•	Businesses are looking to deploy specialized devices into stores, shopping centers, shop floors, etc., or to their employees who work in the field but need connectivity to business systems and data.

•

The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (“IP”) set-top boxes, voice-over-IP (“VoIP”) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•

Expectations for device functionality continue to grow. Users of smart devices expect to be able to access email and the Internet, synchronize their devices with corporate data sources and deploy multiple applications on their devices;

•

The adoption of a new generation of devices, such as the Apple iPhone and the Motorola Droid, has increased demand for high-performance, multimedia-capable devices that are able to access, share and play audio, video and application content located on remote computers;

•

Security is an increasingly important concern as devices are now often able to access networks and store sensitive information locally such as email, spreadsheets and other documents. Users are demanding that these types of information be protected in the same ways they are protected on the desktop;

•

Higher bandwidth networks coupled with larger displays and increased processing power found on new devices means that more multimedia content will be available to devices—increasing demand for digital rights management, content management and related technologies; and

•

Increase in device complexity is being driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of embedded operating systems and silicon processors, all of which are driving OEMs and ODMs to continually refresh and update their device designs.

Software Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, enterprises, mobile network operators, SVs and peripheral vendors which are developing smart devices or assisting others in doing so. Representative customer relationships in 2011 included the following:

•

Ford Motor Company (“Ford”) continued to engage us to assist in the development of their next generation infotainment offering called MyFord Touch. The MyFord Touch infotainment system is an in-car communications and entertainment system which enables drivers of Ford’s car offerings to access a wide range of connected information and entertainment experiences including music and multi-media services, hands-free telephony, Internet-enabled applications, language services, news and navigation. Our initial project with Ford was completed in the third quarter of 2010 where we provided them hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services for the MyFord Touch. Since we completed the initial project, we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. In 2012, we will continue to work on the MyFord Touch project; however, rather than work directly for Ford, we have been engaged by Microsoft who is the primary provider of services for the MyFord Touch programs;

•	The Coca-Cola Company (“Coca-Cola”) continues to engage us to assist in the development of Freestyle® Coke’s next generation drink dispensing machine; and

•

China Mobile Communications Corporation, through several systems integrators, purchased our Countdown automated testing tool to perform field testing of its devices in 31 provinces within China. Other leading smart device companies such as Motorola, Qualcomm and Siemens also purchased our automated device testing tools.

The software we deliver to our customers as part of our software solutions takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through our engineering services teams. Due to the complexity of embedded software, the integration of our own proprietary software and/or third-party software products on customers’ devices often requires us to provide additional engineering services to accomplish systems integration, customization and/or optimization as well as quality assurance testing. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall smart device software solutions provider.

Proprietary Software Products

Our primary proprietary software offerings include:

•

TestQuest 10—TestQuest 10 is our next generation software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart devices including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart device and capture results, and a reporting tool that allows customers to analyze test results. This new technology has replaced Countdown and TestQuest Pro as our primary offering for automated device testing;

•

Handset Certification Platform—The Handset Certification Platform (“HCP”) builds upon our automated testing tool technology to allow mobile operators to implement standardized handset tests across their OEM suppliers; and

•

TI Windows Embedded Compact and Windows Mobile BSP—We worked with Texas Instruments to create the standard Windows Embedded Compact Board Support Packages (BSP) for the TI OMAP 35XX and 37XX family of processors and the standard Windows Mobile BSP for the TI OMAP 34XX and 36XX family of processors, both of which are used in a variety of mobile and embedded device designs. We also have several other off-the-shelf BSP products that support other processors.

Third-Party Software Products

We have license and distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their smart device project needs. Our primary third-party software offerings include the following:

•

For 13 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server, along with other Microsoft related and legacy technology. We are authorized to sell Windows Embedded operating systems in North America, including Mexico, as well as in much of the European Union, with an initial focus on the United Kingdom and Germany. Of our total revenue in 2011, 45% was generated through the sale of Windows Embedded operating systems, compared to 52% in 2010. Our current distribution agreements related to Windows Embedded expire in June 2012;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile and several other related products. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (the “Americas”), Japan, Korea, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). 15% of our total revenue in 2011 was generated through the sale of Windows Mobile operating systems, compared to 11% in 2010. Our current distribution agreements related to Windows Mobile expire in June and July of 2012;

•	We are an authorized distributor for Adobe Flash Lite technology. We have the right to distribute Adobe Flash Lite licenses to OEMs and ODMs and others worldwide;

•	We are an authorized distributor of McAfee Inc.’s Embedded Security product to OEMs in North America; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Software revenue for the last two fiscal years was as follows (in thousands):

	2011	2010
Software revenue:
Third-party software	$62,703	$63,886
Proprietary software	5,607	5,173

Total software revenue	$68,310	$69,059

Software revenue as a percentage of total revenue	71%	71%

Third-party software revenue as a percentage of total software revenue	92%	93%

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 93% of third-party software revenue in 2011 and 95% of third-party software revenue in 2010.

Engineering Service Offerings

Our service offerings include:

•	Architectural and system design consulting services;

•	Software design and development services;

•	Platform development systems integration;

•	Radio Interface Layer (“RIL”) development and testing;

•	Application, middleware and multimedia software development;

•	Adobe Flash Lite Player porting and Flash User Interface development;

•	Quality assurance and testing services;

•	Device solution strategy consulting;

•	Technical support;

•	Implementation services; and

•	Training.

Customers utilize our engineering services due to our extensive device software development and testing experience and because of our deep experience with embedded and mobile operating systems. We believe that engaging us on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and enhanced product robustness and features, which a customer may have been unable to achieve through other means.

Service revenue for the last two fiscal years was as follows (in thousands):

	2011	2010
Total service revenue	$28,533	$27,715

Service revenue as a percentage of total revenue	29%	29%

Revenue recognized for services provided to Ford accounted for 34% ($9.7 million) and 47% ($12.9 million) of total service revenue during 2011 and 2010, respectively.

Strategy

Our strategy is to continue to enhance our position as a leading provider of smart device software solutions and related services, ultimately becoming the go-to solutions provider for our customers and potential customers around the globe. To advance this strategy, we intend to continue to focus on the following areas:

•

We are expanding our geographies served around the globe. Our acquisition of MPC Data Limited (“MPC”) in 2011 established our European engineering services delivery center as well as a platform for European growth of our other offerings. We also opened our first development center in China, located in Beijing, as well as expanded our Taiwan development center during 2011. Our plans to grow our software development capacity in 2012 are focused primarily on continued expansion in China;

•

We have recently expanded, and expect to continue to expand, our global sales presence to better serve our customers in their markets. We added a direct sales presence in the United Kingdom through our acquisition of MPC, and expanded our sales teams throughout Asia in late 2010 and 2011 as well. Regional expansion will continue with the hiring of additional sales and support staff in Europe in 2012;

•

We are working to expand the number of engineering service practice areas that we offer to our customers. Through our acquisition of MPC, we expanded our capabilities to provide services for the Linux, Android, and QNX operating systems;

•	We are investing in the mobile and automotive vertical segments in order to put together compelling solutions offerings designed to expand our business in those growing segments;

•

We are actively searching for additional software products from third-party software providers that we can resell. We believe that we have established a premiere reseller channel through our sales of Microsoft operating systems and other third-party software products, and wish to leverage our channel by selling additional products;

•	We recently introduced TestQuest 10 which, we believe, provides one of the most compelling automated device testing solutions on the market;

•	We are investing in our HCP solution, achieved our first HCP installation at China Mobile during 2011, and are attempting to sell our HCP solution to other multiple mobile network operators worldwide;

•	We are seeking additional proprietary software products in which to invest; and

•	We will continue to seek businesses that we can partner with or acquire that will further our strategic goals as we did with the MPC acquisition.

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•

We have been one of Microsoft’s largest distributors of Windows Embedded operating systems (e.g. Windows Embedded Compact) for over 13 years. Our territory is limited to North America, including Mexico, as well as most of the European Union although we are currently only selling into the United Kingdom and Germany;

•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009 in the Americas, Japan, Korea, Taiwan, and the EMEA region;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Distributor of the Year for 2011;

•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;

•	We are a Microsoft Auto training partner;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

We work closely with Microsoft executives, developers, product managers and sales personnel. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft; and

•	We receive rebates from Microsoft based upon the achievement of predefined sales objectives.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Customers

Customers of our software solutions and engineering services include leading OEMs, ODMs, SVs, peripheral vendors, and other enterprises seeking to leverage the software we provide them, be it our own proprietary software, third-party software or custom software developed via our engineering services, to develop high-quality, full-featured smart devices that meet the requirements of numerous end-markets. Representative customers include Ford, Coca-Cola, Qualcomm Inc., Tyco Electronics Ltd., Honeywell International, Inc., Canon, Inc., Microsoft, Motorola Solutions, and Research In Motion Ltd.

Ford accounted for $9.7 million, or 10%, of total revenue in 2011, compared to $12.9 million, or 13%, of total revenue, in 2010. No other customer accounted for 10% or more of total revenue in 2011 or 2010. Revenue generated from Ford has been declining primarily due to completion of the main MyFord Touch project in August 2011, although we have continued to work on the MyFord Touch program since then. In 2012, we will continue to work on the MyFord Touch project under the direction of Microsoft which has become our customer for these services as they have partnered with Ford to be the primary contractor for MyFord Touch programs.

Sales and Marketing

We market our software solutions and engineering services predominantly through our direct sales and sales support organization located primarily in the United States, Taiwan, and the United Kingdom. We also have minor sales and sales support presences in China, Korea, and Japan. The majority of our sales and marketing personnel are located in the United States, but increasingly our expansion of sales and marketing personnel has focused on markets outside North America. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products. The majority of our research and development personnel are focused on development of our TestQuest automated testing tools, including TestQuest 10 and HCP. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States but increasingly have been performing our research and development in locations outside the United States. Research and development expense was $3.8 million and $3.4 million in 2011 and 2010, respectively.

Competition

The market for smart device software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, Teleca and Wipro;

•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings;

•	Contract manufacturers which have added or are adding software development capabilities to their offerings;

•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against customers’ internally created tools and against manual testing;

•	Microsoft Windows Embedded operating system distributors such as Arrow Electronics, Inc. (“Arrow”), and Avnet, Inc. (“Avnet”); and

•

Microsoft Windows Mobile operating system distributors who began competing with us in our approved regions in 2011 such as Avnet in the Americas; Synnex Corporation in Taiwan; and MDS Technology Co., Ltd in Korea.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the smart device market, and as new products and technologies are introduced.

International Operations

Until recently, our international operations outside of North America consisted principally of operations in Taipei, Taiwan. However, in September 2011 we acquired MPC, a United Kingdom based provider of embedded software engineering services. The acquisition was part of our overall growth strategy and is designed to capitalize on the growing market for smart, connected devices by expanding both the breadth of services offered and the geographies that we serve. Also, during 2011 we established a software development center in Beijing, China and expanded our presence in Taiwan.

We have minor sales and sales support presences in China, Korea, and Japan. We also have a partner in India that provides contract engineering services. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2011, revenue generated from customers located outside of North America was 23% of total revenue, compared to 16% in 2010. The increase in non-North American revenue in 2011 was attributable to the sale of Windows Mobile operating systems, primarily in Asia, as well as the contribution from MPC which was acquired in September 2011.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the total number of employees by area:

	December 31,
	2011	2010
Engineering Services	207	128
Research and Product Development	32	21
Sales, Marketing and Administrative	76	66

Total	315	215

As of December 31, 2011, we were also utilizing the services of 41 contractors, primarily for engineering services, compared to 64 at December 31, 2010. Of the total headcount of 356 at December 31, 2011, 200 were located in North America, 65 were located in Taiwan, 51 were located in the United Kingdom, 18 were located in China, 13 were located in India and the remainder located in Japan, Korea, and other countries in Europe. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

Intellectual Property and Other Proprietary Rights

In general, we attempt to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and through contractual arrangements. However, we cannot be certain that our efforts will be effective to prevent the misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us.

Additionally, because a significant portion of our revenue relates to the sale of third-party software products, we also rely on our partners, particularly Microsoft, to appropriately protect their own intellectual property.

We currently have nine issued patents and one pending patent in the United States, and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2012:

Name	Age	Position
Brian T. Crowley	51	President and Chief Executive Officer, Director
Elwood D. Howse, Jr	72	Director
Elliott H. Jurgensen, Jr	67	Chairman of the Board
Scot E. Land	57	Director
William D. Savoy	47	Director
Kendra A. VanderMeulen	60	Director
Mark Whiteside	49	Vice President, Professional Engineering Services
Scott C. Mahan	47	Vice President, Finance; Chief Financial Officer; Secretary and Treasurer
Mark E. McMillan	48	Vice President, Worldwide Sales and Marketing
John F.K. Traynor	46	Vice President, Products

Item 1A.	Risk Factors.

As discussed under Item 1 of Part I, “Business—Forward-Looking Statements,” our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

Microsoft-Related Risk Factors

Due to the fact that we have historically provided software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following represent several Microsoft-related risk factors which may negatively impact our business and operating results.

If we do not maintain our OEM and Windows Mobile Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have OEM Distribution Agreements (“ODA”s) for Software Products for Embedded Systems with Microsoft, which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. These ODAs are effective through June 30, 2012. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America, Japan, Taiwan, Korea, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile Operating Systems are effective through June 30, 2012 and July 31, 2012. We generated $58.4 million and $60.6 million of revenue in 2011 and 2010, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2012. If any of the ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time and recently announced a new pricing change for Windows Embedded operating systems which is currently scheduled to take effect March 1, 2012. Microsoft could change its pricing structure again and, unless we are able to either pass through price increases to our customers or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We earned rebate credits from Microsoft of $746,000 and $804,000 in 2011 and 2010, respectively.

Microsoft has audited our records under the ODAs in the past and will likely audit our records again in the future and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for royalty auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODAs. Microsoft has concluded an audits of our records pertaining to the ODA in 2009 and 2007, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Windows Embedded and Windows Mobile operating systems. As a result, our revenue and operating results could suffer.

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus by us on customers building devices utilizing non-Microsoft Embedded or Mobile operating systems, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing Windows Embedded and Windows Mobile operating systems for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Windows Embedded and Windows Mobile operating systems and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft and no longer continue receiving such new versions and updates, our revenue could decline significantly, and/or our costs could increase significantly, thereby negatively impacting our operating results.

Unexpected delays or announcement of delays by Microsoft related to product releases of Windows Embedded and/or Windows Mobile operating systems could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of its Windows Embedded and/or Windows Mobile operating systems could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. Such delays, or announcements of delays, by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which could negatively impact our revenue and operating results.

If Microsoft adds features to its Windows operating systems or develops products that directly compete with products and services we provide, our revenue and operating results could be negatively impacted.

As the developer of Windows, Windows Embedded Compact, Windows Embedded Standard, Windows Server, Windows Embedded Standard, Windows Embedded Compact, and Windows Mobile operating systems, Microsoft could add features which eliminate or reduce our customers’ need for our software and services, or Microsoft could develop standalone products and services that compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively impact our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our offerings and reduce our revenue and gross profit accordingly and our operating results could be negatively impacted.

If the markets for Windows Embedded and/or Windows Mobile operating systems fail to develop further, develop more slowly than expected, or decline, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices utilizing the Windows Embedded and Windows Mobile operating systems, if the markets for these systems or platforms fail to develop further, or develop more slowly than expected, or decline, our business and operating results could be negatively impacted. Market acceptance of Windows Embedded and Windows Mobile will depend on many factors, including:

•

Microsoft’s development and support of the Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows Embedded Compact, Windows Embedded Standard and Windows Mobile, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Windows Embedded and Windows Mobile related software products and engineering services, from which a significant portion of our revenue is generated today;

•

The ability of the Microsoft Windows Embedded and/or Windows Mobile operating systems to compete against existing and emerging operating systems for the smart device market, including: OSx from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Android from Google Inc.; Blackberry from Research In Motion Limited (“RIM”); and other proprietary operating systems. In particular, in the market for rugged handheld devices, Windows Mobile faces intense competition from the Android operating systems. In the market for converged devices, Windows Embedded faces intense competition from the Android operating system. Windows Embedded and Windows Mobile operating systems may be unsuccessful in capturing a significant share of these segments of the smart device market, or in maintaining its market share in these segments;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Windows Embedded and Windows Mobile operating systems; and

•

The willingness of software developers to continue to develop and expand the applications that run on Windows Embedded and Windows Mobile operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Windows Embedded and Windows Mobile operating systems, potential customers could select competing operating systems over Windows Embedded and Windows Mobile operating systems.

MyFord Touch-Related Risk Factors

If we do not obtain additional work on the MyFord Touch program through our new statement of work with Microsoft or elsewhere in the future our future revenue and gross profit would decrease and our operating results would be adversely affected.

We began working on the MyFord Touch infotainment project with Ford in the second quarter of 2008 and have been working on the program since then although the main program was completed in August 2010. Since inception of the program through December 31, 2011, our contractual relationship was with Ford. Effective January 1, 2012, our contractual relationship for the MyFord Touch program shifted from Ford to Microsoft, as Microsoft has become the primary vendor to Ford for this program. Revenue from Ford comprised $9.7 million, or 10%, of our total revenue in 2011. We expect this project work to continue in 2012 under our new statement of work with Microsoft but expect revenue from the MyFord Touch program to be lower, albeit still significant in 2012, than it was in 2011 due to the lower level of personnel resources utilized on the program. Our new statement of work with Microsoft currently runs through June 30, 2012. While expect to be actively involved in future projects with Microsoft and Ford beyond June 20, 2012, if our role on MyFord Touch is scaled back or eliminated beyond that point our revenue and resulting gross profit would suffer and negatively impact our operating results.

If we breach our agreement with Microsoft governing our work for Ford, or fail to comply with the requirements of the agreement, or are required to perform warranty repairs on any of the Ford vehicles into which our work is incorporated, or if any of those vehicles are recalled due to defects in our work, our revenue, operating results and overall business could be negatively impacted.

Our agreement with Microsoft governing our work for Ford on the MyFord Touch program provides customary representations and warranties and we accept liability for certain damages that are incurred as a result of our breach or failure to comply with the requirements of that agreement. These damages may include consequential damages. The agreement also provides that we will indemnify against certain third party claims. In addition, warranty repairs on our work for Ford could require us to devote additional hours that would not be billable. A significant warranty claim could require immediate remediation and consume a large amount of our billable resources until it is fixed, which could negatively impact our revenue, operating results and our business. In addition, if a defect were significant enough to require a vehicle recall, the costs of such a recall could be significant. We have increased our overall insurance amounts, but many claims, including, but not limited to, warranty and recall related issues, may not be covered by insurance.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for our software products and related services is extremely competitive. Increased competition may result in lower revenue, price reductions, lower gross profit and margin and loss of customers and market share, which could negatively impact our operating results. We face competition from:

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

•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against customers’ internally created tools and against manual testing;

•	Microsoft Windows Embedded operating system distributors such as Arrow Electronics, Inc (“Arrow”) and Avnet, Inc. (“Avnet”); and

•

Microsoft Windows Mobile operating system distributors who began competing with us in our approved regions in 2011 such as Avnet in the Americas; Synnex Corporation in Taiwan; and MDS Technology Co., Ltd in Korea.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the Windows-based smart device market, and as new products and technologies are introduced.

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

We have developed, and continue to develop, software and service offerings based on certain silicon architectures (e.g. the TI OMAP architecture). Due to the nature of the industry we serve and the products we develop, it is necessary for us to make certain assumptions regarding which silicon vendors will be successful in the various markets we serve and upon which we are making investments. It is therefore important that there is ongoing support from the SVs in the marketplace for these silicon architectures. For example, during the development of a reference design board, Intel made a strategic decision to sell its PXA Xscale division to Marvell which negatively impacted the sale of our Xscale-based reference designs. There can be no assurance that Marvell, TI, or any of the other SVs will continue to pursue and support the markets that we have been targeting. If the SVs do not support our efforts going forward, our revenue and operating results could be negatively impacted.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle is typically three to nine months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;

•	The approval cycles for our customers may be longer due to economic uncertainties;

•	The timing of budget cycles; and

•	The timing of customers’ competitive evaluation processes.

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

Our business could be adversely affected if the financial condition of our customers erodes because such erosion could reduce demand from those customers for our software and engineering services. This could also cause them to terminate their relationships with us, and/or could increase the risk that such customers default on their payment obligations to us. Additionally, while we believe that our allowance for doubtful accounts is adequate, economic trends may cause more companies to default or cease operations, in which case our allowances may not cover actual losses, which could adversely affect our operating results.

We may be subject to product liability claims that could result in significant costs.

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims with the notable exception of the portion of the MyFord Touch project contracted with Ford. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability claims to date, the sale and support of our products and services may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could negatively impact our business and operating results.

Negative business conditions, changes in useful lives, and other factors may negatively affect the carrying value of the intangible assets and goodwill we have acquired.

In the fourth quarter of 2008, we purchased certain assets of TestQuest including acquired technology and other intangible assets with a total gross carrying value of $1.9 million, and which have a carrying value of $197,000 as of December 31, 2011. In the third quarter of 2011, we acquired MPC Data Limited including certain intangible assets with a carrying value of $1.2 million and goodwill of $3.7 million as of December 31, 2011. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

During the fourth quarter of 2011, we assessed that the net carrying value of the remaining intangible assets associated with acquired technology from TestQuest was impaired due to this technology no longer being used in our product offerings. As such, we recognized an impairment charge of $518,000 as software cost of revenue which negatively impacted our gross profit and operating results.

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

If we need to raise additional operating capital, we may find that our access to equity and debt capital markets is limited or blocked entirely. In the past, our stock has traded at low volumes and overall investor confidence in the stock market could falter. This could make it difficult or impossible to sell additional shares on the public markets. In addition, it may be difficult and costly to obtain debt financing and we may be unable to borrow additional funds at acceptable cost, or at all, should the need arise. If we are unable to raise capital as necessary, it may adversely affect our ability to invest in products or fund operations, which would materially harm our business and negatively affect operating results.

We are dependent on our insurance carriers to cover certain risks and a failure of one or more of our carriers, a tightening of the market that increases our costs or decreases our ability to obtain necessary coverage, or the denial of a claim could negatively impact our business.

We have added significant additional insurance to cover the additional exposure presented by our work for Ford on the MyFord Touch program and other customers. While all of our insurance carriers appeared to be viable as of the date of this Annual Report, if this changes, or we are unable to maintain current coverage through viable insurance carriers at reasonable rates, or we are unable to obtain additional coverage that we deem necessary for our business, or if a carrier denies a claim, we may be unable to meet our financial obligations if claims that would otherwise have been covered by this insurance are made which could negatively impact our financial condition and operating results.

Taxing jurisdictions in the United States are becoming more aggressive with tax legislation and tax collection, particularly states facing significant budget deficits, which could expose us to additional tax liability that we have not been subject to in the past.

We make sales in many jurisdictions across the United States, most of which we do not have nexus in and, therefore, are not subject to sales, franchise, income and other state and local taxes. Particularly in light of state revenue deficits, taxing jurisdictions have become more aggressive in defining nexus, among other things, which could result in us achieving nexus, or potentially achieving nexus in significantly more tax jurisdictions. If this occurs and unless we are able to pass through this cost to our customers, our tax expense will increase which will negatively affect our results of operations. Further, because state and local tax laws are becoming increasingly complex, our cost to monitor our state and local tax compliance will increase which will negatively affect our results of operations. Additionally, there can be no assurance that we do not currently have unknown tax exposure in a state or local tax jurisdiction because of recent tax law changes which we are unaware of and the resulting liability could be significant and would negatively affect our results of operations.

There may be restrictions on the use of our net operating loss and tax credit carryforwards due to a tax law “ownership change.”

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2011, we had approximately $59.2 million of federal and state net operating loss carryforwards, and $2.6 million of tax credit carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change (as defined by this Section) has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties.

Non-compliance with our lease agreement could have a material adverse impact on our financial position.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment was $640,000 at December 31, 2011, and decreases on a straight-line basis over the length of our ten-year headquarters lease. Any breach of or non-compliance with this lease agreement could negatively impact our business, financial condition and operating results.

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

We frequently license the source code of our software products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrinkwrap” and “clickwrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE.” Other companies use forms of “BSQUARE” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights. Any of these outcomes could negatively impact our brand, dilute its recognition in the marketplace, or confuse potential customers, all of which could harm our business.

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

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Windows Embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.

Governance-Related Risk Factors

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

Customers outside of North America generated 23% of our total revenue in 2011 and 16% in 2010. We have expanded rapidly internally during 2011 and 2010 including establishing presences in Korea and China and our MPC acquisition in September 2011 which significantly increased our presence in EMEA. We currently have operations outside of North America in Taiwan, China and the United Kingdom and also have a limited sales and/or support presence in Japan and South Korea. Our international activities and operations, and our current expansion plans expose us to a number of risks, including the following:

•	Greater difficulty in protecting intellectual property due to less stringent foreign intellectual property laws and enforcement policies;

•	Longer collection cycles than we typically experience in North America;

•	Unfavorable changes in regulatory practices and tariffs;

•	Compliance with complex regulatory regimes or restrictions on import and export of our goods and services;

•

Complex and/or adverse tax laws and/or changes thereto. Additionally, we may be subject to income, withholding and other taxes for which we may realize no current benefit despite the existence of significant net operating loss and tax credit carryforwards in the U.S.;

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

We conduct development activities in non-U.S. locations, primarily India (through a partnership with a local company), China, Taiwan, and the United Kingdom, to take advantage of the high-quality, low-cost software development resources found in those countries. Additionally, we have plans to further increase development activity in our Taiwan and China operations. To date, we have limited experience in managing large scale software development outside the United States. Expanding our international software development inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related software products and services and could also adversely impact the profitability of service engagements employing offshore resources, thereby negatively affecting our operating results.

As our customers seek more cost-effective locations to develop and manufacture their smart devices, particularly overseas locations, our ability to continue to sell these customers our software products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart devices to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODA with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems primarily in North America, the United Kingdom and Germany. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling these customers Microsoft Windows Embedded operating systems, or our other products and services, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In North America, we also lease office space in San Diego, California; Longmont, Colorado; Boston, Massachusetts; Chanhassen, Minnesota; Akron, Ohio; and Dallas, Texas. We lease office space overseas in Beijing, China, Seoul, Korea, Tokyo, Japan, Taipei, Taiwan, and Trowbridge, United Kingdom. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BSQR.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2011:
First Quarter	$13.18	$6.99
Second Quarter	$7.22	$5.81
Third Quarter	$6.50	$4.39
Fourth Quarter	$4.82	$3.42

Year Ended December 31, 2010:
First Quarter	$2.87	$2.26
Second Quarter	$2.90	$2.18
Third Quarter	$3.47	$2.11
Fourth Quarter	$9.03	$3.33

Holders

As of January 31, 2012, there were 139 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Forward-Looking Statements,” and Item 1A of Part I, “Risk Factors.”

Overview

We provide software solutions and related engineering services to companies that develop smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® Embedded Compact) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows Embedded Compact, Windows Embedded Standard and Windows Mobile™ as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

Critical Accounting Judgments

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, percentage of completion on fixed-price service contracts, fair values of financial instruments, deferred tax asset allowances, useful lives and fair value of intangible assets and property and equipment, fair values of stock-based awards, income tax accruals, fair values of acquired assets and liabilities and the fair value of contingent purchase consideration, among other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of our assets and liabilities.

Revenue Recognition

We recognize revenue from software and engineering service sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and time records are generally used to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with such engagements before we have received a signed contract.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method. We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts; we believe it is a better measure of periodic income results than other methods and better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

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

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. Historically, we have entered into very few multiple-element arrangements other than those involving the sale of PCS related to the sale of our TestQuest automated testing tools. We establish VSOE of fair value for TestQuest PCS based on the price when PCS is sold separately. VSOE of TestQuest PCS has been well established in the past as these products have been sold on a stand-alone basis for a number of years even prior to our acquisition of TestQuest assets in November 2008.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2011, we were delivering engineering services under 23 fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 10% under in our estimates of completion on every fixed-bid contract active on December 31, 2011, our revenue would be over-stated by $322,000 for 2011.

Allowance for Doubtful Accounts

We review our accounts receivable regularly for collectability concerns. In determining the amount of our allowance for doubtful accounts, we make judgments about the creditworthiness of customers based on ongoing credit evaluations.

Intangible Assets and Goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets were generated through our past acquisitions of businesses and particular assets from businesses. Our intangible assets have consisted of acquired technology, customer relationships, trade names and trademarks, and non-compete agreements. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. During the fourth quarter of 2011, we recognized an impairment charge of $518,000 related to technology acquired from TestQuest in 2008.

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual testing date is December 31. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of the reporting unit and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flow are based on our best estimate of future net sales, gross margins, and operating expenses. Certain estimates of discounted cash flows involve businesses and geographies with limited financial history and developing revenue models. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

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

	Year Ended December 31,
	2011	2010
Revenue:
Software	71%	71%
Service	29	29

Total revenue	100	100

Cost of revenue:
Software	57	57
Service	23	22

Total cost of revenue	80	79

Gross profit	20	21
Operating expenses:
Selling, general and administrative	17	13
Research and development	4	4

Total operating expenses	21	17

Income (loss) from operations	(1)	4
Other income (expense), net	0	0

Income (loss) before income taxes	(1)	4
Income tax benefit	0	2

Net income (loss)	(1)%	6%

Comparison of the Years Ended December 31, 2011 and 2010

Acquisition of MPC Data Limited

On September 11, 2011 we completed the acquisition of MPC Data Limited (“MPC”), a United Kingdom-based provider of embedded software engineering services. The acquisition is part of our overall growth strategy and is designed to capitalize on the growing market for smart, connected devices by expanding both the breadth of services offered and the geographies that we serve. As the acquisition took place late in the third quarter of 2011, the impact on our results of operations was relatively insignificant for the year in total. Where applicable, the MPC-related impacts have been noted in the following commentary.

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue was $96.8 million in both 2011 and 2010. A $2.2 million decline in sales of Microsoft operating systems in 2011 was offset by increases in our sale of Adobe Flash products, engineering services revenue, and proprietary software revenue.

Our revenue mix has been shifting to customers located outside of North America as we have expanded our sales and development presence in locales outside North America. Before 2011, our operations outside of North America consisted principally of operations in Taiwan, as well as relatively minor sales and/or support presences in China, India, Japan, Korea, and the United Kingdom. During 2011 we expanded our sales teams across Asia, our development presence in China and acquired the operations of MPC in the United Kingdom. Revenue from our customers outside of North America increased $6.2 million, or 39%, to $22.1 million in 2011, from $15.9 million in 2010. Revenue from our customers outside of North America represented 23% of our total revenue in 2011, compared to 16% in 2010. This international growth was related primarily to the $5.8 million sales growth of Microsoft Windows Mobile operating systems in the Asia Pacific (“APAC”) region from 2010 to 2011, as well $1.4 million of engineering services revenue derived from MPC, and a $900,000 increase in engineering services revenue in the APAC region as well.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, sales of software development kits, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2011 and 2010 was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Software revenue:
Third-party software	$62,703	$63,886
Proprietary software	5,607	5,173

Total software revenue	$68,310	$69,059

Software revenue as a percentage of total revenue	71%	71%

Third-party software revenue as a percentage of total software revenue	92%	93%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded operating systems and Microsoft Windows Mobile operating systems. Third-party software sales decreased $1.2 million, or 2%, in 2011 as compared to the prior year. This decrease was primarily due to a $6.4 million decline in sales of Windows Embedded operating systems, the result of losing one major customer and lower purchasing volumes from several other large customers who worked through excess inventory levels during 2011. These declines were offset in part by a $4.2 million increase in sales of Windows Mobile operating systems, with much of this increase related to higher purchasing volumes from two major device manufacturers in Korea.

Proprietary software revenue increased $434,000, or 8%, in 2011 compared to 2010 due primarily to higher sales of Qualcomm Mobile Development Kits and increased revenue from our Texas Instruments OMAP software products. These increases were offset in part by lower TestQuest licensing revenue which was the result of two TestQuest sales which significantly benefited the fourth quarter of 2010 in the amount of $723,000.

Service revenue

Service revenue for 2011 and 2010 was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Service revenue	$28,533	$27,715

Service revenue as a percentage of total revenue	29%	29%

Ford Motor Company (“Ford”) continued to be our largest engineering services customer in 2011, representing 34% of service revenue, compared to 47% of service revenue in 2010. Ford contributed $9.7 million in service revenue in 2011 compared to $12.9 million in 2010. Since 2008, Ford has engaged us to assist in the development of their next generation infotainment offering called MyFord Touch. The MyFord Touch infotainment system is an in-car communications and entertainment system which enables drivers of Ford’s car offerings to access a wide range of connected information and entertainment experiences including music and multi-media services, hands-free telephony, Internet-enabled applications, language services, news and navigation. Our initial project with Ford was completed in the third quarter of 2010 where we provided them hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services for the MyFord Touch. Since we completed the initial project, we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. In 2012, we will continue to work on the MyFord Touch project; however, rather than work directly for Ford, we have been engaged by Microsoft who is the primary provider of services for the MyFord Touch programs.

Ford contributed $9.7 million in service revenue in 2011, a decline of $3.2 million from 2010. The number of engineers working on the MyFord Touch declined since initial project completion in the third quarter of 2010 as we are no longer in the development stage of the MyFord Touch platform.

Total service revenue increased $818,000, or 3%, in 2011 compared to 2010 due to growth inside and outside of North America from non-Ford customers.

North American service revenue declined $1.4 million, or 6%, to $23.6 million in 2011, primarily due to the $3.2 million decline related to Ford offset in part by revenue increases related to other customers.

Service revenue in Europe, the Middle East, and Africa (the “EMEA” region) increased by $1.3 million, to $1.7 million in 2011, primarily driven by MPC which contributed $1.4 million to EMEA revenue in 2011 since its acquisition in September 2011.

Service revenue from the APAC region increased $880,000, or 37%, to $3.3 million in 2011 from $2.4 million in 2010, primarily related to a new customer in Japan as well as contributions from China and Korea resulting from our sales expansion in those areas.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software products payable to third-party vendors. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products was also positively affected by rebate credits of $746,000 in 2011 and $804,000 in 2010 from Microsoft which we earned through the achievement of defined objectives.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2011	2010
Software gross profit	$13,200	$13,852
Software gross margin	19%	20%
Service gross profit	$6,249	$6,667
Service gross margin	22%	24%
Total gross profit	$19,449	$20,519
Total gross margin	20%	21%

Software gross profit and gross margin

Software gross profit decreased by $652,000, or 5%, in 2011, compared to 2010, while software gross margin decreased by one percentage point to 19%. This decline was primarily due to a $518,000 impairment charge related to the acquired technology from TestQuest in 2008 which we recognized in the fourth quarter of 2011 as software cost of revenue. The intangible assets associated with the acquired technology were deemed to be impaired as this technology is no longer used in any of our product offerings. During the fourth quarter of 2011, we completed development of TQ10, the next generation of our automated testing software. TQ10 replaces both of our legacy TestQuest products, Countdown and TQ Pro, in what we will offer to our customers and provide technical support for in the future. Although TQ10 is similar in concept to Countdown and TQ Pro, TQ10 was developed on a new code base and architecture. As no significant future cash flows are expected to be generated from these legacy technologies, we deemed the intangible assets associated with them to be impaired. Without the impairment charge, software gross margin would have been consistent with the 20% gross margin in the prior year.

Service gross profit and gross margin

Service gross profit decreased by $418,000, or 6%, in 2011 as compared to 2010, while service gross margin decreased by two percentage points to 22% in 2011, from 24% in 2010. The decline in service gross margin was primarily the result of higher engineering headcount in the current year largely resulting from our international expansion which resulted in a 10% increase in available hours and increased our cost of sales by $1.2 million compared to 2010. However, our actual billable hours only increased 2% year-over-year as our utilization fell by eight percentage points in 2011 compared to 2010, most of which resulted from start-up time associated with new personnel and new development centers. This decline in service margin was partially offset by a 4% increase in our realized rate per hour in 2011 compared to 2010.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses increased $3.8 million, or 30%, to $16.7 million in 2011, from $12.9 million in 2010. Selling, general and administrative expenses represented 17% of our total revenue in 2011 compared to 13% of revenue in 2010. The increase was due in part to $934,000 higher stock compensation expense in the current year, as well as a $1.8 million increase in sales and marketing expenses, which was driven by growth in our sales capacity in Asia and Europe, as well as our corporate rebranding in the current year. General and administrative expenses were also higher in the current year as we added headcount to support our international growth. The current period was also negatively affected by higher employee fringe rates as health insurance premiums increased during the year, and $193,000 in transaction-related expenses associated with the MPC acquisition.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $454,000, or 13%, to $3.8 million in 2011, from $3.4 million in 2010. This increase was driven primarily by higher costs associated with the development and roll-out of our HCP and TestQuest 10 products in 2011. Research and development expenses represented 4% of our total revenue in both 2011 and 2010.

Other income (expense), net

Other income (expense), net consists of gains and losses we may recognize on our investments, gains or losses on foreign exchange transactions, interest income on our cash, cash equivalents and investments and other items. Other income was $422,000 in 2011 compared to other expense of $504,000 in 2010, representing an increase of $926,000 of income. This increase was primarily due to a $104,000 realized gain on the sale of an auction rate security (“ARS”) investment in 2011, compared to an other-than-temporary impairment loss of $580,000 realized on our ARS investments in 2010. Additionally, we settled a lawsuit with our former broker dealer of ARS investments for $213,000 in January 2012. As the events that gave rise to the settlement took place before December 31, 2011, we recognized this settlement as other income in 2011.

Income tax benefit

Income tax benefit decreased by $2.2 million to $166,000 in 2011, from $2.4 million in 2010. This decrease was due primarily to a $2.6 million tax benefit recognized in 2010 when we reevaluated the net carrying value of our deferred tax assets. Our income tax benefit in 2011 was primarily attributable to our reevaluation of the net carrying value of our deferred tax assets generated from our international operations since we now believe some portion will be realized through future income in those regions. Deferred tax assets and their associated valuation allowances are evaluated quarterly and may change in the future based upon our estimate of the probability of future taxable income. Reductions in our valuation allowance will have a positive effect on our income tax provision while increases in our valuation allowance will have a negative effect.

Liquidity and Capital Resources

As of December 31, 2011, we had $19.0 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $23.1 million at December 31, 2010. This $4.1 million decline was primarily the result of our MPC acquisition which utilized $4.8 million of cash, net of cash acquired.

Restricted cash is classified as long term and was $875,000 at both December 31, 2011 and 2010. This cash is restricted under the terms of our headquarters operating lease which will continue to secure that obligation through its expiration in 2014. Our working capital was $18.0 million at December 31, 2011, compared to $20.0 million at December 31, 2010.

Cash and cash equivalents were $8.5 million at December 31, 2011, a decrease of $2.3 million from $10.8 million at December 31, 2010.

Net cash provided by operating activities was $1.1 million in 2011, primarily due to $3.1 million of non-cash expenses, a $1.8 million decrease in our accounts receivable, and a $518,000 impairment charge on our intangible assets associated with TestQuest acquired technology. These cash increases were offset in part by a $2.7 million decline in our third-party software fees payable during the year. Net cash provided by operating activities was $5.3 million in 2010, primarily attributable to $6.2 million in net income and $2.2 million in non-cash expenses, offset in part by a negative change in various working capital line items.

Net cash used by investing activities was $3.6 million in 2011 primarily due to the acquisition of MPC for $4.8 million in cash, net of cash acquired. Additionally, we purchased $785,000 of equipment during the year. These uses of cash for investing activities were offset in part by net maturities of marketable securities during the year. Net cash used by investing activities was $7.7 million in 2010 primarily due to $19.5 million of purchases of short-term investments offset in part by $8.2 million in proceeds from the maturity of short-term investments and $3.8 million in sales of our ARS.

Financing activities generated cash of $424,000 in 2011 and $383,000 in 2010 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases of $1.5 million in 2012, $1.4 million in 2013, $1.0 million in 2014, and $266,000 in 2015; and $498,000 in total thereafter.

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $640,000 at December 31, 2011, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

•

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in the fourth quarter of 2012 if certain revenue milestones are met in certain countries of Europe. We currently estimate this earn-out payment to be $766,000 based on our probability weighted revenue forecasts for that region. There is no cap on this contingent obligation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 23, 2012

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$10,814
Short-term investments	9,619	11,329
Accounts receivable, net of allowance for doubtful accounts of $311 at December 31, 2011 and $290 at December 31, 2010	13,403	14,128
Deferred tax assets	520	145
Prepaid expenses and other current assets	1,281	403

Total current assets	33,328	36,819
Long-term investment	—	122
Equipment, furniture and leasehold improvements, net	1,037	653
Restricted cash	875	875
Deferred tax assets	2,302	2,495
Intangible assets, net	1,390	1,049
Goodwill	3,738	—
Other non-current assets	122	83

Total assets	$42,792	$42,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$8,460	$11,132
Accounts payable	695	261
Other accrued expenses	2,330	1,467
Accrued compensation	2,645	2,497
Deferred revenue	1,233	1,417

Total current liabilities	15,363	16,774
Deferred tax liability	210	—
Deferred rent	184	240
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,874,050 shares issued and outstanding at December 31, 2011 and 10,415,541 shares issued and outstanding at December 31, 2010	127,318	124,716
Accumulated other comprehensive loss	(631)	(445)
Accumulated deficit	(99,652)	(99,189)

Total shareholders’ equity	27,035	25,082

Total liabilities and shareholders’ equity	$42,792	$42,096

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010
Revenue:
Software	$68,310	$69,059
Service	28,533	27,715

Total revenue	96,843	96,774

Cost of revenue:
Software	55,110	55,207
Service	22,284	21,048

Total cost of revenue	77,394	76,255

Gross profit	19,449	20,519

Operating expenses:
Selling, general and administrative	16,667	12,850
Research and development	3,833	3,379

Total operating expenses	20,500	16,229

Income (loss) from operations	(1,051)	4,290
Other income (expense), net	422	(504)

Income (loss) before income taxes	(629)	3,786
Income tax benefit	166	2,377

Net income (loss)	$(463)	$6,163

Basic income (loss) per share	$(0.04)	$0.60

Diluted income (loss) per share	$(0.04)	$0.56

Shares used in calculation of income (loss) per share:
Basic	10,594	10,192

Diluted	10,594	10,912

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	10,162,589	$123,572	$(746)	$(105,352)	$17,474
Net income	—	—	—	—	—	6,163	6,163
Foreign currency translation adjustment	—	—	—	—	(7)	—	(7)
Change of unrealized gain on investments	—	—	—	—	308	—	308

Comprehensive loss	—	—					6,464
Exercise of stock options	—	—	158,471	383	—	—	383
Share-based payments, including issuance of restricted stock	—	—	94,481	761	—	—	761

Balance, December 31, 2010	—	$—	10,415,541	$124,716	$(445)	$(99,189)	$25,082
Net loss	—	—	—	—	—	(463)	(463)
Foreign currency translation adjustment	—	—	—	—	(171)	—	(171)
Change in unrealized gain on investments	—	—	—	—	(15)	—	(15)

Comprehensive income	—	—					24,433
Exercise of stock options	—	—	208,821	424	—	—	424
Share-based payments, including issuance of restricted stock	—	—	249,688	2,178	—	—	2,178

Balance, December 31, 2011	—	$—	10,874,050	$127,318	$(631)	$(99,652)	$27,035

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(463)	$6,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss (gain) on sale of auction rate securities	(104)	580
Litigation settlement	(213)	—
Impairment of intangible asset	518	—
Depreciation and amortization	918	861
Stock-based compensation	2,178	761
Deferred income tax benefit	(98)	(2,640)
Changes in operating assets and liabilities:
Accounts receivable, net	2,010	(4,911)
Prepaid expenses and other assets	(880)	264
Third-party software fees payable	(2,672)	5,897
Accounts payable and other accrued liabilities	141	663
Deferred revenue	(182)	(2,297)
Deferred rent	(56)	(71)

Net cash provided by operating activities	1,097	5,270

Cash flows from investing activities:
Purchases of equipment and furniture	(785)	(218)
Acquisition of business, less acquired cash	(4,787)	—
Proceeds from maturities of short-term investments	20,693	8,200
Proceeds from sale of auction rate securities	226	3,795
Purchases of short-term investments	(18,991)	(19,505)

Net cash used for investing activities	(3,644)	(7,728)
Cash flows from financing activities—proceeds from exercise of stock options	424	383
Effect of exchange rate changes on cash	(186)	(29)

Net decrease in cash and cash equivalents	(2,309)	(2,104)
Cash and cash equivalents, beginning of year	10,814	12,918

Cash and cash equivalents, end of year	$8,505	$10,814

Supplemental cash flow information:
Cash paid for income taxes	$15	$230

Contingent consideration for acquisition of a business	$766	$—

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. We provide software solutions and related engineering services to companies that develop smart, connected devices. A smart, connected device is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and may be connected to a network via a wired or wireless connection. Examples of smart devices include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and devices targeted at automotive applications. We focus on smart devices that utilize embedded versions of the Microsoft Windows family of operating systems, specifically Windows Embedded Compact, Windows Embedded Standard and Windows Mobile™ as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards, restricted stock units and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of two to four years, are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable but outstanding are included in the diluted income per share calculation as well.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2011	2010
Weighted average shares outstanding for basic income (loss) per share	10,594	10,192
Dilutive effect of common stock equivalent shares	—	720

Weighted average shares outstanding for diluted income (loss) per share	10,594	10,912

Had we not been in a net loss position, our weighted average shares used to calculate diluted income (loss) per share would have been 11,419,000, representing a dilutive effect of common stock equivalents of 825,000 shares.

Cash, Cash Equivalents and Short-term Investments

We invest our excess cash primarily in highly liquid debt instruments of U.S. government agencies and municipalities, debt instruments issued by foreign government, corporate commercial paper, money market funds, and corporate debt securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as short-term investments.

Short-term investments consist entirely of marketable securities which are all classified as available-for-sale securities and are recorded at their estimated fair value. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as short-term investments in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in other expense.

Restricted Cash

Our restricted cash represents time deposits held at a financial institution as security for an outstanding letter of credit expiring in 2014 related to our corporate headquarters lease obligation.

Long-term Investments

Our long-term investments as of December 31, 2010 consisted of auction rate securities (“ARS”), which were recorded at their estimated fair value.

Financial Instruments and Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, and accounts receivable.

Allowance for Doubtful Accounts

We record accounts receivable at the invoiced amount net of an estimated allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the allowance, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Equipment, Furniture and Leasehold Improvements

We account for equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from 2 to 10 years. Maintenance and repairs costs are expensed as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the statement of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of asset and business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We amortize our acquired intangible assets using the straight-line method using lives ranging from one to 10 years. We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual testing date is December 31. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimate the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future net sales, gross margins, and operating expenses. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Software Development Costs

No software development costs have been capitalized as the cost has been immaterial.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $588,000 in 2011 and $93,000 in 2010.

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

The changes in the components of other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net income (loss)	$(463)	$6,163
Changes in unrealized gain (loss) on investments	(15)	308
Changes in foreign currency translation adjustment	(171)	(7)

Comprehensive income (loss)	$(649)	$6,464

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of December 31,
	2011	2010
Unrealized net losses on investments	(15)	—
Foreign currency translation adjustment	(616)	(445)

Accumulated other comprehensive loss	$(631)	$(445)

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

Recently Issued Accounting Pronouncements

In 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. We prospectively adopted this ASU effective Q1 2011, with no impact on our consolidated financial statements.

In 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in Q1 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

In 2011, the FASB issued an ASU which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for us in Q1 2012, with early adoption permitted. We do not expect adoption to have an impact on our consolidated financial statements.

2.	Cash and Investments

Cash, cash equivalents, short-term investments, long-term investments and restricted cash consist of the following (in thousands):

	December 31,
	2011	2010
Cash	$1,428	$736
Cash and cash equivalents:
Corporate debt	501	—
Money market funds	6,576	10,078

Total cash equivalents	7,077	10,078

Total cash and cash equivalents	8,505	10,814
Short-term investments:
U.S. agency securities	1,751	2,250
Municipal securities	355	450
Corporate commercial paper	1,250	2,749
Foreign government bonds	500	775
Corporate debt securities	5,763	5,105

Total short-term investments	9,619	11,329
Long-term investments—auction rate security	—	122
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$18,999	$23,140

Gross unrealized gains and losses on our cash equivalents, and short-term investments were not material as of December 31, 2010 and December 31, 2011.

3.	Fair Value Measurements

We measure our cash equivalents, marketable securities, auction rate security (“ARS”), and the earn-out liability associated with our acquisition of MPC Data Limited (“MPC”) (see note 4) at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investment in ARS within Level 3 because it is valued using valuation techniques based on multiple inputs. We classify our earn-out liability associated with MPC within Level 3 as it is valued using valuation techniques using inputs such as management’s estimation of future sales. Some of the inputs to these models are unobservable in the market and are significant.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$6,576	$—	$—	$6,576
Corporate debt	—	501	—	501

Total cash equivalents	6,576	501	—	7,077
Short-term investments:
U.S. agency securities	—	1,751	—	1,751
Municipal securities	—	355	—	355
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	500	—	500
Corporate debt securities	—	5,763	—	5,763

Total short-term investments	—	9,619	$—	9,619
Restricted cash—money market fund	875	—	—	875

Total assets	$7,451	$10,120	$—	$17,571

MPC earn-out liability	$—	$—	$766	$766

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$10,078	$—	$—	$10,078

Total cash equivalents	10,078	—	—	10,078
Short-term investments:
U.S. agency securities	—	2,250	—	2,250
Municipal securities	—	450	—	450
Corporate commercial paper	—	2,749	—	2,749
Foreign government bonds	—	775	—	775
Corporate debt securities	—	5,105	—	5,105

Total short-term investments	—	11,329	—	11,329
Long-term investment—ARS	—	—	122	122
Restricted cash—money market fund	875	—	—	875

Total assets	$10,953	$11,329	$122	$22,404

An impairment charge of $518,000 was recognized in the fourth quarter of 2011 for intangible assets measured using level 3 inputs and recorded at fair value on a non-recurring basis. These intangible assets were associated with acquired technology (see Note 6).

4.	Acquisition

On September 11, 2011, we completed the acquisition of MPC Data Limited (“MPC”), a United Kingdom based provider of embedded software engineering services.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.1 million, which included an earn-out with an estimated fair value of $810,000 on the acquisition date. The fair value of the earn-out will be re-measured to estimated fair value each reporting period based on specific revenue earned in designated regions of Europe through September 30, 2012 and is not capped. The estimated fair value of the earn-out was $766,000 as of December 31, 2011. If our estimate of applicable revenue varies from actuals by 10%, the impact on the earn-out would be $90,000. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price of $5.5 million.

In connection with the business combination, we incurred merger-related costs, including legal, consulting, accounting and other costs, of $193,000 during 2011 which we recognized as expense.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The acquisition of MPC was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Deferred tax liabilities of $233,000 were recognized as part of the transaction. The excess of the acquisition consideration, including the estimated fair value of the earn-out, over the fair value of net assets acquired was recorded as goodwill. Our allocation of the acquisition consideration to the assets acquired and liabilities assumed is as follows (in thousands):

Acquisition consideration	$7,038
Net assets acquired:
Cash and cash equivalents	1,481
Other current assets	1,124
Property, equipment, and furniture	103
Intangible assets—customer relationships	973
Intangible assets—non-compete agreements	206
Intangible assets—trade names and trademarks	96
Current liabilities	(473)
Long-term tax liabilities	(210)

Net assets acquired	3,300

Goodwill	$3,738

Of the intangible assets acquired, customer relationships have a weighted-average useful life of 10 years, non-compete agreements have a weighted-average useful life of 2 years, and trade names and trademarks have a weighted-average useful life of 1 year. We will assess the fair value of the earn-out associated with the acquisition each period using level 3 inputs represented by management’s estimation of future applicable engineering service revenue attributable to MPC through September 30, 2012. Any changes to the estimated fair value of the earn-out will be realized as other income (expense), net in the period which the changes occurred.

Unaudited Pro Forma Results of Operations

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had the MPC acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

The unaudited pro forma results of operations data are derived from our consolidated financial statements and MPC and include pro forma adjustments relating to the MPC acquisition that are of a recurring nature representing pro forma amortization of intangible assets. Included in these pro forma results are revenue of $1.4 million and net income of $96,000 related to MPC since the date of acquisition. The pro forma results were adjusted to assume the $193,000 of acquisition expenses directly related to MPC was incurred on January 1, 2010. These pro forma results of operations do not give effect to any cost savings, revenue synergies, integration or restructuring costs which may result from the MPC operations.

The unaudited pro forma combined condensed results of operations are presented below as if the MPC acquisition had occurred on January 1, 2010 (amounts in 000’s, except per share amounts):

	Twelve Months Ended December 31,
	2011	2010
Net sales	$100,638	$102,124
Gross profit	$21,157	$22,683
Operating income	$(1,032)	$4,234
Income before income taxes	$(624)	$3,732
Net income	$(445)	$6,109
Basic earnings (loss) per share	$(0.05)	$0.60
Diluted earnings (loss) per share	$(0.05)	$0.56

5.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$2,804	$2,224
Office furniture and equipment	1,371	1,297
Leasehold improvements	929	631

Total	5,104	4,152
Less: accumulated depreciation and amortization	(4,067)	(3,499)

Equipment, furniture and leasehold improvements, net	$1,037	$653

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $502,000 in 2011 and $399,000 in 2010.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010	$—
Goodwill acquired	3,738

Balance as of December 31, 2011	$3,738

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest in November 2008 and through the acquisition of MPC in September 2011.

In the fourth quarter of 2011, we recognized a $518,000 impairment charge as software cost of revenue related to the acquired technology from TestQuest in 2008. The intangible asset associated with the acquired technology was deemed to be impaired as this technology is no longer used in any of our product offerings.

During the fourth quarter of 2011, we completed development of TQ10, the next generation of our automated testing software. TQ10 will replace both legacy TestQuest products, Countdown and TQ Pro, in what we will offer to our customers and provide technical support for in the future. Although TQ10 is similar in concept to Countdown and TQ Pro, TQ10 was developed on a new code base and architecture. As no significant future cash flows are expected to be generated from these legacy technologies, we deemed the intangible asset associated with Countdown to be impaired and recognized a $518,000 impairment charge accordingly as software cost of revenue.

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value
Acquired technology	$1,552	$(1,034)	$(518)	$—
Trade names and trademarks	180	(92)	—	88
Customer relationships	1,275	(141)	—	1,134
Non-compete agreements	196	(28)	—	168

Total	$3,203	$(1,295)	$(518)	$1,390

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired technology	$1,552	$(758)	$794
Trade names and trademarks	83	(44)	39
Customer relationships	293	(77)	216

Total	$1,928	$(879)	$1,049

Amortization expense was $417,000 and $463,000 for 2011 and 2010, respectively. As of December 31, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

2012	$320
2013	206
2014	135
2015	135
2016	130
Thereafter	464

Total	$1,390

7.	Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Litigation settlement, net	$213	$—
Realized gain (loss) on ARS	104	(549)
Interest income	50	98
Other	55	(53)

Total	$422	$(504)

8.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010
U.S.	$(717)	$3,801
Foreign	88	(15)

Total	$(629)	$3,786

Income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2011	2010
Federal	$90	$2,503
State and local	(33)	(126)
Foreign	109	—

Total	$166	$2,377

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Depreciation and amortization	$1,055	$1,249
Accrued expenses and reserves	1,796	1,088
Net operating loss carryforwards	20,768	20,963
Capital loss carryforwards	345	348
Research and development credit carryforwards	2,535	2,389
Stock-based compensation	305	372
Other	—	217

Gross deferred tax assets	26,804	26,626

Less: valuation allowance	(24,192)	(23,986)

Net deferred tax assets	$2,612	$2,640

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2011	2010
Net deferred tax assets:
Deferred tax assets—current	$520	$145
Deferred tax assets—non-current	2,302	2,495
Deferred tax liability	(210)	—

Net deferred tax assets	$2,612	$2,640

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2011	2010
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax credits	39.5	(3.0)
State income tax	(2.5)	3.0
International operations	(4.9)	0.1
Incentive stock options	7.9	0.4
Valuation allowance	(21.2)	(99.2)
Transaction costs	(6.1)	—
Expiration of NOLs	(14.0)	—
Other, net	(6.3)	1.9

	26.4%	(62.8)%

Beginning in 2002 and through the third quarter of 2010, we maintained a full valuation allowance against our deferred tax assets as we were unable to determine that it was more likely than not that we would generate sufficient future taxable income for them to be realized. In the fourth quarter of 2010, we determined that it was more likely than not that we would generate sufficient future taxable income to realize a portion of our deferred tax assets, and reduced our valuation allowance accordingly. Upon review in 2011, it was determined that no additional valuation allowance release was necessary at this time.

At December 31, 2011, we had approximately $59.2 million of federal and state net operating loss carryforwards, and $2.6 million of tax credit carryforwards, which begin to expire in 2022. Utilization of these carryforward may be subject to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of a third-party study, and do not believe that an ownership change of more than 50 percentage points has occurred.

We are no longer subject to U.S. federal tax examinations by tax authorities for years before 2007, and with a few immaterial exceptions, we are also no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

9.	Commitments and Contingencies

Contractual Commitments

Our principal commitments consist of obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; Boston, Massachusetts; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China; Trowbridge, United Kingdom; Seoul, Korea; and Nishi-Shinjuku, Japan. We also lease office space in Akron, Ohio on a month-to-month basis.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $640,000 at December 31, 2011.

Rent expense was $1.6 million in 2011 and $1.5 million in 2010.

As of December 31, 2011, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2011 are as follows (in thousands):

2012	$1,503
2013	1,355
2014	1,035
2015	266
2016	266
2017	139
2018	93

Total	$4,657

10.	Shareholders’ Equity

Stock Options

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Stock Plan allows for an automatic annual increase in the number of shares reserved for issuance under the Stock Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares. The Inducement Plan was established in connection with the MPC acquisition. Initially, 250,000 shares were allocated for award under the Inducement Plan. The number of shares available for award may be modified by our Board of Directors, subject to SEC and NASDAQ limitations. There were no grants under the Inducement Plan during 2011.

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

	Year Ended December 31,
	2011	2010
Dividend yield	0%	0%
Expected life	3.9 years	4.2 years
Expected volatility	74%	72%
Risk-free interest rate	1.1%	1.6%

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2011 and 2010 was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Cost of revenue—service	$668	$295
Selling, general and administrative	1,363	439
Research and development	147	27

Total stock-based compensation expense	$2,178	$761

Per diluted share	$0.21	$0.07

Stock Option Activity

The following table summarizes stock option activity under the Stock Plan for 2010 and 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2010	2,171,470	$3.83
Granted at fair value	182,788	2.83
Exercised	(158,471)	2.41
Forfeited	(103,439)	3.80
Expired	(149,625)	6.35

Balance at December 31, 2010	1,942,723	$3.66	4.91	$10,195,000
Granted at fair value	423,715	7.93
Exercised	(208,821)	2.94
Forfeited	(44,334)	3.32
Expired	(173,808)	5.74

Balance at December 31, 2011	1,939,475	$4.49	4.33	$880,000

Vested and expected to vest at December 31, 2011	1,848,240	$4.40	4.26	$859,000

Exercisable at December 31, 2011	1,348,266	$3.88	3.64	$695,000

At December 31, 2011, total compensation cost related to stock options granted to employees under the Plan but not yet recognized was $907,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options for 2011 and 2010:

	Year Ended December 31,
	2011	2010
Weighted average grant-date fair value for options granted during the year	$4.52	$1.83

Options in-the-money at December 31	708,441	1,480,789

Aggregate intrinsic value of options exercised	$909,117	$373,348

Restricted Stock Award Activity

The following table summarizes restricted stock award activity under the Stock Plan for 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	42,000	$3.78
Granted	30,000	6.58
Vested	(45,000)	3.64
Forfeited	—	—

Unvested at December 31, 2011	27,000	$6.49

Expected to vest after December 31, 2011	24,300	$6.49

At December 31, 2011, total compensation cost related to restricted stock awards granted under the Stock Plan but not yet recognized was $55,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.4 years. Currently, only our Board of Directors has received restricted stock awards.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2011:

	Number of Shares	Weighted Average Exercise Price
Unvested at December 31, 2010	221,776	$5.27
Granted	312,760	5.57
Vested	(260,803)	3.85
Forfeited	(32,485)	4.80

Unvested at December 31, 2011	241,248	$5.91

Expected to vest after December 31, 2011	206,820	$5.90

At December 31, 2011, total compensation cost related to restricted stock units granted under the Stock Plan but not yet recognized was $1,056,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2.3 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance at December 31, 2011 and 2010:

	December 31,
	2011	2010
Stock options outstanding	1,939,475	1,942,723
Restricted stock units outstanding	241,248	221,776
Stock options available for future grant	617,086	540,419

Common stock reserved for future issuance	2,797,809	2,704,918

11.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan (“Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount; however we suspended such matching during a period of 2010. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $440,000 in 2011 and $153,000 in 2010.

12.	Significant Risk Concentrations

Significant Customer

The Ford Motor Company (“Ford”) accounted for $9.7 million, or 10%, of total revenue in 2011 and $12.9 million, or 13%, of total revenue in 2010. No other customer accounted for 10% or more of total revenue in 2011 or 2010.

Ford had an accounts receivable balance of $1.6 million, or 12% of total accounts receivable as of December 31, 2011 and $2.4 million, or 26% of total accounts receivable, as of December 31, 2010. No other customer accounted for 10% or more of total accounts receivable as of December 31, 2011 or 2010.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2012. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Korea, Europe, the Middle East, and Africa, which expire in June and July of 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $746,000 in 2011 and $804,000 in 2010. These rebates are accounted for as a reduction in software cost of revenue.

13.	Information about Geographic Areas

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2011	2010
Total revenue:
North America	$74,699	$80,856
Asia	17,909	14,196
Rest of the world	4,235	1,722

Total revenue	$96,843	$96,774

	December 31,
	2011	2010
Long-lived assets:
North America	$4,334	$5,183
Europe	5,019	—
Rest of the world	111	94

Total long-lived assets	$9,464	$5,277

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2011 and 2010:

	Condensed Consolidated Statements of Operations 2011
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$26,008	$23,422	$24,029	$23,384
Gross profit	5,250	5,107	4,804	4,288
Income (loss) from operations	405	14	(478)	(992)
Net income (loss)	$184	$21	$(166)	$(502)

Basic income (loss) per share	$0.02	$0.00	$(0.02)	$(0.05)

Diluted income (loss) per share	$0.02	$0.00	$(0.02)	$(0.05)

Shares used in calculation of income (loss) per share:
Basic	10,430	10,563	10,610	10,703

Diluted	11,704	10,529	10,610	10,703

	Condensed Consolidated Statements of Operations 2010
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$16,945	$26,905	$25,338	$27,586
Gross profit	1,182	7,776	5,041	6,520
Income (loss) from operations	(2,861)	3,993	995	2,163
Net income (loss)	$(3,440)	$3,973	$936	$4,694

Basic income (loss) per share	$(0.34)	$0.39	$0.09	$0.46

Diluted income (loss) per share	$(0.34)	$0.39	$0.09	$0.42

Shares used in calculation of income (loss) per share:
Basic	10,127	10,157	10,196	10,288

Diluted	10,127	10,287	10,390	11,072

	Condensed Consolidated Balance Sheets 2011
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$8,304	$8,510	$9,053	$8,505
Accounts receivable, net	15,792	13,393	16,476	13,403
Total current assets	37,016	36,525	34,363	33,328
Long-term investments	122	116	116	—
Total assets	42,106	41,627	44,939	42,792
Third-party software fees payable	11,148	9,121	10,101	8,460
Accounts payable	541	372	373	695
Other accrued expenses	1,436	1,701	3,949	2,330
Accrued compensation	1,636	2,207	2,062	2,645
Total current liabilities	16,094	14,917	17,469	15,363
Common stock	125,282	126,032	126,682	127,318
Accumulated deficit	(99,005)	(98,984)	(99,150)	(99,652)
Total shareholders’ equity	25,789	26,505	26,915	27,035
Total liabilities and shareholders’ equity	42,106	41,627	44,939	42,792

	Condensed Consolidated Balance Sheets 2010
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$10,983	$7,477	$12,474	$10,814
Accounts receivable, net	10,138	16,781	11,899	14,128
Total current assets	22,278	32,747	32,184	36,819
Long-term investments	3,493	843	828	122
Total assets	28,870	36,480	35,739	42,096
Third-party software fees payable	7,166	9,824	10,634	11,132
Accounts payable	498	395	185	261
Other accrued expenses	1,482	940	1,234	1,467
Accrued compensation	1,705	2,091	1,789	2,497
Total current liabilities	14,065	17,594	15,785	16,774
Common stock	123,740	123,886	124,050	124,716
Accumulated deficit	(108,792)	(104,819)	(103,883)	(99,189)
Total shareholders’ equity	14,511	18,610	19,696	25,082
Total liabilities and shareholders’ equity	28,870	36,480	35,739	42,096

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Other Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accountant fees and services is included in our definitive proxy statement for our 2012 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2011 and 2010.

B.	Consolidated Statements of Operations for 2011 and 2010.

C.	Consolidated Statements of Shareholders’ Equity for 2011 and 2010.

D.	Consolidated Statements of Cash Flows for 2011 and 2010.

2.	Financial Statement Schedules.

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

BSQUARE CORPORATION

Date:	February 23, 2012	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date:	February 23, 2012	By:	/s/ SCOTT C. MAHAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2012, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRIAN T. CROWLEY Brian T. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ SCOTT C. MAHAN Scott C. Mahan	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Chairman of the Board

/S/ DONALD B. BIBEAULT Donald B. Bibeault	Director

/S/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/S/ SCOT E. LAND Scot E. Land	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1*	Third Amended and Restated Stock Plan		10-K	2/19/2008	10.1		000-27687
10.1(a)*	Form of Stock Option Agreement		10-K	3/11/2005	10.1	(e)	000-27687
10.1(b)*	Form of Restricted Stock Grant Agreement		10-K	2/19/2008	10.1	(f)	000-27687
10.1(c)*	Form of Restricted Stock Unit Agreement		10-K	2/19/2008	10.1	(g)	000-27687

10.2*	BSQUARE Corporation 2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)*	Form of Non-Qualified Stock Option Agreement under the BSQUARE Corporation 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.3*	401(k) Plan		S-1/A	10/19/1999	10.3		333-85351
10.4*	Form of Indemnification Agreement		S-1	8/17/1999	10.4		333-85351
10.5	Office Lease Agreement between Seattle Office Associates, LLC and BSQUARE Corporation dated March 24, 1997 (for Suite 100)		S-1/A	10/19/1999	10.10		333-85351
10.6	Sunset North Corporate Campus Lease Agreement between WRC Sunset North and BSQUARE Corporation		S-1/A	10/19/1999	10.11		333-85351
10.7	First Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE		10-K	3/2/2000	10.6		000-27687
10.8	Single-Tenant Commercial Space Lease among One South Park Investors, Paul Enterprises and FKLM as Landlord and BSQUARE as Tenant		S-1/A	9/14/2000	10.14		333-45506
10.8(a)	Lease cancellation, termination, and release agreement among One South Park Investors, Partnership as Landlord and BSQUARE as Tenant		10-Q	8/14/2003	10.14	(a)	000-27687
10.9	Single-Tenant Commercial Space Lease (NNN), dated as of August 30, 2000, by and between One South Park Investors, Partnership and BSQUARE Corporation		10-K	3/26/2001	10.15		000-27687
10.10	Fourth Amendment to Office Lease Agreement between WRC Sunset North LLC and BSQUARE Corporation		10-Q	11/14/2002	10.16		000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
10.10(a)	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue LLC and BSQUARE Corporation		10-K	3/30/2004	10.16	(a)	000-27687
10.10(b)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C and BSQUARE Corporation		10-K	3/30/2004	10.16	(b)	000-27687
10.11	Office lease Agreement between WA 110 Atrium Place, LLC and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.12++	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems between Microsoft Licensing, GP and BSQUARE Corporation, effective as of July 1, 2010		10-Q	08/12/2010	10.10	(b)	000-27687
10.13*	Employment Agreement between Scott C. Mahan and BSQUARE Corporation		10-K	3/30/2004	10.20		000-27687
10.14*	Employment Agreement between Brian T. Crowley and BSQUARE Corporation		10-Q	5/12/2005	10.23		000-27687
10.15++	Asset Purchase Agreement between TestQuest, Inc. and BSQUARE Corporation dated November 18, 2009		10-Q	8/6/2009	10.18		000-27687
10.16++	Hardware Design and Systems Integration Services Global Terms and Conditions, and Statements of Work #1 and #2 thereunder, between Ford Motor Company and BSQUARE Corporation, entered into on and effective as of December 30, 2009 (the “Ford Agreement”)		10-K	03/25/2010	10.18		000-27687
10.16(a)++	Amendment #1 to the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	08/12/2010	10.18	(a)	000-27687
10.16(b)++	Statement of Work #3 under the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	08/12/2010	10.18	(b)	000-27687
10.16(c)++	Amendment #1 to Statement of Work #3 under the Ford Agreement, entered into on October 21, 2010 and effective as of September 30, 2010		10-K	03/17/2011	10.18	(c)	000-27687

10.16(d)++	Amendment #2 to Statement of Work #3 under the Ford Agreement, entered into on October 14, 2010 and effective as of September 30, 2010		10-K	03/17/2011	10.18	(d)	000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.

10.16(e)++	Amendment #3 to Statement of Work #3 under the Ford Agreement, entered into on February 6, 2011 and effective as of January 1, 2011		10-K	03/17/2011	10.18	(e)	000-27687
10.17++	Share Purchase Agreement among BSQUARE Corporation and certain shareholders of MPC Data Limited		8-K	09/13/2011	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

++	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement.