Form 10-Q
period 2012-03-31
BSQUARE CORP /WA
filed 2012-05-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of April 30, 2012: 10,934,067

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,233	$8,505
Short-term investments	9,595	9,619
Accounts receivable, net of allowance for doubtful accounts of $317 at March 31, 2012 and $311 at December 31, 2011	17,714	13,403
Deferred tax assets	472	520
Prepaid expenses and other current assets	1,063	1,281

Total current assets	36,077	33,328
Equipment, furniture and leasehold improvements, net	985	1,037
Intangible assets, net	1,302	1,390
Restricted cash	875	875
Deferred tax assets	2,388	2,302
Goodwill	3,738	3,738
Other non-current assets	126	122

Total assets	$45,491	$42,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,844	$8,460
Accounts payable	766	695
Accrued compensation	2,263	2,645
Other accrued expenses and liabilities	2,022	2,330
Deferred revenue	1,829	1,233

Total current liabilities	17,724	15,363
Deferred rent	182	184
Long-term tax liability	211	210
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,923,769 shares issued and outstanding at March 31, 2012 and 10,874,050 shares issued and outstanding at December 31, 2011	127,797	127,318
Accumulated other comprehensive loss	(583)	(631)
Accumulated deficit	(99,840)	(99,652)

Total shareholders’ equity	27,374	27,035

Total liabilities and shareholders’ equity	$45,491	$42,792

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Software	$18,216	$18,749
Service	7,332	7,259

Total revenue	25,548	26,008

Cost of revenue:
Software	14,607	15,269
Service	6,139	5,489

Total cost of revenue	20,746	20,758

Gross profit	4,802	5,250
Operating expenses:
Selling, general and administrative	4,139	3,931
Research and development	940	914

Total operating expenses	5,079	4,845

Income (loss) from operations	(277)	405
Other income (expense)	(9)	8

Income (loss) before income taxes	(286)	413
Income tax benefit (expense)	98	(229)

Net income (loss)	$(188)	$184

Basic income (loss) per share	$(0.02)	$0.02

Diluted income (loss) per share	$(0.02)	$0.02

Shares used in calculation of income per share:
Basic	10,875	10,430

Diluted	10,875	11,704

Comprehensive income (loss):
Net income (loss)	$(188)	$184
Other comprehensive income (expense):
Foreign currency translation, net of tax of $(45) and $12	87	(30)
Change in unrealized gains on investments, net of tax of $(7) and $0	13	(1)

Total other comprehensive income (expense)	100	(31)

Comprehensive income (loss)	$(88)	$153

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(188)	$184
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	241	214
Stock-based compensation	484	500
Deferred income tax expense (benefit)	(37)	121
Changes in operating assets and liabilities:
Accounts receivable, net	(4,305)	(1,664)
Prepaid expenses and other assets	215	(294)
Third-party software fees payable	2,384	16
Accounts payable and accrued expenses	(627)	(611)
Deferred revenue	593	(84)
Deferred rent	(2)	(17)

Net cash used by operating activities	(1,242)	(1,635)
Cash flows from investing activities:
Purchases of equipment and furniture	(99)	(120)
Proceeds from maturities of short-term investments	1,000	5,600
Purchases of short-term investments	(956)	(6,377)

Net cash used by investing activities	(55)	(897)
Cash flows from financing activities - proceeds from exercise of stock options	68	66
Effect of exchange rate changes on cash	(43)	(44)

Net decrease in cash and cash equivalents	(1,272)	(2,510)
Cash and cash equivalents, beginning of period	8,505	10,814

Cash and cash equivalents, end of period	$7,233	$8,304

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2012 and our operating results and cash flows for the three months ended March 31, 2012 and 2011. The accompanying financial information as of December 31, 2011 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances have been eliminated.

Recently Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates (“ASU”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements in Q1 2012 for all periods presented.

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of two to four years, are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation as well. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash	$2,032	$1,428
Cash equivalents:
Corporate debt	501	501
Money market funds	4,700	6,576

Total cash equivalents	5,201	7,077

Total cash and cash equivalents	7,233	8,505
Short-term investments:
U.S. agency securities	1,752	1,751
Municipal securities	355	355
Corporate commercial paper	2,250	1,250
Foreign government bonds	501	500
Corporate debt securities	4,737	5,763

Total short-term investments	9,595	9,619
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$17,703	$18,999

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2012 and December 31, 2011. Our restricted cash balance at March 31, 2012 and December 31, 2011 relates to a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014.

3. Fair Value Measurements

We measure our cash equivalents, marketable securities, and the earn-out liability associated with our acquisition of MPC Data Limited (“MPC”) (see Note 4) at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our earn-out liability associated with MPC within Level 3 as it is valued using inputs such as management’s estimation of future sales. Some of the inputs to these models are unobservable in the market and are significant.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011are summarized below (in thousands):

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$4,700	$—	$—	$4,700
Corporate debt	—	501	—	501

Total cash equivalents	4,700	501	—	5,201
Short-term investments:
U.S. agency securities	—	1,752	—	1,752
Municipal securities	—	355	—	355
Corporate commercial paper	—	2,250	—	2,250
Foreign government bonds	—	501	—	501
Corporate debt securities	—	4,737	—	4,737

Total short-term investments	—	9,595	$—	9,595
Restricted cash—money market fund	875	—	—	875

Total assets	$5,575	$10,096	$—	$15,671

MPC earn-out liability	$—	$—	$769	$769

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$6,576	$—	$—	$6,576
Corporate debt	—	501	—	501

Total cash equivalents	6,576	501	—	7,077
Short-term investments:
U.S. agency securities	—	1,751	—	1,751
Municipal securities	—	355	—	355
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	500	—	500
Corporate debt securities	—	5,763	—	5,763

Total short-term investments	—	9,619	$—	9,619
Restricted cash—money market fund	875	—	—	875

Total assets	$7,451	$10,120	$—	$17,571

MPC earn-out liability	$—	$—	$766	$766

4. Acquisition

On September 11, 2011, we completed the acquisition of MPC, a United Kingdom based provider of embedded software engineering services.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.0 million, which included an earn-out which is re-measured to estimated fair value each reporting period based on specific revenue earned and forecasted in designated regions of Europe through September 30, 2012. This earn-out had an estimated fair value of $810,000 as of the acquisition date, and $769,000 as of March 31, 2012. If our estimate of applicable revenue varies from actuals by 10%, the impact on the earn-out would be $48,000. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price of $5.5 million.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The acquisition of MPC was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Deferred tax liabilities of $233,000 were recognized as part of the transaction. The excess of the acquisition consideration, including the estimated fair value of the earn-out, over the fair value of net assets acquired was recorded as goodwill. Our allocation of the acquisition consideration to the assets acquired and liabilities assumed as of the date of the acquisition is as follows (in thousands):

Acquisition consideration	$7,038
Net assets acquired:
Cash and cash equivalents	1,481
Other current assets	1,124
Property, equipment, and furniture	103
Intangible assets—customer relationships	973
Intangible assets—non-compete agreements	206
Intangible assets—trade names and trademarks	96
Current liabilities	(473)
Long-term tax liabilities	(210)

Net assets acquired	3,300

Goodwill	$3,738

Of the intangible assets acquired, customer relationships have a weighted-average useful life of 10 years, non-compete agreements have a weighted-average useful life of two years, and trade names and trademarks have a weighted-average useful life of one year. We assess the fair value of the earn-out associated with the acquisition each period using Level 3 inputs represented by management’s estimation of future applicable engineering service revenue attributable to MPC through September 30, 2012. Changes to the estimated fair value of the earn-out are recognized as other income (expense), net in the period in which the changes occurred.

Unaudited Pro Forma Results of Operations

Unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that we would have reported had the MPC acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

The unaudited pro forma results of operations data are derived from the consolidated financial statements of MPC and include pro forma adjustments relating to the MPC acquisition that are of a recurring nature representing pro forma amortization of intangible assets. The pro forma results were adjusted to assume all of the acquisition expenses directly related to MPC were incurred on January 1, 2011, and do not give effect to any cost savings, revenue synergies, integration or restructuring costs which may result from the MPC operations (amounts in thousands, except per share amounts):

Three months ended March 31, 2011
Net sales	$27,547
Gross profit	$6,029
Income (loss) from operations	$38
Income (loss) before income taxes	$(83)
Net income (loss)	$(298)
Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

5. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2012.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$(121)	$59
Customer relationships	1,275	(176)	1,099
Non-compete agreements	196	(52)	144

Total	$1,651	$(349)	$1,302

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$(92)	$88
Customer relationships	1,275	(141)	1,134
Non-compete agreements	196	(28)	168

Total	$1,651	$(261)	$1,390

Amortization expense was $88,000 and $83,000 for the three months ended March 31, 2012 and 2011, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2012	$233
2013	206
2014	135
2015	135
2016	130
Thereafter	463

Total	$1,302

6. Shareholders’ Equity

Stock Options

We have a Third Amended and Restated Stock Plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Stock Plan currently allows for an automatic annual increase in the number of shares reserved for issuance under the Stock Plan. Such automatic annual increase is in an amount equal to the lesser of: (i) four percent of our outstanding shares at the end of the previous fiscal year, (ii) an amount determined by our Board of Directors, or (iii) 375,000 shares. On February 21, 2012, our Board of Directors approved an amendment of the Stock Plan subject to shareholder approval (the “Amended Plan”), pursuant to which the automatic annual share increase has been eliminated from the Amended Plan and the term has been extended for an additional ten years. The Inducement Plan was established in connection with the MPC acquisition. Initially, 250,000 shares were allocated for award under the Inducement Plan. The number of shares available for award under the Inducement Plan may be modified by our Board of Directors, subject to SEC and NASDAQ limitations.

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures of stock-based awards based on historical experience and expected future activity. The fair value of RSAs and RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards are estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected life	3.9 years	3.9 years
Expected volatility	73%	74%
Risk-free interest rate	0.7%	1.6%

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Cost of revenue — service	$107	$219
Selling, general and administrative	344	239
Research and development	33	42

Total stock-based compensation expense	$484	$500

Per diluted share	$0.04	$0.04

Stock Option Activity

The following table summarizes stock option activity under the Plans for the three months ended March 31, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2012	1,939,725	$4.49
Granted at fair value	161,450	3.45
Exercised	(27,500)	2.48
Forfeited	(34,012)	3.35
Expired	(9,738)	4.45

Balance at March 31, 2012	2,029,925	$4.45	4.64	$770,000

Vested and expected to vest at March 31, 2012	1,928,261	$4.40	4.51	$757,000

Exercisable at March 31, 2012	1,367,755	$3.96	3.57	$648,000

At March 31, 2012, total compensation cost related to stock options granted to employees but not yet recognized was $971,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.6 years.

The following table summarizes certain information about stock options for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted-average grant-date fair value of option grants for the period	$2.23	$4.75

Options in-the-money at period end	707,028	1,443,468

Aggregate intrinsic value	$32,000	$542,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes RSA activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2011	27,000	$6.49
Granted	—	—
Vested	(9,000)	8.18
Forfeited	—	—

Unvested at March 31, 2012	18,000	$5.65

Expected to vest after March 31, 2012	16,200	$5.65

At March 31, 2012, total compensation cost related to RSAs granted but not yet recognized was $20,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.2 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	241,248	$6.20
Granted	75,000	4.19
Vested	(24,216)	4.92
Forfeited	(10,654)	6.15

Unvested at March 31, 2012	281,378	$5.78

Expected to vest after March 31, 2012	242,157	$5.26

At March 31, 2012, total compensation cost related to RSUs granted but not yet recognized was $1.1 million, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 3.0 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at March 31, 2012:

Number of Shares
Stock options outstanding	2,029,925
Restricted stock units outstanding	281,378
Stock options available for future grant	799,136

Common stock reserved for future issuance	3,110,439

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China; Seoul, Korea; Nishi-Shinjuku, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

If we default under the terms of our corporate headquarters lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $579,000 at March 31, 2012.

Rent expense was $481,000 for the three months ended March 31, 2012 and $382,000 and for the three months ended March 31, 2011.

As of March 31, 2012, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2012	$1,165
2013	1,370
2014	1,041
2015	271
2016	271
Thereafter	240

Total commitments	$4,358

8. Information about Geographic Areas

Our chief operating decision-makers (i.e., Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
North America	$17,960	$19,358
Asia	5,762	5,682
Europe	1,700	957
Rest of the world	126	11

Total revenue	$25,548	$26,008

	March 31, 2012	December 31, 2011
Long-lived assets:
North America	$4,335	$4,334
Asia	160	111
Europe	4,919	5,019

Total long-lived assets	$9,414	$9,464

9. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three months ended March 31, 2012 or March 31, 2011.

Microsoft Corporation (“Microsoft”) had an accounts receivable balance of $1.9 million, or 11% of total accounts receivable, as of March 31, 2012, all of which was subsequently collected. Ford Motor Company (“Ford”) had an accounts receivable of $1.6 million, or 12% of total accounts receivable, as of December 31, 2011, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable as of March 31, 2012 or December 31, 2011.

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

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program we earned $209,000 and $206,000 during the three months ended March 31, 2012 and 2011, respectively, which is accounted for as a reduction in software cost of revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s critical accounting policies and estimates as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	000000	000000
	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue:
Software	71%	72%
Service	29	28

Total revenue	100	100

Cost of revenue:
Software	57	59
Service	24	21

Total cost of revenue	81	80

Gross profit	19	20
Operating expenses:
Selling, general and administrative	16	15
Research and development	4	3

Total operating expenses	20	18

Income (loss) from operations	(1)	2
Other income (expense)	0	0

Income (loss) before income taxes	(1)	2
Income tax benefit (expense)	0	(1)

Net income (loss)	(1)%	1%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $460,000, or 2%, to $25.5 million during the three months ended March 31, 2012, from $26.0 million in the year-ago period.

A year ago, our operations outside of North America consisted principally of operations in Taiwan, as well as relatively minor sales and/or support presences in China, India, Japan, Korea, and the United Kingdom. During 2011 we expanded our sales teams across Asia and our development presence in China and acquired the operations of MPC Data Limited (“MPC”) in the United Kingdom. North American revenue decreased $1.4 million to $18.0 million for the three months ended March 31, 2012, compared to $19.4 million in the year-ago period. This decline was offset in part by higher revenue from our customers outside of North America which increased $937,000, or 14%, to $7.6 million during the three months ended March 31, 2012, from $6.7 million in the year-ago period. Revenue from our customers outside of North America represented 30% of our total revenue during the three months ended March 31, 2012, compared to 26% in the year-ago period. This international growth was related primarily to the $1.2 million of engineering services revenue derived from MPC. Service revenue in the Asia Pacific (“APAC”) region also increased $532,000, or 66%, to $1.3 million in the three months ended March 31, 2012, from $803,000 in the year-ago period. This increase, however, was offset by a $574,000 decline in third-party software sales in the APAC region. The decline in our revenue in North America was primarily the result of $1.0 million lower service revenue from North American customers, in particular revenue related to the MyFord Touch program.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Software revenue:
Third-party software	$17,079	$17,330
Proprietary software	1,137	1,419

Total software revenue	$18,216	$18,749

Software revenue as a percentage of total revenue	71%	72%

Third-party software revenue as a percentage of total software revenue	94%	92%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue decreased $251,000, or 1%, to $17.1 million for the three months ended March 31, 2012, from $17.3 million in the year-ago period. The decrease was due to a decline in Microsoft Windows Mobile operating system sales, particularly in the APAC region, offset by higher sales of Microsoft Embedded operating systems which had growth across all customer segments including two large orders which totaled $1.2 million which would not be representative of run-rate business for the customers involved.

Proprietary software revenue decreased $282,000, or 20%, to $1.1 million for the three months ended March 31, 2012, from $1.4 million in the year-ago period. This decrease was driven by $141,000 in Snapdragon devkit sales classified as proprietary software revenue in the prior year and which are now classified as third-party software sales, and a decline in revenue attributable to a number of legacy products.

Service revenue

Service revenue for the three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Service revenue	$7,332	$7,259

Service revenue as a percentage of total revenue	29%	28%

Service revenue increased $73,000, or 1%, to $7.3 million for the three months ended March 31, 2012, from $7.3 million in the year-ago period. This increase was primarily the result of $1.3 million in service revenue from MPC for the three months ended March 31, 2012, offset by a decline in North America service revenue driven by the MyFord Touch program and the loss of a major customer which contributed $1.3 million in revenue to the year-ago period. Total billed hours increased 7% from the year-ago period, which was offset by a 5% decline in our realized rate per hour.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer this quarter, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008, however we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project to where we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models.

Service revenue from the MyFord Touch program declined $460,000 to $1.8 million, or 24% of total service revenue, for the three months ended March 31, 2012, compared to $2.3 million, or 32% of total service revenue, in the year-ago period. The number of engineers working on the MyFord Touch project has declined in the current year under the new agreement with Microsoft.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software products payable to third-party vendors. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products was also positively affected by rebate credits from Microsoft of $209,000 for the three months ended March 31, 2012, compared to $206,000 in the year-ago period, from Microsoft which we earned through the achievement of defined objectives and are accounted for as a reduction in software cost of revenue.

Gross profit and related gross margin for the three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Software gross profit	$3,609	$3,480
Software gross margin	20%	19%
Service gross profit	$1,193	$1,770
Service gross margin	16%	24%
Total gross profit	$4,802	$5,250
Total gross margin	19%	20%

Software gross profit and gross margin

Software gross profit increased by $129,000, or 4%, to $3.6 million for the three months ended March 31, 2012, from $3.5 million in the year-ago period, while software gross margin increased by one percentage point. These fluctuations were primarily driven by a two percentage point improvement in margins on sales of Microsoft Embedded operating systems. Third-party software gross margin was 16% for the three months ended March 31, 2012, compared to 13% in the year-ago period. This improvement was primarily due to an increase in sales of relatively higher margin Qualcomm products, in particular the Snapdragon S4 Mobile Development Platform, as well as improvements in our Microsoft Windows Embedded and Windows Mobile operating system margins due largely to shifts in customer mix to more profitable segments. Proprietary software gross margin was 78% in the three months ended March 31, 2012, compared to 82% in the year-ago period. This decline was due to lower proprietary software revenue compared to a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit decreased $577,000, or 33%, to $1.2 million for the three months ended March 31, 2012, from $1.8 million in the year-ago period, while service gross margin decreased by eight percentage points to 16% in the three months ended March 31, 2012, compared to 24% in the year-ago period. Although our average cost per hour is lower due to international expansion over the past year, overcapacity has led to an 11% lower utilization rate and a 4% increase to our average cost per billable hour as well. Additionally, our realized rate per hour dropped 5% due to a large North American customer who we are working for without a change in scope in place to our current agreement, and a decline in our rate per hour on the My Ford Touch project now that it is through Microsoft. This increased cost per billable hour, combined with a 5% drop in our realized bill rate per hour, were the major factors in the decline in our gross profit and gross margin from the year-ago period.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses increased $208,000, or 5%, to $4.1 million for the three months ended March 31, 2012, from $3.9 million in the year-ago period. Selling, general and administrative expenses represented 16% of our total revenue for the three months ended March 31, 2012 and 15% in the year-ago period. This increase was due in part to $107,000 of higher stock compensation expense compared to the year-ago period, with the remaining increase due to higher general and administrative expenses associated with our expansion in the UK and Asia.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $26,000, or 3%, to $940,000 for the three months ended March 31, 2012, from $914,000 in the year-ago period. Our research and development teams continue to invest in our proprietary software initiatives including TestQuest 10 in the current period. Research and development expenses represented 4% of our total revenue for the three months ended March 31, 2012 and 3% in the year-ago period.

Other income (expense)

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, changes in the estimated fair value of acquisition related contingent consideration, as well as gains or losses on foreign exchange transactions. Other income decreased $17,000, or 213%, to an expense of $9,000 for the three months ended March 31, 2012, from income of $8,000 in the year-ago period.

Income tax benefit (expense)

Income tax decreased $327,000 to an income tax benefit of $98,000 for the three months ended March 31, 2012, compared to income tax expense of $229,000 in the year-ago period. Our worldwide effective income tax rate is expected to be approximately 34% of pre-tax net income, which includes both state and federal income taxes. The remainder of the tax expense recognized during the three months ended March 31, 2012 relates to withholding taxes incurred on international sales by our U.S. corporation.

Liquidity and Capital Resources

As of March 31, 2012, we had $17.7 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $19.0 million at December 31, 2011. Of these amounts, $7.2 million and $8.5 million was held in cash and cash equivalents at March 31, 2012 and December 31, 2011, respectively, and $875,000 was classified as long-term at both March 31, 2012 and December 31, 2011. Our restricted cash balance of $875,000 at both March 31, 2012 and December 31, 2011 relates to the securitization of a letter of credit for our current corporate headquarters lease obligation, the majority of which will continue to secure that obligation through its expiration in 2014. Our working capital was $18.4 million at March 31, 2012 compared to $18.0 million at December 31, 2011.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2012, driven by a $4.3 million increase in accounts receivable due to a relatively higher level of our sales in the final month of the quarter which we were not due to be paid by the end of the period, offset by a $2.4 million increase in third-party software fees payable also largely a result of the relatively higher level of third-party software sales occurring at the end of the period, and $725,000 in non-cash charges. Net cash used by operating activities was $1.6 million for the three months ended March 31, 2011, driven by a $1.7 million increase in accounts receivable related primarily to Ford, a $611,000 reduction in accounts payable and other accrued liabilities, offset in part by $714,000 in non-cash charges.

Investing activities used cash of $55,000 for the three months ended March 31, 2012, primarily due to the purchase of property and equipment in the amount of $99,000. Investing activities used cash of $897,000 for the three months ended March 31, 2011, primarily due to purchases of marketable securities of $6.4 million, offset by $5.6 million of proceeds from maturities of marketable securities.

Financing activities generated $68,000 during the three months ended March 31, 2012, and $66,000 during the three months ended March 31, 2011, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•

Minimum rents payable under operating leases total $1.2 million for the remainder of 2012, $1.4 million in 2013, $1.0 million in 2014, $271,000 in 2015, $271,000 in 2016, $144,000 in 2017, and $96,000 in 2018.

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $579,000 at March 31, 2012.

•

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in the fourth quarter of 2012 if certain revenue milestones are met in certain countries of Europe. We currently estimate this earn-out payment to be $769,000 as of March 31, 2012 based on our probability weighted revenue forecasts for that region. There is no cap on this contingent obligation, and this amount is accrued as of March 31, 2012.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our disclosure controls during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: May 10, 2012	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: May 10, 2012	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1	000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1	000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2	000-27687

10.18+	Microsoft Master Vendor Agreement between BSQUARE Corporation and Microsoft Corporation dated effective as of June 6, 2008	X

10.18(a)+	Statement of Work effective as of January 16, 2012 to Microsoft Master Vendor Agreement between BSQUARE Corporation and Microsoft Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.