Form 10-Q
period 2012-06-30
BSQUARE CORP /WA
filed 2012-08-09
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of July 31, 2012: 10,964,573

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,515	$8,505
Short-term investments	9,402	9,619
Accounts receivable, net of allowance for doubtful accounts of $366 at June 30, 2012 and $311 at December 31, 2011	15,013	13,403
Deferred tax assets	344	520
Prepaid expenses and other current assets	1,168	1,281

Total current assets	36,442	33,328
Equipment, furniture and leasehold improvements, net	895	1,037
Intangible assets, net	1,214	1,390
Restricted cash	875	875
Deferred tax assets	2,537	2,302
Goodwill	3,738	3,738
Other non-current assets	125	122

Total assets	$45,826	$42,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,683	$8,460
Accounts payable	338	695
Accrued compensation	2,429	2,645
Other accrued expenses and liabilities	2,666	2,330
Deferred revenue	1,790	1,233

Total current liabilities	17,906	15,363
Deferred rent	178	184
Long-term tax liability	211	210
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 10,947,478 shares issued and outstanding at June 30, 2012 and 10,874,050 shares issued and outstanding at December 31, 2011	128,203	127,318
Accumulated other comprehensive loss	(630)	(631)
Accumulated deficit	(100,042)	(99,652)

Total shareholders’ equity	27,531	27,035

Total liabilities and shareholders’ equity	$45,826	$42,792

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Software	$17,794	$17,059	$36,010	$35,808
Service	6,711	6,363	14,043	13,622

Total revenue	24,505	23,422	50,053	49,430

Cost of revenue:
Software	14,757	13,108	29,364	28,377
Service	5,358	5,207	11,497	10,696

Total cost of revenue	20,115	18,315	40,861	39,073

Gross profit	4,390	5,107	9,192	10,357
Operating expenses:
Selling, general and administrative	3,552	4,108	7,691	8,039
Research and development	1,108	985	2,048	1,899

Total operating expenses	4,660	5,093	9,739	9,938

Income (loss) from operations	(270)	14	(547)	419
Other income, net	103	34	94	42

Income (loss) before income taxes	(167)	48	(453)	461
Income tax benefit (expense)	(35)	(27)	63	(256)

Net income (loss)	$(202)	$21	$(390)	$205

Basic income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.02

Diluted income (loss) per share	$(0.02)	$0.00	$(0.04)	$0.02

Shares used in calculation of income (loss) per share:
Basic	10,922	10,563	10,898	10,497

Diluted	10,922	11,529	10,898	11,657

Comprehensive income (loss): Net income (loss)	$(202)	$21	$(390)	$205
Other comprehensive income (expense):
Foreign currency translation, net of tax	(29)	(40)	(11)	(67)
Change in unrealized gains on investments, net of tax	(1)	4	12	3

Total other comprehensive income (expense)	(30)	(36)	1	(64)

Comprehensive income (loss)	$(232)	$(15)	$(389)	$141

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(390)	$205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on investments	—	(19)
Depreciation and amortization	483	402
Stock-based compensation	892	1,107
Deferred income tax expense (benefit)	(58)	145
Changes in operating assets and liabilities:
Accounts receivable, net	(1,608)	741
Prepaid expenses and other assets	111	(385)
Third-party software fees payable	2,223	(2,011)
Accounts payable and accrued expenses	(241)	53
Deferred revenue	556	95
Deferred rent	(6)	(35)

Net cash provided by operating activities	1,962	298
Cash flows from investing activities:
Purchases of equipment and furniture	(164)	(339)
Proceeds from maturities of short-term investments	5,200	9,675
Purchases of short-term investments	(4,965)	(12,064)
Proceeds from sale of auction rate securities	—	25

Net cash provided by (used by) investing activities	71	(2,703)
Cash flows from financing activities—proceeds from exercise of stock options	66	209
Effect of exchange rate changes on cash	(89)	(108)

Net increase (decrease) in cash and cash equivalents	2,010	(2,304)
Cash and cash equivalents, beginning of period	8,505	10,814

Cash and cash equivalents, end of period	$10,515	$8,510

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2012 and our operating results and cash flows for the three and six months ended June 30, 2012 and 2011. The accompanying financial information as of December 31, 2011 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued amended guidance related to the presentation of comprehensive income which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. We adopted the requirements of the new guidance effective January 1, 2012 using a single continuous statement for all periods presented. The adoption did not impact our financial position or results of operations.

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of one to four years, are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash	$2,323	$1,428
Cash equivalents:
Corporate debt	750	501
Money market funds	7,442	6,576

Total cash equivalents	8,192	7,077

Total cash and cash equivalents	10,515	8,505
Short-term investments:
U.S. agency securities	—	1,751
Municipal securities	355	355
Corporate commercial paper	2,299	1,250
Foreign government bonds	501	500
Corporate debt	6,247	5,763

Total short-term investments	9,402	9,619
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$20,792	$18,999

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2012 and December 31, 2011. Our restricted cash balance at June 30, 2012 and December 31, 2011 relates to a letter of credit which will continue to secure our corporate headquarter lease obligation through its expiration in 2014.

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

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our earn-out liability associated with MPC within Level 3 as it is valued using inputs such as management’s estimation of future sales. Some of the inputs to these models are unobservable in the market and are significant.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below (in thousands):

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$7,442	$—	$—	$7,442
Corporate debt	—	750	—	750

Total cash equivalents	7,442	750	—	8,192
Short-term investments:
Municipal securities	—	355	—	355
Corporate commercial paper	—	2,299	—	2,299
Foreign government bonds	—	501	—	501
Corporate debt	—	6,247	—	6,247

Total short-term investments	—	9,402	$—	9,402
Restricted cash—money market fund	875	—	—	875

Total assets	$8,317	$10,152	$—	$18,469

MPC earn-out liability	$—	$—	$696	$696

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$6,576	$—	$—	$6,576
Corporate debt	—	501	—	501

Total cash equivalents	6,576	501	—	7,077
Short-term investments:
U.S. agency securities	—	1,751	—	1,751
Municipal securities	—	355	—	355
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	500	—	500
Corporate debt	—	5,763	—	5,763

Total short-term investments	—	9,619	$—	9,619
Restricted cash—money market fund	875	—	—	875

Total assets	$7,451	$10,120	$—	$17,571

MPC earn-out liability	$—	$—	$766	$766

4. Acquisition

On September 11, 2011, we completed the acquisition of MPC, a United Kingdom based provider of embedded software engineering services.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.0 million, which included an earn-out which is re-measured to estimated fair value each reporting period based on specific revenue earned and forecasted in designated regions of Europe through September 30, 2012. This earn-out had an estimated fair value of $810,000 as of the acquisition date, and $696,000 as of June 30, 2012. If actual applicable revenue exceeds our estimates by 10%, the impact on the earn-out would be and additional $24,000. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price of $5.5 million.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The acquisition of MPC was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Deferred tax liabilities of $233,000 were recognized as part of the transaction. The excess of the acquisition consideration, including the initial estimated fair value of the earn-out, over the fair value of net assets acquired was recorded as goodwill. Our allocation of the acquisition consideration to the assets acquired and liabilities assumed as of the date of the acquisition is as follows (in thousands):

Acquisition consideration	$7,038
Net assets acquired:
Cash and cash equivalents	1,481
Other current assets	1,124
Property, equipment, and furniture	103
Intangible assets—customer relationships	973
Intangible assets—non-compete agreements	206
Intangible assets—trade names and trademarks	96
Current liabilities	(473)
Long-term tax liabilities	(210)

Net assets acquired	3,300

Goodwill	$3,738

Of the intangible assets acquired, customer relationships had a weighted-average useful life of 10 years, non-compete agreements had a weighted-average useful life of two years, and trade names and trademarks had a weighted-average useful life of one year. We assess the fair value of the earn-out associated with the acquisition each period using Level 3 inputs represented by management’s estimation of future applicable engineering service revenue attributable to MPC through September 30, 2012. Changes to the estimated fair value of the earn-out are recognized as other income (expense), net in the period in which the changes occur.

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

The unaudited pro forma results of operations data are derived from the consolidated financial statements of MPC and include pro forma adjustments relating to the MPC acquisition that are of a recurring nature representing pro forma amortization of intangible assets. The pro forma results were adjusted to assume all of the acquisition expenses directly related to MPC were incurred on January 1, 2011, and do not give effect to any cost savings, revenue synergies, integration or restructuring costs which may result from the MPC operations (in thousands, except per share amounts):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Net sales	$24,441	$51,988
Gross profit	$5,383	$11,412
Loss from operations	$(293)	$(254)
Loss before income taxes	$(262)	$(344)
Net loss	$(289)	$(586)
Basic loss per share	$(0.03)	$(0.06)
Diluted loss per share	$(0.03)	$(0.05)

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill during the six months ended June 30, 2012.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of June 30, 2012 and December 31, 2011 is as follows (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$151	$29
Customer relationships	1,275	209	1,066
Non-compete agreements	196	77	119

Total	$1,651	$437	$1,214

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$92	$88
Customer relationships	1,275	142	1,133
Non-compete agreements	196	27	169

Total	$1,651	$261	$1,390

Amortization expense was $88,000 and $176,000 for the three and six months ended June 30, 2012, respectively, and $83,000 and $167,000 for the three and six months ended June 30, 2011, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2012	$145
2013	206
2014	135
2015	135
2016	130
Thereafter	463

Total	$1,214

6. Shareholders’ Equity

Stock Options

We have a Fourth Amended and Restated Stock Plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively, the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Inducement Plan was established in connection with the MPC acquisition. Initially, 250,000 shares were allocated for award under the Inducement Plan. The number of shares available for award under the Inducement Plan may be modified by our Board of Directors, subject to SEC and NASDAQ limitations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	73%	74%	73%	74%
Risk-free interest rate	0.6%	1.3%	0.6%	1.5%

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue — service	$100	$157	$207	$376
Selling, general and administrative	278	415	622	654
Research and development	30	35	63	77

Total stock-based compensation expense	$408	$607	$892	$1,107

Per diluted share	$0.04	$0.05	$0.08	$0.09

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six months ended June 30, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2012	1,939,475	$4.49
Granted at fair value	164,875	3.44
Exercised	(29,476)	2.49
Forfeited	(67,165)	3.73
Expired	(50,501)	9.84

Balance at June 30, 2012	1,957,208	$4.32	3.72	$395,000

Vested and expected to vest at June 30, 2012	1,872,527	$4.27	3.63	$391,000

Exercisable at June 30, 2012	1,373,749	$3.83	3.02	$353,000

At June 30, 2012, total compensation cost related to stock options granted to employees but not yet recognized was $788,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately two years.

The following table summarizes certain information about stock options for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average grant-date fair value of option grants for the period	$1.88	$3.99	$2.23	4.61

Options in-the-money at period end	616,000	1,365,882	616,000	1,365,882

Aggregate intrinsic value of options exercised	$1,000	$209,000	$33,000	$751,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes RSA activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2011	27,000	$6.49
Granted	—	—
Vested	(18,000)	7.33
Forfeited	—	—

Unvested at June 30, 2012	9,000	$4.82

Expected to vest after June 30, 2012	8,100	$4.82

At June 30, 2012, total compensation cost related to RSAs granted but not yet recognized was $4,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.1 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	241,248	$6.20
Granted	167,592	3.52
Vested	(47,844)	5.15
Forfeited	(17,584)	6.28

Unvested at June 30, 2012	343,412	$5.03

Expected to vest after June 30, 2012	306,730	$4.94

At June 30, 2012, total compensation cost related to RSUs granted but not yet recognized was $1.2 million, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2.1 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at June 30, 2012:

June 30, 2012
Stock options outstanding	1,957,208
Restricted stock units outstanding	343,412
Stock options available for future grant	794,869

Common stock reserved for future issuance	3,095,489

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Longmont, Colorado; Chanhassen, Minnesota; Dallas, Texas; Taipei, Taiwan; Beijing, China; Seoul, Korea; Nishi-Shinjuku, Japan; Munich, Germany; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

If we default under the terms of our corporate headquarters lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $519,000 at June 30, 2012.

Rent expense was $423,000 and $903,000 for the three and six months ended June 30, 2012, respectively. Rent expense was $385,000 and $767,000 for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2012	$794
2013	1,366
2014	1,038
2015	268
2016	268
Thereafter	235

Total commitments	$3,969

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenue:
North America	$17,804	$18,347	$35,764	$37,703
Asia	5,456	4,368	11,218	10,050
Europe	1,244	677	3,044	1,634
Other foreign	1	30	27	43

Total revenue	$24,505	$23,422	$50,053	$49,430

	June 30, 2012	December 31, 2011
Long-lived assets:
North America	$4,363	$4,334
Asia	144	111
Europe	4,877	5,019

Total long-lived assets	$9,384	$9,464

9. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2012. Ford Motor Company (“Ford”) accounted for $2.4 million, or 10% of total revenue, for the three months ended June 30, 2011 and $4.7 million, or 10% of total revenue, for the six months ended June 30, 2011.

Microsoft Corporation (“Microsoft”) had an accounts receivable balance of $1.9 million, or 12% of total accounts receivable, as of June 30, 2012, all of which was subsequently collected. Ford had an accounts receivable of $1.6 million, or 12% of total accounts receivable, as of December 31, 2011, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable as of June 30, 2012 or December 31, 2011.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on December 31, 2012 or June 30, 2013, depending on the territory. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Korea, Europe, the Middle East, and Africa, which will expire on August 31, 2012 or December 31, 2012, depending on the territory.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program we earned $184,000 and $413,000 during the three and six months ended June 30, 2012, respectively, and $161,000 and $343,000 during the three and six months ended June 30, 2011, respectively. These rebates are accounted for as a reduction in software cost of revenue.

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

We have been providing software solutions to the smart device marketplace since our inception. Our customers include original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue:
Software	73%	73%	72%	72%
Service	27	27	28	28

Total revenue	100	100	100	100

Cost of revenue:
Software	60	56	59	57
Service	22	22	23	22

Total cost of revenue	82	78	82	79

Gross profit	18	22	18	21
Operating expenses:
Selling, general and administrative	15	18	15	16
Research and development	4	4	4	4

Total operating expenses	19	22	19	20

Income (loss) from operations	(1)	0	(1)	1
Other income, net	0	0	0	0

Income (loss) before income taxes	(1)	0	(1)	1
Income tax benefit (expense)	0	0	0	1

Net income (loss)	(1)%	0%	(1)%	0%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue increased $1.1 million, or 5%, to $24.5 million for the three months ended June 30, 2012, from $23.4 million in the year-ago period. Total revenue increased $623,000, or 1%, to $50.1 million for the six months ended June 30, 2012, from $49.4 million in the year-ago period. These increases were driven by higher sales of Microsoft Windows Embedded operating systems.

A year ago, our operations outside of North America consisted principally of operations in Taiwan, as well as relatively minor sales and/or support presences in China, India, Japan, Korea, and the United Kingdom. During 2011, we expanded our sales teams across Asia and our development presence in China and, in September, acquired the operations of MPC Data Limited (“MPC”) in the United Kingdom. The MPC acquisition positively impacted revenue by $1.1 million for the three months ended June 30, 2012 and drove total revenue in Europe to increase $567,000 and $1.4 million for the three and six months ended June 30, 2012, respectively, compared to the year-ago periods. Additionally, sales to Asia increased $1.1 million and $1.2 million during the three and six months ended June 30, 2012, respectively, compared to the year-ago periods, primarily due to increased engineering services revenue from new customers in Japan. Revenue from our customers outside of North America represented 27% and 29% of our total revenue during the three and six months ended June 30, 2012, respectively, compared to 22% and 24% in the year-ago periods, respectively.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and six months ended June 30, 2012 and 2011 was as follows (dollars in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$17,006	$15,336	$34,085	$32,666
Proprietary software	788	1,723	1,925	3,142

Total software revenue	$17,794	$17,059	$36,010	$35,808

Software revenue as a percentage of total revenue	73%	73%	72%	72%

Third-party software revenue as a percentage of total software revenue	96%	90%	95%	91%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue increased $1.7 million, or 11%, for the three months ended June 30, 2012, from the year-ago period. The increase was due primarily to higher sales of Microsoft Windows Embedded operating systems across all customer segments, offset in part by a decline in Microsoft Windows Mobile operating system sales, particularly in the APAC region, and a decline in Adobe Flash sales.

Third-party software revenue increased $1.4 million, or 4%, for the six months ended June 30, 2012, compared to the year-ago period, driven by the same factors that accounted for the three-month increase.

Proprietary software revenue decreased $935,000, or 54%, to $788,000 for the three months ended June 30, 2012, from $1.7 million in the year-ago period. This decrease was driven by a significant sale of our Texas Instruments OMAP software during the three months ended June 30, 2011, which did not reoccur in the current period. Additionally, $263,000 in Snapdragon devkit sales were classified as proprietary software revenue in the year-ago period, which are now classified as third-party software revenue.

Proprietary software revenue decreased $1.2 million, or 39%, for the six months ended June 30, 2012, compared to the year-ago period, driven by the same factors that accounted for the three-month decrease.

Service revenue

Service revenue for the three months ended June 30, 2012 and 2011 was as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Service revenue	$6,711	$6,363	$14,043	$13,622

Service revenue as a percentage of total revenue	27%	27%	28%	28%

Service revenue increased $348,000, or 5%, for the three months ended June 30, 2012, from the year-ago period. This increase was the result of $1.1 million in service revenue from MPC as a result of our acquisition in September 2011 coupled with growth in APAC driven by a new major customer in Japan which contributed $624,000 in revenue for the three months ended June 30, 2012. This increase was offset in part by a $1.2 million decline in North America service revenue led by a $690,000 decline in revenue associated with the MyFord Touch project. Our billed hours increased 1% and our realized rate per hour increased 6% for the three months ended June 30, 2012, compared to the year-ago period.

Service revenue increased $421,000, or 3%, for the six months ended June 30, 2012 compared to the year-ago period. This increase was primarily the result of $2.4 million in service revenue from MPC and a new major customer in Japan which contributed $1.5 million to revenue for the six months ended June 30, 2012, offset by a $2.9 million decline in North America service revenue which was led by a $1.2 million decline in MyFord Touch revenue. Our billed hours increased 4% and our realized rate per hour remained flat for the six months ended June 30, 2012, compared to the year-ago period.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of this year, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008, however we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Service revenue from the MyFord Touch program declined $690,000 to $1.7 million, or 26% of total service revenue, for the three months ended June 30, 2012, compared to $2.4 million, or 38% of total service revenue, in the year-ago period. Service revenue from the MyFord Touch program declined $1.2 million to $3.5 million, or 25% of total service revenue, for the six months ended June 30, 2012, compared to $4.7 million, or 35% of total service revenue, in the year-ago period. The number of engineers working on the MyFord Touch project has declined in the current year under the new agreement with Microsoft.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $184,000 and $413,000 for the three and six months ended June 30, 2012, respectively, compared to $161,000 and $343,000 for the three and six months ended June 30, 2011, respectively.

Gross profit and related gross margin for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Software gross profit	$3,037	$3,951	$6,646	$7,431
Software gross margin	17%	23%	18%	21%
Service gross profit	$1,353	$1,156	$2,546	$2,926
Service gross margin	20%	18%	18%	21%
Total gross profit	$4,390	$5,107	$9,192	$10,357
Total gross margin	18%	22%	18%	21%

Software gross profit and gross margin

Software gross profit decreased by $914,000, or 23%, for the three months ended June 30, 2012, from the year-ago period, while software gross margin declined by six percentage points. These declines were primarily driven by the $935,000 reduction in proprietary software revenue, compared to a relatively fixed cost of sales base. Third-party software gross margin was 15% for the three months ended June 30, 2012, compared to 17% in the year-ago period. This decline was primarily due to higher sales of non-Microsoft third-party products in the year-ago period which carry a higher margin. Proprietary software gross margin was 61% in the three months ended June 30, 2012, compared to 80% in the year-ago period. This decline was due to lower proprietary software revenue compared to a relatively fixed cost base.

Software gross profit decreased by $785,000, or 11%, for the six months ended June 30, 2012, from the year-ago period, while software gross margin declined by three percentage points. The decreases in software gross profit and gross margin were driven by the same factors that accounted for the three-month decline. Third-party software margin was 15% for the six months ended June 30, 2012 and June 30, 2011. Proprietary software margin was 71% for the six months ended June 30, 2012, compared to 81% in the year-ago period. This decline was due to the same factors that accounted for the three-month decline in software gross profit and gross margin.

Service gross profit and gross margin

Service gross profit increased $197,000, or 17%, to $1.4 million for the three months ended June 30, 2012, from $1.2 million in the year-ago period, while service gross margin increased by two percentage points to 20% in the three months ended June 30, 2012, compared to 18% in the year-ago period. The improvements in service gross profit and gross margin were due primarily to a 6% improvement in our realized rate per hour, as well as project overruns in the year-ago period, which did not reoccur in the current year.

These increases were offset in part by higher costs per billable hour in the current year, as we have seen our utilization rate drop six percentage points for the three months ended June 30, 2012, compared to the year-ago period.

Service gross profit decreased $380,000, or 13%, to $2.5 million for the six months ended June 30, 2012, from $2.9 million in the year-ago period. Service gross margin was 18% for the six months ended June 30, 2012, a three percentage point decrease from 21% in the year-ago period. These declines were primarily the result of a three percentage point decline in our utilization rate for the six months ended June 30, 2012, compared to the year-ago period.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $556,000, or 14%, to $3.6 million for the three months ended June 30, 2012, from $4.1 million in the year-ago period. This decrease was due primarily to a reduction in selling expense of $673,000 due to net reductions in our sales teams both domestically and internationally, coupled with a $137,000 decline in stock compensation expense across all selling, general, and administrative departments. These declines were offset partially by an increase in general and administrative expense associated with our international expansion. Selling, general and administrative expenses represented 15% of our total revenue for the three months ended June 30, 2012 and 18% in the year-ago period.

Selling, general and administrative expenses decreased $348,000, or 4%, to $7.7 million for the six months ended June 30, 2012, from $8.0 million in the year-ago period. This decrease was driven by the same factors that accounted for the three-month decrease. Selling, general and administrative expenses represented 15% of our total revenue for the six months ended June 30, 2012 and 16% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $123,000, or 12%, to $1.1 million for the three months ended June 30, 2012, from $985,000 in the year-ago period. The increase was driven by development efforts associated with a new initiative with Texas Instruments which is expected to be completed in the third quarter of 2012. Research and development expenses represented 4% of our total revenue for the three months ended June 30, 2012 and 4% in the year-ago period.

Research and development expenses increased $149,000, or 8%, to $2.0 million for the six months ended June 30, 2012, from $1.9 million in the year-ago period. This increase was driven by the same factor that accounted for the three-month increase. Research and development expenses represented 4% of our total revenue for the six months ended June 30, 2012 and 4% for the year-ago period.

Other income, net

Other income consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, changes in the estimated fair value of acquisition-related contingent consideration, as well as gains or losses on foreign exchange transactions. Other income increased $69,000, or 203%, to $103,000 for the three months ended June 30, 2012, from $34,000 in the year-ago period. This increase was primarily the result of a reduction in our estimated earn-out payment associated with our purchase of MPC in the prior year, which resulted in $73,000 of other income.

Other income increased $52,000, or 124%, to $94,000 for the six months ended June 30, 2012, from $42,000 in the year-ago period. This increase was due primarily to the $73,000 of other income realized during the second quarter for the reduction in the estimated earn-out associated with our purchase of MPC.

Income tax benefit (expense)

Income tax expense increased $8,000 to $35,000 for the three months ended June 30, 2012, compared to $27,000 in the year-ago period primarily related to taxable income generated in the United Kingdom by MPC. Income tax expense decreased $319,000 to a benefit of $63,000 for the six months ended June 30, 2012, compared to expense of $256,000 in the year-ago period primarily related to U.S. federal and state income taxes incurred as a result of our taxable income during the six months ended June 30, 2011. This is compared to a tax benefit incurred during the six months ended June 30, 2012 for the net loss recognized in the U.S. during the period.

Liquidity and Capital Resources

As of June 30, 2012, we had $20.8 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $19.0 million at December 31, 2011. Of these amounts, $10.5 million and $8.5 million were classified as cash and cash equivalents at June 30, 2012 and December 31, 2011, respectively, and $875,000 was classified as long-term at both June 30, 2012 and December 31, 2011.

Net cash generated by operating activities was $2.0 million for the six months ended June 30, 2012, driven by a $2.2 million increase in our third-party software fees payable to Microsoft as a result of increased sales of Windows Embedded operating systems during the period. Additionally, non-cash charges increased our net cash generated by operating activities by $1.4 million for the period, which were offset in part by a $1.6 million increase in our accounts receivable. Net cash provided by operating activities was $298,000 for the six months ended June 30, 2011, driven by our net income during the period and $1.5 million of non-cash charges offset by a $2.0 million decrease in our third-party software fees payable.

Investing activities provided cash of $71,000 for the six months ended June 30, 2012, primarily due to net maturities of short-term investments of $235,000 offset by $164,000 in equipment purchases. Investing activities used cash of $2.7 million for the six months ended June 30, 2011, primarily due to net purchases of short-term investments for $2.4 million coupled with $339,000 in equipment purchases.

Financing activities generated $66,000 during the six months ended June 30, 2012, and $209,000 during the six months ended June 30, 2011, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $794,000 for the remainder of 2012, $1.4 million in 2013, $1.0 million in 2014, $268,000 in 2015, $268,000 in 2016 and $235,000 thereafter;

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $519,000 at June 30, 2012; and

•

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in the fourth quarter of 2012 if certain revenue milestones are met in certain countries of Europe. We currently estimate this earn-out payment to be $696,000 as of June 30, 2012 based on our probability weighted revenue forecasts. There is no cap on this contingent obligation and this amount is accrued as of June 30, 2012. See Note 4, “Acquisition” of the Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion of this amount.

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

There were no changes to our disclosure controls during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BSQUARE CORPORATION

(Registrant)

Date: August 9, 2012	By:	/s/ BRIAN T. CROWLEY

Brian T. Crowley President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ SCOTT C. MAHAN

Scott C. Mahan Vice President, Finance and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here	Incorporated by Reference
		with	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.12+***	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective as of July 1, 2012	X

10.18(b)+	Statement of Work effective as of July 1, 2012 under the Microsoft Master Vendor Agreement between the Company and Microsoft Corporation dated effective as of June 8, 2008	X

10.19*	Fourth Amended and Restated Stock Plan	X

10.19(a)*	Form of Stock Option Agreement	X

10.19(b)*	Form of Restricted Stock Grant Agreement	X

10.19(c)*	Form of Restricted Stock Unit Agreement	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

+	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
*	Indicates a management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
***	Replaces previously filed exhibit