Form 10-Q
period 2012-09-30
BSQUARE CORP /WA
filed 2012-11-14
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of October 31, 2012: 11,056,577

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,897	$8,505
Short-term investments	11,782	9,619
Accounts receivable, net of allowance for doubtful accounts of $234 at September 30, 2012 and $311 at December 31, 2011	16,586	13,403
Deferred tax assets	797	520
Prepaid expenses and other current assets	910	1,281

Total current assets	36,972	33,328
Equipment, furniture and leasehold improvements, net	879	1,037
Intangible assets, net	1,129	1,390
Restricted cash	875	875
Deferred tax assets	1,611	2,302
Goodwill	3,738	3,738
Other non-current assets	128	122

Total assets	$45,332	$42,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,763	$8,460
Accounts payable	202	695
Accrued compensation	1,956	2,645
Other accrued expenses and liabilities	2,490	2,330
Deferred revenue	1,568	1,233

Total current liabilities	16,979	15,363
Deferred rent	171	184
Long-term tax liability	211	210
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,022,992 shares issued and outstanding at September 30, 2012 and 10,874,050 shares issued and outstanding at December 31, 2011	128,123	127,318
Accumulated other comprehensive loss	(720)	(631)
Accumulated deficit	(99,432)	(99,652)

Total shareholders’ equity	27,971	27,035

Total liabilities and shareholders’ equity	$45,332	$42,792

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Software	$19,635	$17,021	$55,645	$52,829
Service	5,850	7,008	19,893	20,630

Total revenue	25,485	24,029	75,538	73,459

Cost of revenue:
Software	15,730	13,856	45,094	42,233
Service	4,913	5,369	16,410	16,065

Total cost of revenue	20,643	19,225	61,504	58,298

Gross profit	4,842	4,804	14,034	15,161
Operating expenses:
Selling, general and administrative	2,866	4,332	10,557	12,371
Research and development	861	950	2,909	2,849

Total operating expenses	3,727	5,282	13,466	15,220

Income (loss) from operations	1,115	(478)	568	(59)
Other income, net	28	43	122	85

Income (loss) before income taxes	1,143	(435)	690	26
Income tax benefit (expense)	(533)	269	(470)	13

Net income (loss)	$610	$(166)	$220	$39

Basic income (loss) per share	$0.06	$(0.02)	$0.02	$0.00

Diluted income (loss) per share	$0.05	$(0.02)	$0.02	$0.00

Shares used in calculation of income (loss) per share:
Basic	10,943	10,610	10,935	10,578

Diluted	11,474	10,610	11,450	11,780

Comprehensive income (loss): Net income (loss)	$610	$(166)	$220	$39
Other comprehensive income (expense):
Foreign currency translation, net of tax	(65)	(40)	(75)	(106)
Change in unrealized gains on investments, net of tax	6	(8)	18	(5)

Total other comprehensive income (expense)	(59)	(48)	(57)	(111)

Comprehensive income (loss)	$551	$(214)	$163	$(72)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$220	$39
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gain on investments		(19)
Depreciation and amortization	758	599
Stock-based compensation	685	1,685
Deferred income tax expense	415
Changes in operating assets and liabilities:
Accounts receivable, net	(3,176)	(1,264)
Prepaid expenses and other assets	367	(612)
Third-party software fees payable	2,303	(1,031)
Accounts payable and accrued expenses	(1,076)	(585)
Deferred revenue	331	(437)
Deferred rent	(13)	(53)

Net cash provided by (used in) operating activities	814	(1,678)
Cash flows from investing activities:
Purchases of equipment and furniture	(336)	(528)
Acquisition of business, less acquired cash		(3,362)
Proceeds from maturities of short-term investments	8,400	17,944
Purchases of short-term investments	(10,535)	(14,274)
Proceeds from sale of auction rate securities		25

Net cash used in investing activities	(2,471)	(195)
Cash flows from financing activities—proceeds from exercise of stock options	193	281
Effect of exchange rate changes on cash	(144)	(169)

Net decrease in cash and cash equivalents	(1,608)	(1,761)
Cash and cash equivalents, beginning of period	8,505	10,814

Cash and cash equivalents, end of period	$6,897	$9,053

Supplemental disclosures of cash flow information:
Contingent consideration for acquisition of business	$—	$810

Accrued payment for acquisition of business	$—	$1,425

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2012 and our operating results and cash flows for the three and nine months ended September 30, 2012 and 2011. The accompanying financial information as of December 31, 2011 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption is not expected to impact our financial position or results of operations.

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

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at September 30, 2012 and December 31, 2011(in thousands):

	September 30, 2012	December 31, 2011
Cash	$2,022	$1,428
Cash equivalents:
Corporate debt	450	501
Money market funds	4,425	6,576

Total cash equivalents	4,875	7,077

Total cash and cash equivalents	6,897	8,505
Short-term investments:
U.S. agency securities		1,751
Municipal securities	355	355
Corporate commercial paper	5,373	1,250
Foreign government bonds		500
Corporate debt	6,054	5,763

Total short-term investments	11,782	9,619
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$19,554	$18,999

Gross unrealized gains and losses on our short-term investments were not material as of September 30, 2012 and December 31, 2011. Our restricted cash balance at September 30, 2012 and December 31, 2011 relates to a letter of credit which will continue to secure our corporate headquarter lease obligation to its expiration in 2014.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below (in thousands):

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$4,425	$—	$—	$4,425
Corporate debt	—	450	—	450

Total cash equivalents	4,425	450	—	4,875
Short-term investments:
Municipal securities	—	355	—	355
Corporate commercial paper	—	5,373	—	5,373
Corporate debt	—	6,054	—	6,054

Total short-term investments	—	11,782	—	11,782
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$5,300	$12,232	$—	$17,532

MPC earn-out liability	$—	$—	$632	$632

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$6,576	$—	$—	$6,576
Corporate debt	—	501	—	501

Total cash equivalents	6,576	501	—	7,077
Short-term investments:
U.S. agency securities	—	1,751	—	1,751
Municipal securities	—	355	—	355
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	500	—	500
Corporate debt	—	5,763	—	5,763

Total short-term investments	—	9,619	$—	9,619
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$7,451	$10,120	$—	$17,571

MPC earn-out liability	$—	$—	$766	$766

4. Acquisition

On September 11, 2011, we completed the acquisition of MPC, a United Kingdom based provider of embedded software engineering services.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.1 million, which included an earn-out. The earn-out is re-measured to estimated fair value each reporting period based on specific revenue earned and forecasted in designated regions of Europe through September 30, 2012. This earn-out had an estimated fair value of $810,000 as of the acquisition date and $632,000 as of September 30, 2012, which will be paid in the fourth quarter of 2012. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price of $5.5 million.

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

Of the intangible assets acquired, customer relationships had a weighted-average useful life of 10 years, non-compete agreements had a weighted-average useful life of two years, and trade names and trademarks had a weighted-average useful life of one year. We assessed the fair value of the earn-out associated with the acquisition each period using Level 3 inputs represented by management’s estimation of future applicable engineering service revenue attributable to MPC through September 30, 2012. Changes to the estimated fair value of the earn-out have been recognized as other income (expense), net in the period in which the changes occur.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net sales	$25,266	$77,254
Gross profit	5,415	16,828
Income (loss) from operations	21	(81)
Income (loss) before income taxes	161	(10)
Net income (loss)	450	16
Basic income per share	0.04	0.00
Diluted income per share	$0.04	$0.00

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill during the nine months ended September 30, 2012.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of September 30, 2012 and December 31, 2011 is as follows (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$178	$2
Customer relationships	1,275	243	1,032
Non-compete agreements	196	101	95

Total	$1,651	$522	$1,129

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names and trademarks	$180	$92	$88
Customer relationships	1,275	141	1,134
Non-compete agreements	196	28	168

Total	$1,651	$261	$1,390

Amortization expense was $85,000 and $261,000 for the three and nine months ended September 30, 2012, respectively, and $92,000 and $259,000 for the three and nine months ended September 30, 2011, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2012	$60
2013	206
2014	135
2015	135
2016	130
Thereafter	463

Total	$1,129

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	73%	73%	73%	74%
Risk-free interest rate	0.5%	0.8%	0.6%	1.2%

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue — service	$34	$184	$242	$560
Selling, general and administrative	(267)	346	355	1,000
Research and development	26	48	89	125

Total stock-based compensation expense	$(207)	$578	$686	$1,685

Per diluted share	$(0.02)	$0.05	$0.06	$0.14

Stock Option Activity

The following table summarizes stock option activity under the Plans for the nine months ended September 30, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2012	1,939,475	$4.49
Granted at fair value	164,875	3.44
Exercised	(82,424)	2.43
Forfeited	(309,932)	6.85
Expired	(85,627)	7.06

Balance at September 30, 2012	1,626,367	$3.90	4.12	$485,000

Vested and expected to vest at September 30, 2012	1,581,671	$3.90	3.99	$482,000

Exercisable at September 30, 2012	1,319,717	$3.90	3.06	$448,000

At September 30, 2012, total compensation cost related to stock options granted to employees but not yet recognized was $341,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately two years.

The following table summarizes certain information about stock options for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average grant-date fair value of option grants for the period	$—	$3.67	$2.23	$4.52

Options in-the-money at period end	616,350	1,040,047	616,350	1,040,047

Aggregate intrinsic value of options exercised	$34,000	$119,000	$67,000	$871,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Award Activity

The following table summarizes RSA activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested at December 31, 2011	27,000	$6.49
Granted	—	—
Vested	(27,000)	6.49
Forfeited	—	—

Unvested at September 30, 2012	0	$0.00

Expected to vest after September 30, 2012	0	$0.00

At September 30, 2012, total compensation cost related to RSAs granted but not yet recognized was $0, net of estimated forfeitures.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	241,248	$6.20
Granted	177,592	3.49
Vested	(95,103)	4.97
Forfeited	(26,019)	6.28

Unvested at September 30, 2012	297,718	$4.97

Expected to vest after September 30, 2012	268,879	$4.88

At September 30, 2012, total compensation cost related to RSUs granted but not yet recognized was $980,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2.1 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at September 30, 2012:

September 30, 2012
Stock options outstanding	1,626,367
Restricted stock units outstanding	297,718
Stock options available for future grant	1,071,447

Common stock reserved for future issuance	2,995,532

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

If we default under the terms of our corporate headquarters lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $459,000 at September 30, 2012.

Rent expense was $455,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively. Rent expense was $401,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2012	$422
2013	1,384
2014	1,046
2015	273
2016	273
Thereafter	243

Total commitments	$3,641

Volume Pricing Agreements

In conjunction with our activities under the OEM Distribution Agreements (“ODAs”) with Microsoft, as further described in Note 9, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods

8. Information about Geographic Areas

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue:
North America	$16,382	$19,197	$52,145	$56,900
Asia	7,733	3,449	18,951	13,499
Europe	1,365	1,348	4,409	2,981
Other foreign	5	35	33	79

Total revenue	$25,485	$24,029	$75,538	$73,459

	September 30, 2012	December 31, 2011
Long-lived assets:
North America	$3,340	$4,334
Asia	230	111
Europe	4,791	5,019

Total long-lived assets	$8,361	$9,464

9. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2012. Ford Motor Company (“Ford”) accounted for $2.5 million, or 11% of total revenue, for the three months ended September 30, 2011 and $7.2 million, or 10% of total revenue, for the nine months ended September 30, 2011.

No customer accounted for 10% or more of total accounts receivable as of September 30, 2012 or December 31, 2011.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”) which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2013. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa which will expire on December 31, 2012 or January 31, 2013, depending on the territory.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program we earned $196,000 and $609,000 during the three and nine months ended September 30, 2012, respectively, and $212,000 and $555,000 during the three and nine months ended September 30, 2011, respectively. These rebates are accounted for as a reduction in software cost of revenue.

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

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue:
Software	77%	71%	74%	72%
Service	23	29	26	28

Total revenue	100	100	100	100

Cost of revenue:
Software	62	58	59	57
Service	19	22	22	22

Total cost of revenue	81	80	81	79

Gross profit	19	20	19	21
Operating expenses:
Selling, general and administrative	11	18	14	17
Research and development	4	4	4	4

Total operating expenses	15	22	18	21

Income (loss) from operations	4	(2)	0	0
Other income, net	0	0	0	0

Income (loss) before income taxes	4	(2)	0	0
Income tax benefit (expense)	(2)	1	0	0

Net income (loss)	2%	(1)%	0%	0%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue increased $1.5 million, or 6%, to $25.5 million for the three months ended September 30, 2012, from $24.0 million in the year-ago period. Total revenue increased $2.1 million, or 3%, to $75.5 million for the nine months ended September 30, 2012, from $73.5 million in the year-ago period. These increases were driven by higher sales of Microsoft Windows Embedded operating systems.

In September 2011, we acquired the operations of MPC Data Limited (“MPC”) in the United Kingdom. The MPC acquisition positively impacted service revenue as seen by the $733,000 and $2.9 million increases to European service revenue for the three and nine months ended September 30, 2012, respectively, compared to the respective year-ago periods. Additionally, sales to Asia increased $4.3 million and $5.5 million during the three and nine months ended September 30, 2012, respectively, compared to the respective year-ago periods, primarily due to increased engineering services revenue from new customers in Japan.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and nine months ended September 30, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$18,339	$15,593	$52,424	$48,259
Proprietary software	1,296	1,428	3,221	4,570

Total software revenue	$19,635	$17,021	$55,645	$52,829

Software revenue as a percentage of total revenue	77%	71%	74%	72%

Third-party software revenue as a percentage of total software revenue	93%	92%	94%	91%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue increased $2.7 million, or 18%, for the three months ended September 30, 2012, from the year-ago period. The increase was due primarily to a $1.5 million increase in sales of Windows Mobile operating systems which, in turn, was primarily driven by a large sale to a customer in Korea. Microsoft Windows Embedded operating system sales also increased $621,000 for the three months ended September 30, 2012, compared to the year-ago period, which was spread across all customer segments.

Third-party software revenue increased $4.2 million, or 9%, for the nine months ended September 30, 2012, compared to the year-ago period, driven primarily by increased sales of Microsoft Windows General Embedded operating systems across all customer segments, as well as a $1.2 million increase in Qualcomm Snapdragon devkit sales which were classified as proprietary software revenue in the year-ago period, and which are now classified as third-party software revenue.

Proprietary software revenue decreased $132,000, or 9%, to $1.3 million for the three months ended September 30, 2012, from $1.4 million in the year-ago period. This decrease was driven by the reclassification of Snapdragon devkit sales which were classified as proprietary software revenue in the year-ago period, and which are now classified as third-party software revenue as described above. Of this amount, $525,000 in Snapdragon devkit sales were classified as proprietary software revenue in the year-ago period compared to $455,000 which are classified as third-party software revenue in the current quarter. This decrease was offset by $462,000 in sales of our new HTML5 Rendering Engine software in this current quarter.

Proprietary software revenue decreased $1.3 million, or 30%, to $3.2 million for the nine months ended September 30, 2012, from $4.6 million in the year-ago period, driven by the same factors that accounted for the three-month decrease as well as a decline in our Open Multimedia Applications Platform (“OMAP”) revenue.

Service revenue

Service revenue for the three months ended September 30, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Service revenue	$5,850	$7,008	$19,893	$20,630

Service revenue as a percentage of total revenue	23%	29%	26%	28%

Service revenue decreased $1.2 million, or 17%, for the three months ended September 30, 2012, from the year-ago period. This decrease was primarily due to a $1.9 million decline in North American service revenue driven by an $874,000 decrease associated with the MyFord Touch program and the loss of a major customer that contributed in the year-ago quarter. The North American decline was offset in part by the full quarter effect of the MPC acquisition which occurred in September 2011 whereby we saw a $733,000 increase in European service revenue.

Service revenue decreased $737,000, or 4%, for the nine months ended September 30, 2012 compared to the year-ago period. This decrease was primarily due to a $4.8 million decline in North American service revenue driven by a $2.1 million decrease associated with the MyFord Touch as well as two other significant customers. This decline was offset in part by a $2.9 million increase in European service revenue resulting from the MPC acquisition and a $1.7 million increase in service revenue in Japan driven by a significant new customer in Japan.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of this year, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Service revenue from the MyFord Touch program declined $874,000 to $1.7 million, or 28% of total service revenue, for the three months ended September 30, 2012, compared to $2.5 million, or 36% of total service revenue, in the year-ago period. Service revenue from the MyFord Touch program declined $2.1 million to $5.1 million, or 26% of total service revenue, for the nine months ended September 30, 2012, compared to $7.2 million, or 35% of total service revenue, in the year-ago period. The declines are primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $196,000 and $609,000 for the three and nine months ended September 30, 2012, respectively, compared to $212,000 and $555,000 for the three and nine months ended September 30, 2011, respectively.

Gross profit and related gross margin for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Software gross profit	$3,905	$3,165	$10,551	$10,596
Software gross margin	20%	19%	19%	20%
Service gross profit	$937	$1,639	$3,483	$4,565
Service gross margin	16%	23%	18%	22%
Total gross profit	$4,842	$4,804	$14,034	$15,161
Total gross margin	19%	20%	19%	21%

Software gross profit and gross margin

Software gross profit increased by $740,000, or 23%, for the three months ended September 30, 2012, from the year-ago period, while software gross margin improved by one percentage point. The improvement to gross profit was primarily the result of higher third-party software sales while the gross margin improvement was largely the result of a one percentage point increase in third-party software gross margin. Third-party software gross margin was 16% for the three months ended September 30, 2012, compared to 15% in the year-ago period. Proprietary software gross margin was 80% for the three months ended September 30, 2012, compared to 62% in the year-ago period, with the increase driven by higher revenue.

Software gross profit was $10.6 million for both the nine months ended September 30, 2012 and the year-ago period while software gross margin declined by one percentage point. The decrease in software gross margin was due to a $1.3 million decline in higher margin proprietary software revenue.

Service gross profit and gross margin

Service gross profit decreased $702,000, or 43%, to $937,000 for the three months ended September 30, 2012, from $1.6 million in the year-ago period. Service gross margin decreased by seven percentage points to 16% for the three months ended September 30, 2012, compared to 23% in the year-ago period. The decline in service gross profit was primarily driven by a $1.2 million decline in service revenue. The gross margin decline primarily resulted from a 10% reduction in our realized rate per hour, while our cost per billable hour remained relatively flat.

Service gross profit decreased $1.1 million, or 24%, to $3.5 million for the nine months ended September 30, 2012, from $4.6 million in the year-ago period. Service gross margin was 18% for the nine months ended September 30, 2012, a four percentage point decrease from 22% in the year-ago period. These declines were driven by the same factors that accounted for the three-month decrease although the realized rate per hour only declined by 3%.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $1.5 million, or 34%, to $2.9 million for the three months ended September 30, 2012, from $4.3 million in the year-ago period. This decrease was due primarily to a reduction in selling expense. Domestic and international sales staff reductions and a stock-based compensation expense adjustment for the departure of our Vice President Sales contributed to the sales expense decrease. In total, including the effect of the Vice President Sales departure, stock compensation expense decreased $622,000 for the three months ended September 30, 2012 compared to the year-ago period. This decrease was due to a reduction in sales expense due to net reductions in our sales teams both domestically and internationally. Selling, general and administrative expenses represented 11% of our total revenue for the three months ended September 30, 2012 and 18% in the year-ago period.

Selling, general and administrative expenses decreased $1.8 million, or 15%, to $10.6 million for the nine months ended September 30, 2012, from $12.4.million in the year-ago period. This decrease was driven by the same factors that accounted for the three-month decrease. Selling, general and administrative expenses represented 14% of our total revenue for the nine months ended September 30, 2012 and 17% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $89,000, or 9%, to $861,000 for the three months ended September 30, 2012, from $950,000 in the year-ago period due primarily to headcount reductions and an office closure which took place toward the end of the third quarter of 2012. Research and development expenses represented 3% of our total revenue for the three months ended September 30, 2012 and 4% in the year-ago period.

Research and development expenses increased $60,000, or 2%, to $2.9 million for the nine months ended September 30, 2012, from $2.8 million in the year-ago period. This increase was driven by development efforts associated with a new initiative with Texas Instruments earlier in the year which was completed in the third quarter of 2012. Research and development expenses represented 4% of our total revenue for the nine months ended September 30, 2012 and 4% for the year-ago period.

Other income, net

Other income consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, changes in the estimated fair value of acquisition-related contingent consideration, as well as gains or losses on foreign exchange transactions. Other income decreased $15,000, or 35%, to $28,000 for the three months ended September 30, 2012, from $43,000 in the year-ago period.

Other income increased $37,000, or 44%, to $122,000 for the nine months ended September 30, 2012, from $85,000 in the year-ago period.

Income tax benefit (expense)

Income tax expense was $533,000 for the three months ended September 30, 2012, compared to an income tax benefit of $269,000 in the year-ago period, a change of $803,000. Income tax expense was $470,000 for the nine months ended September 30, 2012, compared to an income tax benefit of $13,000 in the year-ago period, a change of $483,000. The effective tax rate of 68% for the nine months ended September 30, 2012 was primarily the result of year-to-date losses in our China subsidiary which began operation in 2012. The losses for this subsidiary do not flow through for U.S. federal income tax purposes and we are unable to recognize any tax benefit at this time. The benefit of these losses will be offset by a valuation allowance until it is likely that the losses will be utilizable in the future. The effective tax rate for the nine months ended September 30, 2012 would be 43% excluding the impact of China and a discrete tax benefit recorded in the first quarter of 2012 related to the release of additional valuation allowance on U.S. deferred assets.

Liquidity and Capital Resources

As of September 30, 2012, we had $19.5 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $19.0 million at December 31, 2011. Of these amounts, $6.9 million and $8.5 million were classified as cash and cash equivalents at September 30, 2012 and December 31, 2011, respectively, and $875,000 was classified as long-term at both September 30, 2012 and December 31, 2011.

Net cash generated by operating activities was $814,000 for the nine months ended September 30, 2012, driven by non-cash expenses of $2.4 million offset in part by net negative working capital changes. Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2011, driven by net negative changes in our working capital, offset in part by $2.3 million in non-cash charges.

Investing activities used cash of $2.5 million for the nine months ended September 30, 2012, due primarily to net purchases of short-term investments of $2.1 million and $336,000 in equipment purchases. Investing activities used cash of $195,000 for the nine months ended September 30, 2011, primarily due to the acquisition of MPC which resulted in $3.4 million of cash payments, net of the cash acquired in the transaction. This amount was largely offset by net maturities of our marketable securities of $3.7 million.

Financing activities generated $193,000 during the nine months ended September 30, 2012, and $281,000 during the nine months ended September 30, 2011, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $422,000 for the remainder of 2012, $1.4 million in 2013, $1.0 million in 2014, $273,000 in 2015, $273,000 in 2016 and $243,000 thereafter;

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $459,000 at September 30, 2012; and

•

Under the terms of the Share Purchase Agreement for MPC, we will pay an earn-out to the sellers of MPC in the fourth quarter of 2012. The amount of this payment will be $632,000. See Note 4, “Acquisition” of the Notes to Condensed Consolidated Financial Statements in Item 1 for further discussion of this amount.

•

In conjunction with our activities under our ODAs with Microsoft, we enter OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods.

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

There were no changes to our disclosure controls during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 other than the following:

If we are invoiced by Microsoft for a pricing adjustments under OVRP arrangements and we are unable to pass through the charge to our customers, our operating results and cash flow would be negatively impacted.

In conjunction with our activities under the ODAs with Microsoft, we enter into OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather-the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. While our history with OVRP arrangements has shown that very few result in a price adjustment and, for those that have, we have been able to pass through the price adjustment to our customer, in the event the customer is unwilling or unable to pay us, our operating results and cash flow would be negatively impacted.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION
(Registrant)

Date: November 14, 2012	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here	Incorporated by Reference
		with	Form	Filing Date	Exhibit		File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.