Form 10-K
period 2012-12-31
BSQUARE CORP /WA
filed 2013-02-22
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $26,000,000 based on the closing price of $2.99 per share of the registrant’s common stock as listed on the NASDAQ Global Select Market.

The number of shares of common stock outstanding as of January 31, 2013: 11,104,985

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2013 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including any information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s, actual results to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	the development of the smart, connected systems market and our ability to address its opportunities and challenges;

•

the adoption of the various Microsoft® Windows Embedded and Windows Mobile operating systems as well as Android, Linux, QNX and other operating systems that our software offerings support as the systems of choice for many device hardware and software vendors;

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation. We provide software solutions to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google Android) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems, specifically Windows Embedded Compact, Windows Embedded Standard 7 and 8, Windows Mobile™, Windows Phone 8 and Windows Embedded 8 Handheld as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions to the smart, connected systems marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The increasing opportunity for connectivity and exchange of data coupled with the rise of cloud storage and cloud computing infrastructure is driving new applications for smart, connected systems of all kinds.

The smart, connected systems industry is characterized by a wide variety of software and hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs and ODMs require operating systems that can support a diverse set of hardware requirements and connect to a wide variety of networks, systems, peripherals, content and applications.

The smart, connected systems marketplace is being influenced by the following factors:

•

Continuing demand by business professionals and consumers for integrated mobile devices, which combine telephony, data (such as email and internet browsing), multimedia, location awareness and cameras;

•	Businesses are looking to deploy specialized devices into stores, shopping centers, shop floors, etc., or to their employees who work in the field but need connectivity to business systems and data;

•

The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart devices that leverage broadband and high-speed wireless data networks, including Internet Protocol (“IP”) set-top boxes, voice-over-IP (“VoIP”) phones, residential gateways, and home networking solutions linking smart devices with PCs;

•

Expectations for device functionality continue to grow. Users expect to be able to access email and the Internet, synchronize their devices with cloud and corporate data sources and deploy multiple applications on their devices;

•

The availability of multimedia content, such as YouTube and streaming entertainment, has increased demand for high-performance, multimedia-capable devices that are able to access, share and play audio, video and application content located on remote computers;

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

Software Solutions for Smart Device Makers

Our customers include world class OEMs and ODMs, enterprises, mobile network operators, SVs and peripheral vendors which are developing smart devices or assisting others in doing so. Representative customer engagements in 2012 included the following:

•

We continued in the development of a next generation infotainment offering called MyFord Touch which is a product of Ford Motor Company (“Ford”). The MyFord Touch infotainment system is an in-car communications and entertainment system which enables drivers of Ford’s car offerings to access a wide range of connected information and entertainment experiences including music and multi-media services, hands-free telephony, Internet-enabled applications, language services, news and navigation. Our initial project with Ford on this platform was completed in the third quarter of 2010 where we provided them hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services for the MyFord Touch. Since we completed the initial project, we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. In 2012, we continued to work on the MyFord Touch project; however, rather than work directly for Ford, we were engaged by Microsoft who is the primary provider of services for the MyFord Touch programs. Our work on the MyFord Touch program has contributed significantly to our revenue over the last several years; and

•	The Coca-Cola Company (“Coca-Cola”) continues to engage us to assist in the development of Freestyle® Coke’s next generation drink dispensing machine.

The software we deliver to our customers as part of our smart device software solutions takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through our engineering services teams. Due to the complexity of embedded software, the integration of our own proprietary software and/or third-party software products on customers’ devices often requires us to provide additional engineering services addressing systems integration, customization and/or optimization as well as quality assurance testing. Our goal is to increase the breadth and depth of our software product and engineering service offerings to smart device customers to enhance our position as an overall smart device software solutions provider.

Proprietary Software Products

Our primary proprietary software offerings include:

•

HTML5 Rendering Engine—our award-winning HTML5 Rendering engine is based on the open-source WebKit platform which is maintained by a number of leading internet and device companies. Using WebKit, device makers can create portable applications and user interfaces for their devices using the industry-standard HTML5 markup language. We ported WebKit to the latest versions of Microsoft’s Windows Embedded Compact Operating System and sell our porting layer to customers along with engineering services to implement our WebKit port on their devices;

•

TestQuest 10—TestQuest 10 is our latest generation software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart devices including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart device and capture results, and a reporting tool that allows customers to analyze test results;

•

Handset Certification Platform—The Handset Certification Platform (“HCP”) builds upon our automated testing tool technology to allow mobile operators to implement standardized handset tests across their OEM suppliers; and

•

Board Support Packages (BSPs)—We continue to work with leading silicon companies such as Texas Instruments and Freescale Semiconductor to create BSPs for various application processors. We license these BSPs to our customers and often provide additional engineering services to customize the BSPs to the specific customer requirements.

Third-Party Software Products

We have license and distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their smart device project needs. Our primary third-party software offerings include the following:

•

For 14 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server, along with other Microsoft related and legacy technology. We are authorized to sell Windows Embedded operating systems in North America, including Mexico, as well as in much of the European Union, with an initial focus on the United Kingdom and Germany. Of our total revenue in 2012, 48% was generated through the sale of Windows Embedded operating systems, compared to 45% in 2011. Our current distribution agreements related to Windows Embedded expire in June 2013;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile and several other related products. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Eighteen percent of our total revenue in 2012 was generated through the sale of Windows Mobile operating systems, compared to 15% in 2011. Our current distribution agreements related to Windows Mobile expire in June 2014, with the exception of EMEA which expired on December 31, 2012 but which we expect to be renewed shortly. Previously, we also had rights to distribute Windows Mobile operating systems in Korea which ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012 and $4.6 million in 2011;

•	We are an authorized distributor for Adobe Flash Lite technology. We have the right to distribute Adobe Flash Lite licenses to OEMs and ODMs and others worldwide;

•	We are an authorized distributor of McAfee Inc.’s Embedded Security product to OEMs in North America; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Software revenue for the last two fiscal years was as follows (in thousands):

	2012	2011
Software revenue:
Third-party software	$71,130	$62,703
Proprietary software	4,710	5,607

Total software revenue	$75,840	$68,310

Software revenue as a percentage of total revenue	75%	71%

Third-party software revenue as a percentage of total software revenue	94%	92%

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 94% of third-party software revenue in 2012 and 93% of third-party software revenue in 2011.

Engineering Service Offerings

We offer a variety of engineering services to our customers including:

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

Service revenue for the last two fiscal years was as follows (in thousands):

	2012	2011
Total service revenue	$25,554	$28,533

Service revenue as a percentage of total revenue	25%	29%

Service revenue related to the MyFord Touch program was $6.4 million, or 25% of service revenue, in 2012 and $9.7 million, or 34% of service revenue, in 2011.

Strategy

Our strategy is to continue to enhance our position as a leading provider of device software solutions and related services, ultimately becoming the go-to solutions provider for our customers and potential customers around the globe. To advance this strategy, we intend to continue to focus on the following areas:

•

We are expanding our geographies served around the globe. Our acquisition of MPC Data Limited (“MPC”) in 2011 established our European engineering services delivery center as well as a platform for European growth of our other offerings. We also opened our first development center in China, located in Beijing, as well as expanded our Taiwan development center during 2011. During 2012 we established a sales presence in Germany;

•

We are working to expand the number of engineering service practice areas that we offer to our customers. Through our acquisition of MPC, we expanded our capabilities to provide services for the Linux, Android, and QNX operating systems;

•

While we continue to provide a broad range of products and services, we focus on the automotive telematics, industrial, retail display and consumer vertical segments in order to put together compelling solutions offerings designed to expand our business in those growing segments;

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

Relationship with Microsoft and Impact on our Smart Device Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•

We have been one of Microsoft’s largest distributors of Windows Embedded operating systems (e.g. Windows Embedded Compact and Windows Embedded Standard) for over 13 years. Our territory is limited to North America, including Mexico, as well as most of the European Union although we are currently only selling into the United Kingdom and Germany;

•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009 in the Americas, Japan, Taiwan, and the EMEA region;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner in Microsoft’s general partner program;

•	We were the Microsoft Distributor of the Year for 2011;

•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;

•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;

•	We are a Microsoft Auto training partner;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

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

The MyFord Touch program, under which we provided services to Ford in 2011 and Microsoft in 2012, accounted for $6.4 million, or 6% of total revenue, in 2012, and $9.7 million, or 10% of total revenue, in 2011. No other customer accounted for 10% or more of total revenue in 2011 and there were no customers that accounted for more than 10% of total revenue in 2012. Revenue generated from the MyFord Touch program has been declining primarily due to completion of the main MyFord Touch project in August 2011 and a resulting decline in the number of our resources working on the program.

Sales and Marketing

We market our software solutions and engineering services predominantly utilizing a direct sales model. We have sales personnel throughout the United States and in various countries in Asia and Europe. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, trade shows, event marketing, public relations, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in and outside the United States. Research and development expense was $3.6 million and $3.8 million in 2012 and 2011, respectively.

Competition

The market for device software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own proprietary products and solutions that compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, SymphonyTeleca and Wipro;

•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings;

•	Contract manufacturers which have added or are adding software development capabilities to their offerings;

•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against customers’ internally created tools and against manual testing; and

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc., Avnet, Inc., Synnex Corporation in Taiwan; and MDS Technology Co., Ltd in Korea.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Microsoft Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Microsoft technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

International Operations

Our international operations outside of North America consisted principally of operations in Taipei Taiwan, Beijing China and Trowbridge England. Our presence in Trowbridge England resulted from the acquisition of MPC Data Limited in September 2011.

We have minor sales and sales support presences in other countries in Asia and Europe as well.

Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2012, revenue generated from customers located outside of North America was 29% of total revenue, compared to 23%

in 2011. The increase in non-North American revenue in 2012 was attributable to higher service revenue in Europe driven by the September 2011 acquisition of MPC as well as an increase in service revenue and third party software sales in Asia.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following highlights the total number of employees by area:

	December 31,
	2012	2011
Engineering Services	149	207
Research and Product Development	22	27
Sales, Marketing and Administrative	70	76

Total	241	310

As of December 31, 2012, we were also utilizing the services of 19 contractors, primarily for engineering services, compared to 46 at December 31, 2011. Of the total headcount of 260 at December 31, 2012, 145 were located in North America, 47 were located in Taiwan, 42 were located in the United Kingdom and 19 were located in China with the remainder located in other countries in Asia and Europe. As conditions necessitate, engineering service employees perform research and development activities and vice versa. We effected three headcount reductions during 2012 necessitated by business conditions. The first occurred in the first quarter and primarily affected sales and engineering services. The second occurred in the third quarter and affected research and product development and the last occurred in the fourth quarter and primarily affected sales and engineering services. The fourth quarter headcount reduction was the largest of the three, impacting 20 full-time personnel in total.

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

We currently have eight issued patents and one pending patent in the United States, and we have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2013:

Name	Age	Position
Brian T. Crowley	52	President and Chief Executive Officer, Director
Andrew Harries	50	Director
Elwood D. Howse, Jr	73	Director
Elliott H. Jurgensen, Jr	68	Chairman of the Board
Scot E. Land	58	Director
William D. Savoy	48	Director
Kendra A. VanderMeulen	61	Director
Mark Whiteside	50	Senior Vice President, Professional Services
Scott C. Mahan	48	Senior Vice President, Operations; Chief Financial Officer; Secretary and Treasurer
Mike T. Stipe	49	Senior Vice President, Worldwide Sales and Marketing
John F.K. Traynor	47	Senior Vice President, Products

Item 1A.	Risk Factors.

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

Microsoft-Related Risk Factors

Due to the fact that we have historically provided software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following Microsoft-related risk factors may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have OEM Distribution Agreements (“ODA“s) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. These ODAs are effective through June 30, 2013. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America, Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 2014 with the exception of EMEA which expired on December 31, 2012 but which we expect to be renewed shortly. We generated $67.0 million and $58.4 million of revenue in 2012 and 2011, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2013 although our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012 and $4.6 million in 2011. If any of the ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time and unless we are able to either pass through price increases to our customers or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We earned rebate credits from Microsoft of $888,000 and $746,000 in 2012 and 2011, respectively.

Microsoft has audited our records under the ODAs in the past and will likely audit our records again in the future and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODAs. Microsoft has concluded audits of our records pertaining to the ODA in 2009 and 2006, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found.

If we are invoiced by Microsoft for a pricing adjustments under OVRP arrangements and we are unable to pass through the charge to our customers, our operating results and cash flow would be negatively impacted.

In conjunction with our activities under the ODAs with Microsoft, we enter into OEM Volume Royalty Program (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. While our history with OVRP arrangements has shown that very few result in a price adjustment and, for those that have, we have been able to pass through the price adjustment to our customer, in the event the customer is unwilling or unable to pay us, our operating results and cash flow would be negatively impacted.

If we do not maintain our favorable relationship with Microsoft, we will have difficulty marketing and selling our software and services and may not receive developer releases of Microsoft Windows Embedded and Windows Mobile operating systems. As a result, our revenue and operating results could suffer.

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus by us on customers building devices utilizing non-Microsoft operating systems, our efforts to market and sell our software and services to OEMs and others could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of OEMs and others utilizing the various Microsoft Windows Embedded and Windows Mobile operating systems for smart devices and these targeted platforms are a significant focus for us. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, its Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft and no longer continue receiving such new versions and updates, our revenue could decline significantly, and/or our costs could increase significantly, thereby negatively impacting our operating results.

Unexpected delays or announcement of delays by Microsoft related to product releases of Windows Embedded, Windows 8 Embedded or Windows Embedded 8 Handheld operating systems could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of the various operating systems for Windows Embedded and Windows Mobile devices could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. Such delays or announcements of delays by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which could negatively impact our revenue and operating results.

If Microsoft adds features to its Windows operating systems or develops products that directly compete with products and services we provide, our revenue and operating results could be negatively impacted.

As the developer of various operating systems for Windows Embedded and Windows Mobile devices, Microsoft could add features which eliminate or reduce our customers’ need for our software and services, or Microsoft could develop standalone products and services that compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively impact our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our offerings and reduce our revenue and gross profit accordingly and our operating results could be negatively impacted.

If the markets for Windows Embedded, Windows 8 for Embedded, Windows Phone 8 and Windows Embedded 8 Handheld operating systems fail to develop further, develop more slowly than expected, or decline, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices utilizing the various Microsoft Windows Embedded and Windows Mobile operating systems, if the markets for these systems or platforms fail to develop further, or develop more slowly than expected, or decline, our business and operating results could be negatively impacted. Market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems will depend on many factors, including:

•

Microsoft’s development and support of various Windows Embedded and Windows Mobile markets. As the developer and primary promoter of several versions of operating systems aimed at Windows Embedded and Windows Mobile markets, if Microsoft were to decide to discontinue or lessen its support of these operating systems and platforms, potential customers could select competing operating systems, which could reduce the demand for our Microsoft Windows Embedded and Windows Mobile related software products and engineering services, from which a significant portion of our revenue is generated today;

•

The ability of the Microsoft Windows Embedded and/or Windows Mobile operating systems to compete against existing and emerging operating systems for the smart device market, including: iOS from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Android from Google Inc.; QNX; Blackberry from Research In Motion Limited (“RIM”); and other proprietary operating systems. In particular, in the market for rugged handheld devices, Windows Mobile faces intense competition from the Android operating systems. In the market for converged devices, Windows Embedded faces intense competition from the Android operating system. Microsoft Windows Embedded and Windows Mobile operating systems may be unsuccessful in capturing a significant share of these segments of the connected device market, or in maintaining its market share in these segments;

•	The acceptance by OEMs and consumers of the mix of features and functions offered by Microsoft Windows Embedded and Windows Mobile operating systems; and

•

The willingness of software developers to continue to develop and expand the applications that run on Microsoft Windows Embedded and Windows Mobile operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to smart device users than those available on Microsoft Windows Embedded and Windows Mobile operating systems, this could cause potential customers to select competing operating systems.

MyFord Touch-Related Risk Factors

If we do not obtain additional work on the MyFord Touch program through our new statement of work with Microsoft or elsewhere in the future, our future revenue and gross profit would decrease and our operating results would be adversely affected.

We began working on the MyFord Touch infotainment project with Ford in the second quarter of 2008 and have been working on the program since then although the main program was completed in August 2010. Since inception of the program through December 31, 2011, our contractual relationship was with Ford. Effective January 1, 2012, our contractual relationship for the MyFord Touch program shifted from Ford to Microsoft, as Microsoft has become the primary vendor to Ford for this program. Revenue from Ford comprised $6.4 million, or 6%, of our total revenue in 2012. We expect this project work to continue in 2013 under our new statement of work with Microsoft but expect revenue from the MyFord Touch program to be lower, albeit still significant in 2013, than it was in 2012 due to the lower level of personnel resources utilized on the program. Our new statement of work with Microsoft currently runs through June 30, 2013. While we expect to be actively involved in future projects with Microsoft and Ford beyond June 30, 2013, if our role on MyFord Touch is scaled back or eliminated beyond that point our revenue and resulting gross profit would suffer and negatively impact our operating results.

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

•	Engineering service firms, including off-shore development companies, such as Adeneo, SymphonyTeleca and Wipro;

•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings;

•	Contract manufacturers which have added or are adding software development capabilities to their offerings;

•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against customers’ internally created tools and against manual testing; and

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc., Avnet, Inc., Synnex Corporation in Taiwan; and MDS Technology Co., Ltd in Korea.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, particularly offerings focused on specific industries and/or focused on devices utilizing non-Windows Embedded operating systems, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Windows-based smart device software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Microsoft Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Windows technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the smart device market, and as new products and technologies are introduced.

Our ability to maintain or grow our proprietary software revenue is contingent on our ability to bring to market competitive, unique offerings that keep pace with technological changes and needs. If we are not successful in doing so, our business would be negatively impacted.

Proprietary software product revenue provides us with much higher gross profit margins than we typically receive from third-party software products and our engineering service offerings and provide other advantages as well. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. Our ability to maintain and increase the revenue contribution from proprietary software products is contingent on our ability to enhance the features and functionality of our current proprietary products as well as to devise, develop and introduce new products. There can be no assurance that we will be able to maintain or expand the number of proprietary products that we sell, and our failure to do so could negatively impact revenue and our operating results.

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

If the market for smart, connected systems evolves based on technologies that we do not support, our revenue may not grow as anticipated, if at all, and our business would be harmed.

The technologies used in smart, connected systems change very rapidly and it is often difficult to forsee and predict which application processors, operating systems, connectivity, testing and application development technologies will gain a foothold in device development. As a smaller company we can invest our resources in a limited number of technologies and as such must make forward investments in developing products and capabilities to support the technologies that we choose. If we make investments in technologies that do not gain traction in device development, our profit potential is uncertain and our revenue may not develop as anticipated. We are dependent upon the broad acceptance and adoption by businesses and consumers of a wide variety of device technologies, which will depend on many factors, including:

•	The development of content and applications for smart, connected systems;

•

The evolution of industry standards or the necessary infrastructure that facilitate the distribution of content over the Internet to these systems via wired and wireless telecommunications systems, satellite or cable; and

•	The amount of discretionary funds companies and individuals have to spend for the latest technologies.

The success and profitability of our service offerings are contingent on our ability to differentiate these offerings adequately in the marketplace, which is, in turn, contingent on our ability to retain our engineering personnel and defend our billing rate structure against those of our competitors, including those using significant lower-cost offshore resources. If we are unable to do so successfully, our business could be harmed.

We are a leader in providing engineering services to smart device customers. Our market differentiation is created through several factors, including our experience with a variety of smart device platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, a significant portion of which are currently based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using significant lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

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

We have developed, and continue to develop, software and service offerings based on certain silicon architectures (e.g. the TI OMAP architecture). Due to the nature of the industry we serve and the products we develop, it is necessary for us to make certain assumptions regarding which silicon vendors will be successful in the various markets we serve and upon which we are making investments. It is therefore important that there is ongoing support from the SVs in the marketplace for these silicon architectures. There can be no assurance that, TI, Qualcomm, Freescale, Intel or any of the other SVs, will continue to pursue and support the markets that we have been targeting. If the SVs do not support our efforts going forward, our revenue and operating results could be negatively impacted.

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

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure.

The proper functioning of our information technology infrastructure is critical to the efficient operation and management of our business. Our technology infrastructure is vulnerable to cyber attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

In the fourth quarter of 2008, we purchased certain assets of TestQuest including acquired technology and other intangible assets with a total gross carrying value of $1.9 million, and which had a carrying value of $142,000 as of December 31, 2012. During the fourth quarter of 2011, we assessed that the net carrying value of the remaining intangible assets associated with acquired technology from TestQuest was impaired due to slow sales of the product that incorporates this technology. As such, in that quarter we recognized an impairment charge of $518,000 as software cost of revenue which negatively impacted our gross profit and operating results. In the third quarter of 2011, we acquired MPC Data Limited including certain intangible assets with a carrying value of $1.2 million and goodwill of $3.7 million as of December 31, 2012. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

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

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2012, we had approximately $57 million of federal and state net operating loss carryforwards, and $2.5 million of tax credit carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change (as defined by this Section) has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

Non-compliance with our lease agreement could have a material adverse impact on our financial position.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord has the ability to demand repayment was $400,000 at December 31, 2012, and decreases on a straight-line basis over the length of our ten-year headquarters lease which expires in August 2014. Any breach of or non-compliance with this lease agreement could negatively impact our business, financial condition and operating results.

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

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Microsoft Windows Embedded operating systems under our ODA with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.

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

Customers outside of North America generated 29% of our total revenue in 2012 and 23% in 2011. We have expanded rapidly, particularly during 2011, including establishing presences in Korea and China and our MPC acquisition in September 2011 which significantly increased our presence in Europe. We currently have sizable operations outside of North America in Taiwan, China and the United Kingdom and also have a limited sales and/or support presence in Japan, South Korea and Germany. Our international activities and operations, and our current expansion plans expose us to a number of risks, including the following:

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

We conduct development activities in non-U.S. locations, primarily China, Taiwan, and the United Kingdom, to take advantage of the high-quality, low-cost software development resources found in those countries. To date, we have limited experience in managing large scale software development outside the United States. Expanding our international software development inherently increases the complexity of managing these programs and may result in delays in introducing new products to market, or delays in completing service projects for our customers, which in turn may adversely impact the revenue we recognize from related software products and services and could also adversely impact the profitability of service engagements employing offshore resources, thereby negatively affecting our operating results.

As our customers seek more cost-effective locations to develop and manufacture their products, particularly overseas locations, our ability to continue to sell these customers our software products and services could be limited, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart devices to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODA with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems primarily in North America, the United Kingdom and Germany. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling Microsoft Windows Embedded operating systems to these customers or we would be less competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. The underlying lease expires in 2014.

In North America, we also lease office space in San Diego, California; Boston, Massachusetts; and Akron, Ohio. We lease office space overseas in Beijing, China, Seoul, Korea, Tokyo, Japan, Taipei, Taiwan, Munich, Germany and Trowbridge, United Kingdom. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

	High	Low
Year Ended December 31, 2012:
First Quarter	$4.28	$3.14
Second Quarter	$3.35	$2.46
Third Quarter	$3.19	$2.76
Fourth Quarter	$3.29	$2.60

Year Ended December 31, 2011:
First Quarter	$13.18	$6.99
Second Quarter	$7.22	$5.81
Third Quarter	$6.50	$4.39
Fourth Quarter	$4.82	$3.42

Holders

As of January 31, 2013, there were 132 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain some statements and information which are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Forward-Looking Statements,” and Item 1A of Part I, “Risk Factors.”

Overview

We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® Embedded Compact) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, in-vehicle telematics and entertainment devices. We primarily focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems, specifically Windows Embedded Compact, Windows Embedded Standard 7 and 8, Windows Mobile™, Windows Phone 8 and Windows Embedded 8 Handheld as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions to the connected device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

When engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when the royalty report from the customer is received or when such royalties are contractually guaranteed and the other revenue recognition criteria are met, particularly that collectability is reasonably assured.

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. Historically, we have entered into very few multiple-element arrangements other than those involving the sale of PCS related to our TestQuest automated testing tools. We establish VSOE of fair value for TestQuest PCS based on the price when PCS is sold separately. VSOE of TestQuest PCS has been well established in the past as these products have been sold on a stand-alone basis for a number of years even prior to our acquisition of TestQuest assets in November 2008.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2012, we were delivering engineering services under 6 fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 10% under in our estimates of completion on every fixed-bid contract active on December 31, 2012, our revenue would be over-stated by $180,000 for 2012.

Intangible Assets and Goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets were acquired through business acquisitions. Our intangible assets consist of acquired technology, customer relationships, trade names and trademarks, and non-compete agreements. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. During the fourth quarter of 2011, we recognized an impairment charge of $518,000 related to technology acquired from TestQuest in 2008.

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual testing date is December 31. We test goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of impairment is not performed. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test.

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

Our sales may be subject to other taxes, particularly withholding taxes, due to our sales to customers in countries other than the United States. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment. Further, we make sales in many jurisdictions across the United States, where tax regulations are varied and at times complex. We must therefore continue to analyze our state tax exposure and determine what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2012	2011
Revenue:
Software	75%	71%
Service	25	29

Total revenue	100	100

Cost of revenue:
Software	60	57
Service	21	23

Total cost of revenue	81	80

Gross profit	19	20
Operating expenses:
Selling, general and administrative	14	17
Research and development	4	4

Total operating expenses	18	21

Income (loss) from operations	1	(1)
Other income, net	0	0

Income (loss) before income taxes	1	(1)
Income tax benefit (expense)	0	0

Net income (loss)	1%	(1)%

Comparison of the Years Ended December 31, 2012 and 2011

Acquisition of MPC Data Limited

On September 11, 2011 we completed the acquisition of MPC Data Limited (“MPC”), a United Kingdom-based provider of embedded software engineering services. The acquisition is part of our overall growth strategy and is designed to capitalize on the growing market for smart, connected systems by expanding both the breadth of services offered and the geographies that we serve. As the acquisition took place late in the third quarter of 2011, the impact on our results of operations for 2011 was relatively insignificant for the year in total. Where applicable, the MPC-related impacts have been noted in the following commentary.

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue was $101.4 million in 2012 and was $96.8 million in 2011. An increase in sales of Microsoft Windows Embedded and Windows Mobile operating systems drove the increase, offset partially by a decline in service revenue.

Revenue from our customers outside of North America increased $7.4 million, or 33%, to $29.5 million in 2012, from $22.1 million in 2011. Revenue from our customers outside of North America represented 29% of our total revenue in 2012, compared to 23% in 2011. The increase in non-North American revenue in 2012 was attributable to higher service revenue in Europe driven by the September 2011 acquisition of MPC as well as an increase in service revenue and third party software sales in Asia.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, sales of software development kits, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Software revenue:
Third-party software	$71,130	$62,703
Proprietary software	4,710	5,607

Total software revenue	$75,840	$68,310

Software revenue as a percentage of total revenue	75%	71%

Third-party software revenue as a percentage of total software revenue	94%	92%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software sales increased $8.4 million, or 13%, in 2012 as compared to the prior year. This increase was due to higher sales of both Microsoft Windows Embedded and Windows Mobile operating systems which increased $8.6 million. Sales of Microsoft Windows Embedded operating systems increased $5.0 million or 11% in 2012 as compared to the prior year driven by expansion into the EMEA region as well as significant increases in sales to some of our existing customer base. Sales of Microsoft Windows Mobile operating systems increased $3.6 million or 26% driven primarily by the addition of a new customer in North America. Our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012 and $4.6 million in 2011.

Proprietary software revenue decreased $897,000, or 16%, in 2012 compared to 2011 due primarily to the fact that the sale of Qualcomm development platforms were classified as proprietary software revenue for the first three quarters of 2011, whereas in 2012 and for the fourth quarter of 2011, they were classified as third-party software sales. Proprietary software revenue in 2011 included $929,000 of Qualcomm development platform sales classified as proprietary software revenue.

Service revenue

Service revenue for 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Service revenue	$25,554	$28,533

Service revenue as a percentage of total revenue	25%	29%

Service revenue decreased $3.0 million, or 10%, in 2012 as compared to the prior year. This decrease was due to a $6.7 million decline in North America service revenue offset in part by a $2.5 million increase in Europe service revenue resulting from the MPC acquisition in September 2011 and a $1.1 million increase in Asia service revenue driven by growth in Japan due to the signing of several significant OEM customers. The decline in North America service revenue was due to a $3.3 million decline in MyFord Touch-related service revenue as described below while the remainder was attributable to two large customers in 2011 which contributed $3.2 million in service revenue compared to no similarly large projects in 2012.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. The MyFord Touch program contributed $6.4 million in service revenue in 2012 compared to $9.7 million in 2011 representing a decline of $3.3 million or 34%. The decrease is attributable to a reduction in the number of engineers working on the MyFord Touch project as the amount of work on the increasingly mature platform has declined.

Gross profit and gross margin

Cost of revenue related to software revenue consists primarily of the cost of third-party software products payable to third-party vendors. Cost of revenue related to service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products was also positively affected by rebate credits of $888,000 in 2012 and $746,000 in 2011 from Microsoft which we earned through the achievement of defined objectives.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2012	2011
Software gross profit	$14,728	$13,200
Software gross margin	19%	19%
Service gross profit	$4,331	$6,249
Service gross margin	17%	22%
Total gross profit	$19,059	$19,449
Total gross margin	19%	20%

Software gross profit and gross margin

Software gross profit increased by $1.5 million, or 12%, in 2012, compared to 2011, while software gross margin was 19% in both years. The gross profit increase was driven by higher sales of Microsoft Windows Embedded and Windows Mobile operating systems which accounted for a $1.6 million increase in software gross profit. Third-party software gross margin was 16% in 2012 compared to 15% in 2011. Proprietary software gross margin was 78% in 2012 compared to 65% in 2011 with the improvement attributable to a $518,000 impairment charge related to acquired TestQuest technology which negatively affected the fourth quarter of 2011.

Service gross profit and gross margin

Service gross profit decreased by $1.9 million, or 31%, in 2012 as compared to 2011, while service gross margin decreased by five percentage points to 17% in 2012, from 22% in 2011. The decline in service gross profit was largely driven by the decrease in engineering service revenue of $3.0 million. Service costs decreased by $1.1 million or 5% in 2012 compared to 2011. While cost per available hour decreased by approximately 10% primarily as a result of mix of resources internationally, it was more than offset by a decline in utilization rate of 12% and a decline in realized rate per hour of 2%. During 2012, we made adjustments to reduce service related expenses to better align with our future service revenue expectations.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses decreased $2.4 million, or 14%, to $14.3 million in 2012, from $16.7 million in 2011. Sales expense declined $2.7 million in 2012 compared to 2011, while marketing and general and administrative expense increased slightly. The decrease in sales expense was driven by a $1.6 million decline in headcount-related expenses, including incentive compensation and travel, due to reductions which occurred during 2012, a portion of which were backfilled in the fourth quarter of 2012 or may be backfilled in 2013. Further, sales-related stock compensation expense decreased $975,000 in 2012 compared to 2011 due largely to the departure of our previous Vice President of Sales in 2012 which resulted in a significant forfeiture of unvested stock options in the third quarter of 2012. Selling, general and administrative expenses represented 14% of our total revenue in 2012 compared to 17% of revenue in 2011.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $234,000, or 6%, to $3.6 million in 2012, from $3.8 million in

2011. The decline was driven by lower wage expense in the second half of 2012 associated primarily with reductions in headcount associated with our TestQuest development efforts. Research and development expenses represented 4% of total revenue in both 2012 and 2011.

Other income, net

Other income consists of gains and losses we may recognize on our investments, gains or losses on foreign exchange transactions, interest income on our cash, cash equivalents and investments and other items. Other income was $103,000 in 2012 compared to $422,000 in 2011, representing a decline of $319,000. This decrease was primarily due to a $104,000 realized gain on the sale of an auction rate security (“ARS”) investment in 2011 and the settlement of a lawsuit with our former broker dealer of our ARS investments which resulted in a gain of $213,000 in 2011, compared to no such similar items in 2012.

Income tax

Our income tax expense was $366,000 in 2012 compared to an income tax benefit of $166,000 in 2011, a change of $532,000. The increase in expense was driven by the profitability of our United States parent company in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had $20.6 million of cash, cash equivalents, short-term investments and restricted cash, compared to $19.0 million at December 31, 2011. The increase was driven by our net income and non-cash expenses offset in part by negative working capital changes.

Restricted cash is classified as long term and was $875,000 at both December 31, 2012 and 2011. This cash is restricted under the terms of our headquarters operating lease which will continue to secure that obligation through its expiration in 2014. Our working capital was $20.6 million at December 31, 2012, compared to $18.0 million at December 31, 2011.

Net cash provided by operating activities was $2.5 million in 2012 driven by net income of $916,000 and non cash expenses of $2.2 million, offset in part by net negative working capital changes. Net cash provided by operating activities was $1.1 million in 2011 driven by $3.1 million of non-cash expenses and a $518,000 impairment charge on our intangible assets associated with TestQuest acquired technology offset, in part, by net negative working capital changes.

Net cash used by investing activities was $1.2 million in 2012 driven primarily by capital expenditures. Net cash used by investing activities was $3.6 million in 2011 driven by the acquisition of MPC for $4.8 million in cash, net of cash acquired and $785,000 of capital expenditures, offset in part by net maturities of short-term investments. Financing activities generated cash of $205,000 in 2012 and $424,000 in 2011 as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases of $1.5 million in 2013, $1.0 million in 2014, $273,000 in 2015 and 2016, and $146,000 in 2017; and $97,000 in total thereafter.

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $400,000 at December 31, 2012, and decreases on a straight-line basis over the remaining term of the lease, which expires in 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 22, 2013

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,903	$8,505
Short-term investments	9,826	9,619
Accounts receivable, net of allowance for doubtful accounts of $200 at December 31, 2012 and $311 at December 31, 2011	16,095	13,403
Deferred tax assets	296	520
Prepaid expenses and other current assets	858	1,281

Total current assets	36,978	33,328
Equipment, furniture and leasehold improvements, net	759	1,037
Restricted cash	875	875
Deferred tax assets	2,255	2,302
Intangible assets, net	1,069	1,390
Goodwill	3,738	3,738
Other non-current assets	117	122

Total assets	$45,791	$42,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,099	$8,460
Accounts payable	553	695
Other accrued expenses	1,732	2,330
Accrued compensation	2,205	2,645
Deferred revenue	837	1,233

Total current liabilities	16,426	15,363
Deferred tax liability	206	210
Deferred rent	154	184
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,065,217 shares issued and outstanding at December 31, 2012 and 10,874,050 shares issued and outstanding at December 31, 2011	128,474	127,318
Accumulated other comprehensive loss	(733)	(631)
Accumulated deficit	(98,736)	(99,652)

Total shareholders’ equity	29,005	27,035

Total liabilities and shareholders’ equity	$45,791	$42,792

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
Revenue:
Software	$75,840	$68,310
Service	25,554	28,533

Total revenue	101,394	96,843

Cost of revenue:
Software	61,112	55,110
Service	21,223	22,284

Total cost of revenue	82,335	77,394

Gross profit	19,059	19,449

Operating expenses:
Selling, general and administrative	14,281	16,667
Research and development	3,599	3,833

Total operating expenses	17,880	20,500

Income (loss) from operations	1,179	(1,051)
Other income, net	103	422

Income (loss) before income taxes	1,282	(629)
Income tax benefit (expense)	(366)	166

Net income (loss)	$916	$(463)

Basic income (loss) per share	$0.08	$(0.04)

Diluted income (loss) per share	$0.08	$(0.04)

Shares used in calculation of income (loss) per share:
Basic	10,945	10,594

Diluted	11,449	10,594

Comprehensive income (loss):
Net income (loss)	916	(463)
Other comprehensive income (expense):
Foreign currency translation, net of tax	(114)	(171)
Change in unrealized gains on investments, net of tax	12	(15)

Total other comprehensive income (expense)	(102)	(186)

Comprehensive income (loss)	814	(649)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	10,415,541	$124,716	$(445)	$(99,189)	$25,082
Exercise of stock options	—	—	208,821	424	—	—	424
Share-based compensation including issuance of restricted stock	—	—	249,688	2,178	—	—	2,178
Comprehensive (loss):
Net loss	—	—	—	—	—	(463)	(463)
Foreign currency translation adjustment, net of tax	—	—	—	—	(171)	—	(171)
Change in unrealized gain on investments, net of tax	—	—	—	—	(15)	—	(15)

Balance, December 31, 2011	—	$—	10,874,050	$127,318	$(631)	$(99,652)	$27,035
Exercise of stock options	—	—	84,411	205	—	—	205
Share-based compensation including issuance of restricted stock	—	—	106,756	951	—	—	951
Comprehensive income:
Net income	—	—	—	—	—	916	916
Foreign currency translation adjustment, net of tax	—	—	—	—	(114)	—	(114)
Change in unrealized gain on investments, net of tax	—	—	—	—	12	—	12

Balance, December 31, 2012	—	$—	11,065,217	$128,474	$(733)	$(98,736)	$29,005

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$916	$(463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss (gain) on sale of auction rate securities	—	(104)
Litigation settlement	—	(213)
Impairment of intangible asset	—	518
Depreciation and amortization	993	918
Stock-based compensation	951	2,178
Deferred income tax expense (benefit)	267	(98)
Change in fair value of contingent consideration related to acquisition of business	(135)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,685)	2,010
Prepaid expenses and other assets	430	(880)
Third-party software fees payable	2,639	(2,672)
Accounts payable and other accrued liabilities	(468)	141
Deferred revenue	(400)	(182)
Deferred rent	(30)	(56)

Net cash provided by operating activities	2,478	1,097

Cash flows from investing activities:
Purchases of equipment and furniture	(391)	(785)
Acquisition of business, less acquired cash	—	(4,787)
Payment of contingent consideration related to acquisition of business	(631)	—
Proceeds from maturities of short-term investments	11,611	20,693
Proceeds from sale of auction rate securities	—	226
Purchases of short-term investments	(11,800)	(18,991)

Net cash used for investing activities	(1,211)	(3,644)
Cash flows from financing activities—proceeds from exercise of stock options	205	424
Effect of exchange rate changes on cash	(74)	(186)

Net increase (decrease) in cash and cash equivalents	1,398	(2,309)
Cash and cash equivalents, beginning of year	8,505	10,814

Cash and cash equivalents, end of year	$9,903	$8,505

Supplemental cash flow information:
Cash paid for income taxes	$7	$15

Noncash investing and financing activities:
Contingent consideration for acquisition of a business	$0	$766

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and in-vehicle telematics and entertainment devices. We primarily focus on smart, connected systems that utilize various Microsoft Embedded and Windows Mobile operating systems, specifically Windows Embedded Compact, Windows Embedded Standard 7 and 8, Windows Mobile™, Windows Phone 8 and Windows Embedded 8 Handheld as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions to the connected device marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Basis of Consolidation

The consolidated financial statements include the accounts of BSQUARE Corporation and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of stock-based awards and the fair values of acquired assets and liabilities, among other estimates. Actual results may differ from these estimates.

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards, restricted stock units and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”), which vest over a period of one to four years, are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable but outstanding are included in the diluted income per share calculation.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2012	2011
Weighted average shares outstanding for basic income (loss) per share	10,945	10,594
Dilutive effect of common stock equivalent shares	504	—

Weighted average shares outstanding for diluted income (loss) per share	11,449	10,594

Had we not been in a net loss position in 2011, our weighted average shares used to calculate diluted income per share would have been 11,419,000, representing a dilutive effect of common stock equivalents of 825,000 shares.

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

Short-term investments consist entirely of marketable securities which are all classified as available-for-sale securities and are recorded at their estimated fair value. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as short-term investments. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in other expense.

Restricted Cash

Our restricted cash represents funds held at a financial institution as security for an outstanding letter of credit expiring in 2014 related to our corporate headquarters lease obligation.

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

Intangible Assets

Intangible assets were recorded as a result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We amortize our acquired intangible assets using the straight-line method using lives ranging from 1 to 10 years. We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill impairment is not performed. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $733,000 in 2012 and $588,000 in 2011.

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

We recognize tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions are classified in the financial statements as income tax expense.

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

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, judgment is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates and enhancements. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. Accordingly, the judgments involved in assessing the fair values of various elements of an agreement can impact the recognition of revenue in each period. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, revenue is first allocated to the fair value of the undelivered elements and then allocated to the residual delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled.

When engineering services and royalties are contained in a single arrangement, we recognize revenue from engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when the royalty report from the customer is received or when such royalties are contractually guaranteed and the other revenue recognition criteria are met, particularly the criteria that collectability is reasonably assured.

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

2.	Cash and Investments

Cash, cash equivalents, short-term investments, long-term investments and restricted cash consist of the following (in thousands):

	December 31,
	2012	2011
Cash	$2,590	$1,428
Cash and cash equivalents:
Corporate debt	—	501
Money market funds	7,313	6,576

Total cash equivalents	7,313	7,077

Total cash and cash equivalents	9,903	8,505
Short-term investments:
U.S. agency securities	—	1,751
Municipal securities	356	355
Corporate commercial paper	4,374	1,250
Foreign government bonds	999	500
Corporate debt securities	4,097	5,763

Total short-term investments	9,826	9,619
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$20,604	$18,999

Gross unrealized gains and losses on our cash equivalents and short-term investments were not material as of December 31, 2012 and December 31, 2011. Our restricted cash balance at December 31, 2012 and 2011 relates to a letter of credit which will continue to secure our corporate headquarters lease obligation to its expiration in 2014.

3.	Fair Value Measurements

We measure our cash equivalents, marketable securities, restricted cash and the earn-out liability associated with our acquisition of MPC Data Limited (“MPC”) (see note 4) at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents, marketable securities and restricted cash within Level 1 or Level 2. This is because we value these items using quoted market prices or alternative pricing sources and models utilizing market observable inputs that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. We review the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believe that the policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.

In 2011, we classified our acquisition consideration liability associated with MPC within Level 3 as it is valued using valuation techniques using inputs such as management’s estimation of future sales. Some of the inputs to these models are unobservable in the market and are significant. The acquisition earn-out consideration payout of $631,000 occurred during the fourth quarter of 2012. The reduction in the estimated fair value of the acquisition consideration of $135,000 in 2012 is recorded in other income in statement of operations.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$7,313	$—	$—	$7,313
Corporate debt	—	—	—	—

Total cash equivalents	7,313	—	—	7,313
Short-term investments:
U.S. agency securities	—	—	—	—
Municipal securities	—	356	—	356
Corporate commercial paper	—	4,374	—	4,374
Foreign government bonds	—	999	—	999
Corporate debt securities	—	4,097	—	4,097

Total short-term investments	—	9,826	$—	9,826
Restricted cash—money market fund	875	—	—	875

Total assets	$8,188	$9,826	$—	$18,014

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$6,576	$—	$—	$6,576
Corporate debt	—	501	—	501

Total cash equivalents	6,576	501	—	7,077
Short-term investments:
U.S. agency securities	—	1,751	—	1,751
Municipal securities	—	355	—	355
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	500	—	500
Corporate debt securities	—	5,763	—	5,763

Total short-term investments	—	9,619	$—	9,619
Restricted cash—money market fund	875	—	—	875

Total assets	$7,451	$10,120	$—	$17,571

MPC earn-out liability	$—	$—	$766	$766

An impairment charge of $518,000 was recognized in the fourth quarter of 2011 for intangible assets measured using level 3 inputs and recorded at fair value. These intangible assets were associated with acquired technology (see Note 6).

4.	Acquisition

On September 11, 2011, we completed the acquisition of MPC, a United Kingdom based provider of embedded software engineering services.

We acquired all outstanding shares of MPC preferred and common stock in exchange for total consideration of $7.0 million, which included an earn-out with an estimated fair value of $810,000 on the acquisition date. The actual amount of the payout was $631,000 which occurred in the fourth quarter of 2012. We also acquired $1.5 million in cash and cash equivalents as part of the acquisition, for a net estimated total cash price at acquisition of $5.5 million.

In connection with the business combination, we incurred merger-related costs, including legal, consulting, accounting and other costs, of $193,000 during 2011 which we recognized as expense.

The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The acquisition of MPC was structured as a stock purchase and therefore the values assigned to the intangible assets and goodwill are not deductible for tax purposes. Deferred tax liabilities of $233,000 were recognized as part of the transaction. The excess of the acquisition consideration, including the estimated fair value of the earn-out, over the fair value of net assets acquired was recorded as goodwill. Our allocation of the acquisition consideration to the assets acquired and liabilities assumed was as follows (in thousands):

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

The unaudited pro forma results of operations data are derived from our consolidated financial statements and MPC and include pro forma adjustments relating to the MPC acquisition that are of a recurring nature representing pro forma amortization of intangible assets. Included in the 2011 pro forma results are revenue of $1.4 million and net income of $96,000 related to MPC since the date of acquisition. The pro forma results were adjusted to assume all of acquisition expenses directly related to MPC were incurred on January 1, 2011. These pro forma results of operations do not give effect to any cost savings, revenue synergies, integration or restructuring costs.

The unaudited pro forma combined condensed results of operations are presented below as if the MPC acquisition had occurred on January 1, 2011 (in thousands, except per share amounts):

Year Ended December 31, 2011
Net sales	$100,638
Gross profit	$21,157
Income (loss) from operations	$(1,032)
Income (loss) before income taxes	$(624)
Net income (loss)	$(445)
Basic earnings (loss) per share	$(0.05)
Diluted earnings (loss) per share	$(0.05)

5.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$2,964	$2,804
Office furniture and equipment	1,365	1,371
Leasehold improvements	958	929

Total	5,287	5,104
Less: accumulated depreciation and amortization	(4,528)	(4,067)

Equipment, furniture and leasehold improvements, net	$759	$1,037

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $672,000 in 2012 and $502,000 in 2011.

6.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the year ended December 31, 2012.

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

Information regarding our acquisition-related intangible assets is as follows (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value
Trade names and trademarks	180	(180)	—	0
Customer relationships	1,275	(276)	—	999
Non-compete agreements	196	(126)	—	70

Total	$1,651	$(582)	$—	$1,069

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value
Acquired technology	$1,552	$(1,034)	$(518)	$—
Trade names and trademarks	180	(92)	—	88
Customer relationships	1,275	(141)	—	1,134
Non-compete agreements	196	(28)	—	168

Total	$3,203	$(1,295)	$(518)	$1,390

Amortization expense was $321,000 and $417,000 for 2012 and 2011, respectively. As of December 31, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

2013	$206
2014	135
2015	135
2016	130
2017	98
Thereafter	365

Total	$1,069

7.	Other Income, Net

The components of other income, net are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Litigation settlement, net	$—	$213
Realized gain on ARS	—	104
Difference on earn-out paid related to MPC acquisition	135	—
Interest income, net of interest expense	35	45
Other	(67)	60

Total	$103	$422

8.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011
U.S.	$1,687	$(717)
Foreign	(405)	88

Total	$1,282	$(629)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2012	2011
Current taxes:
Federal	$—	$(90)
State and local	27	33
Foreign	72	(11)

Current taxes	99	(68)
Deferred taxes:
Federal	$459	$—
State and local	—	—
Foreign	(192)	(98)

Deferred taxes	267	(98)

Total	$366	$(166)

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2012	2011
Net deferred income tax assets:
Depreciation and amortization	$917	$1,055
Accrued expenses and reserves	1,771	1,796
Net operating loss carryforwards	20,509	20,768
Capital loss carryforwards	290	345
Research and development credit carryforwards	2,535	2,535
Stock-based compensation	425	305

Gross deferred tax assets	26,447	26,804

Less: valuation allowance	(24,102)	(24,192)

Net deferred tax assets	$2,345	$2,612

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2012	2011
Net deferred tax assets:
Deferred tax assets—current	$296	$520
Deferred tax assets—non-current	2,255	2,302
Deferred tax liability	(206)	(210)

Net deferred tax assets	$2,345	$2,612

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
	2012	2011
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax credits	—	39.5
State income tax	0.7	(2.5)
International operations	(21.3)	(4.9)
Incentive stock options	1.0	7.9
Valuation allowance	(8.3)	(21.2)
Transaction costs	—	(6.1)
Expiration of state NOLs	22.1	(14.0)
Other, net	0.4	(6.3)

	28.6%	26.4%

At December 31, 2012, we had approximately $57.0 million of federal and $12.1 million of state net operating loss carryforwards, which have begun to expire including $4.8 million of state losses in 2012. Of the federal net operating loss carryforwards, $42.6 million will expire in 2022 and 2023. We also have $2.5 million of tax credit carryforwards, which begin to expire in 2022. Utilization of these carryforwards may be subject to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of a third-party study, and do not believe that an ownership change of more than 50 percentage points has occurred. We have evaluated all the material income tax positions taken on the Company’s income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2012 or 2011.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

9.	Commitments and Contingencies

Contractual Commitments

Our principal commitments consist of obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Taipei, Taiwan; Beijing, China; Seoul, Korea; Tokyo, Japan; Munich, Germany; and Trowbridge, United Kingdom. We also lease office space in Akron, Ohio and Boston, Massachusetts on a month-to-month basis.

Under the terms of our corporate headquarters lease signed in February 2004, if we default under the lease, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $400,000 at December 31, 2012.

Rent expense was $1.8 million in 2012 and $1.6 million in 2011.

As of December 31, 2012, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2012 are as follows (in thousands):

2013	$1,452
2014	1,046
2015	273
2016	273
2017	146
2018	97
2019	—

Total	$3,287

Volume Pricing Agreements

In conjunction with our activities under the OEM Distribution Agreements (“ODAs”) with Microsoft, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such

OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods and therefore no provision or reserve has been recorded as of December 31, 2012 or 2011.

10.	Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Inducement Plan was established in connection with the MPC acquisition and 250,000 shares have been allocated for award under the Inducement Plan. The number of shares available for award may be modified by our Board of Directors, subject to SEC and NASDAQ limitations. There were grants of options to purchase 211,450 shares of our common stock under the Inducement Plan during 2012.

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

	Year Ended December 31,
	2012	2011
Dividend yield	0%	0%
Expected life	3.8 years	3.9 years
Expected volatility	73%	74%
Risk-free interest rate	0.6%	1.1%

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2012 and 2011 was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Cost of revenue—service	$315	$668
Selling, general and administrative	521	1,363
Research and development	115	147

Total stock-based compensation expense	$951	$2,178

Per diluted share	$0.08	$0.21

Stock Option Activity

The following table summarizes stock option activity under the Plans for 2012 and 2011:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2011	1,942,723	$3.66	4.91
Granted at fair value	423,715	7.93
Exercised	(208,821)	2.94
Forfeited	(44,334)	3.32
Expired	(173,808)	5.74

Balance at December 31, 2011	1,939,475	$4.49	4.33
Granted at fair value	244,125	3.27
Exercised	(90,786)	2.41
Forfeited	(327,422)	6.67
Expired	(225,774)	7.24

Balance at December 31, 2012	1,539,618	$3.55	4.24	$363,000

Vested and expected to vest at December 31, 2012	1,491,531	$3.55	4.13	$362,000

Exercisable at December 31, 2012	1,181,590	$3.49	3.14	$343,000

At December 31, 2012, total compensation cost related to stock options granted to employees under the Plans but not yet recognized was $352,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options for 2012 and 2011:

	Year Ended December 31,
	2012	2011
Weighted average grant-date fair value for options granted during the year	$2.02	$4.52

Options in-the-money at December 31	606,666	708,441

Aggregate intrinsic value of options exercised	$73,000	$909,117

Restricted Stock Award Activity

The following table summarizes restricted stock award activity under the Stock Plan for 2012 and 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2010	42,000	$3.78
Granted	30,000	6.58
Vested	(45,000)	3.64
Forfeited	—	—

Unvested at December 31, 2011	27,000	$6.49
Granted	0	0
Vested	(27,000)	6.49
Forfeited	—	—

Unvested at December 31, 2012	0	$0

Expected to vest after December 31, 2012	0	$0

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price
Unvested at December 31, 2010	221,776	$5.27
Granted	312,760	$5.57
Vested	(260,803)	$3.85
Forfeited	(32,485)	$4.80

Unvested at December 31, 2011	241,248	$5.91
Granted	177,592	3.49
Vested	(148,743)	4.98
Forfeited	(33,584)	6.07

Unvested at December 31, 2012	236,513	$4.95

Expected to vest after December 31, 2012	215,912	$4.85

At December 31, 2012, total compensation cost related to restricted stock units granted under the Stock Plan but not yet recognized was $795,000 net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at December 31, 2012 and 2011:

	December 31,
	2012	2011
Stock options outstanding	1,539,618	1,939,475
Restricted stock units outstanding	236,513	241,248
Stock options available for future grant	1,157,149	617,086

Common stock reserved for future issuance	2,933,280	2,797,809

11.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan (“Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $346,000 in 2012 and $440,000 in 2011.

12.	Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue in 2012. Ford Motor Company (“Ford”) accounted for $9.7 million, or 10% of total revenue, in 2011.

Bluebird Soft, Inc. (“Bluebird”), a designer and manufacturer of handheld mobile devices, had an accounts receivable balance of $2.1 million, or 13% of total accounts receivable, as of December 31, 2012. Ford had an accounts receivable balance of $1.6 million, or 12% of total accounts receivable, as of December 31, 2011. No other customer accounted for 10% or more of total accounts receivable at December 31, 2012 or 2011.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”) which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2013. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa. Our current distribution agreements related to Windows Mobile expire in June 2014 with the exception of EMEA which expired on December 31, 2012 but which we expect to be renewed shortly. Our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012 and $4.6 million in 2011.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems in which we earn money for achieving certain predefined objectives. Under this rebate program we earned $888,000 in 2012 and $746,000 in 2011. These rebates are accounted for as a reduction in software cost of revenue.

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

Revenues by geography are based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2012	2011
Total revenue:
North America	$71,936	$74,699
Asia	23,721	17,909
Europe	5,694	4,151
Other foreign	43	84

Total revenue	$101,394	$96,843

	December 31,
	2012	2011
Long-lived assets:
North America	$3,663	$4,334
Asia	447	111
Europe	4,703	5,019

Total long-lived assets	$8,813	$9,464

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2012 and 2011:

	Condensed Consolidated Statements of Operations 2012
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$25,548	$24,505	$25,485	$25,856
Gross profit	4,802	4,390	4,842	5,025
Income (loss) from operations	(277)	(270)	1,115	611
Net income (loss)	$(188)	$(202)	$610	$696

Basic income (loss) per share	$(0.02)	$(0.02)	$0.06	$0.06

Diluted income (loss) per share	$(0.02)	$(0.02)	$0.05	$0.06

Shares used in calculation of income (loss) per share:
Basic	10,875	10,922	10,943	11,058

Diluted	10,875	10,922	11,474	11,310

	Condensed Consolidated Statements of Operations 2011
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$26,008	$23,422	$24,029	$23,384
Gross profit	5,250	5,107	4,804	4,288
Income (loss) from operations	405	14	(478)	(992)
Net income (loss)	$184	$21	$(166)	$(502)

Basic income (loss) per share	$0.02	$0.00	$(0.02)	$(0.05)

Diluted income (loss) per share	$0.02	$0.00	$(0.02)	$(0.05)

Shares used in calculation of income (loss) per share:
Basic	10,430	10,563	10,610	10,703

Diluted	11,704	10,529	10,610	10,703

	Condensed Consolidated Balance Sheets 2012
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$7,233	$10,515	$6,897	$9,903
Accounts receivable, net	17,714	15,013	16,586	16,095
Total current assets	36,077	36,442	36,972	36,978
Total assets	45,491	45,826	45,332	45,791
Third-party software fees payable	10,844	10,683	10,763	11,099
Accounts payable	766	338	202	553
Other accrued expenses	2,022	2,666	2,490	1,732
Accrued compensation	2,263	2,429	1,956	2,205
Total current liabilities	17,724	17,906	16,979	16,426
Common stock	127,797	128,203	128,123	128,401
Accumulated deficit	(99,840)	(100,042)	(99,432)	(98,736)
Total shareholders’ equity	27,374	27,531	27,971	29,005
Total liabilities and shareholders’ equity	45,491	45,826	45,332	45,791

	Condensed Consolidated Balance Sheets 2011
	March 31	June 30	September 30	December 31
	(in thousands)
Cash and cash equivalents	$8,304	$8,510	$9,053	$8,505
Accounts receivable, net	15,792	13,393	16,476	13,403
Total current assets	37,016	36,525	34,363	33,328
Long-term investments	122	116	116	—
Total assets	42,106	41,627	44,939	42,792
Third-party software fees payable	11,148	9,121	10,101	8,460
Accounts payable	541	372	373	695
Other accrued expenses	1,436	1,701	3,949	2,330
Accrued compensation	1,636	2,207	2,062	2,645
Total current liabilities	16,094	14,917	17,469	15,363
Common stock	125,282	126,032	126,682	127,318
Accumulated deficit	(99,005)	(98,984)	(99,150)	(99,652)
Total shareholders’ equity	25,789	26,505	26,915	27,035
Total liabilities and shareholders’ equity	42,106	41,627	44,939	42,792

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Other Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2013 annual meeting of shareholders to be filed with the SEC under the caption “The Company’s Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2012 and 2011.

B.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2012 and 2011.

C.	Consolidated Statements of Shareholders’ Equity for 2012 and 2011.

D.	Consolidated Statements of Cash Flows for 2012 and 2011.

2.	Financial Statement Schedules.

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

BSQUARE CORPORATION

Date:	February 22, 2013	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date:	February 22, 2013	By:	/s/ SCOTT C. MAHAN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 22, 2013, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRIAN T. CROWLEY Brian T. Crowley	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SCOTT C. MAHAN Scott C. Mahan	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Chairman of the Board

/S/ ANDREW HARRIES Andrew Harries	Director

/S/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director

/S/ SCOT E. LAND Scot E. Land	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1(1)(2)	Fourth Amended and Restated Stock Plan		10-Q	8/9/2012	10.19		000-27687
10.1(a)(1)(2)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)(2)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)(2)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Non-Qualified Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.3(1)	Form of Indemnification Agreement		S-1	8/17/1999	10.4		333-85351
10.4	Fifth Amendment to Office Lease Agreement between WA—Sunset North Bellevue, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.16	(a)	000-27687
10.4(a)	Rent Deferral Agreement between WA—Sunset North Bellevue, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.16	(b)	000-27687
10.5	Office lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.6(2)(3)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective as of July 1, 2012		10-Q	8/9/2012	10.12		000-27687
10.7(1)	Employment Agreement between Scott C. Mahan and BSQUARE Corporation		10-K	3/30/2004	10.20		000-27687
10.7(a)(1)	Amendment to Employment Letter Agreement between Scott Mahan and BSQUARE Corporation dated December 19, 2012	X
10.8(1)	Employment Agreement between Brian T. Crowley and BSQUARE Corporation		10-Q	5/12/2005	10.23		000-27687
10.8(a)(1)	Amendment to Employment Letter Agreement between Brian Crowley and BSQUARE Corporation dated December 19, 2012	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
10.9(3)	Hardware Design and Systems Integration Services Global Terms and Conditions, and Statements of Work #1 and #2 thereunder, between Ford Motor Company and BSQUARE Corporation, entered into on and effective as of December 30, 2009 (the “Ford Agreement”)		10-K	3/25/2010	10.18		000-27687
10.9(a)(3)	Amendment #1 to the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	8/12/2010	10.18	(a)	000-27687
10.9(b)(3)	Statement of Work #3 under the Ford Agreement, entered into on and effective as of June 29, 2010		10-Q	8/12/2010	10.18	(b)	000-27687
10.9(c)(3)	Amendment #1 to Statement of Work #3 under the Ford Agreement, entered into on October 21, 2010 and effective as of September 30, 2010		10-K	3/17/2011	10.18	(c)	000-27687
10.9(d)(3)	Amendment #2 to Statement of Work #3 under the Ford Agreement, entered into on October 14, 2010 and effective as of September 30, 2010		10-K	3/17/2011	10.18	(d)	000-27687
10.9(e)(3)	Amendment #3 to Statement of Work #3 under the Ford Agreement, entered into on February 6, 2011 and effective as of January 1, 2011		10-K	3/17/2011	10.18	(e)	000-27687
10.10(3)	Microsoft Master Vendor Agreement between Microsoft Corporation and BSQUARE Corporation effective as of June 6, 2008		10-Q	5/10/2012	10.18		000-27687
10.10(a)(3)	Statement of Work effective as of January 16, 2012 to Microsoft Master Vendor Agreement		10-Q	5/10/2012	10.18	(a)	000-27687
10.10(b)(3)	Statement of Work effective as of July 1, 2012 under the Microsoft Master Vendor Agreement		10-Q	8/9/2012	10.18	(b)	000-27687
10.12(3)	Share Purchase Agreement among BSQUARE Corporation and certain shareholders of MPC Data Limited		8-K	9/13/2011	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Replaces previously filed exhibit.
(3)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.