Form 10-K/A
period 2012-12-31
BSQUARE CORP /WA
filed 2013-04-30
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of common stock outstanding as of January 31, 2013: 11,104,985

EXPLANATORY NOTE

BSQUARE Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2013 (“Original Filing”), solely to (a) to modify the Report of Independent Registered Public Accounting Firm of Moss Adams LLP from “auditing standards” in the report on the audits of the consolidated financial statements to “the standards” of the Public Company Accounting Oversight Board (United States) and, accordingly, this Form 10-K/A amends and restates the Report of Independent Registered Public Accounting Firm in Item 8 of the Original Filing to give effect to the change discussed above; and (b) include the information required in Items 10-14 of Part III. The reference on the cover of the Original Filing to the incorporation by reference of the proxy statement related to the Company’s 2013 annual meeting of shareholders into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) and Rule 13a-14(b) certifications as included herein.

With the exception of the foregoing, no other information in the Original Filing has been supplemented, updated or amended, including, without limitation, any of the audited financial statements or other financial information included in Item 8 of the Original Filing. This Form 10-K/A is not intended to amend or otherwise update other information in the Original Filing and the aforementioned changes have no effect on the other parts of the Original Filing, the financial position of the Company as of December 31, 2012 and 2011, or the results of its operations and its cash flows for the years then ended. The disclosures in this Form 10-K/A continue to speak as of the date of the Original Filing and do not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART II

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 22, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2013:

Directors:

Name	Age	Position	Director Since	Term Expires
Brian T. Crowley	52	President and Chief Executive Officer, Director	2003	2014 (Class II)
Andrew Harries	50	Director	2012	2014 (Class II)
Elwood D. Howse, Jr	73	Director	2002	2015 (Class III)
Elliott H. Jurgensen, Jr	68	Chairman of the Board	2003	2013 (Class I)
Scot E. Land	58	Director	1998	2013 (Class I)
William D. Savoy	48	Director	2004	2015 (Class III)
Kendra A. VanderMeulen	61	Director	2005	2013 (Class I)

Executive Officers:

Name	Age	Position
Scott C. Mahan	48	Senior Vice President, Operations; Chief Financial Officer; Secretary and Treasurer
Mike Stipe	49	Senior Vice President, Worldwide Sales and Marketing
John F.K. Traynor	47	Senior Vice President, Products
Mark Whiteside	50	Senior Vice President, Professional Services

Brian T. Crowley has been our President and Chief Executive Officer and a director since July 2003. From April 2002 to July 2003, Mr. Crowley served as our Vice President, Product Development. From December 1999 to November 2001, Mr. Crowley held various positions at DataChannel, a developer of enterprise portals, including Vice President of Engineering and Vice President of Marketing. From April 1999 to December 1999, Mr. Crowley was Vice President, Operations of Consortio, a software company. From December 1997 to April 1999, Mr. Crowley was Director of Development at Sequel Technology, a network solutions provider. From 1986 to December 1997, Mr. Crowley held various positions at Applied Microsystems Corporation, including Vice President and General Manager of the Motorola products and quality assurance divisions. Mr. Crowley also serves as a director of Data IO Corporation and serves on the Western Washington University Business School Deans Advisory Board. Mr. Crowley holds a B.S. in Electrical Engineering from Arizona State University. The Board of Directors has concluded that Mr. Crowley should serve as a director because of the experience he brings as our Chief Executive

Officer as well as prior management experience within our industry in product development, engineering management, and mergers and acquisitions. As our Chief Executive Officer, Mr. Crowley has first-hand knowledge of our business and brings to our Board of Directors unique insight and knowledge of our operations and strategic opportunities.

Andrew Harries has been a director since November 2012. Mr. Harries was a co-founder of Sierra Wireless (NASDAQ: SWIR), a NASDAQ-listed wireless devices and applications vendor, and previously served as Sierra’s Senior Vice President of Sales, Marketing and Operations. Mr. Harries also was the co-founder of Zeugma Systems Inc. where he served as the President, CEO and board member from October 2004 until Tellabs Inc. acquired substantially all of Zeugma in November 2010, after which Mr. Harries provided consulting services to Zeugma until December 2011. During his career, Mr. Harries has also held a variety of positions at Motorola Inc., and currently runs his own advisory and consulting practice. He currently serves on the boards of directors of Norsat International, Inc., a publicly held company that provides data, audio and video communications solutions to challenging environments, and Science World British Columbia, a world class interactive science and technology museum. He also chairs the Dean’s External Advisory Board, Beedie School of Business at Simon Fraser University. Mr. Harries holds a Master of Business Administration, Marketing and Finance from Simon Fraser University. The Board of Directors has concluded that Mr. Harries should serve as a director because of his embedded industry expertise and extensive management and sales and marketing experience. He also has experience as a public company board member.

Elwood D. Howse, Jr. has been a director since November 2002. Mr. Howse was formerly President of Cable & Howse Ventures, a Northwest venture capital management firm he helped form in 1977. In 1982 Mr. Howse also participated in the founding of Cable, Howse and Ragen, an investment banking and stock brokerage firm. Mr. Howse has served as corporate director and advisor to various public, private and non-profit enterprises. He served on the board of the National Venture Capital Association and is past President of the Stanford Business School Alumni Association. He currently serves on the boards of directors of Capstone Therapeutics Corp., a publicly traded company, Formotus, Inc., Stella Therapeutics, Inc. and BeneSol Corporation, all of which are privately held, and not-for profits Junior Achievement USA and Junior Achievement of Washington. He has served on a number of other corporate boards in the past. Mr. Howse received both a B.S. in engineering and an M.B.A. from Stanford University and served in the U.S. Navy submarine force. The Board of Directors has concluded that Mr. Howse should serve as a director because of his extensive service as a venture capitalist, board member and advisor to several other technology companies, which enables him to provide essential strategic leadership to our management team and Board of Directors. In addition, Mr. Howse brings to our Board of Directors substantial financial expertise which enables him to serve as the Chair of our audit committee.

Elliott H. Jurgensen, Jr. has been a director since January 2003 and has served as the Chairman of the Board since October 2008. Mr. Jurgensen retired from KPMG LLP, an international public accounting firm, in January 2003 after 32 years, including 23 years as an audit partner. During his public accounting career at KPMG, he held a number of leadership positions, including Managing Partner of the Bellevue, Washington office from 1982 to 1991 and Managing partner of the Seattle, Washington office from 1993 to 2002. He is also a director of ASG Consolidated LLC, a large privately owned seafood catcher processor company, and Tableau Software, Inc., a privately owned business intelligence software company. Mr. Jurgensen was also a director of McCormick & Schmick’s Seafood Restaurants, Inc., a publicly owned restaurant operating company, from July 2004 until December 2011 when it was sold; a director of Isilon Systems, Inc., a publicly owned data storage and management company from April 2006 to December 2010 when it was sold; and a director of Varolii Corporation, a privately owned software messaging service company, from August 2007 to June 2011 when he resigned. Mr. Jurgensen has a B.S. in accounting from San Jose State University. His career at KPMG gives him the requisite experience to qualify as an “audit committee financial expert” having “financial sophistication” for audit committee purposes. The Board of Directors has concluded that Mr. Jurgensen should serve as a director because he brings to our Board of Directors substantial financial expertise that includes extensive knowledge of the complex financial and operational issues facing publicly-traded companies, and a deep understanding of accounting principles and financial reporting rules and regulations. He also brings professional service expertise, technology industry experience, experience as a public company board member, and sales and marketing experience at KPMG.

Scot E. Land has been a director since February 1998. From 2010 to present Mr. Land has served as President and cofounder of Biotect LLC, a developer of rapid, portable PRC platforms and accompanying assays for early bacterial and viral pathogen detection. From 2006 to 2010 Mr. Land served as founder and Executive Vice President for Veratect, a provider of early pandemic alert systems. During 2006, Mr. Land also served as Executive Director, Program on Technology Commercialization, University of Washington. Prior to joining the faculty of the University of Washington, Mr. Land was a Managing Director of Cascadia Capital LLC. Mr. Land was a founder and Managing Director of Encompass Ventures from September 1997 to July 2005, a Senior Technology Analyst and Strategic Planning Consultant with Microsoft from June 1995 to September 1997, and a technology research analyst and investment banker for First Marathon Securities, a Canadian investment bank, from September 1993 to April 1995. From October 1988 to February 1993, Mr. Land was the founder, President and Chief Executive Officer of InVision Technologies (acquired by GE in 1994) founded by Mr. Land in October 1988, which designs and manufacturers high-speed computer-aided topography systems for automatic explosives detection for aviation and government facilities security. Prior to founding InVision Technologies, Mr. Land served as a principal in the international consulting practice of Ernst & Young LLP, a public accounting firm, from April 1984 to October 1988. Mr. Land serves as a director of several privately held companies. The Board of Directors has concluded that Mr. Land should serve as a director because he brings experience as a former Chief Executive Officer as well as management and board experience within the Company’s industry. He also has experience as a public company board member. Mr. Land’s expertise contributes business operational knowledge and strategic planning skills, along with experience important to our corporate development and mergers and acquisitions activities.

William D. Savoy has been a director since May 2004. Between 2004 and 2007, Mr. Savoy consulted with The Muckleshoot Indian Tribe on investment-related matters, strategic planning and economic development. Mr. Savoy served as a consultant for Vulcan Inc., an investment entity that manages the personal financial activities of Paul Allen, from September 2003 to December 2005. Vulcan Inc. resulted from the consolidation in 2000 of Vulcan Ventures Inc., a venture capital fund, and Vulcan Northwest. Mr. Savoy served in various capacities at Vulcan Inc. and its predecessors from 1988 to September 2003, most recently as President of the portfolio and asset management division, managing Vulcan’s commercial real estate, hedge fund, treasury and other financial activities, and as President of both Vulcan Northwest and Vulcan Ventures. Mr. Savoy served as President and Chief Executive Officer of Layered, Inc., a software company, from June 1989 until its sale in June 1990 and as its Chief Financial Officer from August 1988 to June 1989. He also previously served as a director of Drugstore.com, a publicly traded company, where he was a member of the audit committee and chairman of the compensation committee. Mr. Savoy received a B.S. in computer science, accounting and finance from Atlantic Union College. Mr. Savoy has financial expertise, industry experience with portfolio companies, experience managing product development, and mergers and acquisitions and he has held board positions with other publicly traded companies. He also has indirect experience managing engineering efforts. The Board of Directors has concluded that Mr. Savoy should serve as a director because his experience as a chief executive officer, and in various other executive roles, has provided him with broad leadership and executive experience, which contributes operational knowledge and strategic planning skills, along with knowledge important to our corporate development and our mergers and acquisitions activities.

Kendra A. VanderMeulen has been a director since March 2005. Ms. VanderMeulen is currently the President of the National Christian Foundation, Seattle, a position she has held since 2007. She served as Executive Vice President, Mobile at InfoSpace from May 2003 to December 2004, and is an active board member or advisor to a variety of privately held companies in the wireless Internet arena, including Inrix, Inc. Ms. VanderMeulen joined AT&T Wireless (formerly McCaw Cellular Communications) in 1994 to lead the formation of the wireless data division. Prior to McCaw Cellular Communications, Ms. VanderMeulen served as Chief Operating Officer and President of the Communications Systems Group of Cincinnati Bell Information Systems (now Convergys). She also held a variety of business and technical management positions at AT&T in the fields of software development, voice processing, and signaling systems. Ms. VanderMeulen received a B.S. in mathematics from Marietta College and an M.S. in computer science from Ohio State University. She is the recipient of the 1999 Catherine B. Cleary award as the outstanding woman leader of AT&T. Ms. VanderMeulen has broad industry experience both in management and as a board member. She also brings experience in managing product development, sales and marketing efforts, mergers and acquisitions, and directly managing engineering efforts. The Board of Directors has concluded that Ms. VanderMeulen should serve as a director because of her experience and deep understanding of the wireless Internet industry in which we compete. Her experience at AT&T has provided her with broad leadership and executive abilities, and her outside board experience as director of other technology companies enables her to provide essential strategic and corporate governance leadership to our management team and Board of Directors.

Scott C. Mahan, our Senior Vice President, Operations, Chief Financial Officer, Secretary and Treasurer, joined Bsquare in January 2004. From October 2003 to December 2003, Mr. Mahan served as a consultant to Bsquare. From February 2003 to July 2003, Mr. Mahan served as the Interim Chief Financial Officer and Head of Business & Corporate Development at Cranium, Inc., a games manufacturer. From March 2002 to November 2002, Mr. Mahan served as Chief Operating Officer at Xylo, Inc., a company that provided human resource technology and services to Fortune 1000 companies, and from June 1998 to December 2001 as Chief Financial Officer and Vice President, Administration at Qpass, Inc, a provider of billing services to wireless carriers. Prior to that, Mr. Mahan also held roles at Sequel Technology Corporation, Spry, Inc., Paccar Inc. and Ernst & Young LLP. Mr. Mahan holds a B.S. in management from Tulane University.

Mike T. Stipe has been our Senior Vice President, Worldwide Sales and Marketing since October 2012, where his duties include the direction and management of software sales and licensing, professional services sales, and marketing strategy worldwide. Prior to this role, he was president and co-founder at Arynga. From 2009 to 2012, Mr. Stipe was the Vice President, Sales for Teleca, an embedded software solution provider based in Malmo, Sweden. Mr. Stipe has held a number of other executive management positions in sales and marketing, including Sr. Director Services Sales, Wind River (acquired by Intel), Vice President, Sales, Altium, where he was responsible for the North America subsidiary of the Australian company, Vice President,Sales & Marketing, Effnet, Vice President, Sales, NonStopNet, and District Sales Manager, Motorola. Mr. Stipe holds a degree in Business Administration from the College of Idaho.

John F.K. Traynor, our Senior Vice President, Products, joined Bsquare in September 2010. From November 2009 to September 2010, Mr. Traynor was President of Jazin Company, LLC, an advisory services firm, where he provided product management and marketing advisory services. From August 2008 to November 2009, Mr. Traynor was the Vice President, Product Management for Palm, Inc., a consumer device company, where he was responsible for creating new mobile products. From 1991 until his employment with Palm, Inc., Mr. Traynor spent 16 years with Microsoft where he most recently held key management positions defining and launching products in the mobility space. Mr. Traynor holds a Bachelor of Arts in Finance and Economics from King’s University College at the University of Western Ontario in London, Canada and a Master of Business Administration in Strategic Management from the Schulich School of Business at York University in Toronto, Canada.

Mark D. Whiteside, our Senior Vice President, Professional Services, joined Bsquare in May 2011, where his duties include managing the Company’s consulting services resources for design, development, project management and education. Prior to this role, he was a Wireless Services Executive with IBM. Prior to that, from 2004 to 2007, Mr. Whiteside was the Chief Operating Officer at Vallent Inc., a wireless performance management software provider which was purchased by IBM from February 2007 to December 2007. Mr. Whiteside has held a number of other executive roles in global technology companies including EMEA Vice President Wireless Services based in London for Marconi PLC and Global Vice President of Services for MSI, a mediation middleware company purchased by Marconi PLC. He was also General Manager of International Business at Holocentric and Director of Customer Services, Asia Pacific based in Singapore for Sequent Computers. Mr. Whiteside holds a Bachelor of Arts in Computer Sciences from the University of California, San Diego.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish to the Company copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2012, its officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics in compliance with applicable rules of the SEC that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions, as well as to all members of the Board of Directors and all other employees of the Company. A copy of this policy is available on the Management and Governance page on our website at www.bsquare.com or free of charge upon written request to the attention of the Secretary of the Company, by regular mail at our principal executive offices, email to investorrelations@bsquare.com, or fax at 425-519-5998. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC. There were no such amendments to, or waivers from, our Code of Business Conduct and Ethics during 2012.

Audit Committee

The Board of Directors has a standing Audit Committee established for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee currently consists of Messrs. Howse (Committee Chair), Jurgensen and Land. The Board of Directors has determined that, after consideration of all relevant factors, Messrs. Howse, Jurgensen and Land qualify as “independent” directors under applicable Nasdaq and SEC rules. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any current subsidiary of the Company, at any time during the past three years. The Board of Directors has designated Mr. Jurgensen as the “audit committee financial expert” as defined under applicable SEC rules and has determined that Mr. Jurgensen possesses the requisite “financial sophistication” under applicable Nasdaq rules. The Audit Committee is responsible for overseeing our independent auditors, including their selection, retention and compensation, reviewing and approving the scope of audit and other services by our independent auditors, reviewing the accounting principles, policies, judgments and assumptions used in the preparation of our financial statements and reviewing the results of our audits. The Audit Committee is also responsible for reviewing the adequacy and effectiveness of our internal controls and procedures, including risk management, establishing procedures regarding complaints concerning accounting or auditing matters, reviewing and, if appropriate, approving related-party transactions, and reviewing compliance with our Code of Business Conduct and Ethics.

The Audit Committee operates under a written charter setting forth the functions and responsibilities of the committee, which is reviewed annually by the committee and amended by the Board of Directors as is determined to be necessary or desirable. A current copy of the Audit Committee charter is available on our website at www.bsquare.com on the Management and Governance page.

Item 11.	Executive Compensation.

Executive Officer Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the past two fiscal years by (i) our chief executive officer and (ii) the two most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of 2012 and whose total compensation for 2012 exceeded $100,000 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Brian T. Crowley	2012	$295,000	$—	$62,850	$6,915	$364,765
President and Chief Executive Officer	2011	$270,000	$—	$437,691	$13,306	$720,997
Scott C. Mahan	2012	$230,000	$—	$41,900	$8,675	$280,665
Senior Vice President, Operations, Chief Financial Officer, Secretary and Treasurer	2011	$208,000	$—	$246,919	$10,418	$465,337
Mark D. Whiteside (3)	2012	$207,000	$—	$167,600	$5,296	$379,896
Senior Vice President, Professional Services

(1)	The amounts in this column reflect the aggregate grant-date fair value of restricted stock units granted under our Annual Executive Bonus Program (“AEBP”) and other special grants as determined by the Board of Directors. These amounts are determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation. The amounts included for a particular year reflect only the awards treated as granted in that year. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these award amounts are set forth in Note 10 (Shareholders’ Equity) to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Represents 401(k) matching employer contributions, premiums paid by the Company under a group life insurance plan, and an allowance for mobile telephone and data service, which includes personal use.
(3)	Mr. Whiteside joined the Company in May 2011. His compensation for 2011 is not included because Mr. Whiteside was not a named executive officer that year.

Employment Agreements with Named Executive Officers

We have agreements with our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group. Under the agreements with Mr. Crowley and Mr. Mahan, if either officer is terminated without cause (as defined in the applicable agreement, subject to certain exceptions), they will receive termination payments equal to six months of their annual base salary, paid on our normal payroll schedule. In addition, the equity awards held by Mr. Crowley and Mr. Mahan would continue to vest post-termination over the period during which they receive these termination payments. Mr. Crowley and Mr. Mahan are entitled to these termination payments provided they enter into a separation and release agreement acceptable to the Company which includes, among other things, non-solicitation and non-competition provisions that apply for a period of twelve months following termination and an obligation to protect the property of the Company, including intellectual property.

Under the employment agreement with Mr. Whiteside, if he is terminated without cause (as defined in the agreement, subject to certain exceptions) and provided that he enters into a release of any employment-related claims acceptable to the Company, he will receive termination payments equal to four months of his annual base salary, paid on our normal payroll schedule. In addition, the stock options held by Mr. Whiteside would continue to vest post-termination for 120 days from the termination date.

No other benefits accrue to the named executive officers under their severance arrangements (such as continuation of medical benefits) under their current employment contracts.

There are no individual change-in-control agreements in effect with any of our named executive officers. The terms of our Fourth Amended and Restated Stock Plan (the “Stock Plan”) do not specifically provide for accelerated vesting of equity awards for participants in the event of a change in control. Instead, the Stock Plan provides that individual equity award agreements may provide for accelerated vesting in connection with certain transactions defined in the Stock Plan (including certain change-in-control transactions). No currently outstanding equity award agreement provides for such acceleration of vesting. In addition, the Stock Plan provides that the Board of Directors may elect to accelerate vesting for any Stock Plan participant at such times and in such amounts as the Board of Directors determines. Any change in control agreement with an executive officer, should it be deemed necessary, would require approval by the Compensation Committee and the Board of Directors.

Determination of Compensation

Total Compensation

For purposes of evaluating executive officer total compensation including base salary, discretionary bonus, equity awards and incentive compensation, the Compensation Committee primarily considers two factors:

•	Benchmark data: Historically, the Compensation Committee has engaged a compensation consultant on an annual basis to review and benchmark our executive compensation programs.

•

Company and individual-specific factors: In addition to considering compensation levels of executives at similarly sized regional public companies, the Compensation Committee, in conjunction with the Chief Executive Officer, reviews the Company’s financial performance objectives as well as non-financial performance objectives applicable to each executive (other than the Chief Executive Officer). The Company’s financial performance objectives are determined through collaboration with the Chief Executive Officer, the Board of Directors and the Compensation Committee. The non-financial performance objectives applicable to each executive officer (other than the Chief Executive Officer) are determined in collaboration with the Chief Executive Officer, the executive officer and the Compensation Committee. The Compensation Committee, without input from the Chief Executive Officer, determines the financial and non-financial performance objectives applicable to the Chief Executive Officer. These objectives and associated awards are governed by the Annual Executive Bonus Program (“AEBP”) with respect to Mr. Crowley, Mr. Mahan, and other executive officers who are not members of the sales team. Those executive officers who are also members of the sales team participate in individual sales compensation plans. The AEBP is described below under “Incentive Plan Compensation.”

Base Salary and Discretionary Bonus

The Compensation Committee’s goal is to provide a competitive base salary for our executive officers. The Compensation Committee has not established any formal guidelines for purposes of setting base salaries (such as payment at a particular percentile of the benchmark group), but instead considers the benchmark data along with the Company’s performance and the individual’s performance and experience in determining what represents a competitive salary. The Compensation Committee also considers these factors in its recommendations to the Board of Directors regarding whether and in what amounts to award discretionary cash bonuses, apart from cash awards that may be provided for under incentive plans.

With respect to 2011, in response to overall economic conditions and a need for the Company to proactively manage expenses, our Chief Executive Officer, in conjunction with the Compensation Committee and the Board of Directors, determined that salaries for the executive officers would not be changed. The Compensation Committee and the Board of Directors also determined that the Chief Executive Officer’s salary would not be changed with respect to 2011 for the same reasons. As such, for 2011 Mr. Crowley’s annual base salary remained at $270,000 and Mr. Mahan’s annual base salary remained at $208,000. Mr. Whiteside joined the Company in May 2011at an annual base salary of $200,000.

In 2011, the Compensation Committee engaged a compensation consultant to review and benchmark the Company’s executive compensation programs. A nationally recognized, technology-oriented compensation survey, which included both private and public companies whose annual revenue was between $80 million to $95 million, was used for purposes of benchmarking. The Compensation Committee, after evaluating benchmark data and the company- and individual-specific factors outlined above, recommended to the Board of Directors that the annual base salaries of certain of the Company’s executive officers be increased. The Board of Directors approved this recommendation in February 2012, with the increases effective as of January 1, 2012.

The annual base salaries of our named executive officers after giving effect to these increases, and in effect as of the date of this report, are as follows:

Name	Annual Base Salary
Brian T. Crowley	$295,000
Scott C. Mahan	$230,000
Mark D. Whiteside	$207,000

Equity Awards

Longer-term incentives in the form of grants of stock options, restricted stock, restricted stock units and other forms of equity instruments to executive officers are governed by the Stock Plan and are made both under incentive compensation plans and outside of those plans.

The Compensation Committee recommends grants and awards of stock options and other forms of equity instruments awarded to our executive officers under the Stock Plan. Grants and awards recommended by the Compensation Committee are then submitted to the Board of Directors for approval. Stock options have historically been granted at the time of hire of an executive officer. Further, the Compensation Committee periodically reviews the equity ownership of the executive officers and may recommend to the Board of Directors additional awards of equity instruments under the Stock Plan based on a number of factors, including benchmark data, Company performance and individual performance, the vested status of currently outstanding equity awards, the executive’s equity ownership in relation to the other executives and other factors. The Compensation Committee maintains no formal guidelines for these periodic reviews. Stock options are awarded with exercise prices equal to the closing market price per share of our common stock on the grant date.

In February 2012, the Compensation Committee recommended and the Board of Directors approved new grants of restricted stock units to certain executive officers, including the named executive officers, in order to keep a healthy long-term incentive in place as older grants have vested. The awards to our named executive officers were in the amounts of 15,000 restricted stock units to Mr. Crowley, 10,000 restricted stock units to Mr. Mahan and 40,000 restricted stock units to Mr. Whiteside. These grants vest annually in equal installments over four years.

Incentive Plan Compensation

Our named executive officers also participate in incentive compensation programs as described below. Mr. Crowley, Mr. Mahan and Mr. Whiteside, as well as other executive officers of the Company who are not members of the sales team, participate in the AEBP.

The objectives of the AEBP are to:

•	Encourage and reward individual and corporate performance;

•	Seek alignment of executive officers’ compensation with shareholder interests on both a short-term and long-term basis; and

•	Attract and retain highly-qualified executives.

The AEBP, under which executive officers, other than the Company’s Senior Vice President, Worldwide Sales and Marketing, have the potential to earn awards of cash and restricted stock units, is maintained in collaboration among the Compensation Committee, the Board of Directors and the Chief Executive Officer. Payment under the AEBP is contingent on the achievement of an adjusted annual net income target for the Company and the achievement of individual objectives set for the executive. Individual objectives may be related to achievements such as growing revenue streams, developing successful new products, maintaining low involuntary employee turnover and improving infrastructure to enhance business velocity.

The amount of bonus earned under the AEBP is determined by the following formula, the elements of which are described below:

Bonus Amount =	Base Salary * Target Bonus Opportunity * Company Achievement Multiplier (50% to 130%) * Individual Achievement Multipliers (0% to 100%)

Target Bonus Opportunity. The Target Bonus Opportunity for each executive officer is set as a percentage of base salary. The philosophy used by the Compensation Committee in setting the Target Bonus Opportunity is similar to that used in setting base salaries for the executive officers, including consideration of the benchmark data described previously, among other things. The 2012 Target Bonus Opportunity percentages were as follows for the named executive officers:

Title	Target Bonus Opportunity
Chief Executive Officer	65%
Chief Financial Officer	50%
Senior Vice President, Professional Services	40%

Company Achievement Multiplier. The Compensation Committee, in conjunction with the Chief Executive Officer and Board of Directors, determines the threshold financial measures that the Company must meet in order for executives to earn bonuses under the AEBP. Because reported net income contains equity-based compensation expense, and because the actual amount of compensation expense is variable based on factors largely out of the control of the executive team, the Compensation Committee has decided that net income with equity-based expense added back, or “adjusted net income,” will be used as the primary measure for achievement in the AEBP. Additionally, because it is not possible to accurately forecast the amount of executive bonuses earned at the start of the year, and because executive bonuses are not included in the Company’s annual budget, adjusted net income excludes any executive bonus expense. The Compensation Committee also has discretion to make other adjustments based on particular facts and circumstances that may arise. The Compensation Committee has set three adjusted net income targets:

Bonus Trigger: This is the minimum amount of adjusted net income that the Company must earn in order for any AEBP bonuses to be paid. Once adjusted net income reaches this amount, the Company Achievement Multiplier is set at 50%.

Bonus Target: This is the target adjusted net income level at which the Company Achievement Multiplier is set at 100%. This number corresponds to the net income number set forth in the 2012 budget that is formally approved by the Board of Directors, with any 2012 equity-based compensation expense estimate added back.

Bonus Cap: This is the adjusted net income level at which the Company Achievement Multiplier will cap at 130%.

If the Company does not achieve the Bonus Trigger, then the Company Achievement Multiplier is set at 0%, and no bonuses are paid under the AEBP.

When adjusted net income falls between the Bonus Trigger and the Bonus Target, the Company Achievement Multiplier will be prorated from 0% to 100%. When adjusted net income falls between the Bonus Target and the Bonus Cap, the Company Achievement Multiplier will be prorated from 100% to 130%. If adjusted net income is greater than the Bonus Cap, the Company Achievement Multiplier will remain capped at 130%.

For 2012, the financial targets for the Company Achievement Multiplier were as follows:

	Adjusted Net Income			Bonus Percentage
Description	Minimum	Maximum
Below Trigger	$0		$4,683,199	0%
Trigger to Target	$4,683,200		$5,853,999	0% to 100% prorated
Target	$5,854,000		$5,854,000	100%
Above Target	$5,854,001		$7,610,200	100% to 130% prorated
	$7,610,200	$	and above	capped at 130%

Individual Achievement Multiplier. Each executive other than the Chief Executive Officer is assigned objectives by the Chief Executive Officer. The Compensation Committee in conjunction with the Board of Directors determines the Chief Executive Officer’s objectives. Objectives for executives other than the Chief Executive Officer may be modified by the Chief Executive Officer during the year in order to suit current business conditions. Objectives are meant to provide guidance and incentive for each executive in the day to day operation of a particular business function.

Each objective carries a particular weighting, with the sum of all objective weightings adding up to 100%.

At the end of the year, the Chief Executive Officer reviews each objective with the particular executive, and determines if the objective was achieved (0% or 100%), or in the case of a prorated objective, what percentage of the objective was achieved. The Chief Executive Officer’s determination is reviewed by the Compensation Committee. The Compensation Committee reviews the Chief Executive Officer’s achievement of objectives.

The Individual Achievement Multiplier is then determined by multiplying the achievement level of each objective by the assigned weighting for that objective. The results for all objectives are then added together to form the Individual Achievement Multiplier. For example, if an executive had four objectives, each weighted at 25%, the Individual Achievement Multiplier would be determined as follows:

Individual Achievement Multiplier =	(Objective 1 Achievement % * 25%) + (Objective 2 Achievement % * 25%) + (Objective 3 Achievement % * 25%) + (Objective 4 Achievement % * 25%)

As noted above, the objective achievement percentage for pass/fail objectives will be 0% or 100%. For prorated objectives, the objective achievement percentage will be prorated between 0% and 100%, inclusive.

Payment of Bonuses. When an executive earns a bonus under the AEBP, the mix of consideration is dependent on the amount of bonus earned. The amount of the bonus which is up to or equal to 50% of the executive’s base salary (or prorated base salary if the executive was not with us for the full year) is paid in cash, with the remainder paid in the form of restricted stock units which vest over two years in four equal installments semiannually on the last day of July and December of the two years following the year as to which the bonus is payable. The total number of restricted stock units in the grant is determined by dividing the non-cash portion of the bonus by the closing price of our common stock on the date of grant. Generally, the Compensation Committee and Chief Executive Officer will attempt to complete bonus calculations as quickly as possible once the fiscal year ends and our finance team has delivered a stable view of adjusted net income for the year. Once the bonus calculations are complete, they must be presented to and approved by the Board of Directors. If restricted stock units are to be awarded to executives, the grant date will be the date that the AEBP awards are approved by the Board of Directors.

Executives must be employed by us at the end of the measurement year in order to be eligible for a bonus. If an executive leaves the employ of the Company before previously awarded restricted stock units have fully vested, any unvested units will be forfeited.

2012 Bonus Amounts. In 2012, our adjusted net income did not reach the minimum trigger, and therefore no bonuses were achieved.

Other Compensation and Perquisites

Executives are eligible to participate in standard benefit plans available to all employees including the Company’s 401(k) retirement plan, medical, dental, disability, vacation and sick leave and life and accident insurance. The same terms apply to all employees for these benefits except where the value of the benefit may be greater for executives due to the fact that they are more highly compensated than most other employees (e.g., disability benefits). However, all executive officers receive a phone allowance of $1,800 per year, as do other employees whose job responsibility requires them to be on call. The individuals receiving the allowance are not reimbursed for normal cell phone usage. We provide no pension or deferred compensation benefits to our executive officers. We do not currently have in place any tax “gross-up” arrangements with our executives.

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by the named executive officers as of December 31, 2012:

	Option Awards						Stock Awards (4)
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($) (1)	Option Expiration Date (2)		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Name	Grant Date	Exercisable (#)	Unexercisable (#)
Brian T. Crowley	07/24/2003	75,000	—	4.00	07/24/2013
	09/21/2004	125,000	—	2.32	09/21/2014
	03/23/2007	50,000	—	4.34	03/23/2017
	03/20/2008	45,000	—	3.80	03/20/2018
	06/30/2011						31,250	91,638
	02/13/2012						12,187	35,737

Scott C. Mahan	01/07/2004	37,500	—	6.47	01/07/2014
	09/21/2004	62,500	—	2.32	09/21/2014
	03/23/2007	35,000	—	4.34	03/23/2017
	03/20/2008	25,000	—	3.80	03/20/2018
	06/30/2011						18,750	54,938
	02/13/2012						8,125	23,826

Mark D. Whiteside	05/09/2011	12,500	37,500	6.17	05/09/2021	(3)
	02/13/2012						32,500	95,303

(1)	The option exercise price is the closing price of our common stock on the grant date.
(2)	All options outstanding expire ten years from the grant date.
(3)	These options vest annually over four years from the grant date.
(4)	The awards granted on June 30, 2011 are restricted stock units granted by the Board of Directors to compensate certain senior executives for performing their services at below market rates for the preceding years. These awards vest quarterly in equal installments over four years. The awards granted on February 13, 2012 are described above under “Determination of Compensation – Equity Awards.” These awards vest annually in equal installments over four years.
(5)	Based on the closing price of our common stock of $2.9324 on December 31, 2012.

Employee Benefit Plans

Fourth Amended and Restated Stock Plan

We have granted options to purchase common stock to our officers, directors, employees and consultants under the Stock Plan. The Stock Plan also enables us to grant restricted stock, restricted stock units and certain other equity-based compensation to our officers, directors, employees and consultants. We awarded restricted stock units to our directors in 2011 and 2012. We also awarded restricted stock units to certain of our officers and other employees in 2011 and 2012.

401(k) Plan

We maintain a tax-qualified 401(k) employee savings and retirement plan for eligible U.S. employees. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) plan in the amount equal to one-half of the first 6% of an employee’s contributions. Matching contributions are subject to a vesting schedule; all other contributions are fully vested at all times. We intend the 401(k) plan to qualify under Sections 401(k) and 501 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or the Company to the 401(k) plan and income earned, if any, on plan contributions are not taxable to employees until withdrawn from the 401(k) plan (except as regards Roth contributions), and so that we will be able to deduct our contributions when made. The trustee of the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in any of a number of investment options.

2012 Director Compensation

We have established a compensation plan to attract and retain qualified non-employee directors to serve on our Board of Directors. This plan includes cash and stock awards for directors for service on the Board of Directors and on committees.

When joining the board, Directors receive a one-time grant of 25,000 stock options, which vest quarterly over two years. The Chairman of the Board receives a one-time grant of 50,000 stock options when joining the Board (or 25,000 stock options if appointed as Chairman of the Board while already serving as a director). Thereafter, standing directors receive annual grants of restricted stock units. The number of shares underlying the restricted stock unit award is determined by dividing $50,000 by the Company’s closing stock price on the date of grant ($75,000 in the case of the Chairman of the Board). The restricted stock unit awards are granted on the earlier of (i) the day of the annual meeting of the Company’s shareholders or (ii) the last trading day of the Company’s second fiscal quarter. The awards vest quarterly over one year.

The Company also pays annual cash director fees of $30,000 to non-Chair directors and $40,000 to the Chairman of the Board, and annual Board Committee fees to Directors who serve on the Audit Committee of $10,000 and $5,000 to Directors who serve on other committees. The Chairs of the Governance and Nominating Committee and the Compensation Committees receive additional annual Board Committee fee compensation of $3,000. All cash amounts are payable in quarterly increments. Directors are also reimbursed for reasonable expenses incurred in attending Board of Directors and committee meetings. Mr. Crowley, our President and Chief Executive Officer and a member of our Board of Directors, does not receive additional compensation for services provided as a director.

The following table presents the 2012 compensation of our non-employee directors. The compensation of Mr. Crowley is described in the Summary Compensation Table in the section titled “Executive Officer Compensation.”

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Andrew Harries (2)	$—	$39,519	$39,519
Elwood D. Howse, Jr. (3)	$40,000	$50,000	$90,000
Elliott H. Jurgensen, Jr. (4)	$55,000	$74,998	$129,998
Scot E. Land (5)	$45,000	$50,000	$95,000
William D. Savoy (6)	$43,000	$50,000	$93,000
Kendra A. VanderMeulen (7)	$38,000	$50,000	$88,000

(1)	The amounts in this column reflect the aggregate grant-date fair value of restricted stock unit awards, determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation. The amounts included for a particular year reflect only the awards treated as granted in that year. Pursuant to SEC rules, the amounts shown disregard the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these award amounts are set forth in Note 10 (Shareholders’ Equity) to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	Mr. Harries held 25,000 stock options as of December 31, 2012.
(3)	Mr. Howse held 71,875 stock options and 8,417 restricted stock units as of December 31, 2012.
(4)	Mr. Jurgensen held 85,850 stock options and 12,626 restricted stock units as of December 31, 2012.
(5)	Mr. Land held 96,875 stock options and 8,417 restricted stock units as of December 31, 2012.
(6)	Mr. Savoy held 87,500 stock options and 8,417 restricted stock units as of December 31, 2012.
(7)	Ms. VanderMeulen held 74,125 stock options and 8,417 restricted stock units as of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table presents certain information regarding our common stock that may be issued upon the exercise of options and vesting of restricted stock units granted to employees, consultants or directors as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,578,931	(1)	$3.59	1,104,349	(2)
Equity compensation plans not approved by security holders	197,200		$3.32	52,800	(3)

(1)	Amount includes 236,513 restricted stock units granted and unvested as of December 31, 2012.
(2)	The Company’s Fourth Amended and Restated Stock Plan does not provide for any automatic annual increase in the number of shares reserved for issuance thereunder, and no increase has been made in 2013 as of the date of this report.
(3)	Indicates shares of our common stock reserved for issuance under the 2011 Inducement Award Plan (“Inducement Plan”), which we established in connection with our acquisition of MPC Data Limited in 2011. There were 250,000 shares allocated for award under the Inducement Plan at the time it was adopted. The number of shares available for issuance may be modified by our Board of Directors, subject to SEC and NASDAQ limitations. There were options to purchase 211,450 shares granted under the Inducement Plan during 2012 (some of which had terminated as of December 31, 2012, with the underlying common stock returned to the pool as available for issuance).

Security Ownership of Principal Shareholders, Directors and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2013 by:

•	each person who is known by us to own beneficially more than five percent of the outstanding shares of common stock;

•	each director of the Company;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares listed below under the heading “Total Common Stock Equivalents” is the aggregate beneficial ownership for each shareholder and includes:

•	common stock beneficially owned;

•	restricted stock awards;

•	currently vested options; and

•	stock options and restricted stock units that are not currently vested but will become vested within 60 days of March 29, 2013.

Of this total amount, the number of shares of common stock subject to options that are currently vested and stock options and restricted stock units that are not currently vested but will become vested within 60 days of March 29, 2013 are deemed outstanding for such shareholder (the “Deemed Outstanding Shares”) and are also separately listed below under the heading “Number of Shares Underlying Options and RSUs.” For purposes of calculating the number of shares beneficially owned by a shareholder, director or executive officer and resulting percentage ownership, the Deemed Outstanding Shares are not treated as outstanding for the purpose of computing the percentage ownership of common stock outstanding of any other person.

This table is based on information supplied by officers, directors, principal shareholders and filings made with the SEC. Percentage ownership is based on 11,136,132 shares of common stock outstanding as of March 29, 2013.

Unless otherwise noted below, the address for each shareholder listed below is: c/o BSQUARE Corporation, 110 110th Avenue NE, Suite 200, Bellevue, Washington 98004. Unless otherwise noted, each of the shareholders listed below has sole investment and voting power with respect to the common stock indicated, except to the extent shared by spouses under applicable law.

Name and Address of Beneficial Owner	Total Common Stock Equivalents	Number of Shares Underlying Options and RSUs	Percent of Common Stock Equivalents
5% Owners:
Palogic Value Management, L.P. (1)	686,909	—	6.2%
1700 Pacific Avenue Suite 4535 Dallas, TX 75201

Renaissance Technologies LLC (2)	627,975	—	5.6%
800 Third Ave, 33rd Floor New York, NY 10022

Directors and Executive Officers:
Andrew Harries	6,250	6,250	*
Elwood D. Howse, Jr.	122,918	71,875	1.1%
Elliott H. Jurgensen, Jr.	183,965	60,850	1.6%
Scot E. Land	123,188	71,875	1.1%
William D. Savoy	157,543	87,500	1.4%
Kendra A. VanderMeulen	123,168	74,125	1.1%
Brian T. Crowley	399,108	299,063	3.5%
Scott C. Mahan	225,499	162,500	2.0%
Mark D. Whiteside	34,738	27,500	*
All executive officers and directors as a group (3)	1,431,727	895,913	12.6%

*	Less than one percent.
(1)	The indicated ownership is based solely on a Schedule 13G/A filed with the SEC on January 23, 2013 by the reporting person and may have changed since the date of its filing.
(2)	The indicated ownership is based solely on a Schedule 13G/A filed with the SEC on February 12, 2013 by the reporting person and may have changed since the date of its filing.
(3)	Includes two additional executive officers in addition to the named executive officers and directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since January 1, 2011, nor are there any proposed transactions as of the date of this report, as to which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above in Item 11 under “2012 Director Compensation” and “Executive Officer Compensation.”

Board of Directors Independence

The Board of Directors has determined that, after consideration of all relevant factors, Messrs. Harries, Howse, Jurgensen, Land and Savoy and Ms. VanderMeulen, constituting a majority of our Board of Directors, qualify as “independent” directors as defined under applicable Nasdaq rules, and that such directors do not have any relationship with the Company that would interfere with the exercise of their independent business judgment.

Item 14.	Principal Accounting Fees and Services.

The Company’s Independent Auditors

The independent registered public accounting firm of Moss Adams LLP (“Moss Adams”) has acted as the Company’s auditor since May 2006 and has audited the Company’s financial statements for the years ending December 31, 2012 and 2011. Moss Adams is responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States and issuing a report on its audit.

The Audit Committee’s Charter provides that it shall have the sole authority and responsibility to select, evaluate and, if necessary, replace the Company’s independent registered public accounting firm. The Audit Committee has selected Moss Adams as the Company’s independent registered public accounting firm for the year ending December 31, 2013.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence. Unless the Audit Committee provides general pre-approval of a service to be provided by the auditor and the related fees, the service and fees must receive specific pre-approval from the Audit Committee.

Audit Fees

Moss Adams billed the Company for audit fees of $234,898 and $231,678 for the years ended December 31, 2012 and 2011, respectively. These audit fees related to professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, the reviews of the consolidated financial statements included in each of the Company’s quarterly reports on Form 10-Q and accounting services that relate to the audited consolidated financial statements and are necessary to comply with generally accepted auditing standards.

Audit-Related Fees

There were no fees billed for fiscal years 2012 or 2011 for assurance and related services by Moss Adams that were reasonably related to the performance of its audit of our financial statements and not reported under the caption “Audit Fees.”

Tax Fees

There were no fees billed for fiscal years 2012 or 2011 for tax compliance, tax advice or tax planning services rendered to the Company by Moss Adams.

All Other Fees

Moss Adams billed the Company $500 for fees related to acquisition accounting consultation and evaluation of the valuation report of the acquisition target during the year ended December 31, 2011. Moss Adams billed the company $5,000 for an audit of certain general and administrative related expenses during the years ended December 31, 2012 and 2011 related to an international tax credit.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The exhibits listed in the Exhibit Index following the signature page are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date: April 30, 2013	By:	/s/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: April 30, 2013	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.