Form 10-Q
period 2013-03-31
BSQUARE CORP /WA
filed 2013-05-09
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of April 30, 2013: 11,145,434

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,177	$9,903
Short-term investments	9,245	9,826
Accounts receivable, net of allowance for doubtful accounts of $285 at March 31, 2013 and $200 at December 31, 2012	12,639	16,095
Deferred tax assets	296	296
Prepaid expenses and other current assets	1,021	858

Total current assets	33,378	36,978
Equipment, furniture and leasehold improvements, net	626	759
Restricted cash	875	875
Deferred tax assets	2,255	2,255
Intangible assets, net	1,010	1,069
Goodwill	3,738	3,738
Other non-current assets	96	117

Total assets	$41,978	$45,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$8,712	$11,099
Accounts payable	276	553
Accrued compensation	1,862	2,205
Other accrued expenses	1,490	1,732
Deferred revenue	998	837

Total current liabilities	13,338	16,426
Deferred tax liability	206	206
Deferred rent	133	154
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,136,132 shares issued and outstanding at March 31, 2013 and 11,065,217 shares issued and outstanding at December 31, 2012	128,730	128,474
Accumulated other comprehensive loss	(831)	(733)
Accumulated deficit	(99,598)	(98,736)

Total shareholders’ equity	28,301	29,005

Total liabilities and shareholders’ equity	$41,978	$45,791

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Software	$16,511	$18,216
Service	4,359	7,332

Total revenue	20,870	25,548

Cost of revenue:
Software	13,167	14,607
Service	4,356	6,139

Total cost of revenue	17,523	20,746

Gross profit	3,347	4,802

Operating expenses:
Selling, general and administrative	3,631	4,139
Research and development	663	940

Total operating expenses	4,294	5,079

Loss from operations	(947)	(277)
Other income (expense), net	90	(9)

Loss before income taxes	(857)	(286)
Income tax benefit (expense)	(5)	98

Net loss	$(862)	$(188)

Basic loss per share	$(0.08)	$(0.02)

Diluted loss per share	$(0.08)	$(0.02)

Shares used in calculation of loss per share:
Basic	11,107	10,875

Diluted	11,107	10,875

Comprehensive loss:
Net loss	$(862)	$(188)
Other comprehensive income (expense):
Foreign currency translation, net of tax of $18 and $(45)	(96)	87
Change in unrealized gains on investments, net of tax of $1 and $(7)	(2)	13

Total other comprehensive income (expense)	(98)	100

Comprehensive loss	$(960)	$(88)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(862)	$(188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	241
Stock-based compensation	252	484
Deferred income tax benefit	—	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	3,456	(4,305)
Prepaid expenses and other assets	(142)	215
Third-party software fees payable	(2,387)	2,384
Accounts payable and accrued expenses	(862)	(627)
Deferred revenue	161	593
Deferred rent	(21)	(2)

Net cash used in operating activities	(195)	(1,242)
Cash flows from investing activities:
Purchases of equipment and furniture	(18)	(99)
Proceeds from maturities of short-term investments	5,375	1,000
Purchases of short-term investments	(4,796)	(956)

Net cash provided by (used in) by investing activities	561	(55)
Cash flows from financing activities—proceeds from exercise of stock options	1	68
Effect of exchange rate changes on cash	(93)	(43)

Net increase (decrease) in cash and cash equivalents	274	(1,272)
Cash and cash equivalents, beginning of period	9,903	8,505

Cash and cash equivalents, end of period	$10,177	$7,233

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2013 and our operating results and cash flows for the three months ended March 31, 2013 and 2012. The accompanying financial information as of December 31, 2012 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update became effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption did not impact our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Our adoption of ASU 2013-02 effective January 1, 2013 did not have any effect on our financial position, results of operations or cash flows.

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”) are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares of 689,805 and 1,001,637 were excluded from the computations of basic and diluted income per share for the three months ended March 31, 2013 and 2012, respectively because their effect was anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash	$4,239	$2,590
Cash equivalents:
Money market funds	5,938	7,313

Total cash equivalents	5,938	7,313

Total cash and cash equivalents	10,177	9,903
Short-term investments:
Municipal securities	—	356
Corporate commercial paper	1,475	4,374
Foreign government bonds	1,000	999
Corporate debt securities	6,770	4,097

Total short-term investments	9,245	9,826
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$20,297	$20,604

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2013 and December 31, 2012. Our restricted cash balance at March 31, 2013 and December 31, 2012 relates to a letter of credit which will continue to secure our corporate headquarter lease obligation to its expiration in 2014.

3. Fair Value Measurements

We measure our cash equivalents and marketable securities at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below (in thousands):

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$5,938	$—	$—	$5,938

Total cash equivalents	5,938	—	—	5,938
Short-term investments:
Municipal Securities	—	—	—	—
Corporate commercial paper	—	1,475	—	1,475
Foreign government bonds	—	1,000	—	1,000
Corporate debt securities	—	6,770	—	6,770

Total short-term investments	—	9,245	—	9,245
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$6,813	$9,245	$—	$16,058

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$7,313	$—	$—	$7,313

Total cash equivalents	7,313	—	—	7,313
Short-term investments:
Municipal securities	—	356	—	356
Corporate commercial paper	—	4,374	—	4,374
Foreign government bonds	—	999	—	999
Corporate debt securities	—	4,097	—	4,097

Total short-term investments	—	9,826	$—	9,826
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$8,188	$9,826	$—	$18,014

4. Goodwill and Intangible Assets

Goodwill relates to the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The business combination was accounted for using the acquisition method of accounting, which requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date measured at their fair values, including intangible assets acquired consisting of trade names and trademarks, non-compete agreements, and customer relationships. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. There was no change in the carrying amount of goodwill during the three months ended March 31, 2013.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(311)	964
Non-compete agreements	196	(150)	46

Total	$1,471	$(461)	$1,010

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(276)	999
Non-compete agreements	196	(126)	70

Total	$1,471	$(402)	$1,069

Amortization expense was $59,000 and $88,000 for the three months ended March 31, 2013 and 2012, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2013	$147
2014	135
2015	135
2016	130
2017	98
Thereafter	365

Total	$1,010

5. Shareholders’ Equity

Stock Options

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively, the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Inducement Plan was established in connection with the MPC acquisition. Initially, 250,000 shares were allocated for award under the Inducement Plan. As of March 31, 2013, there were 60,675 shares available for grant under the Inducement Plan. The number of shares available for award under the Inducement Plan may be modified by our Board of Directors, subject to SEC and NASDAQ limitations.

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

	Three Months Ended March 31,
	2013	2012
Dividend yield	0%	0%
Expected life	3.7 years	3.9 years
Expected volatility	68%	73%
Risk-free interest rate	0.6%	0.7%

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2013 and 2012 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Cost of revenue—service	$73	$107
Selling, general and administrative	149	344
Research and development	30	33

Total stock-based compensation expense	$252	$484

Per diluted share	$0.02	$0.04

Stock Option Activity

The following table summarizes stock option activity under the Plans for the three months ended March 31, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2013	1,539,618	$3.55
Granted at fair value	172,530	3.11
Exercised	(500)	2.45
Forfeited	(25,511)	3.48
Expired	(61,575)	4.62

Balance at March 31, 2013	1,624,562	$3.47	4.11	$464,000

Vested and expected to vest at March 31, 2013	1,564,503	$3.47	4.02	$461,000

Exercisable at March 31, 2013	1,170,786	$3.43	3.22	$430,000

At March 31, 2013, total compensation cost related to stock options granted but not yet recognized was $448,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately two years.

The following table summarizes certain information about stock options for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted-average grant-date fair value of option grants for the period	$1.65	$2.23

Options in-the-money at period end	615,419	707,028

Aggregate intrinsic value of options exercised	$1,000	$32,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	236,513	$4.95
Vested	(33,926)	4.46
Forfeited	(2,298)	6.97

Unvested at March 31, 2013	200,289	$5.29

Expected to vest after March 31, 2013	184,234	$5.25

At March 31, 2013, total compensation cost related to RSUs granted but not yet recognized was $644,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at March 31, 2013:

March 31, 2013
Stock options outstanding	1,624,562
Restricted stock units outstanding	200,289
Stock options available for future grant	1,071,705

Common stock reserved for future issuance	2,896,556

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Taipei, Taiwan; Beijing, China; Seoul, Korea; Tokyo, Japan; Munich, Germany; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio and Boston, Massachusetts.

If we default under the terms of our corporate headquarters lease in Bellevue, Washington, signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004. The amount of the forgiven payments for which the landlord can demand repayment was $339,000 at March 31, 2013.

Rent expense was $376,000 and $481,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2013	$1,119
2014	1,040
2015	265
2016	265
2017	137
Thereafter	91

Total commitments	$2,917

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods and therefore no provision or reserve has been recorded as of March 31, 2013.

7. Information about Geographic Areas

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
North America	$19,082	$20,137
Asia	904	4,065
Europe	884	1,346

Total revenue	$20,870	$25,548

	March 31, 2013	December 31, 2012
Long-lived assets:
North America	$3,541	$3,663
Asia	439	447
Europe	4,620	4,703

Total long-lived assets	$8,600	$8,813

8. Significant Risk Concentrations

Significant Customer

Future Electronics, a global distributor of electronic components, accounted for $2.2 million or, 11% of total revenue during the three months ended March 31, 2013. No other customer accounted for 10% or more of total revenue for the three months ended March 31, 2013 or March 31, 2012.

Microsoft had an accounts receivable balance of $1.7 million or, 13% of total accounts receivable as of March 31, 2013, of which $384,000 was subsequently collected. Bluebird Soft, Inc., a designer and manufacturer of handheld mobile devices, had an accounts receivable balance of $2.1 million, or 13% of total accounts receivable, as of December 31, 2012, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at March 31, 2013 or December 31, 2012.

Significant Supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2013. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, the Middle East, and Africa. Our current distribution agreements related to Windows Mobile expire in June 2014. Our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program we earned $220,000 and $209,000 during the three months ended March 31, 2013 and 2012, respectively. These rebates are accounted for as a reduction in software cost of revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have been providing software solutions to the smart, connected systems marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those which develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenue:
Software	79%	71%
Service	21	29

Total revenue	100	100

Cost of revenue:
Software	63	57
Service	21	24

Total cost of revenue	84	81

Gross profit	16	19
Operating expenses:
Selling, general and administrative	18	16
Research and development	3	4

Total operating expenses	21	20

Loss from operations	(5)	(1)
Other income, net	1	0

Loss before income taxes	(4)	(1)
Income tax benefit (expense)	0	0

Net loss	(4)%	(1)%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $4.7 million, or 18%, to $20.9 million for the three months ended March 31, 2013, from $25.5 million in the year-ago period. This decrease was driven by lower sales of Microsoft Windows Mobile operating systems and lower service revenue.

Revenue from our customers outside of North America decreased $3.6 million, or 67%, to $1.8 million for the three months ended March 31, 2013 compared to $5.4 million in the year-ago period. The decrease was primarily driven by a $1.2 million decline in sales of Windows Mobile operating systems into Korea given our rights to distribute there ended on October 31, 2012 and declines in service revenue in both Asia and Europe. We sold $4.5 million of Windows Mobile operating systems in Korea in fiscal 2012.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Software revenue:
Third-party software	$15,491	$17,079
Proprietary software	1,020	1,137

Total software revenue	$16,511	$18,216

Software revenue as a percentage of total revenue	79%	71%

Third-party software revenue as a percentage of total software revenue	94%	94%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue decreased $1.6 million, or 9%, for the three months ended March 31, 2013, from the year-ago period. The decrease was driven by a $1.5 million decrease in sales of Windows Mobile operating systems which, in turn, was driven by a $1.2 million decline in sales of Windows Mobile operating systems into Korea given our rights to distribute there ended on October 31, 2012. Proprietary software revenue decreased $117,000, or 10%, for the three months ended March 31, 2013, compared to the year-ago period. This decline was driven by lower sales of our TestQuest products.

Service revenue

Service revenue for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Service revenue	$4,359	$7,332

Service revenue as a percentage of total revenue	21%	29%

Service revenue decreased $3.0 million, or 41%, for the three months ended March 31, 2013, from the year-ago period. This decrease was primarily due to a $1.5 million decline in North American service revenue driven by a $479,000 decrease associated with the MyFord Touch program and a $960,000 decline at three customers with whom we currently have no active programs. We also experienced declines of $835,000 and $573,000 in Japan and Europe, respectively, attributable to project transitions and we expect both of those geographies to improve in the second quarter of 2012.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Service revenue from the MyFord Touch program declined $479,000 to $1.3 million, or 29% of total service revenue, for the three months ended March 31, 2013, compared to $1.8 million, or 24% of total service revenue, in the year-ago period. The decline is primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $220,000 for the three months ended March 31, 2013 compared to $209,000 for the three months ended March 31, 2012.

Gross profit and related gross margin for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Software gross profit	$3,344	$3,609
Software gross margin	20%	20%
Service gross profit	$3	$1,193
Service gross margin	0%	16%
Total gross profit	$3,347	$4,802
Total gross margin	16%	19%

Software gross profit and gross margin

Software gross profit decreased by $321,000, or 9%, for the three months ended March 31, 2013, from the year-ago period, while software gross margin was unchanged. The decrease in gross profit was primarily the result of lower Microsoft Windows Mobile operating system sales. Third-party software gross margin was 16% for the three months ended March 31, 2013, and for the year-ago period. Proprietary software gross margin was 83% for the three months ended March 31, 2013, compared to 78% in the year-ago period, with the increase driven by reductions in cost of sales as a result of cost reduction efforts which occurred in the third quarter of 2012.

Service gross profit and gross margin

Service gross profit decreased $1.2 million, or 100%, for the three months ended March 31, 2013, from the year-ago period. Service gross margin decreased by sixteen percentage points to 0% for the three months ended March 31, 2013, compared to the year-ago period. The decline in service gross profit was driven by a $3.0 million decline in service revenue without a commensurate decline in service cost of sales. The gross margin decline primarily resulted from a 29% increase in our cost per billable hour as our utilization rate declined by thirteen percentage points. We did reduce some excess service capacity in the fourth quarter of 2012 but did not continue to reduce excess capacity in-line with the revenue reduction during the first quarter of 2013 given our sales pipeline indicates this capacity will be needed in 2013.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $508,000, or 12%, to $3.6 million for the three months ended March 31, 2013, from $4.1 million in the year-ago period. The decrease was driven by reductions in sales, marketing and general and administrative costs but sales accounted for the majority; down $340,000. Domestic and international sales staff reductions and corresponding declines in personnel costs including bonuses, commissions and stock-based compensation expense accounted for the decrease. Selling, general and administrative expenses represented 18% of our total revenue for the three months ended March 31, 2013 and 16% in the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $277,000, or 29%, to $663,000 for the three months ended March 31, 2013, from $940,000 in the year-ago period due primarily to headcount reductions and an office closure which took place in the third quarter of 2012. Research and development expenses represented 3% of our total revenue for the three months ended March 31, 2013 and 4% in the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income increased $99,000 to $90,000 for the three months ended March 31, 2013, from an expense of $9,000 in the year-ago period due to higher interest income and foreign currency gains.

Income tax benefit (expense)

Income tax expense was $5,000 for the three months ended March 31, 2013, compared to an income tax benefit of $98,000 in the year-ago period, a change of $103,000.

Liquidity and Capital Resources

As of March 31, 2013, we had $20.3 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $20.6 million at December 31, 2012. Of these amounts, $10.2 million and $9.9 million were classified as cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively, and $875,000 was classified as long-term at both March 31, 2013 and December 31, 2012.

Net cash used by operating activities was $195,000 for the three months ended March 31, 2013, driven by our operating loss of $947,000, offset in part by non-cash expenses of $462,000 and positive working capital changes. Net cash used in operating activities was $1.2 million for the three months ended March 31, 2012, driven by a $4.3 million increase in accounts receivable due to a relatively higher level of our sales in the final month of the quarter offset in part by a $2.4 million increase in third-party software fees payable also largely the result of a higher volume of third-party software sales at the end of the quarter, and $688,000 in non-cash charges.

Investing activities provided cash of $561,000 for the three months ended March 31, 2013, due primarily to net proceeds of short-term investments of $579,000. Investing activities used cash of $55,000 for the three months ended March 31, 2012, primarily due to the purchase of property and equipment in the amount of $99,000.

Financing activities generated $1,000 during the three months ended March 31, 2013, and $68,000 during the three months ended March 31, 2012, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.1 million for the remainder of 2013, $1.0 million in 2014, $265,000 in 2015 and 2016, $137,000 in 2017 and $91,000 thereafter;

•

Under the terms of our corporate headquarters lease signed in February 2004, the landlord has the ability to demand payment for cash payments forgiven in 2004 if we default under the lease. The amount of the forgiven payments for which the landlord can demand repayment was $339,000 at March 31, 2013; and

•

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

There were no changes to our disclosure controls during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 .

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 9, 2013	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley President and Chief Executive Officer

Date: May 9, 2013	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.