Form 10-Q
period 2013-06-30
BSQUARE CORP /WA
filed 2013-08-13
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding as of July 31, 2013: 11,193,693

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,771	$9,903
Short-term investments	9,331	9,826
Accounts receivable, net of allowance for doubtful accounts of $266 at June 30, 2013 and $200 at December 31, 2012	13,614	16,095
Deferred tax assets	295	296
Prepaid expenses and other current assets	1,069	858

Total current assets	35,080	36,978
Equipment, furniture and leasehold improvements, net	520	759
Restricted cash	875	875
Deferred tax assets	2,255	2,255
Intangible assets, net	952	1,069
Goodwill	3,738	3,738
Other non-current assets	97	117

Total assets	$43,517	$45,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,090	$11,099
Accounts payable	510	553
Accrued compensation	2,242	2,205
Other accrued expenses	1,772	1,732
Deferred revenue	872	837

Total current liabilities	15,486	16,426
Deferred tax liability	206	206
Deferred rent	116	154
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,175,895 shares issued and outstanding at June 30, 2013 and 11,065,217 shares issued and outstanding at December 31, 2012	128,991	128,474
Accumulated other comprehensive loss	(879)	(733)
Accumulated deficit	(100,403)	(98,736)

Total shareholders’ equity	27,709	29,005

Total liabilities and shareholders’ equity	$43,517	$45,791

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software	$16,851	$17,794	$33,362	$36,010
Service	4,986	6,711	9,345	14,043

Total revenue	21,837	24,505	42,707	50,053

Cost of revenue:
Software	13,955	14,757	27,122	29,364
Service	4,089	5,358	8,445	11,497

Total cost of revenue	18,044	20,115	35,567	40,861

Gross profit	3,793	4,390	7,140	9,192
Operating expenses:
Selling, general and administrative	3,841	3,552	7,472	7,691
Research and development	738	1,108	1,401	2,048

Total operating expenses	4,579	4,660	8,873	9,739

Loss from operations	(786)	(270)	(1,733)	(547)
Other income, net	25	103	115	94

Loss before income taxes	(761)	(167)	(1,618)	(453)
Income tax benefit (expense)	(44)	(35)	(49)	63

Net loss	$(805)	$(202)	$(1,667)	$(390)

Basic loss per share	$(0.07)	$(0.02)	$(0.15)	$(0.04)

Diluted loss per share	$(0.07)	$(0.02)	$(0.15)	$(0.04)

Shares used in calculation of loss per share:
Basic	11,149	10,922	11,128	10,898

Diluted	11,149	10,922	11,128	10,898

Comprehensive loss:
Net loss	$(805)	$(202)	$(1,667)	$(390)
Other comprehensive income (expense):
Foreign currency translation, net of tax	(29)	(29)	(91)	(11)
Change in unrealized gains on investments, net of tax	(2)	(1)	(3)	12

Total other comprehensive income (expense)	(31)	(30)	(94)	1

Comprehensive loss	$(836)	$(232)	$(1,761)	$(389)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,667)	$(390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	405	483
Stock-based compensation	506	892
Deferred income tax benefit	1	(58)
Changes in operating assets and liabilities:
Accounts receivable, net	2,481	(1,608)
Prepaid expenses and other assets	(191)	111
Third-party software fees payable	(1,009)	2,223
Accounts payable and accrued expenses	34	(241)
Deferred revenue	35	556
Deferred rent	(38)	(6)

Net cash provided by operating activities	557	1,962
Cash flows from investing activities:
Purchases of equipment and furniture	(49)	(164)
Proceeds from maturities of short-term investments	7,655	5,200
Purchases of short-term investments	(7,165)	(4,965)

Net cash provided by investing activities	441	71
Cash flows provided by financing activities—proceeds from exercise of stock options	8	66
Effect of exchange rate changes on cash	(138)	(89)

Net increase in cash and cash equivalents	868	2,010
Cash and cash equivalents, beginning of period	9,903	8,505

Cash and cash equivalents, end of period	$10,771	$10,515

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2013 and our operating results and cash flows for the three and six months ended June 30, 2013 and 2012. The accompanying financial information as of December 31, 2012 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances have been eliminated.

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

Common stock equivalent shares of 978,661 and 913,911 and 1,219,774 and 1,119,688 were excluded from the computations of basic and diluted income per share for the three and six months ended June 30, 2013 and 2012, respectively, because their effect was anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Cash	$1,994	$2,590
Cash equivalents:
Money market funds	8,777	7,313

Total cash equivalents	8,777	7,313

Total cash and cash equivalents	10,771	9,903
Short-term investments:
Municipal securities	—	356
Corporate commercial paper	1,250	4,374
Foreign government bonds	1,001	999
Corporate debt securities	7,080	4,097

Total short-term investments	9,331	9,826
Restricted cash—money market fund	875	875

Total cash, cash equivalents, investments and restricted cash	$20,977	$20,604

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2013 and December 31, 2012. Our restricted cash balance at June 30, 2013 and December 31, 2012 relates to a letter of credit which will continue to secure our corporate headquarter lease obligation to its expiration in 2014.

3. Fair Value Measurements

We measure our cash equivalents and short-term investments at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and short-term investments within Level 1 or Level 2 because our cash equivalents and short-term investments are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized below (in thousands):

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$8,777	$—	$—	$8,777

Total cash equivalents	8,777	—	—	8,777
Short-term investments:
Corporate commercial paper	—	1,250	—	1,250
Foreign government bonds	—	1,001	—	1,001
Corporate debt securities	—	7,080	—	7,080

Total short-term investments	—	9,331	—	9,331
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$9,652	$9,331	$—	$18,983

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Money market funds	$7,313	$—	$—	$7,313

Total cash equivalents	7,313	—	—	7,313
Short-term investments:
Municipal securities	—	356	—	356
Corporate commercial paper	—	4,374	—	4,374
Foreign government bonds	—	999	—	999
Corporate debt securities	—	4,097	—	4,097

Total short-term investments	—	9,826	—	9,826
Restricted cash—money market fund	875	—	—	875

Total assets measured at fair value	$8,188	$9,826	$—	$18,014

4. Goodwill and Intangible Assets

Goodwill relates to our September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. There was no change in the carrying amount of goodwill during the six months ended June 30, 2013.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(344)	931
Non-compete agreements	196	(175)	21

Total	$1,471	$(519)	$952

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(276)	999
Non-compete agreements	196	(126)	70

Total	$1,471	$(402)	$1,069

Amortization expense was $58,000 and $116,000 for the three and six months ended June 30, 2013 and 2012, respectively, and $88,000 and $176,000 for the three and six months ended June 30, 2012, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2013	$90
2014	135
2015	135
2016	130
2017	98
Thereafter	364

Total	$952

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	61%	73%	64%	73%
Risk-free interest rate	0.7%	0.6%	0.7%	0.6%

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue — service	$63	$100	$136	$207
Selling, general and administrative	162	278	311	622
Research and development	29	30	59	63

Total stock-based compensation expense	$254	$408	$506	$892

Per diluted share	$0.02	$0.04	$0.05	$0.08

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six months ended June 30, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2013	1,539,618	$3.55
Granted at fair value	172,530	3.11
Exercised	(3,000)	2.67
Forfeited	(30,622)	3.58
Expired	(68,339)	4.53

Balance at June 30, 2013	1,610,187	$3.47	3.89	$251,000

Vested and expected to vest at June 30, 2013	1,551,976	$3.47	3.81	$251,000

Exercisable at June 30, 2013	1,200,936	$3.46	3.09	$247,000

At June 30, 2013, total compensation cost related to stock options granted but not yet recognized was $362,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately two years. The following table summarizes certain information about stock options for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average grant-date fair value of option grants for the period	$0	$1.88	$1.65	2.23

Options in-the-money at period end	626,000	616,000	626,000	616,000

Aggregate intrinsic value of options exercised	$1,000	$1,000	$1,000	$33,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	236,513	$4.95
Granted	83,383	2.75
Vested	(85,725)	4.39
Forfeited	(4,558)	6.72

Unvested at June 30, 2013	229,613	$4.75

Expected to vest after June 30, 2013	201,161	$4.33

At June 30, 2013, total compensation cost related to RSUs granted but not yet recognized was $665,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 3 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at June 30, 2013:

June 30, 2013
Stock options outstanding	1,610,187
Restricted stock units outstanding	229,613
Stock options available for future grant	1,004,755

Common stock reserved for future issuance	2,844,555

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2018. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Chandler, Arizona: Boston, Massachusetts: Taipei, Taiwan; Beijing, China; Seoul, Korea; Tokyo, Japan; Munich, Germany; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

Rent expense was $378,000 and $754,000 for the three and six months ended June 30, 2013, respectively, and $423,000 and $903,000 for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, we had $875,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2013	$775
2014	1,055
2015	276
2016	276
2017	141
Thereafter	91

Total commitments	$2,614

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods and therefore no provision or reserve has been recorded as of June 30, 2013.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue:
North America	$19,757	$20,289	$38,839	$40,426
Asia	846	3,077	1,750	7,142
Europe	1,234	1,139	2,118	2,485

Total revenue	$21,837	$24,505	$42,707	$50,053

	June 30, 2013	December 31, 2012
Long-lived assets:
North America	$3,408	$3,663
Asia	424	447
Europe	4,605	4,703

Total long-lived assets	$8,437	$8,813

8. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2013 or June 30, 2012.

No customer had an accounts receivable balance which was 10% or more of the total accounts receivable at June 30, 2013. Bluebird Soft, Inc., a designer and manufacturer of handheld mobile devices, had an accounts receivable balance of $2.1 million, or 13% of total accounts receivable, as of December 31, 2012, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2012.

Significant Supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2014. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa. Our current distribution agreements related to Windows Mobile expire in June 2014. Our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $494,000 and $1.7 million of Windows Mobile operating systems in Korea during the three and six months ended June 30, 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program we earned $349,000 and $569,000 during the three and six months ended June 30, 2013, respectively, and $184,000 and $413,000 during the three and six months ended June 30 2012, respectively. These rebates are accounted for as a reduction in software cost of revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have been providing software solutions to the smart, connected systems marketplace since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales to the aforementioned customer categories. In the case of enterprises, our customers include those who develop, market and distribute smart devices on their own behalf as well as those that purchase devices from OEMs or ODMs and require additional device software or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue:
Software	77%	73%	78%	72%
Service	23	27	22	28

Total revenue	100	100	100	100

Cost of revenue:
Software	64	60	63	59
Service	19	22	20	23

Total cost of revenue	83	82	83	82

Gross profit	17	18	17	18
Operating expenses:
Selling, general and administrative	18	15	18	15
Research and development	3	4	3	4

Total operating expenses	21	19	21	19

Loss from operations	(4)	(1)	(4)	(1)
Other income, net	0	0	0	0

Loss before income taxes	(4)	(1)	(4)	(1)
Income tax benefit (expense)	0	0	0	0

Net loss	(4)%	(1)%	(4)%	(1)%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $2.7 million, or 11%, to $21.8 million for the three months ended June 30, 2013, from $24.5 million in the year-ago period. Total revenue decreased $7.3 million, or 15%, to $42.7 million for the six months ended June 30, 2013, from $50.0 million in the year-ago period. These decreases were driven by lower service revenue and lower sales of Microsoft Windows Mobile operating systems.

Revenue from our customers outside of North America decreased $2.1 million, or 51%, to $2.1 million or 10% of total revenue, for the three months ended June 30, 2013 compared to $4.2 million or 17% of total revenue in the year-ago period. Revenue from our customers outside of North America decreased $5.8 million, or 60%, to $3.9 million or 9% of total revenue for the six months ended June 30, 2013 compared to $9.6 million or 19% of total revenue in the year-ago period. These decreases were primarily driven by lower sales of Windows Mobile operating systems and lower service revenue in Japan primarily due to the year-ago quarter benefiting from higher revenue per project. A portion of the Window Mobile sales decline resulted from the termination of our Korea distribution rights on October 31, 2012. Korea contributed $494,000 and $1.7 million of Windows Mobile operating systems in Korea during the three and six months ended June 30, 2012.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$16,254	$17,006	$31,745	$34,085
Proprietary software	597	788	1,617	1,925

Total software revenue	$16,851	$17,794	$33,362	$36,010

Software revenue as a percentage of total revenue	77%	73%	78%	72%

Third-party software revenue as a percentage of total software revenue	96%	96%	95%	95%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $752,000, or 4%, for the three months ended June 30, 2013, from the year-ago period. The decrease was driven by a $2.1 million decrease in sales of Windows Mobile operating systems, $1.2 million of which occurred internationally, while the rest of the drop occurred in North America. Of the international decline, $494,000 relates to the end of our Korea distribution rights, while the remainder and the North American decline are driven by declining demand from existing customers. The Windows Mobile decline was offset by a $1.2 million increase in sales of Windows Embedded operating systems which was driven by higher demand at our large customers.

Third-party software revenue decreased $2.3 million, or 7%, for the six months ended June 30, 2013, compared to the year-ago period. The decrease was driven by a $3.6 million decrease in sales of Windows Mobile operating systems, $2.8 million of which occurred internationally, while the rest of the drop occurred in North America. Of the international decline, $1.7 million relates to the end of our Korea distribution rights, while the remainder and the North American decline are driven by demand issues at our customers. The Windows Mobile decline was offset by a $1.1 million increase in sales of Microsoft Windows Embedded operating systems which was driven by higher demand at our large customers.

Proprietary software revenue decreased $191,000, or 24%, to $597,000 for the three months ended June 30, 2013, from $788,000 in the year-ago period driven primarily by a decline in Handset Certification Platform revenue from our customers in China as customers chose not to renew their subscription contracts.

Proprietary software revenue decreased $308,000, or 16%, for the six months ended June 30, 2013, compared to the year-ago period, driven largely by the same factor which accounted for the three-month decrease.

Service revenue

Service revenue for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Service revenue	$4,986	$6,711	$9,345	$14,043

Service revenue as a percentage of total revenue	23%	27%	22%	28%

Service revenue decreased $1.7 million, or 26%, for the three months ended June 30, 2013, from the year-ago period. This decrease was primarily due to an $879,000 decline in North American service revenue driven by a $460,000 decrease associated with the MyFord Touch program and a decline at two other significant customers with whom we currently have no active programs. We also experienced a decline of $711,000 in Japan, attributable to project transitions as we continue to do business with our customer base but the level of project activity in the current quarter was lower than the year-ago quarter. Our billed hours decreased 24% quarter over prior-year quarter offset, partially by a 1% increase in our realized rate per hour.

Service revenue decreased $4.7 million, or 33%, for the six months ended June 30, 2013, compared to the year-ago period. The decrease was the result of a $2.3 million decline in North America and a $1.5 million decline in Japan for the same reasons outlined above. Further, EMEA service revenue declined $661,000 as a result of several large accounts reducing their project activity levels. Our billed hours decreased 35% but this was partially offset by a 4% increase in our realized rate per hour for the six months ended June 30, 2013, compared to the year-ago period.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Service revenue from the MyFord Touch program declined $460,000 to $1.3 million, or 25% of total service revenue, for the three months ended June 30, 2013, compared to $1.7 million, or 26% of total service revenue, in the year-ago period. Service revenue from the MyFord Touch program declined $938,000 to $2.5 million, or 27% of total service revenue, for the six months ended June 30, 2013, compared to $3.5 million, or 25% of total service revenue, in the year-ago period. The decline is primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives and treated as a reduction in the cost of software revenue. Under this rebate program we earned $349,000 and $569,000 for the three and six months ended June 30, 2013, respectively, compared to $184,000 and $413,000 for the three and six months ended June 30, 2012, respectively.

Gross profit and related gross margin for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Software gross profit	$2,896	$3,037	$6,240	$6,646
Software gross margin	17%	17%	19%	18%
Service gross profit	$897	$1,353	$900	$2,546
Service gross margin	18%	20%	10%	18%
Total gross profit	$3,793	$4,390	$7,140	$9,192
Total gross margin	17%	18%	17%	18%

Software gross profit and gross margin

Software gross profit decreased by $141,000, or 5%, for the three months ended June 30, 2013, from the year-ago period, while software gross margin was unchanged. The decrease in gross profit was primarily the result of lower Microsoft Windows Mobile operating system sales. Third-party software gross margin was 16% for the three months ended June 30, 2013, and 15% for the year-ago period. Proprietary software gross margin was 63% for the three months ended June 30, 2013, compared to 61% in the year-ago period, with the increase driven by reductions in cost of sales as a result of cost reduction efforts which occurred in the third quarter of 2012.

Software gross profit decreased by $406,000, or 6%, for the six months ended June 30, 2013, from the year-ago period, while software gross margin remained flat. The decrease in software gross profit was driven by the same factor that accounted for the three-month decline. Third-party software margin was 16% and 15% for the six months ended June 30, 2013 and June 30, 2012, respectively. Proprietary software margin was 75% for the six months ended June 30, 2013, compared to 71% in the year-ago period. This increase was due to the same factors that accounted for the three-month improvement in proprietary software gross margin.

Service gross profit and gross margin

Service gross profit decreased $456,000, or 34%, for the three months ended June 30, 2013, from the year-ago period. Service gross margin decreased by two percentage points to 18% for the three months ended June 30, 2013, compared to the year-ago period. The decrease in service gross profit was driven by a $1.7 million decline in service revenue without a commensurate decline in service cost of sales. The gross margin decline primarily resulted from a 4% increase in our cost per billable hour resulting from wage increases.

Service gross profit decreased $1.6 million, or 65%, for the six months ended June 30, 2013, from $2.5 million in the year-ago period driven by a $4.7 million decline in service revenue without a commensurate decline in service cost of sales. Service gross margin was 10% for the six months ended June 30, 2013, an eight percentage point decrease from 18% in the year-ago period. The margin decline was driven by a 15% increase in our cost per billable hour due to lower utilization and wage increases.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses increased $289,000, or 8%, to $3.8 million for the three months ended June 30, 2013, from $3.6 million in the year-ago period. The increase was driven by higher sales expense due to increased travel primarily associated with a world-wide sales conference and increased facilities costs. Higher marketing expense driven by an increase in marketing programs to support new sales initiatives also contributed to the increase. Selling, general and administrative expenses represented 18% of our total revenue for the three months ended June 30, 2013 and 15% in the year-ago period.

Selling, general and administrative expenses decreased $219,000, or 3%, to $7.5 million for the six months ended June 30, 2013, from $7.7 million in the year-ago period. This decrease was driven by lower sales incentive compensation costs. Selling, general and administrative expenses represented 18% of our total revenue for the six months ended June 30, 2013 and 15% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $370,000, or 33%, to $738,000 for the three months ended June 30, 2013, from $1.1 million in the year-ago period due primarily to headcount reductions and an office closure which took place in the third quarter of 2012. Research and development expenses represented 3% of our total revenue for the three months ended June 30, 2013 and 4% in the year-ago period.

Research and development expenses decreased $647,000, or 32%, to $1.4 million for the six months ended June 30, 2013, from $2.0 million in the year-ago period. This decrease was driven by the same factors that accounted for the three-month increase. Research and development expenses represented 3% of our total revenue for the six months ended June 30, 2013 and 4% for the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income decreased $78,000 to $25,000 for the three months ended June 30, 2013, from $103,000 in the year-ago period due to lower interest income and foreign currency gains.

Other income increased $21,000, or 22%, to $115,000 for the six months ended June 30, 2013, from $94,000 in the year-ago period due to higher interest income.

Income tax benefit (expense)

Income tax expense was $44,000 for the three months ended June 30, 2013, compared to $35,000 in the year-ago period, a change of $9,000.

Income tax expense increased $112,000 to $49,000 for the six months ended June 30, 2013, compared to a benefit of $63,000 in the year-ago period primarily related to a provision for taxes on non-U.S. entities during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had $21.0 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $20.6 million at December 31, 2012. Of these amounts, $10.8 million and $9.9 million were classified as cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively, and $875,000 was classified as long-term at both June 30, 2013 and December 31, 2012.

Net cash provided by operating activities was $557,000 for the six months ended June 30, 2013, driven by positive net working capital changes of $1.3 million and non-cash expenses of $911,000, which were offset in part by our net loss of $1.7 million. Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2012, driven by $977,000 of positive net working capital changes and non-cash charges of $1.4 million for the period, which were offset in part by our $390,000 net loss.

Investing activities provided cash of $441,000 for the six months ended June 30, 2013, due primarily to net proceeds of short-term investments of $490,000. Investing activities provided cash of $71,000 for the six months ended June 30, 2012, primarily due to net proceeds of short-term investments of $235,000 offset by $164,000 in equipment purchases.

Financing activities generated $8,000 during the six months ended June 30, 2013, and $66,000 during the six months ended June 30, 2012, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $775,000 for the remainder of 2013, $1.1 million in 2014, $276,000 in 2015 and 2016, $141,000 in 2017 and $91,000 thereafter; and

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

There were no changes to our disclosure controls during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BSQUARE CORPORATION (Registrant)

Date: August 13, 2013	By:	/S/ BRIAN T. CROWLEY
Brian T. Crowley
President and Chief Executive Officer

Date: August 13, 2013	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.