Form 10-Q
period 2013-09-30
BSQUARE CORP /WA
filed 2013-11-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of October 31, 2013: 11,233,580

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,236	$9,903
Short-term investments	8,053	9,826
Accounts receivable, net of allowance for doubtful accounts of $263 at September 30, 2013 and $200 at December 31, 2012	12,811	16,095
Deferred tax assets	160	296
Prepaid expenses and other current assets	1,300	858

Total current assets	35,560	36,978
Equipment, furniture and leasehold improvements, net	561	759
Restricted cash	250	875
Deferred tax asset	210	2,255
Intangible assets, net	897	1,069
Goodwill	3,738	3,738
Other non-current assets	93	117

Total assets	$41,309	$45,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,055	$11,099
Accounts payable	778	553
Accrued compensation	1,986	2,205
Other accrued expenses	1,332	1,732
Deferred revenue	1,074	837

Total current liabilities	16,225	16,426
Deferred tax liability	206	206
Deferred rent	422	154
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,203,707 shares issued and outstanding at September 30, 2013 and 11,065,217 shares issued and outstanding at December 31, 2012	129,215	128,474
Accumulated other comprehensive loss	(791)	(733)
Accumulated deficit	(103,968)	(98,736)

Total shareholders’ equity	24,456	29,005

Total liabilities and shareholders’ equity	$41,309	$45,791

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software	$18,456	$19,635	$51,818	$55,645
Service	5,116	5,850	14,461	19,893

Total revenue	23,572	25,485	66,279	75,538

Cost of revenue:
Software	15,965	15,730	43,087	45,094
Service	4,238	4,913	12,683	16,410

Total cost of revenue	20,203	20,643	55,770	61,504

Gross profit	3,369	4,842	10,509	14,034
Operating expenses:
Selling, general and administrative	3,960	2,866	11,432	10,557
Research and development	804	861	2,205	2,909

Total operating expenses	4,764	3,727	13,637	13,466

Income (loss) from operations	(1,395)	1,115	(3,128)	568
Other income (expense), net	(15)	28	100	122

Income (loss) before income taxes	(1,410)	1,143	(3,028)	690
Income tax expense	(2,157)	(533)	(2,206)	(470)

Net income (loss)	$(3,567)	$610	$(5,234)	$220

Basic income (loss) per share	$(0.32)	$0.06	$(0.47)	$0.02

Diluted income (loss) per share	$(0.32)	$0.05	$(0.47)	$0.02

Shares used in calculation of income (loss) per share:
Basic	11,194	10,943	11,150	10,935

Diluted	11,194	11,474	11,150	11,450

Comprehensive income (loss):
Net income (loss)	$(3,567)	$610	$(5,234)	$220
Other comprehensive income (expense):
Foreign currency translation, net of tax	56	(65)	(35)	(75)
Change in unrealized gains on investments, net of tax	1	6	(2)	18

Total other comprehensive income (expense)	57	(59)	(37)	(57)

Comprehensive income (loss)	$(3,510)	$551	$(5,271)	$163

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,234)	$220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	586	758
Stock-based compensation	726	685
Deferred income taxes	2,181	415
Changes in operating assets and liabilities:
Accounts receivable, net	3,284	(3,176)
Prepaid expenses and other assets	(418)	367
Third-party software fees payable	(44)	2,303
Accounts payable and accrued expenses	(394)	(1,076)
Deferred revenue	237	331
Deferred rent	268	(13)

Net cash provided by operating activities	1,192	814
Cash flows from investing activities:
Purchases of equipment and furniture	(216)	(336)
Proceeds from maturities of short-term investments	8,932	8,400
Purchases of short-term investments	(7,163)	(10,535)
Reduction of restricted cash	625	—

Net cash provided by (used in) investing activities	2,178	(2,471)
Cash flows provided by financing activities—proceeds from exercise of stock options	12	193
Effect of exchange rate changes on cash	(49)	(144)

Net increase (decrease) in cash and cash equivalents	3,333	(1,608)
Cash and cash equivalents, beginning of period	9,903	8,505

Cash and cash equivalents, end of period	$13,236	$6,897

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2013 and our operating results and cash flows for the three and nine months ended September 30, 2013 and 2012. The accompanying financial information as of December 31, 2012 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. Our adoption of ASU 2013-02 effective January 1, 2013 did not have any effect on our financial position, results of operations or cash flows.

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

Common stock equivalent shares of 940,812 and 837,812 and 993,687 and 904,637 were excluded from the computations of basic and diluted income per share for the three and nine months ended September 30, 2013 and 2012, respectively,, because their effect was anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash	$3,297	$2,590
Cash equivalents—money market fund	9,939	7,313

Total cash and cash equivalents	13,236	9,903
Short-term investments:
Municipal securities	—	356
Corporate commercial paper	1,250	4,374
Foreign government bonds	1,001	999
Corporate debt securities	5,802	4,097

Total short-term investments	8,053	9,826
Restricted cash—money market fund	250	875

Total cash, cash equivalents, short-term investments and restricted cash	$21,539	$20,604

Gross unrealized gains and losses on our short-term investments were not material as of September 30, 2013 and December 31, 2012. Our restricted cash balance at September 30, 2013 and December 31, 2012 relates to a letter of credit which secures our corporate headquarters lease.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets:
Cash equivalents—money market fund	$9,939	$—	$9,939
Short-term investments:
Corporate commercial paper	—	1,250	1,250
Foreign government bonds	—	1,001	1,001
Corporate debt securities	—	5,802	5,802

Total short-term investments	—	8,053	8,053
Restricted cash—money market fund	250	—	250

Total assets measured at fair value	$10,189	$8,053	$18,242

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets:
Cash equivalents—money market fund	$7,313	$—	$7,313
Short-term investments:
Municipal securities	—	356	356
Corporate commercial paper	—	4,374	4,374
Foreign government bonds	—	999	999
Corporate debt securities	—	4,097	4,097

Total short-term investments	—	9,826	9,826
Restricted cash—money market fund	875	—	875

Total assets measured at fair value	$8,188	$9,826	$18,014

4. Goodwill and Intangible Assets

Goodwill relates to the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2013.

Intangible assets relate to developed technology, trade names and trademarks, customer relationships, and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(378)	$897
Non-compete agreements	196	(196)	0

Total	$1,471	$(574)	$897

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(276)	$999
Non-compete agreements	196	(126)	70

Total	$1,471	$(402)	$1,069

Amortization expense was $56,000 and $172,000 for the three and nine months ended September 30, 2013, respectively, and $85,000 and $261,000 for the three and nine months ended September 30, 2012, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2013	$34
2014	135
2015	135
2016	130
2017	98
Thereafter	365

Total	$897

5. Shareholders’ Equity

Stock Options

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively, the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. The Inducement Plan was established in connection with the MPC acquisition. Initially, 250,000 shares were allocated for award under the Inducement Plan. As of September 30, 2013, there were 46,750 shares available for grant under the Inducement Plan. The number of shares available for award under the Inducement Plan may be modified by our Board of Directors, subject to SEC and NASDAQ limitations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected life	4 years	4 years	4 years	4 years
Expected volatility	58%	73%	62%	73%
Risk-free interest rate	1.1%	0.5%	0.8%	0.6%

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue — service	$48	$34	$184	$242
Selling, general and administrative	145	(267)	456	355
Research and development	27	26	86	89

Total stock-based compensation expense	$220	$(207)	$726	$686

Per diluted share	$0.02	$(0.02)	$0.07	$0.06

Stock Option Activity

The following table summarizes stock option activity under the Plans for the nine months ended September 30, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2013	1,539,618	$3.55
Granted at fair value	270,080	2.98
Exercised	(3,000)	2.67
Forfeited	(39,808)	3.50
Expired	(150,127)	4.24

Balance at September 30, 2013	1,616,763	$3.40	4.00	$257,000

Vested and expected to vest at September 30, 2013	1,557,509	$3.40	3.91	$257,000

Exercisable at September 30, 2013	1,156,660	$3.41	2.89	$254,000

At September 30, 2013, total compensation cost related to stock options granted but not yet recognized was $281,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years. The following table summarizes certain information about stock options for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average grant-date fair value of option grants for the period	$—	$—	$1.07	2.23

Options in-the-money at period end	541,000	616,350	541,000	616,350

Aggregate intrinsic value of options exercised	$0	$34,000	$1,000	$67,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	236,513	$4.95
Granted	128,838	2.75
Vested	(131,777)	3.97
Forfeited	(5,275)	6.75

Unvested at September 30, 2013	228,299	$4.23

Expected to vest after September 30, 2013	216,377	$4.05

At September 30, 2013, total compensation cost related to RSUs granted but not yet recognized was $656,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.4 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at September 30, 2013:

September 30, 2013
Stock options outstanding	1,616,763
Restricted stock units outstanding	228,299
Stock options available for future grant	952,724

Common stock reserved for future issuance	2,797,786

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Chandler, Arizona: Boston, Massachusetts: Taipei, Taiwan; Beijing, China; Seoul, Korea; Tokyo, Japan; Munich, Germany; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio. Subsequent to September 30, 2013, we gave notice to terminate the Beijing, China and Munich Germany leases. See Note 10 for additional information.

In August 2013, we amended the lease agreement for our Bellevue, WA headquarters and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $402,000 and $1,156,000 for the three and nine months ended September 30, 2013, respectively, and $445,000 and $1,400,000 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments as of September 30, 2013 are as follows by calendar year (in thousands):*

Remainder of 2013	$132
2014	1,135
2015	1,256
2016	1,281
2017	1,169
Thereafter	2,656

Total commitments	$7,629

*	As discussed above, subsequent to September 30, 2013, we gave notice to terminate the Beijing, China and Munich, Germany leases. The amounts disclosed above are as of September 30, 2013 and thus include amounts that would have been owed under the terminated leases.

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in future periods and therefore no provision or reserve has been recorded as of September 30, 2013.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue:
North America	$20,875	$20,102	$59,714	$60,528
Asia	1,379	4,127	3,129	11,269
Europe	1,318	1,256	3,436	3,741

Total revenue	$23,572	$25,485	$66,279	$75,538

	September 30, 2013	December 31, 2012
Long-lived assets:
North America	$782	$3,663
Asia	410	447
Europe	4,543	4,703

Total long-lived assets	$5,735	$8,813

8. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three or nine months ended September 30, 2013 or September 30, 2012.

No customer had an accounts receivable balance which was 10% or more of the total accounts receivable at September 30, 2013. Bluebird Soft, Inc., a designer and manufacturer of handheld mobile devices, had an accounts receivable balance of $2.1 million, or 13% of total accounts receivable, as of December 31, 2012, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2012.

Significant Supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on September 30, 2014. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa. Our current distribution agreements related to Windows Mobile expire in September 2014. Our rights to distribute Windows Mobile operating systems in Korea ended on October 31, 2012. We sold $1.2 million and $2.9 million of Windows Mobile operating systems in Korea during the three and nine months ended September 30, 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as market development funds which will be accounted for as a reduction in marketing expense as qualified program spend occurs in the future.

Under this rebate program, we earned $89,000 and $658,000 during the three and nine months ended September 30, 2013, respectively, and $196,000 and $609,000 during the three and nine months ended September 30 2012, respectively, which was treated as a reduction in cost of sales. Additionally, during the three months ended September 30, 2013 we earned $208,000 which will be accounted for as a reduction in marketing expense in the future as qualified program expenditures are made.

9. Income Taxes

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including discrete tax items. Our effective tax rate was (153.7%) and 50.6% for the three months ended September 30, 2013 and 2012, and (72.8%) and 127.2% for the nine months ended September 30, 2013 and 2012. The change in the effective tax rate for the three months and nine months ended September 30, 2013, as compared to the same periods in 2012, was due to the recording of a valuation allowance related to United States deferred tax assets.

In the third quarter of 2013, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the US deferred tax assets. As a result, we recorded a valuation allowance of $2.2 million. Deferred tax assets relative to our foreign jurisdictions were not affected.

The factors we considered in recording a full valuation allowance on our US deferred tax assets included, among other things, our recent history of losses over the last approximately three years.

10. Subsequent Event

On October 10, 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The restructuring was approved by our Board of Directors on October 9, 2013. The workforce reduction impacted approximately 50 headcount worldwide, including full-time employees and consultants, which represented approximately 20% of the Company’s headcount pre-reduction.

We currently anticipate incurring pre-tax restructuring charges of approximately $625,000 in the fourth quarter of 2013, with $500,000 representing one-time employee termination benefits and $125,000 representing facilities-related costs, primarily remaining lease obligations in China and Germany. Our current estimate of cash outlays related to the one-time employee termination benefits, vacation and other obligations is $850,000, the vast majority of which will occur in the fourth quarter of 2013. Additionally, we expect to recognize a $50,000 asset impairment charge in the fourth quarter of 2013 related to China and Germany.

We expect the staff reductions and office closures will be substantially completed by the end of the fourth quarter of 2013 with some activities, including legal entity closures, continuing into 2014.

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

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2012, except for our valuation allowance for deferred tax assets.

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

In the third quarter of 2013, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the US deferred tax assets. As a result, we recorded a valuation allowance of $2.2 million. Deferred tax assets relative to our foreign jurisdictions were not affected.

The factors we considered in recording a full valuation allowance on our US deferred tax assets included, among other things, our recent history of losses over the last approximately three years.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue:
Software	78%	77%	78%	74%
Service	22	23	22	26

Total revenue	100	100	100	100

Cost of revenue:
Software	68	62	65	59
Service	18	19	19	22

Total cost of revenue	86	81	84	81

Gross profit	14	19	16	19
Operating expenses:
Selling, general and administrative	17	11	18	14
Research and development	3	4	3	4

Total operating expenses	20	15	21	18

Income (loss) from operations	(6)	4	(5)	0
Other income (expense), net	0	0	0	0

Income (loss) before income taxes	(6)	4	(5)	0
Income expense	(9)	(2)	(3)	0

Net income (loss)	(15)%	2%	(8)%	0%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and software of third parties that we resell, and the sale of engineering services. Total revenue decreased $1.9 million, or 8%, to $23.6 million for the three months ended September 30, 2013, from $25.5 million in the year-ago period. Total revenue decreased $9.3 million, or 12%, to $66.3 million for the nine months ended September 30, 2013, from $75.5 million in the year-ago period. These decreases were driven by lower service revenue and lower sales of Microsoft Windows Mobile operating systems.

Revenue from our customers outside of North America decreased $2.7 million, or 50%, to $2.7 million or 11% of total revenue, for the three months ended September 30, 2013 compared to $5.4 million or 21% of total revenue in the year-ago period. Revenue from our customers outside of North America decreased $8.4 million, or 56%, to $6.6 million or 10% of total revenue for the nine months ended September 30, 2013 compared to $15 million or 20% of total revenue in the year-ago period. These decreases were primarily driven by lower sales of Windows Mobile operating systems, lower service revenue in Japan and in Europe, Middle East and Asia (“EMEA”) region and lower proprietary software sales in EMEA. A portion of the Window Mobile sales decline resulted from the expiration of our Korea distribution rights on October 31, 2012. Korea contributed $1.2 million and $2.9 million of Windows Mobile operating system sales for the three and nine months ended September 30, 2012, respectively.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$18,004	$18,339	$49,749	$52,424
Proprietary software	452	1,296	2,069	3,221

Total software revenue	$18,456	$19,635	$51,818	$55,645

Software revenue as a percentage of total revenue	78%	77%	78%	74%

Third-party software revenue as a percentage of total software revenue	98%	93%	96%	94%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $335,000, or 2%, for the three months ended September 30, 2013, from the year-ago period. The decrease was driven by a $3.4 million decline in sales of Windows Mobile operating systems, $1.8 million of which occurred internationally, while the rest of the decline occurred in North America. Of the international decline, $1.2 million related to the expiration of our Korea distribution rights, while the remainder and the North American decline were driven by declining demand from existing customers. The Windows Mobile decline was offset by a $3.2 million increase in sales of Windows Embedded operating systems which was driven by higher demand at a few of our larger customers and several large sales to new customers.

Third-party software revenue decreased $2.7 million, or 5%, for the nine months ended September 30, 2013, compared to the year-ago period. The decrease was driven by a $7.0 million decline in sales of Windows Mobile operating systems, $4.5 million of which occurred internationally, while the rest of the decline occurred in North America. Of the international decline, $2.9 million relates to the expiration of our Korea distribution rights, while the remainder of the international decline and the North American decline were driven by declining demand from existing customers. The Windows Mobile decline was offset by a $4.3 million increase in sales of Windows Embedded operating systems. This increase was due to the same factors noted above.

Proprietary software revenue decreased $844,000, or 65%, to $452,000 for the three months ended September 30, 2013, from $1.3 million in the year-ago period driven primarily by a significant amount of HTML5 revenue in Japan in 2012 and a decline in Handset Certification Platform revenue from our customers in China who did not to renew their subscription contracts.

Proprietary software revenue decreased $1.2 million, or 36%, for the nine months ended September 30, 2013, compared to the year-ago period, driven primarily by the same factors which accounted for the three-month decrease.

Service revenue

Service revenue for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Service revenue	$5,116	$5,850	$14,461	$19,893

Service revenue as a percentage of total revenue	22%	23%	22%	26%

Service revenue decreased $734,000, or 13%, for the three months ended September 30, 2013, from the year-ago period. This decrease was due to a $293,000 decline in North America driven primarily by the MyFord Touch program. We also experienced a $202,000 decrease in EMEA and a $172,000 decrease in Japan due to declines in activity from large customers.

Service revenue decreased $5.4 million, or 27%, for the nine months ended September 30, 2013, compared to the year-ago period. The decrease was the result of a $2.6 million decline in North America driven by a $1.4 million decrease associated with the MyFord Touch program and a decline at two other significant customers with whom we currently have no active programs. We also experienced a $1.7 million decline in Japan and an $864,000 decline in EMEA, as previously noted.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. Service revenue from the MyFord Touch program declined $441,000 to $1.2 million, or 24% of total service revenue, for the three months ended September 30, 2013, compared to $1.7 million, or 28% of total service revenue, in the year-ago period. Service revenue from the MyFord Touch program declined $1.4 million to $3.7 million, or 26% of total service revenue, for the nine months ended September 30, 2013, compared to $5.1 million, or 26% of total service revenue, in the year-ago period. The decline is primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as market development funds which will be accounted for as a reduction in marketing expense as qualified program expenditures are made.

Under this rebate program, we earned $89,000 and $658,000 during the three and nine months ended September 30, 2013, respectively, and $196,000 and $609,000 during the three and nine months ended September 30 2012, respectively, which was treated as a reduction in cost of sales. Additionally, during the three months ended September 30, 2013 we earned $208,000 which will be accounted for as a reduction in marketing expense in the future as qualified program expenditures are made.

Gross profit and related gross margin for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Software gross profit	$2,491	$3,905	$8,731	$10,551
Software gross margin	13%	20%	17%	19%
Service gross profit	$878	$937	$1,778	$3,483
Service gross margin	17%	16%	12%	18%
Total gross profit	$3,369	$4,842	$10,509	$14,034
Total gross margin	14%	19%	16%	19%

Software gross profit and gross margin

Software gross profit decreased by $1.4 million, or 36%, for the three months ended September 30, 2013, from the year-ago period, while software gross margin decreased by six percentage points. The decrease in gross profit was primarily the result of decreased high-margin proprietary software sales and Microsoft Windows Mobile operating system sales. Third-party software gross margin was 13% for the three months ended September 30, 2013, and 16% in the year-ago period. The decrease in gross margin was driven by the higher margin Window Mobile revenue decline and the change in how rebates from the sale of Windows Embedded operating systems are treated. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as market development funds which will be accounted for as a reduction in marketing expense as qualified program expenditures are made. Proprietary software gross margin was 42% for the three months ended September 30, 2013, compared to 80% in the year-ago period, driven by the revenue decline compared to a relatively fixed cost of sales base.

Software gross profit decreased by $1.8 million, or 17%, for the nine months ended September 30, 2013, from the year-ago period, while software gross margin decreased by two percentage points. The decrease in software gross profit and gross margin was driven by the same factors as the current quarter. Third-party software margin was 15% and 16% for the nine months ended September 30, 2013 and 2012, respectively with the decline attributable to the same factors as the current quarter. Proprietary software margin was 68% for the nine months ended September 30, 2013, compared to 75% in the year-ago period. This decrease was due to the same factors as the current quarter.

Service gross profit and gross margin

Service gross profit decreased $59,000, or 6%, for the three months ended September 30, 2013, from the year-ago period. Service gross margin increased by one percentage point to 17% for the three months ended September 30, 2013, compared to the year-ago period.

Service gross profit decreased $1.7 million, or 49%, for the nine months ended September 30, 2013, from the year-ago period driven by a $5.4 million decline in service revenue without a commensurate decline in service cost of sales. Service gross margin was 12% for the nine months ended September 30, 2013, a six percentage point decrease from 18% in the year-ago period. The margin decline was driven by a 10% increase in our cost per billable hour due to lower utilization and wage increases.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses increased $1.1 million, or 38%, to $4.0 million for the three months ended September 30, 2013, from $2.9 million in the year-ago period. The increase was driven primarily by an increase in sales compensation and travel expenses, of which $531,000 related to a non-recurring reduction in stock-based compensation expense during the three months ended September 30, 2012 in connection with the departure of our former Vice-President of Sales. The increase is also attributable to $167,000 of severance expense related to the departure of our former Chief Executive Officer in September 2013. Selling, general and administrative expenses represented 17% of our total revenue for the three months ended September 30, 2013 and 11% in the year-ago period.

Selling, general and administrative expenses increased $875,000, or 8%, to $11.4 million for the nine months ended September 30, 2013, from $10.6 million in the year-ago period, driven by the same factors noted above. Selling, general and administrative expenses represented 17% of our total revenue for the nine months ended September 30, 2013 and 14% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $57,000, or 7%, to $804,000 for the three months ended September 30, 2013, from $861,000 in the year-ago period due primarily to headcount reductions and an office closure which took place in the third quarter of 2012. Research and development expenses represented 3% of our total revenue for the three months ended September 30, 2013 and 3% in the year-ago period.

Research and development expenses decreased $704,000, or 24%, to $2.2 million for the nine months ended September 30, 2013, from $2.9 million in the year-ago period, driven by the same factors noted above. Research and development expenses represented 3% of our total revenue for the nine months ended September 30, 2013 and 4% for the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other expense increased $41,000 to $13,000 for the three months ended September 30, 2013, from income of $28,000 in the year-ago period due to higher foreign currency losses.

Other income decreased $20,000, or 16%, to $102,000 for the nine months ended September 30, 2013, from $122,000 in the year-ago period.

Income tax expense

Income tax expense was $2.2 million for the three months ended September 30, 2013, compared to $533,000 in the year-ago period, a change of $1.6 million.

In the third quarter of 2013, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the US deferred tax assets. As a result, we recorded a valuation allowance of $2.2 million. Deferred tax assets relative to our foreign jurisdictions were not affected.

The factors we considered in recording a full valuation allowance on our US deferred tax assets included, among other things, our recent history of losses over the last approximately three years.

Subsequent Event

On October 10, 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The restructuring was approved by our Board of Directors on October 9, 2013. The workforce reduction impacted approximately 50 headcount worldwide, including full-time employees and consultants, which represented approximately 20% of the Company’s headcount pre-reduction.

We currently anticipate incurring pre-tax restructuring charges of approximately $625,000 in the fourth quarter of 2013, with $500,000 representing one-time employee termination benefits and $125,000 representing facilities-related costs, primarily remaining lease obligations in China and Germany. Our current estimate of cash outlays related to the one-time employee termination benefits, vacation and other obligations is $850,000, the vast majority of which will occur in the fourth quarter of 2013. Additionally, we expect to recognize a $50,000 asset impairment charge in the fourth quarter of 2013 related to China and Germany.

We expect the staff reductions and office closures will be substantially completed by the end of the fourth quarter of 2013 with some activities, including legal entity closures, continuing into 2014.

Liquidity and Capital Resources

As of September 30, 2013, we had $21.5 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $20.6 million at December 31, 2012. Of these amounts, $13.2 million and $9.9 million were classified as cash and cash equivalents at September 30, 2013 and December 31, 2012, respectively, and $250,000 and $875,000 were classified as long-term at September 30, 2013 and December 31, 2012, respectively.

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2013, driven by positive net working capital changes of $2.9 million and non-cash expenses of $3.5 million, which were offset substantially by our net loss of $5.4 million. Net cash provided by operating activities was $814,000 for the nine months ended September 30, 2012, driven by non-cash expenses of $1.9 million offset in part by $1.3 million in net negative working capital changes.

Investing activities provided cash of $2.2 million for the nine months ended September 30, 2013, due primarily to net proceeds of short-term investments of $1.8 million and a $625,000 reduction in restricted cash under the terms of our corporate headquarters lease amendment executed in August 2013. Investing activities used cash of $2.5 million for the nine months ended September 30, 2012, primarily due to net purchases of short-term investments of $2.1 million and $336,000 in equipment purchases.

Financing activities generated $12,000 during the nine months ended September 30, 2013, and $193,000 during the nine months ended September 30, 2012, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $132,000 for the remainder of 2013, $1.1 million in 2014, $1.3 million in 2015 and 2016, $1.2 million in 2017 and $2.7 million thereafter. The increase in minimum rents payable since December 31, 2012 relates to extending the term of our Bellevue, WA headquarters office lease which was originally scheduled to expire in August 2014 to May 2020; and

•	In conjunction with our activities under our ODAs with Microsoft, we enter OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our disclosure controls during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, other than below.

Expected operating efficiencies from our restructuring plans may not be realized as anticipated.

In October 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The restructuring is intended to reduce expenses, both service and proprietary software cost of sales and all areas of operating expenses, by approximately $4 million annually and better align our organizational structure with our strategic focus. Factors which may affect the potential operating efficiencies we expect to realize from our restructuring plans include the adverse impact of job eliminations and office closings, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We cannot be certain that the anticipated benefits will be realized under our restructuring plans, which could result in further restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 12, 2013	By:	/S/ JERRY CHASE
Jerry Chase Interim Chief Executive Officer

Date: November 12, 2013	By:	/S/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.5(a)	First Amendment to Office Lease by and between the Company and Talon Portfolio Services, LLC, dated August 26, 2013 and effective as of June 1, 2013		8-K	8/30/2013	10.1		000-27687

10.7(b)(1)	Letter Agreement dated August 7, 2013 to Scott Mahan amending Employment Letter Agreement	X

10.8(b)(1)	Separation and Release Agreement by and between the Company and Brian Crowley dated September 23, 2013	X

10.8(c)(1)	Individual Contractor Services Agreement by and between the Company and Brian Crowley dated September 23, 2013	X

10.13(1)	Employment Letter Agreement by and between the Company and Mark D. Whiteside dated effective May 1, 2011	X

10.13(a)(1)	First Amendment to Employment Letter Agreement by and between the Company and Mark D. Whiteside dated December 19, 2012	X

10.13(b)(1)	Letter Agreement dated August 7, 2013 to Mark D. Whiteside amending Employment Letter	X

10.14(1)	Individual Contractor Services Agreement by and between the Company and Jerry Chase dated September 23, 2013	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X