Form 10-K
period 2013-12-31
BSQUARE CORP /WA
filed 2014-02-25
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $30,700,000 based on the closing price of $2.75 per share of the registrant’s common stock as listed on the NASDAQ Global Select Market.

The number of shares of common stock outstanding as of January 31, 2014: 11,394,010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our” and “the Company” refer to BSQUARE Corporation. We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google Android) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, vending machines and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and corporate enterprises (“Enterprises”), as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of Enterprises, our customers include those which develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

The smart, connected systems industry is characterized by a wide variety of software and hardware configurations and end-user applications, often designed to address a specific vertical market. To accommodate these diverse characteristics in a cost-effective manner, OEMs, ODMs and Enterprises require operating systems and software that can support a diverse set of hardware requirements and connect to a wide variety of networks, systems, peripherals, content and applications.

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

•

The ubiquity of cellular and WLAN wireless networks is driving rapid adoption of smart connected systems that leverage broadband and high-speed wireless data networks, including Internet Protocol (“IP”) set-top boxes, voice-over-IP (“VoIP”) phones, residential gateways, and home networking solutions linking smart connected systems with PCs;

•

Expectations for device functionality continue to grow. Users expect to be able to access email and the Internet, synchronize their devices with cloud and corporate data sources and deploy multiple applications on their devices;

•

The availability of multimedia content has increased demand for high-performance, multimedia-capable devices that are able to access, share and play audio, video and application content located on remote computers;

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

•

Increase in device complexity is being driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of embedded operating systems and silicon processors, all of which are driving OEMs, ODMs and Enterprises to continually refresh and update their device designs; and

•

The vastly increasing number of sensors and similar devices requires new solutions for these devices to interact with other devices autonomously through the “Internet of Things” and to provide data to applications, both those that reside local to the device and those running in the cloud.

Software Solutions for Smart Connected Systems

Our customers include world class OEMs and ODMs, Enterprises, SVs and peripheral vendors which are developing smart connected systems or assisting others in doing so. Representative customer engagements in 2013 included the following:

•

We continued in the development of a next generation infotainment offering called MyFord Touch which is a product of Ford Motor Company (“Ford”). The MyFord Touch infotainment system is an in-car communications and entertainment system which enables drivers of Ford’s car offerings to access a wide range of connected information and entertainment experiences including music and multi-media services, hands-free telephony, Internet-enabled applications, language services, news and navigation;

•

Bquare has been a supplier to Outerwall (formerly Coinstar) since 2005 for their Windows Embedded Operating Systems that are deployed on their Coin Kiosks. During the last 7-8 years Bsquare has provided Coinstar with engineering services for their New Venture Kiosks in addition to the Coin Kiosk. In 2013 we provided licensing consultation and engineering services for the Redbox division of Outerwall.

•	The Coca-Cola Company (“Coca-Cola”) continues to engage in development of Freestyle® Coke’s next generation drink dispensing machine.

•

We worked with Costa Coffee to bring the new generation of beverage vending devices to market with technologies including outbound cameras and demographic mapping. This included providing connectivity through the cloud to back-end applications.

The software we deliver to our customers as part of our smart connected software solutions takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through our engineering services teams. Due to the complexity of embedded software, the integration of our own proprietary software, third-party software products and customer software on customers’ devices often requires us to provide additional engineering services addressing systems integration, customization and/or optimization as well as quality assurance testing. Our goal is to increase the breadth and depth of our software product and engineering service offerings to our customers to enhance our position as an overall smart connected software solutions provider.

Proprietary Software Products

Our primary proprietary software offerings being actively sold or developed include:

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

•

TestQuest 10—TestQuest 10 is our latest generation software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart connected systems including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart connected systems and capture results, and a reporting tool that allows customers to analyze test results;

Third-Party Software Products

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their project needs. Our primary third-party software offerings include the following:

•

For 15 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server, along with other Microsoft related and legacy technology. We are authorized to sell Windows Embedded operating systems in North America, including Mexico, as well as much of the European Union. Of our total revenue in 2013, 58% was generated through the sale of Windows Embedded operating systems, compared to 48% in 2012. Our current distribution agreements related to Windows Embedded expire in June 2014;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile and several other related products. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2013, 11% was generated through the sale of Windows Mobile operating systems, compared to 18% in 2012. Our current distribution agreements related to Windows Mobile expire in June 2014. Previously, we also had rights to distribute Windows Mobile operating systems in Korea which ended on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012;

•	We are an authorized distributor for Adobe Flash Lite technology. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis;

•	We are an authorized distributor of McAfee Inc.’s Embedded Security product in North America; and

•	We sub-license and resell other third-party software such as Datalight Inc.’s FlashFX and Reliance products.

Software revenue for the last two fiscal years was as follows (in thousands):

	2013	2012
Software revenue:
Third-party software	$70,891	$71,130
Proprietary software	2,513	4,710

Total software revenue	$73,404	$75,840

Software revenue as a percentage of total revenue	80%	75%

Third-party software revenue as a percentage of total software revenue	97%	94%

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 90% of third-party software revenue in 2013 and 94% of third-party software revenue in 2012.

Engineering Service Offerings

We offer a variety of engineering services to our customers including:

•	Architectural and system design;

•	Software design and development;

•	Platform development systems integration;

•	Radio Interface Layer (“RIL”) development and testing;

•	Application, middleware and multimedia software development;

•	Adobe Flash Lite Player porting and Flash User Interface development;

•	Quality assurance and testing;

•	Device solution strategy consulting;

•	Technical support;

•	Implementation; and

•	Training.

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

Service revenue for the last two fiscal years was as follows (in thousands):

	2013	2012
Total service revenue	$18,704	$25,554

Service revenue as a percentage of total revenue	20%	25%

Service revenue related to the MyFord Touch program was $4.5 million, or 24% of service revenue, in 2013 and $6.4 million, or 25% of service revenue, in 2012.

Strategy

Our strategy is to continue to enhance our position as a leading provider of software solutions and related services for smart connected systems, ultimately becoming the go-to solutions provider for our customers and potential customers around the globe. To advance this strategy, we intend to focus on the following:

•	Expanding the breadth of services we offer to our customers, particularly those that are focused on making existing smart connected systems more useful and valuable to their customers;

•	Expanding our geographic sales penetration in those areas where we have not achieved significant market share;

•

Building our offerings and capabilities in the rapidly growing Internet of Things market. As we drive to grow in this market, we will seek to deepen our relationships with our world-class Fortune 500 customers and to deliver a family of products and services that will turn raw device data into useful, meaningful and actionable information; and

•	Seeking additional proprietary software products in which to invest.

Relationship with Microsoft and Impact on our Smart Connected Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows Embedded operating systems (e.g. Windows Embedded Compact and Windows Embedded Standard) for over 15 years;

•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;

•	We are a Windows Embedded Gold-level Systems Integrator;

•	We are a Microsoft Gold Certified Partner;

•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;

•	We were the Microsoft Distributor of the Year for 2011;

•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;

•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;

•	We are a Preferred Provider of Visual Tools for Microsoft;

•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program; and

•	We have been engaged by Microsoft on various service engagements.

We work closely with Microsoft executives, developers, product managers and sales personnel. We leverage these relationships in a variety of ways, including:

•	We gain early access to new Microsoft embedded software and other technologies;

•	We are able to leverage co-marketing resources, content and strategies from Microsoft, including market development funds, to support our own marketing and sales efforts;

•	We participate in Microsoft-sponsored trade shows, seminars, and other events;

•	We receive sales leads from Microsoft; and

•	We receive rebates from Microsoft based upon the achievement of predefined sales objectives.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Customers

Customers of our software solutions and engineering services include leading OEMs, ODMs, Enterprises, SVs and peripheral vendors seeking to leverage the software we provide them, be it our own proprietary software, third-party software or custom software developed via our engineering services, to develop high-quality, smart connected systems that meet the requirements of numerous end-markets. Representative customers include Microsoft, Coca-Cola, Costa Coffee, IGT, Mitsubishi Electric Corporation, Honeywell International, Inc., Elo Touch Solutions, Intel, and several industrial handset companies.

Sales and Marketing

We market our software solutions and engineering services utilizing a direct sales model. We have sales personnel throughout the United States and in various countries in Asia and Europe. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, content marketing, trade shows, event marketing, public relations, analyst relations, social media properties, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States. Research and development expense was $2.8 million and $3.6 million in 2013 and 2012, respectively.

Competition

The market for smart connected systems software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which compete with our proprietary software products and engineering services;

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

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation in Taiwan;

•	Marketing agencies and specialized vendors who provide mobile application services; and

•	We will encounter increasing competition in the growing Internet of Things market from a number of additional software and service providers as we expand our focus on this market in 2014 and beyond.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected systems software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Microsoft technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

International Operations

Our international operations outside of North America consist principally of operations in Beijing, China, Taipei, Taiwan and Trowbridge, England. We have minor sales and sales support presences in other countries in Asia and Europe as well. We closed our Beijing, China operations in October 2013. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2013, revenue generated from customers located outside of North America was 13% of total revenue, compared to 20% in 2012. The decrease in non-North American revenue in 2013 was primarily attributable to lower sales of Windows Mobile operating systems, lower service revenue and lower proprietary software sales in Asia. Specifically, a portion of the Windows Mobile operating systems sales decline resulted from the expiration of our Korea distribution rights on October 31, 2012, as prior sales in Korea contributed $4.5 million of Windows Mobile operating systems revenue in 2012.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following indicates the total number of employees by area:

	December 31,
	2013	2012
Engineering Services	119	149
Research and Product Development	12	22
Sales, Marketing and Administrative	56	70

Total	187	241

As of December 31, 2013, we were also utilizing the services of 18 contractors, primarily for engineering services, compared to 19 at December 31, 2012. Of the total headcount of 205 at December 31, 2013, 121 were located in North America, 50 were located in Taiwan, 32 were located in the United Kingdom and 2 were located in Japan. As conditions necessitate, engineering service employees perform research and development activities and vice versa. In October 2013, we effected a headcount reduction that impacted approximately 20% of our worldwide workforce.

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

We have eight issued United States (“US”) patents, one US patent application and one pending international application. We also have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2014:

Name	Age	Position
Andrew Harries	51	Chairman of the Board
Jerry Chase	54	President and Chief Executive Officer; Director
Elliott H. Jurgensen, Jr	69	Director
Harel Kodesh	55	Director
William D. Savoy	49	Director
Kendra A. VanderMeulen	62	Director
Mark Whiteside	51	Senior Vice President, Professional Services; Interim Senior Vice President of US Solutions and International Sales
Scott C. Mahan	49	Senior Vice President, Operations; Chief Financial Officer; Secretary and Treasurer

Item 1A.	Risk Factors.

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

Microsoft-Related Risk Factors

Due to the fact that we provide software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following Microsoft-related risk factors may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have OEM Distribution Agreements (“ODA”s) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. These ODAs are effective through June 30, 2014. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America, Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 30, 2014.

We generated $64.0 million and $67.0 million of revenue in 2013 and 2012, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2014. Our rights to distribute Windows Mobile operating systems in Korea expired on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012. If any of the ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time and unless we are able to either pass through price increases to our customers or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We earned rebate credits from Microsoft of $1.2 million and $888,000 in 2013 and 2012, respectively, a portion of which is accounted for as a reduction in cost of sales and a portion as a reduction in marketing expense if and when qualified expenditures are made.

Microsoft has audited our records under the ODAs in the past and will likely audit our records again in the future and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODAs. Microsoft has concluded audits of our records pertaining to the ODAs in 2009 and 2006, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found.

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

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, including an increased focus by us on customers building devices utilizing non-Microsoft operating systems, our efforts to market and sell our software and services to our customers could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of customers utilizing the various Microsoft Windows Embedded and Windows Mobile operating systems. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities, including trade shows, direct mail campaigns and print advertising, are important to the continued promotion and market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. In the event that we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, its Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft and no longer continue receiving such new versions and updates, our revenue could decline significantly, and/or our costs could increase significantly, thereby negatively impacting our operating results.

Unexpected delays or announcement of delays by Microsoft related to product releases of Windows Embedded or Windows Mobile operating systems could adversely affect our revenue and operating results.

Unexpected delays or announcement of delays in Microsoft’s delivery schedule for new versions of Windows Embedded or Windows Mobile operating systems could cause us to delay our product introductions or impede our ability to sell our products and services and/or to complete customer projects on a timely basis. Such delays or announcements of delays by Microsoft could also cause our customers to delay or cancel their project development activities or product introductions, which could negatively impact our revenue and operating results.

If Microsoft adds features to its Windows operating systems or develops products that directly compete with products and services we provide, our revenue and operating results could be negatively impacted.

As the developer of Windows Embedded and Windows Mobile operating systems, Microsoft could add features which eliminate or reduce our customers’ need for our software and services, or Microsoft could develop standalone products and services that compete with the products and services we provide to our customers. The ability of our customers, or potential customers, to obtain products and services directly from Microsoft that compete with our products and services could negatively impact our revenue and operating results. Even if the standard features of future Microsoft operating system software were more limited than our offerings, a significant number of our customers, and potential customers, might elect to accept more limited functionality in lieu of purchasing additional software from us or delay the purchase of our products and services while they perform a comparison of Microsoft’s competing offerings. Moreover, the resulting competitive pressures could lead to price reductions for our offerings and reduce our revenue and gross profit accordingly and our operating results could be negatively impacted.

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

•

The ability of the Microsoft Windows Embedded and/or Windows Mobile operating systems to compete against existing and emerging operating systems for the smart connected systems market, including: iOS from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Android from Google Inc.; QNX; Blackberry from Research In Motion Limited (“RIM”); and other proprietary operating systems. Microsoft Windows Embedded and Windows Mobile operating systems may be unsuccessful in capturing a significant share of the smart connected systems market, or in maintaining its market share;

•	The acceptance by customers of the mix of features and functions offered by Microsoft Windows Embedded and Windows Mobile operating systems; and

•

The willingness of software developers to continue to develop and expand the applications that run on Microsoft Windows Embedded and Windows Mobile operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to users than those available on Microsoft Windows Embedded and Windows Mobile operating systems, this could cause potential customers to select competing operating systems.

MyFord Touch-Related Risk Factors

If we do not obtain additional work on the MyFord Touch program, our future revenue and gross profit would decrease and our operating results would be adversely affected.

We began working on the MyFord Touch infotainment project with Ford in the second quarter of 2008 and continue to work on the program. Since inception of the program through December 31, 2011, our contractual relationship was with Ford. Effective January 1, 2012, our contractual relationship for the MyFord Touch program shifted from Ford to Microsoft, as Microsoft has become the primary vendor to Ford for this program. Revenue from the MyFord Touch program comprised $4.5 million, or 5%, of our total revenue, in 2013, and $6.4 million, or 6%, of our total revenue in 2012. We currently expect this project work to continue in 2014 but expect revenue from the MyFord Touch program to be lower, albeit still significant in 2014, than it was in 2013 due to the lower level of personnel resources utilized on the program. Our statement of work with Microsoft currently runs through June 30, 2014. While we expect to be actively involved in future projects with Microsoft and Ford beyond June 30, 2014, if our role on MyFord Touch is scaled back or eliminated beyond that point our revenue and resulting gross profit would suffer and negatively impact our operating results.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The market for device software and services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which compete with our proprietary software products and engineering services;

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

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation in Taiwan;

•	Marketing agencies and specialized vendors who provide mobile application services; and

•	We will encounter increasing competition in the growing Internet of Things market from a number of additional software and service providers as we expand our focus on this market in 2014 and beyond.

Some of our competitors focus on only one aspect of our business or offer complementary products which can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected system software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Microsoft technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

Expected operating efficiencies from our restructuring plans may not be realized as anticipated.

In the fourth quarter of 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The restructuring was intended to reduce expenses, both service and proprietary software cost of sales and all areas of operating expenses, by approximately $4 million annually and better align our organizational structure with our strategic focus. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations and office closings, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We cannot be certain that the anticipated benefits will be realized under our restructuring plans, which could result in further restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

Management turnover creates uncertainties and could harm our business.

We had significant changes in executive leadership during 2013 and more could occur. Jerry Chase was appointed as President and Chief Executive Officer of the Company in February 2014. Mr. Chase joined our Board of Directors in July 2013 and had served as our interim Chief Executive Officer since September 23, 2013, after Brian Crowley stepped down as President and Chief Executive Officer and from the Board of Directors. In October 2013, John Traynor, Senior Vice-President, Products left the company as part of the restructuring. In addition, Mike Stipe, Senior Vice President, Worldwide Sales and Marketing departed in December 2013. At that time, Mark Whiteside, Senior Vice President, Professional Services took on the additional role of Senior Vice President of US Solutions and International Sales.

Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

The technologies used in smart, connected systems change very rapidly and it is often difficult to foresee and predict which application processors, operating systems, connectivity, testing and application development technologies will gain a foothold in device development. As a smaller company we can invest our resources in a limited number of technologies and as such must make forward investments in developing products and capabilities to support the technologies that we choose. If we make investments in technologies that do not gain traction in device development, our profit potential is uncertain and our revenue may not develop as anticipated. We are dependent upon the broad acceptance and adoption by businesses and consumers of a wide variety of device technologies, which will depend on many factors, including:

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

We are a leader in providing engineering services to customers developing smart devices. Our market differentiation is created through several factors, including our experience with a variety of smart connected system platforms and applications. Our differentiation is contingent, in part, on our ability to attract and retain employees with this expertise, a significant portion of which are currently based in the United States. To the extent we are unable to retain critical engineering services talent and/or our competition is able to deliver the same services by using significant lower-cost offshore resources, our service revenue and operating results could be negatively impacted.

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

We have periodically entered into engineering service agreements in which we have agreed to perform our engineering service work for lower up-front fees, or for no fees, in exchange for future royalties or per unit fees. There is no guarantee that these arrangements will produce the strategic or economic returns as anticipated.

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

We have developed, and continue to develop, software and service offerings based on certain silicon architectures. Due to the nature of the industry we serve and the products we develop, it is necessary for us to make certain assumptions regarding which silicon vendors will be successful in the various markets we serve and upon which we are making investments. It is therefore important that there is ongoing support from the SVs in the marketplace for these silicon architectures. There can be no assurance that TI, Qualcomm, Freescale, Intel or any of the other SVs will continue to pursue and support the markets that we have been targeting. If the SVs do not support our efforts going forward, our revenue and operating results could be negatively impacted.

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

The proper functioning of our information technology infrastructure is critical to the efficient operation and management of our business. Our technology infrastructure is vulnerable to cyber-attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

In the third quarter of 2011, we acquired MPC Data, Ltd. including certain intangible assets with a carrying value of $758,000 and goodwill of $3.7 million as of December 31, 2013. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

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

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2013, we had approximately $55.6 million of federal and $9.3 million of state net operating loss carryforwards, and $2.7 million of tax credit carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change (as defined by this Section) has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

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

Software and hardware components as complex as those needed for smart connected systems frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively impact our business and operating results.

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

Customers outside of North America generated 13% of our total revenue in 2013 and 20% in 2012. We currently have sizable operations outside of North America in Taiwan and the United Kingdom and also have a minor sales and support presence in Japan. In 2013, we closed our operations in Korea, China and Germany. Our international activities and operations expose us to a number of risks, including the following:

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

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODA with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas we may be restricted from reselling Microsoft Windows Embedded operating systems to these customers or we would be less competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

As of December 31, 2013, our corporate headquarters are located in 43,400 square feet of leased space in a single location in Bellevue, Washington. We amended the underlying lease in August 2013 which extended the lease term to May 2020 and reduced the leased square footage to 24,000 square feet effective upon completion of leasehold improvements that are expected to be completed in early 2014.

In North America, we also lease office space in San Diego, California; Boston, Massachusetts; and Akron, Ohio. We lease office space overseas in Tokyo, Japan, Taipei, Taiwan; and Trowbridge, United Kingdom. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “BSQR.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2013:
First Quarter	$3.57	$2.85
Second Quarter	$3.18	$2.64
Third Quarter	$2.96	$2.69
Fourth Quarter	$3.58	$2.61

Year Ended December 31, 2012:
First Quarter	$4.28	$3.14
Second Quarter	$3.35	$2.46
Third Quarter	$3.19	$2.76
Fourth Quarter	$3.29	$2.60

Holders

As of January 31, 2014, there were 127 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

Overview

We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® Embedded Compact) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, vending machines, in-vehicle telematics and entertainment devices. We primarily focus on smart, connected systems that utilize Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class OEMs, ODMs and Enterprises, as well as SVs and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of Enterprises, our customers include those which develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method assuming reasonable estimates of completion can be made. We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts; we believe it is a better measure of periodic income results than other methods and better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

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

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2013, we were delivering engineering services under eight fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. If we were 10% under in our estimates of completion on every fixed-bid contract active on December 31, 2013, our revenue would be over-stated by $280,000 for 2013.

Intangible Assets and Goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets were acquired through business acquisitions. Our intangible assets consist of customer relationships and non-compete agreements. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results.

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

Stock-Based Compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) are measured based on the fair market values of the underlying stock on the dates of grant as determined based on the number of shares granted and the quoted price of our common stock on the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and expected future activity. To the extent our actual forfeiture rate is different from our estimates, stock-based compensation expense is adjusted accordingly.

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

Our sales may be subject to other taxes, particularly withholding taxes, due to our sales to customers in countries other than the United States. The tax regulations governing withholding taxes are complex, causing us to have to make assumptions about the appropriate tax treatment. Further, we make sales in many jurisdictions across the United States, where tax regulations are varied and complex. We must therefore continue to analyze our state tax exposure and determine what the appropriate tax treatments are, and make estimates for sales, franchise, income and other state taxes.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2013	2012
Revenue:
Software	80%	75%
Service	20	25

Total revenue	100	100

Cost of revenue:
Software	66	60
Service	18	21

Total cost of revenue	84	81

Gross profit	16	19
Operating expenses:
Selling, general and administrative	17	14
Research and development	3	4

Total operating expenses	20	18

Income (loss) from operations	(4)	1
Other income, net	0	0

Income (loss) before income taxes	(4)	1
Income tax expense	(2)	0

Net income (loss)	(6)%	1%

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue decreased $9.3 million, or 9%, to $92.1 million in 2013 from $101.4 million in 2012. This decrease was driven by lower sales of third party Windows Mobile operating systems and a decline in proprietary software and service revenue, partially offset by an increase in sales of the third party Microsoft Windows Embedded operating systems and Adobe Flash revenue.

Revenue from our customers outside of North America decreased $7.7 million, or 39%, to $11.7 million in 2013, from $19.8 million in 2012. Revenue from our customers outside of North America represented 13% of our total revenue in 2013, compared to 20% in 2012. The decrease in non-North American revenue in 2013 was primarily attributable to lower sales of Windows Mobile operating systems, lower service revenue and lower proprietary software sales in Asia. Specifically, a portion of the Windows Mobile operating systems sales decline resulted from the expiration of our Korea distribution rights on October 31, 2012, as prior sales in Korea contributed $4.5 million of Windows Mobile operating systems revenue in 2012.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Software revenue:
Third-party software	$70,891	$71,130
Proprietary software	2,513	4,710

Total software revenue	$73,404	$75,840

Software revenue as a percentage of total revenue	80%	75%

Third-party software revenue as a percentage of total software revenue	97%	94%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue decreased $239,000, or 0.3%, in 2013 compared to the prior year.

Proprietary software revenue decreased $2.2 million, or 47%, in 2013 compared to 2012 driven by a significant one-time HTML5 sale in Japan in 2012, a decline in Handset Certification Platform revenue from our customers in China who did not renew their subscription contracts, a decline in Testquest licensing revenue and lower support revenue.

Service revenue

Service revenue for 2013 and 2012 was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Service revenue	$18,704	$25,554

Service revenue as a percentage of total revenue	20%	25%

Service revenue decreased $6.9 million, or 27%, in 2013 as compared to the prior year. This decrease was due to a $3.8 million decline in North America service revenue driven primarily by a $1.9 million decrease associated with the MyFord Touch Program and net decreases from other North America customers. We also experienced a $1.8 million decline in Japan and a $1.0 million decline in EMEA due to decreases in activity from large customers.

Microsoft Corporation (“Microsoft”) became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. The MyFord Touch program contributed $4.5 million in service revenue in 2013 compared to $6.4 million in 2012 representing a decline of $1.9 million or 30%. The decrease is attributable to a reduction in the number of engineers working on the MyFord Touch project as the amount of work on the increasingly mature platform has declined.

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

Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Under this rebate program, we earned $744,000 of rebate credits in 2013 and $888,000 in 2012, which were treated as a reduction in cost of sales. Additionally, during 2013 we earned $409,000 in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified expenditures are made.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended December 31,
	2013	2012
Software gross profit	$12,966	$14,728
Software gross margin	18%	19%
Service gross profit	$2,059	$4,331
Service gross margin	11%	17%
Total gross profit	$15,025	$19,059
Total gross margin	16%	19%

Software gross profit and gross margin

Software gross profit decreased by $1.8 million, or 12%, in 2013, compared to 2012, while software gross margin decreased by one percentage point. The decreases in gross profit and gross margin were primarily the result of the decline in high-margin proprietary software revenue.

Third-party software gross margin was 16% in both 2013 and 2012. Proprietary software gross margin was 66% in 2013, compared to 78% in 2012 driven by the revenue decline compared to a relatively fixed cost of sales base.

Service gross profit and gross margin

Service gross profit decreased $2.3 million, or 52%, in 2013 compared to 2012 driven by a $6.9 million decline in service revenue without a commensurate decline in service cost of sales. Service gross margin was 11% in 2013, a six percentage point decrease from 17% in 2012. The margin decline was driven by a 5% increase in our cost per billable hour due to lower utilization and fixed cost increases and a decline in our realized rate per hour of 2%. During the fourth quarter of 2013, we made adjustments to reduce service related expenses to better align our costs with our future service revenue expectations which included the closure of our Beijing China delivery center.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal and audit). Selling, general and administrative expenses increased $1.1 million, or 8%, to $15.4 million in 2013, from $14.3 million in 2012. The increase was driven by severance and related costs associated with the departure of our former Chief Executive Officer in September 2013 and the departure of our former Senior Vice President of Worldwide Sales and Marketing in December 2013. Additionally, the increase was driven by higher sales travel and entertainment costs and legal expenses. Selling, general and administrative expenses represented 17% of our total revenue in 2013 compared to 14% of revenue in 2012.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $843,000, or 23%, to $2.8 million in 2013, from $3.6 million in 2012. The decline was driven by lower wage and other expenses associated primarily with two separate cost reduction efforts—one in the third quarter of 2012 and another in the fourth quarter of 2013. Research and development expenses represented 3% of total revenue in 2013 and 4% in 2012.

Other income, net

Other income consists of interest income on our cash and investments, gains and losses we may recognize on our investments, gains or losses on foreign exchange transactions and other items. Other income was $40,000 in 2013 compared to $103,000 in 2012, representing a decline of $63,000 which was driven by a one-time reduction to earn-out consideration in 2012 related to the September 2011 acquisition of MPC Data, Ltd.

Income taxes

Income tax expense was $2.2 million in 2013, compared to $366,000 in the year-ago period, a change of $1.8 million.

In the third quarter of 2013, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize our US deferred tax assets. As a result, we increased our deferred tax asset valuation allowance by $2.2 million. Deferred tax assets relative to our foreign jurisdictions were not affected.

The factors we considered in recording a full valuation allowance on our US deferred tax assets included, among other things, our recent history of losses.

Restructuring

During the fourth quarter of 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The workforce reduction impacted approximately 20% of our worldwide workforce. The restructuring was intended to better align our organizational structure with our strategic focus. The staff reductions and office closures were substantially completed by the end of the fourth quarter of 2013 with some activities, including legal entity closures, continuing into 2014.

The results of this restructuring and associated asset impairment were recorded within loss from operations on our Consolidated Statement of Operations and Comprehensive Income (Loss). See Note 12: Restructuring in our Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

As of December 31, 2013, we had $21.1 million of cash, cash equivalents, short-term investments and restricted cash, compared to $20.6 million at December 31, 2012. Of these amounts, $13.5 million and $9.9 million were classified as cash and cash equivalents at December 31, 2013 and December 31, 2012, respectively,

Restricted cash is classified as long term and was $250,000 at December 31, 2013 and $875,000 at December 31, 2012. This cash is restricted under the terms of our headquarters operating lease which will continue to secure that obligation through its expiration in 2020. Our working capital was $19.8 million at December 31, 2013, compared to $20.6 million at December 31, 2012.

Net cash provided by operating activities was $619,000 in 2013, driven by positive net working capital changes of $2.1 million and non-cash expenses of $3.8 million, which were offset substantially by our net loss of $5.3 million. Net cash provided by operating activities was $2.5 million in 2012 driven by net income of $916,000 and non-cash expenses of $2.2 million, offset in part by net negative working capital changes.

Investing activities provided cash of $3.0 million in 2013, due primarily to net proceeds of short-term investments of $2.5 million and a $625,000 reduction in restricted cash under the terms of our corporate headquarters lease amendment executed in August 2013. Net cash used by investing activities was $1.2 million in 2012 driven by $391,000 in capital expenditures and payment of contingent acquisition consideration related to MPC of $631,000.

Financing activities generated $51,000 in 2013 and $205,000 in 2012, as a result of the exercise of employee stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.0 million in 2014, $1.1 million in 2015 and 2016, $1.2 million in 2017 and $2.7 million in total thereafter; and

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

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 25, 2014

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,510	$9,903
Short-term investments	7,295	9,826
Accounts receivable, net of allowance for doubtful accounts of $214 at December 31, 2013 and $200 at December 31, 2012	15,893	16,095
Deferred tax assets	12	296
Prepaid expenses and other current assets	2,313	858

Total current assets	39,023	36,978
Equipment, furniture and leasehold improvements, net	411	759
Restricted cash	250	875
Deferred tax assets	304	2,255
Intangible assets, net	863	1,069
Goodwill	3,738	3,738
Other non-current assets	59	117

Total assets	$44,648	$45,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$12,746	$11,099
Accounts payable	634	553
Accrued compensation	2,383	2,205
Other accrued expenses	1,249	1,732
Deferred revenue	2,177	837

Total current liabilities	19,189	16,426
Deferred tax liability	144	206
Deferred rent	644	154
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,294,682 shares issued and outstanding at December 31, 2013 and 11,065,217 shares issued and outstanding at December 31, 2012	129,423	128,474
Accumulated other comprehensive loss	(759)	(733)
Accumulated deficit	(103,993)	(98,736)

Total shareholders’ equity	24,671	29,005

Total liabilities and shareholders’ equity	$44,648	$45,791

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Revenue:
Software	$73,404	$75,840
Service	18,704	25,554

Total revenue	92,108	101,394

Cost of revenue:
Software	60,438	61,112
Service	16,645	21,223

Total cost of revenue	77,083	82,335

Gross profit	15,025	19,059

Operating expenses:
Selling, general and administrative	15,372	14,281
Research and development	2,756	3,599

Total operating expenses	18,128	17,880

Income (loss) from operations	(3,103)	1,179
Other income, net	40	103

Income (loss) before income taxes	(3,063)	1,282
Income tax expense	(2,194)	(366)

Net income (loss)	$(5,257)	$916

Basic income (loss) per share	$(0.47)	$0.08

Diluted income (loss) per share	$(0.47)	$0.08

Shares used in calculation of income (loss) per share:
Basic	11,174	10,945

Diluted	11,174	11,449

Comprehensive income (loss):
Net income (loss)	$(5,257)	$916
Other comprehensive income (expense):
Foreign currency translation, net of tax	(24)	(114)
Change in unrealized gains on investments, net of tax	(2)	12

Total other comprehensive income (expense)	(26)	(102)

Comprehensive income (loss)	$(5,283)	$814

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	10,874,050	$127,318	$(631)	$(99,652)	$27,035
Exercise of stock options	—	—	84,411	205	—	—	205
Share-based compensation, including issuance of restricted stock	—	—	106,756	951	—	—	951
Comprehensive income (loss):
Net income	—	—	—	—	—	916	916
Foreign currency translation adjustment, net of tax	—	—	—	—	(114)	—	(114)
Change in unrealized gains on investments, net of tax	—	—	—	—	12	—	12

Balance, December 31, 2012	—	$—	11,065,217	$128,474	$(733)	$(98,736)	$29,005
Exercise of stock options	—	—	36,050	51	—	—	51
Share-based compensation, including issuance of restricted stock	—	—	193,415	898	—	—	898
Comprehensive income (loss):
Net (loss)	—	—	—	—	—	(5,257)	(5,257)
Foreign currency translation adjustment, net of tax	—	—	—	—	(24)	—	(24)
Change in unrealized gains on investments, net of tax	—	—	—	—	(2)	—	(2)

Balance, December 31, 2013	—	$—	11,294,682	$129,423	$(759)	$(103,993)	$24,671

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,257)	$916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	701	993
Realized loss on asset disposal	46	—
Stock-based compensation	898	951
Deferred income tax expense	2,156	267
Change in fair value of contingent consideration related to acquisition of business	—	(135)
Changes in operating assets and liabilities:
Accounts receivable, net	202	(2,685)
Prepaid expenses and other assets	(1,397)	430
Third-party software fees payable	1,647	2,639
Accounts payable and accrued liabilities	(207)	(468)
Deferred revenue	1,340	(400)
Deferred rent	490	(30)

Net cash provided by operating activities	619	2,478

Cash flows from investing activities:
Purchases of equipment and furniture	(194)	(391)
Payment of contingent consideration related to acquisition of business	—	(631)
Proceeds from maturities of short-term investments	10,682	11,611
Purchases of short-term investments	(8,152)	(11,800)
Reduction of restricted cash	625	—

Net cash provided by (used for) investing activities	2,961	(1,211)
Cash flows from financing activities—proceeds from exercise of stock options	51	205
Effect of exchange rate changes on cash	(24)	(74)

Net increase in cash and cash equivalents	3,607	1,398
Cash and cash equivalents, beginning of year	9,903	8,505

Cash and cash equivalents, end of year	$13,510	$9,903

Supplemental cash flow information:
Cash paid for income taxes	$60	$7

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, vending machines and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and corporate enterprises (“Enterprises”), as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of Enterprises, our customers include those which develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

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

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards, restricted stock units and warrants. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”) are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs and RSAs (which are forfeitable) are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2013	2012
Weighted average shares outstanding for basic income (loss) per share	11,174	10,945
Dilutive effect of common stock equivalent shares	—	504

Weighted average shares outstanding for diluted income (loss) per share	11,174	11,449

Common stock equivalent shares of 990,831 and 1,034,183 were excluded from the computations of basic and diluted income per share for the years ended December 31, 2013 and 2012, respectively, because their effect was anti-dilutive. Unvested but outstanding RSUs and RSAs which are forfeitable are included in the diluted income per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

Cash, Cash Equivalents and Investments

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

Restricted Cash

Our restricted cash represents funds held at a financial institution as security for an outstanding letter of credit expiring in 2020 related to our corporate headquarters lease obligation.

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

Equipment, Furniture and Leasehold Improvements

We account for equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from two to ten years. Maintenance and repairs costs are expensed as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the statement of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We amortize our acquired intangible assets using the straight-line method using lives ranging from one to ten years. We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Goodwill

We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, no further testing is performed. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $501,000 in 2013 and $733,000 in 2012.

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

Income Taxes

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. We compute income taxes using the asset and liability method, under which deferred income taxes are provided for on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Our deferred tax amounts are measured using currently enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Foreign Currency

The functional currency of foreign subsidiaries is their local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet. Resulting translation adjustments are included in Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss, a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

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

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and the other revenue recognition criteria have been met. Service revenue from time and materials contracts, and training service agreements, is recognized as services are performed. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method assuming reasonable estimates of completion can be made. We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts; we believe it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred. Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred for the remainder of the project. Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a

Similar Tax Loss, or a Tax Credit Carryforward Exists” to bring conformity in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 became effective for us on January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or notes to the consolidated financial statements.

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

2.	Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	December 31,
	2013	2012
Cash	$2,521	$2,590
Cash equivalents—money market funds	10,989	7,313

Total cash and cash equivalents	13,510	9,903
Short-term investments:
Municipal securities	—	356
Corporate commercial paper	1,500	4,374
Foreign government bonds	1,001	999
Corporate debt securities	4,794	4,097

Total short-term investments	7,295	9,826
Restricted cash—money market fund	250	875

Total cash, cash equivalents, short-term investments and restricted cash	$21,055	$20,604

Gross unrealized gains and losses on our cash equivalents and short-term investments were not material as of December 31, 2013 and December 31, 2012. Our restricted cash balance at December 31, 2013 and 2012 relates to a letter of credit which secures our corporate headquarters lease.

3.	Fair Value Measurements

We measure our cash equivalents, marketable securities and restricted cash at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets:
Cash equivalents—money market fund	$10,989	$—	$10,989
Short-term investments:
Corporate commercial paper	—	1,500	1,500
Foreign government bonds	—	1,001	1,001
Corporate debt securities	—	4,794	4,794

Total short-term investments	—	7,295	7,295
Restricted cash—money market fund	250	—	250

Total assets measured at fair value	$11,239	$7,295	$18,534

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets:
Cash equivalents—money market fund	$7,313	$—	$7,313
Short-term investments:
Municipal securities	—	356	356
Corporate commercial paper	—	4,374	4,374
Foreign government bonds	—	999	999
Corporate debt securities	—	4,097	4,097

Total short-term investments	—	9,826	9,826
Restricted cash—money market fund	875	—	875

Total assets measured at fair value	$8,188	$9,826	$18,014

4.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$2,520	$2,964
Office furniture and equipment	536	1,365
Leasehold improvements	917	958

Total	3,973	5,287
Less: accumulated depreciation and amortization	(3,562)	(4,528)

Equipment, furniture and leasehold improvements, net	$411	$759

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $495,000 in 2013 and $672,000 in 2012. In 2013, we wrote off approximately $1.4 million of fully depreciated assets.

5.	Goodwill and Intangible Assets

Goodwill was recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. Bsquare operates as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill for the year ended December 31, 2013.

Intangible assets relate to customer relationships and non-compete agreements that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(412)	$863
Non-compete agreements	196	(196)	—

Total	$1,471	$(608)	$863

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(276)	$999
Non-compete agreements	196	(126)	70

Total	$1,471	$(402)	$1,069

Amortization expense was $206,000 and $321,000 for 2013 and 2012, respectively. As of December 31, 2013, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2014	$135
2015	135
2016	130
2017	98
2018	98
Thereafter	267

Total	$863

6.	Other Income, Net

The components of other income, net are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Difference on earn-out paid related to MPC acquisition	$—	$135
Interest income	83	35
Other	(43)	(67)

Total	$40	$103

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012
U.S.	$(3,084)	$1,687
Foreign	21	(405)

Total	$(3,063)	$1,282

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2013	2012
Current taxes:
Federal	$—	$—
State and local	(14)	27
Foreign	52	72

Current taxes	38	99
Deferred taxes:
Federal	$2,181	$459
State and local	—	—
Foreign	(25)	(192)

Deferred taxes	2,156	267

Total	$2,194	$366

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2013	2012
Net deferred income tax assets:
Depreciation and amortization	$775	$917
Accrued expenses and reserves	2,968	1,771
Net operating loss carryforwards	20,652	20,509
Capital loss carryforwards	290	290
Research and development credit carryforwards	2,673	2,535
Stock-based compensation	487	425

Gross deferred tax assets	27,845	26,447

Less: valuation allowance	(27,673)	(24,102)

Net deferred tax assets	$172	$2,345

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2013	2012
Net deferred tax assets:
Deferred tax assets—current	$12	$296
Deferred tax assets—non-current	304	2,255
Deferred tax liability	(144)	(206)

Net deferred tax assets	$172	$2,345

As of December 31, 2013, our deferred tax assets were primarily the result of U.S. NOL and tax credit carryforwards. A valuation allowance of $27.7 million and $24.1 million was recorded against our gross deferred tax asset balance as of December 31, 2013, and December 31, 2012, respectively. For the year ended December 31, 2013, we recorded an increase in valuation allowance of $3.6 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. In the third quarter of 2013, we determined that is was not more likely than not that we would generate sufficient future taxable income to utilize the portion of our net US deferred tax assets, which had been previously recognized, and we increased our valuation allowance in the U.S. by $2.2 million. Deferred tax assets relative to our foreign tax jurisdictions were not affected.

The provision for income taxes differs from the amount of expected income tax expense (benefit) determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss), as a result of the following:

	Year Ended December 31,
	2013	2012
Taxes at the U.S. statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax credits	4.5	—
State income tax	0.6	0.7
International operations	10.3	(21.3)
Incentive stock options	(0.6)	1.0
Valuation allowance	(118.0)	(8.3)
Expiration of state NOLs	(6.2)	22.1
Other, net	3.7	0.4

	(71.7)%	28.6%

At December 31, 2013, we had approximately $55.6 million of federal and $9.3 million of state net operating loss carryforwards, which have begun to expire, including $3.3 million of state losses in 2013. Of the federal net operating loss carryforwards, an aggregate of $42.5 million will expire in 2022 and 2023. We also have $2.7 million of tax credit carryforwards, which begin to expire in 2018. Utilization of these carryforwards may be subject to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We performed analyses of possible ownership changes, which included consideration of a third party study completed in 2012, and do not believe that an ownership change of more than 50 percentage points has occurred. While the study has not been updated in 2013, we do not believe there have been any further impacts on the results of that analysis in 2013.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2013 or 2012.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

8.	Commitments and Contingencies

Contractual Commitments

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $1.6 million in 2013 and $1.8 million in 2012.

As of December 31, 2013, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2013 are as follows (in thousands):

2014	$1,030
2015	1,128
2016	1,144
2017	1,168
2018	1,142
2019	1,067
2020	449

Total	$7,128

Volume Pricing Agreements

In conjunction with our activities under the OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods relating to existing agreements.

9.	Shareholders’ Equity

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

	Year Ended December 31,
	2013	2012
Dividend yield	0%	0%
Expected life	4.2 years	3.8 years
Expected volatility	61%	73%
Risk-free interest rate	0.9%	0.6%

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2013 and 2012 was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Cost of revenue—service	$219	$315
Selling, general and administrative	579	521
Research and development	100	115

Total stock-based compensation expense	$898	$951

Per diluted share	$0.08	$0.08

Stock Option Activity

The following table summarizes stock option activity under the Plans for 2013 and 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2012	1,939,475	$4.49	4.33
Granted at fair value	244,125	3.27
Exercised	(90,786)	2.41
Forfeited	(327,422)	6.67
Expired	(225,774)	7.24

Balance at December 31, 2012	1,539,618	$3.55	4.24
Granted at fair value	328,080	3.03
Exercised	(31,925)	2.49
Forfeited	(130,131)	3.23
Expired	(190,021)	4.58

Balance at December 31, 2013	1,515,621	$3.36	3.93	$953,186

Vested and expected to vest at December 31, 2013	1,466,306	$3.36	3.82	$932,995

Exercisable at December 31, 2013	1,118,271	$3.34	2.73	$784,434

At December 31, 2013, total compensation cost related to stock options granted to employees under the Plans but not yet recognized was $296,340, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options for 2013 and 2012:

	Year Ended December 31,
	2013	2012
Weighted average grant-date fair value for options granted during the year	$1.59	$2.02

Options in-the-money at December 31	734,130	606,666

Aggregate intrinsic value of options exercised	$24,429	$73,000

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price
Unvested at December 31, 2012	241,248	$5.91
Granted	177,592	3.49
Vested	(148,743)	4.98
Forfeited	(33,584)	6.07

Unvested at December 31, 2013	236,513	$4.95
Granted	128,838	2.75
Vested	(171,404)	3.82
Forfeited	(6,565)	6.80

Unvested at December 31, 2013	187,382	$4.40

Expected to vest after December 31, 2013	172,790	$4.23

At December 31, 2013, total compensation cost related to restricted stock units granted under the Stock Plan but not yet recognized was $509,004, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at December 31, 2013 and 2012:

	December 31,
	2013	2012
Stock options outstanding	1,515,621	1,539,618
Restricted stock units outstanding	187,382	236,513
Stock options available for future grant	1,024,941	1,157,149

Common stock reserved for future issuance	2,727,944	2,933,280

10.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan (“Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $335,000 in 2013 and $346,000 in 2012.

11.	Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue in 2013 or 2012.

Future Electronics, Inc. had an accounts receivable balance of $3.7 million, or 23% of total accounts receivable, as of December 31, 2013. Mitsubishi Electric Corporation had an accounts receivable balance of $2.8 million, or 18% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected. Bluebird Soft, Inc. had an accounts receivable balance of $2.1 million, or 13% of total accounts receivable, as of December 31, 2012. No other customer accounted for 10% or more of total accounts receivable at December 31, 2013 or 2012.

Significant Supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2014. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa. Our current distribution agreements related to Windows Mobile expire on June 30, 2014. Our rights to distribute Windows Mobile operating systems in Korea expired on October 31, 2012. We sold $4.5 million of Windows Mobile operating systems in Korea in 2012.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Under this rebate program, we earned $774,000 in 2013 and $888,000 in 2012, which was treated as a reduction in cost of sales. Additionally, in 2013, we earned $409,000 which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

12.	Restructuring

During the fourth quarter of 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The workforce reduction impacted approximately 20% of our worldwide workforce. The restructuring was intended to better align our organizational structure with our strategic focus.

The staff reductions and office closures were substantially completed by the end of the fourth quarter of 2013 with some activities, including legal entity closures, continuing into 2014.

The total amount expected to be incurred in connection with the restructuring, inclusive of asset impairments, and the amount incurred during the year ended December 31, 2013 by expense type is as follows (in thousands):

	Total Estimated Expense	Incurred through December 31, 2013
Severance	$419	$419
Other	142	96

Total	$561	$515

A reconciliation of the beginning and ending liability balances by expense type follows (in thousands):

	Severance Expense	Other Expenses
Beginning Balance—January 1, 2013	$—	$—
Costs charged to expense	419	96
Costs paid or otherwise settled	(387)	(96)

Ending Balance—December 31, 2013	$32	$—

The foregoing costs are included in the results of operations as follows (in thousands):

Cost of revenue	$163
Selling, general and administrative	221
Research and development	131

Total	$515

13.	Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, and certain of his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure. Revenue by geography are based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2013	2012
Total revenue:
North America	$80,412	$81,581
Asia	7,314	14,875
Europe	4,382	4,938

Total revenue	$92,108	$101,394

	December 31,
	2013	2012
Long-lived assets:
North America	$678	$3,663
Asia	403	447
Europe	4,544	4,703

Total long-lived assets	$5,625	$8,813

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2013 and 2012:

	Condensed Consolidated Statements of Operations 2013
	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
Revenue	$25,829	$23,572	$21,837	$20,870
Gross profit	4,516	3,369	3,793	3,347
Income (loss) from operations	25	(1,395)	(786)	(947)
Net loss	$(23)	$(3,567)	$(805)	$(862)

Basic loss per share	$(0.00)	$(0.32)	$(0.07)	$(0.08)

Diluted loss per share	$(0.00)	$(0.32)	$(0.07)	$(0.08)

Shares used in calculation of loss per share:
Basic	11,246	11,194	11,149	11,107

Diluted	11,246	11,194	11,149	11,107

	Condensed Consolidated Statements of Operations 2012
	Q4	Q3	Q2	Q1
	(in thousands, except per share data)
Revenue	$25,856	$25,485	$24,505	$25,548
Gross profit	5,025	4,842	4,390	4,802
Income (loss) from operations	611	1,115	(270)	(277)
Net income (loss)	$696	$610	$(202)	$(188)

Basic income (loss) per share	$0.06	$0.06	$(0.02)	$(0.02)

Diluted income (loss) per share	$0.06	$0.05	$(0.02)	$(0.02)

Shares used in calculation of income (loss) per share:
Basic	11,058	10,943	10,922	10,875

Diluted	11,310	11,474	10,922	10,875

	Condensed Consolidated Balance Sheets 2013
	December 31	September 30	June 30	March 31
	(in thousands)
Cash and cash equivalents	$13,510	$13,236	$10,771	$10,177
Accounts receivable, net	15,893	12,811	13,614	12,639
Total current assets	39,023	35,560	35,080	33,378
Total assets	44,648	41,309	43,517	41,978
Third-party software fees payable	12,746	11,055	10,090	8,712
Accounts payable	634	778	510	276
Accrued compensation	2,383	1,986	2,242	1,862
Other accrued expenses	1,249	1,332	1,772	1,490
Total current liabilities	19,189	16,225	15,486	13,338
Common stock	129,423	129,215	128,991	128,730
Accumulated deficit	(103,993)	(103,968)	(100,403)	(99,598)
Total shareholders’ equity	24,671	24,456	27,709	28,301
Total liabilities and shareholders’ equity	44,648	41,309	43,517	41,978

	Condensed Consolidated Balance Sheets 2012
	December 31	September 30	June 30	March 31
	(in thousands)
Cash and cash equivalents	$9,903	$6,897	$10,515	$7,233
Accounts receivable, net	16,095	16,586	15,013	17,714
Total current assets	36,978	36,972	36,442	36,077
Total assets	45,791	45,332	45,826	45,491
Third-party software fees payable	11,099	10,763	10,683	10,844
Accounts payable	553	202	338	766
Accrued compensation	2,205	1,956	2,429	2,263
Other accrued expenses	1,732	2,490	2,666	2,022
Total current liabilities	16,426	16,979	17,906	17,724
Common stock	128,474	128,123	128,203	127,797
Accumulated deficit	(98,736)	(99,432)	(100,042)	(99,840)
Total shareholders’ equity	29,005	27,971	27,531	27,374
Total liabilities and shareholders’ equity	45,791	45,332	45,826	45,491

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Other Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2014 annual meeting of shareholders to be filed with the SEC under the caption “Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2013 and 2012.

B.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013 and 2012.

C.	Consolidated Statements of Shareholders’ Equity for 2013 and 2012.

D.	Consolidated Statements of Cash Flows for 2013 and 2012.

2.	Financial Statement Schedules.

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

BSQUARE CORPORATION

Date:	February 25, 2014	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date:	February 25, 2014	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jerry Chase and Scott C. Mahan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 25, 2014, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JERRY D. CHASE Jerry Chase	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ SCOTT C. MAHAN Scott C. Mahan	Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ANDREW HARRIES Andrew Harries	Chairman of the Board

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

/S/ HAREL KODESH Harel Kodesh	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1(1)	Fourth Amended and Restated Stock Plan		10-Q	8/9/2012	10.19		000-27687
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Non-Qualified Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.3(1)	Form of Indemnification Agreement		S-1	8/17/1999	10.4		333-85351
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1		000-27687
10.5(1)	Employment Letter Agreement with Scott Mahan		10-K	3/30/2004	10.20		000-27687
10.5(a)(1)	Amendment to Employment Letter Agreement with Scott Mahan, dated December 19, 2012		10-K	2/22/2013	10.7	(a)	000-27687
10.5(b)(1)	Letter Agreement with Scott Mahan amending Employment Letter Agreement, dated August 7, 2013		10-Q	11/12/2013	10.7	(b)	000-27687
10.6 (1)	Employment Letter Agreement with Brian Crowley		10-Q	5/12/2005	10.23		000-27687
10.6(a)(1)	Amendment to Employment Letter Agreement with Brian Crowley, dated December 19, 2012		10-K	2/22/2013	10.8	(a)	000-27687
10.6(b)(1)	Separation and Release Agreement with Brian Crowley dated September 23, 2013		10-Q	11/12/2013	10.8	(b)	000-27687
10.6(c)(1)	Individual Contractor Services Agreement with Brian Crowley dated September 23, 2013		10-Q	11/12/2013	10.8	(c)	000-27687

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
10.7(1)	Employment Letter Agreement with Mark Whiteside dated effective May 1, 2011		10-Q	11/12/2013	10.13		000-27687
10.7(a)(1)	First Amendment to Employment Letter Agreement with Mark Whiteside dated December 19, 2012		10-Q	11/12/2013	10.13	(a)	000-27687
10.7(b)(1)	Letter Agreement with Mark Whiteside amending Employment Letter Agreement, dated August 7, 2013		10-Q	11/12/2013	10.13	(b)	000-27687
10.8(1)	Individual Contractor Services Agreement by and between the Company and Jerry Chase dated September 23, 2013		10-Q	11/12/2013	10.14		000-27687
10.9(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2012		10-Q	8/9/2012	10.12		000-27687
10.10(2)	Microsoft Master Vendor Agreement with Microsoft Corporation effective June 6, 2008		10-Q	5/10/2012	10.18		000-27687
10.10(a)(2)	Statement of Work to Microsoft Master Vendor Agreement, effective January 16, 2012		10-Q	5/10/2012	10.18	(a)	000-27687
10.10(b)(2)	Statement of Work under the Microsoft Master Vendor Agreement, effective July 1, 2012		10-Q	8/9/2012	10.18	(b)	000-27687
10.11(2)	Share Purchase Agreement among BSQUARE Corporation and certain shareholders of MPC Data Limited dated September 11, 2011		8-K	9/13/2011	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.