Form 10-Q
period 2014-03-31
BSQUARE CORP /WA
filed 2014-05-15
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of April 30, 2014: 11,474,309

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,845	$13,510
Short-term investments	6,131	7,295
Accounts receivable, net of allowance for doubtful accounts of $215 at March 31, 2014 and $214 at December 31, 2013	13,130	15,893
Deferred income taxes	12	12
Prepaid expenses and other current assets	1,808	2,313

Total current assets	37,926	39,023
Equipment, furniture and leasehold improvements, net	1,496	411
Restricted cash	250	250
Deferred income taxes	304	304
Intangible assets, net	830	863
Goodwill	3,738	3,738
Other non-current assets	57	59

Total assets	$44,601	$44,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,424	$12,746
Accounts payable	187	634
Accrued compensation	1,722	2,383
Other accrued expenses	1,711	1,249
Deferred revenue	2,707	2,177

Total current liabilities	17,751	19,189
Deferred income taxes	144	144
Deferred rent	1,827	644
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,459,676 shares issued and outstanding at March 31, 2014 and 11,294,682 shares issued and outstanding at December 31, 2013	129,946	129,423
Accumulated other comprehensive loss	(682)	(759)
Accumulated deficit	(104,385)	(103,993)

Total shareholders’ equity	24,879	24,671

Total liabilities and shareholders’ equity	$44,601	$44,648

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Software	$18,450	$16,511
Service	4,281	4,359

Total revenue	22,731	20,870

Cost of revenue:
Software	15,555	13,167
Service	3,641	4,356

Total cost of revenue	19,196	17,523

Gross profit	3,535	3,347
Operating expenses:
Selling, general and administrative	3,300	3,631
Research and development	432	663

Total operating expenses	3,732	4,294

Loss from operations	(197)	(947)
Other income (expense), net	(91)	90

Loss before income taxes	(288)	(857)
Income tax expense	(105)	(5)

Net loss	$(393)	$(862)

Basic loss per share	$(0.03)	$(0.08)

Diluted loss per share	$(0.03)	$(0.08)

Shares used in calculation of loss per share:
Basic	11,390	11,107

Diluted	11,390	11,107

Comprehensive loss:
Net loss	$(393)	$(862)
Other comprehensive income (expense):
Foreign currency translation, net of tax	77	(96)
Change in unrealized losses on investments, net of tax	—	(2)

Total other comprehensive income (expense)	77	(98)

Comprehensive loss	$(316)	$(960)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(393)	$(862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	210
Realized loss on asset disposal	33	—
Stock-based compensation	244	252
Changes in operating assets and liabilities:
Accounts receivable, net	2,763	3,456
Prepaid expenses and other assets	507	(142)
Third-party software fees payable	(1,322)	(2,387)
Accounts payable and accrued expenses	(646)	(862)
Deferred revenue	530	161
Deferred rent	16	(21)

Net cash provided by (used in) operating activities	1,895	(195)
Cash flows from investing activities:
Purchases of equipment and furniture	(80)	(18)
Proceeds from maturities of short-term investments	4,460	5,375
Purchases of short-term investments	(3,297)	(4,796)

Net cash provided by investing activities	1,083	561
Cash flows from financing activities—proceeds from exercise of stock options	280	1
Effect of exchange rate changes on cash	77	(93)

Net increase in cash and cash equivalents	3,335	274
Cash and cash equivalents, beginning of period	13,510	9,903

Cash and cash equivalents, end of period	$16,845	$10,177

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Non-cash investing activity:
Tenant improvement & furniture allowances funded by landlord	$1,167	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2014 and our operating results and cash flows for the three months ended March 31, 2014 and 2013. The accompanying financial information as of December 31, 2013 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to bring conformity in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 became effective for us on January 1, 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Income (Loss) Per Share

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”) are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Unvested but outstanding RSAs and RSUs which are forfeitable are included in the diluted income per share calculation.

We excluded 1,673,707 and 1,879,014 options and RSUs for the three months ended March 31, 2014 and 2013 from diluted EPS because their effect would have been anti-dilutive as we had a net loss for the period. These amounts include common stock equivalent shares of 858,343 and 783,120, as calculated using the treasury stock method, that would have been included in diluted earnings per share had we been in a net income position. In a period where we are in a net loss position, diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash	$2,508	$2,521
Cash equivalents:
Money market funds	12,435	8,989
Corporate commercial paper	1,250	—
Corporate debt securities	652	2,000

Total cash equivalents	14,337	10,989

Total cash and cash equivalents	16,845	13,510

Short-term investments:
Corporate commercial paper	1,250	1,500
Foreign government bonds	—	1,001
Corporate debt securities	4,881	4,794

Total short-term investments	6,131	7,295
Restricted cash—money market fund	250	250

Total cash, cash equivalents, short-term investments and restricted cash	$23,226	$21,055

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2014 and December 31, 2013. Our restricted cash balance at March 31, 2014 and December 31, 2013 relates to a letter of credit which secures our corporate headquarters lease.

3. Fair Value Measurements

We measure our cash equivalents and short term investments at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized below (in thousands):

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$12,435	$—	$12,435
Corporate commercial paper	—	1,250	1,250
Corporate debt	—	652	652

Total cash equivalents	12,435	1,902	14,337
Short-term investments:
Corporate commercial paper	—	1,250	1,250
Corporate debt securities	—	4,881	4,881

Total short-term investments	—	6,131	6,131
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$12,685	$8,033	$20,718

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,989	$—	$8,989
Corporate debt	—	2,000	2,000

Total cash equivalents	8,989	2,000	10,989
Short-term investments:
Corporate commercial paper	—	1,500	1,500
Foreign government bonds	—	1,001	1,001
Corporate debt securities	—	4,794	4,794

Total short-term investments	—	7,295	7,295
Restricted cash—money market fund	250	—	250

Total assets measured at fair value	$9,239	$9,295	$18,534

4. Goodwill and Intangible Assets

Goodwill relates to the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill during the three months ended March 31, 2014.

Intangible assets relate to customer relationships that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(445)	830

Total	$1,275	$(445)	$830

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(412)	863

Total	$1,275	$(412)	$863

Amortization expense was $33,000 and $59,000 for the three months ended March 31, 2014 and 2013, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2014	$101
2015	135
2016	130
2017	98
2018	98
Thereafter	268

Total	$830

5. Shareholders’ Equity

Stock Options

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the awards, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of RSAs and RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected life	3.2 years	3.7 years
Expected volatility	61%	68%
Risk-free interest rate	1.2%	0.6%

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Cost of revenue — service	$41	$73
Selling, general and administrative	175	149
Research and development	28	30

Total stock-based compensation expense	$244	$252

Per basic and diluted share	$0.02	$0.02

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2014	1,515,621	$3.36
Granted at fair value	330,850	3.32
Exercised	(123,613)	2.48
Forfeited	(12,959)	3.64
Expired	(57,032)	5.92

Balance at March 31, 2014	1,652,867	$3.33	4.91	$444,091

Vested and expected to vest at March 31, 2014	1,561,427	$3.33	4.69	$444,151

Exercisable at March 31, 2014	983,478	$3.30	2.57	$398,709

At March 31, 2014, total compensation cost related to stock options granted but not yet recognized was $708,242, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years.

The following table summarizes certain information about stock options for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted-average grant-date fair value of option grants for the period	$1.82	$1.65

Options in-the-money at period end	585,885	615,419

Aggregate intrinsic value of options exercised	$130,876	$1,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	187,382	$4.40
Granted	15,000	3.34
Vested	(52,858)	4.17
Forfeited	(23,125)	5.60

Unvested at March 31, 2014	126,399	$4.16

Expected to vest after March 31, 2014	120,556	$4.02

At March 31, 2014, total compensation cost related to RSUs granted but not yet recognized was $412,570, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.3 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at March 31, 2014:

March 31, 2014
Stock options outstanding	1,652,867
Restricted stock units outstanding	126,399
Stock options available for future grant	884,578

Common stock reserved for future issuance	2,663,844

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

Rent expense was $324,000 and $376,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2014	$828
2015	1,101
2016	1,116
2017	1,140
2018	1,114
2019	1,038
2020	437

Total	$6,774

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are for 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods relating to existing agreements.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
North America	$20,591	$19,082
Asia	1,084	904
Europe	1,056	884

Total revenue	$22,731	$20,870

	March 31, 2014	December 31, 2013
Long-lived assets:
North America	$1,776	$678
Asia	373	403
Europe	4,526	4,544

Total long-lived assets	$6,675	$5,625

8. Significant Risk Concentrations

Significant Customer

Outerwall (formerly Coinstar) accounted for $2.6 million, or 12% of total revenue during the three months ended March 31, 2014. Future Electronics, a global distributor of electronic components, accounted for $2.2 million or, 11% of total revenue during the three months ended March 31, 2013. No other customer accounted for 10% or more of total revenue for the three months ended March 31, 2014 or March 31, 2013.

No customer had an accounts receivable balance greater than 10% or more of total accounts receivable at March 31, 2014. Future Electronics, Inc. had an accounts receivable balance of $3.7 million, or 23% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected. Mitsubishi Electric Corporation had an accounts receivable balance of $2.8 million, or 18% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2013.

Significant Supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association, which expire on June 30, 2014. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas, Japan, Taiwan, Europe, the Middle East, and Africa, which expire on June 30, 2014.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made. Under this rebate program, we earned $64,000 during the three months ended March 31, 2014 and $220,000 during the three months ended March 31, 2013, which was treated as a reduction in cost of sales. Additionally, during the three months ended March 31, 2014, we earned $149,000 in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors,” as well as those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We provide software solutions to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google Android) and is usually connected to a network or data cloud via a wired or wireless connection. A smart, connected system also includes the applications and other software that connect to the device. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems, specifically Windows Embedded Compact, Windows Embedded Standard 7 and 8, Windows Mobile™, Windows Phone 8 and Windows Embedded 8 Handheld as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue:
Software	81%	79%
Service	19	21

Total revenue	100	100

Cost of revenue:
Software	68	63
Service	16	21

Total cost of revenue	84	84

Gross profit	16	16
Operating expenses:
Selling, general and administrative	15	18
Research and development	2	3

Total operating expenses	17	21

Loss from operations	(1)	(5)
Other income, net	(1)	1

Loss before income taxes	(2)	(4)
Income tax expense	—	—

Net loss	(2)%	(4)%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue increased $1.9 million, or 9%, to $22.7 million for the three months ended March 31, 2014, from $20.9 million in the year-ago period. This increase was driven by higher Microsoft Windows Embedded operating system sales due to a large sale in the amount of $2.6 million, partially offset by lower sales of Microsoft Windows Mobile operating systems due to declining demand.

Revenue from our customers outside of North America increased $352,000, or 20%, to $2.1 million for the three months ended March 31, 2014 compared to $1.8 million in the year-ago period.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Software revenue:
Third-party software	$17,695	$15,491
Proprietary software	755	1,020

Total software revenue	$18,450	$16,511

Software revenue as a percentage of total revenue	81%	79%

Third-party software revenue as a percentage of total software revenue	96%	94%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems. Third-party software revenue increased $2.2 million, or 14%, for the three months ended March 31, 2014, from the year-ago period. The increase was driven by a $4.2 million increase in sales of Microsoft Windows Embedded operating systems due to a large sale in the amount of $2.6 million, partially offset by a $1.6 million decrease in sales of Windows Mobile operating systems due to declining demand. Proprietary software revenue decreased $265,000, or 26%, for the three months ended March 31, 2014, compared to the year-ago period. This decline was primarily driven by lower royalties from one of our products.

Service revenue

Service revenue for the three months ended March 31, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Service revenue	$4,281	$4,359

Service revenue as a percentage of total revenue	19%	21%

Service revenue decreased $78,000, or 2%, for the three months ended March 31, 2014, from the year-ago period. This decrease was primarily driven by a $613,000 decrease associated with the MyFord Touch program. This decrease was largely offset by a $533,000 increase in Japan service revenue, attributable to two projects with a large handset manufacturer.

Service revenue from the MyFord Touch program declined to $670,000, or 16% of total service revenue, for the three months ended March 31, 2014, compared to $1.3 million, or 29% of total service revenue, in the year-ago period. The decline is attributable to a reduction in the number of engineers working on the MyFord Touch project.

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

Gross profit on the sale of third-party software products is also positively impacted by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction of software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction of marketing expense if and when qualified program expenditures are made.

Under this rebate program, we earned $64,000 of rebate credits for the three months ended March 31, 2014, compared to $220,000 for the year-ago period, which were treated as a reduction of cost of sales. Additionally, for the three months ended March 31, 2014 we earned $149,000 in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified expenditures are made.

Gross profit and related gross margin for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Software gross profit	$2,895	$3,344
Software gross margin	16%	20%
Service gross profit	$640	$3
Service gross margin	15%	0%
Total gross profit	$3,535	$3,347
Total gross margin	16%	16%

Software gross profit and gross margin

Software gross profit decreased by $449,000 or 13%, for the three months ended March 31, 2014, from the year-ago period, while software gross margin declined by four percentage points. The decrease in gross profit was primarily the result of a decline in high-margin proprietary software sales. The decrease in software gross margin was the result of a decline in sales of higher margin Microsoft Windows Mobile operating systems and a change in our accounting for the Microsoft rebate beginning in the third quarter of 2013. Third-party software gross margin was 13% for the three months ended March 31, 2014, compared to 16% for the year-ago period. Proprietary software gross margin was 78% for the three months ended March 31, 2014, compared to 83% in the year-ago period, with the decrease driven by the reduction in proprietary software revenue compared to a relatively fixed cost of sales base.

Service gross profit and gross margin

Service gross profit increased $637,000 for the three months ended March 31, 2014, from the year-ago period. Service gross margin increased by fifteen percentage points to 15% for the three months ended March 31, 2014, up from 0% for the year-ago period. The increase in service gross profit was primarily driven by a $715,000 decline in cost of sales, resulting from cost reductions enacted during the fourth quarter of 2013 to better align our costs with our future service revenue expectations. The gross margin increase primarily resulted from utilization improvement resulting from the cost reductions.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $331,000, or 9%, to $3.3 million for the three months ended March 31, 2014, from $3.6 million in the year-ago period. The decrease was driven by reductions in sales costs, partially offset by higher marketing and general and administrative costs. Domestic and international sales staff reductions associated with our corporate restructuring and the departure of our Senior Vice-President of Sales and Marketing, all of which occurred during the fourth quarter of 2013 resulted in a decline in personnel costs, including bonuses, commissions and travel-related expenses during the first quarter of 2014. Selling, general and administrative expenses represented 14% of our total revenue for the three months ended March 31, 2014 and 18% in the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $231,000, or 35%, to $432,000 for the three months ended March 31, 2014, from $663,000 in the year-ago period due primarily to headcount reductions which took place in the fourth quarter of 2013. Research and development expenses represented 2% of our total revenue for the three months ended March 31, 2014 and 3% in the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash and short-term investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other expense increased $181,000 to $91,000 for the three months ended March 31, 2014, from income of $90,000 in the year-ago period due to higher foreign currency transaction losses.

Income tax expense

Income tax expense was $105,000 for the three months ended March 31, 2014, compared to $5,000 in the year-ago period, a change of $100,000. The increase represents income taxes related to the closure of our Taiwan subsidiary.

Liquidity and Capital Resources

As of March 31, 2014, we had $23.2 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $21.1 million at December 31, 2013.

Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2014, driven by positive working capital changes. Net cash used in operating activities was $195,000 for the three months ended March 31, 2013, driven by an operating loss of $947,000, offset in part by non-cash expenses of $462,000 and positive working capital changes.

Investing activities provided $1.1 million of cash for the three months ended March 31, 2014, due to $1.2 million of net proceeds of short-term investments. Investing activities provided cash of $561,000 for the three months ended March 31, 2013, due primarily to net proceeds of short-term investments of $579,000.

Financing activities generated $280,000 during the three months ended March 31, 2014, and $1,000 during the three months ended March 31, 2013, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $828,000 for the remainder of 2014, $1.1 million in 2015, $1.1 million in 2016, $1.1 million in 2017, $1.1 million in 2018 and $1.5 million thereafter;

•	In conjunction with our activities under our ODAs with Microsoft, we enter OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes to our disclosure or other internal controls during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, other than below.

Our business and results of operations would be adversely impacted in the event that we incur business losses that are not covered by or exceed our existing business insurance coverage

We are insured against certain business risks and liabilities under our corporate insurance policies. However to the extent that we incur losses in connection with our business that are not covered by our existing insurance policies or that exceed our existing policy coverage, our business and results of operations would be adversely impacted.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION

(Registrant)

Date: May 15, 2014	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Here with	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.

3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.1(1)	Employment Letter Agreement dated February 21, 2014 with Jerry Chase	X

10.2(1)	Amended and Restated Employment Letter Agreement dated February 21, 2014 to Scott Mahan amending Employment Letter Agreement	X

10.3(1)	Amended and Restated Employment Letter Agreement dated February 21, 2014 to Mark Whiteside amending Employment Letter Agreement	X

10.4(1)	Employment Letter Agreement dated February 21, 2014 with Scott Caldwell	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)	Indicates a management contract or compensatory plan or arrangement.