Form 10-Q
period 2014-06-30
BSQUARE CORP /WA
filed 2014-08-14
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 110th Avenue NE, Suite 300, Bellevue WA	98004
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of July 31, 2014: 11,640,363

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,102	$13,510
Short-term investments	13,029	7,295
Accounts receivable, net of allowance for doubtful accounts of $216 at June 30, 2014 and $214 at December 31, 2013	11,235	15,893
Prepaid expenses and other current assets	1,575	2,325

Total current assets	36,941	39,023
Equipment, furniture and leasehold improvements, net	1,342	411
Restricted cash	250	250
Deferred income taxes	304	304
Intangible assets, net	796	863
Goodwill	3,738	3,738
Other non-current assets	57	59

Total assets	$43,428	$44,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$9,528	$12,746
Accounts payable	61	634
Accrued compensation	2,160	2,383
Other accrued expenses	1,661	1,249
Deferred revenue	2,008	2,177

Total current liabilities	15,418	19,189
Deferred income taxes	144	144
Deferred rent	1,780	644
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized 11,610,107 shares issued and outstanding at June 30, 2014 and 11,294,682 shares issued and outstanding at December 31, 2013	130,449	129,423
Accumulated other comprehensive loss	(628)	(759)
Accumulated deficit	(103,735)	(103,993)

Total shareholders’ equity	26,086	24,671

Total liabilities and shareholders’ equity	$43,428	$44,648

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Software	$17,413	$16,851	$35,863	$33,362
Service	5,642	4,986	9,923	9,345

Total revenue	23,055	21,837	45,786	42,707

Cost of revenue:
Software	14,874	13,955	30,429	27,122
Service	3,916	4,089	7,557	8,445

Total cost of revenue	18,790	18,044	37,986	35,567

Gross profit	4,265	3,793	7,800	7,140
Operating expenses:
Selling, general and administrative	3,172	3,841	6,472	7,472
Research and development	423	738	855	1,401

Total operating expenses	3,595	4,579	7,327	8,873

Income (loss) from operations	670	(786)	473	(1,733)
Other income (expense), net	(11)	25	(102)	115

Income (loss) before income taxes	659	(761)	371	(1,618)
Income tax expense	(8)	(44)	(113)	(49)

Net income (loss)	$651	$(805)	$258	$(1,667)

Basic income (loss) per share	$.06	$(0.07)	$.02	$(0.15)

Diluted income (loss) per share	$.06	$(0.07)	$.02	$(0.15)

Shares used in calculation of income (loss) per share:
Basic	11,510	11,149	11,451	11,128

Diluted	11,715	11,149	11,681	11,128

Comprehensive income (loss): Net income (loss)	$651	$(805)	$258	$(1,667)
Other comprehensive income (expense):
Foreign currency translation, net of tax	54	(29)	131	(91)
Change in unrealized gains on investments, net of tax	—	(2)	—	(3)

Total other comprehensive income (expense)	54	(31)	131	(94)

Comprehensive income (loss)	$705	$(836)	$389	$(1,761)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$258	$(1,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on disposal of assets	33	—
Depreciation and amortization	325	405
Stock-based compensation	463	506
Changes in operating assets and liabilities:
Accounts receivable, net	4,658	2,481
Prepaid expenses and other assets	752	(190)
Third-party software fees payable	(3,218)	(1,009)
Accounts payable and accrued expenses	(384)	34
Deferred revenue	(169)	35
Deferred rent	8	(38)

Net cash provided by operating activities	2,726	557
Cash flows from investing activities:
Purchases of equipment and furniture	(93)	(49)
Proceeds from maturities of short-term investments	8,355	7,655
Purchases of short-term investments	(14,090)	(7,165)

Net cash provided by (used in) investing activities	(5,828)	441
Cash flows provided by financing activities—proceeds from exercise of stock options	563	8
Effect of exchange rate changes on cash	131	(138)

Net increase (decrease) in cash and cash equivalents	(2,408)	868
Cash and cash equivalents, beginning of period	13,510	9,903

Cash and cash equivalents, end of period	$11,102	$10,771

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Non-cash investing activity-tenant improvements & furniture funded by landlord	$1,128	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2014 and our operating results and cash flows for the three and six months ended June 30, 2014 and 2013. The accompanying financial information as of December 31, 2013 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

We excluded 939,251 and 978,661 options and RSUs for the three months and 850,669 and 913,911 for the six months ended June 30, 2014 and 2013, respectively, from diluted earnings per share because their effect was anti-dilutive. Common stock equivalent shares of 617,117 and 646,797 for the three and six months ended June 30, 2013, respectively, as calculated using the treasury stock method, would have been included in diluted earnings per share had we been in a net income position during those periods. In a period where we are in a net loss position, diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash	$2,544	$2,521
Cash equivalents:
Money market funds	7,306	8,989
Corporate debt securities	1,252	2,000

Total cash equivalents	8,558	10,989

Total cash and cash equivalents	11,102	13,510

Short-term investments:
Corporate commercial paper	1,198	1,500
Foreign government bonds	—	1,001
Corporate debt securities	11,831	4,794

Total short-term investments	13,029	7,295
Restricted cash—money market fund	250	250

Total cash, cash equivalents, investments and restricted cash	$24,381	$21,055

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2014 and December 31, 2013. Our restricted cash balance at June 30, 2014 and December 31, 2013 relates to a letter of credit which secures our corporate headquarters lease.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized below (in thousands):

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$7,306	$—	$7,306
Corporate debt	—	1,252	1,252

Total cash equivalents	7,306	1,252	8,558
Short-term investments:
Corporate commercial paper	—	1,198	1,198
Corporate debt	—	11,831	11,831

Total short-term investments	—	13,029	13,029
Restricted cash—money market fund	250	—	250

Total assets measured at fair value	$7,556	$14,281	$21,837

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,989	$—	$8,989
Corporate debt	—	2,000	2,000

Total cash equivalents	8,989	2,000	10,989
Short-term investments:
Corporate commercial paper	—	1,500	1,500
Foreign government bonds	—	1,001	1,001
Corporate debt	—	4,794	4,794

Total short-term investments	—	7,295	7,295
Restricted cash—money market fund	250	—	250

Total assets measured at fair value	$9,239	$9,295	$18,534

4. Goodwill and Intangible Assets

Goodwill relates to the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill during the six months ended June 30, 2014.

Intangible assets relate to customer relationships that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(479)	796

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(412)	863

Amortization expense was $34,000 and $67,000 for the three and six months ended June 30, 2014, respectively, and $58,000 and $116,000 for the three and six months ended June 30, 2013, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2014	$67
2015	135
2016	130
2017	98
2018	98
Thereafter	268

Total	$796

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	4 years	3.2 years	4 years
Expected volatility	59%	61%	60%	64%
Risk-free interest rate	1.3%	0.7%	1.2%	0.7%

The impact on our results of operations of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue — service	$36	$63	$77	$136
Selling, general and administrative	191	162	366	311
Research and development	(8)	29	20	59

Total stock-based compensation expense	$219	$254	$463	$506

Per diluted share	$0.02	$0.02	$0.04	$0.05

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six months ended June 30, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2014	1,515,621	$3.36
Granted	337,325	3.32
Exercised	(254,152)	2.43
Forfeited	(34,021)	3.13
Expired	(239,371)	4.47

Balance at June 30, 2014	1,325,402	$3.34	5.79	$348,579

Vested and expected to vest at June 30, 2014	1,248,749	$3.34	5.62	$345,455

Exercisable at June 30, 2014	708,013	$3.34	3.55	$310,236

At June 30, 2014, total compensation cost related to stock options granted but not yet recognized was $551,234, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately two years. The following table summarizes certain information about stock options for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average grant-date fair value of option grants for the period	$1.88	$0	$1.68	1.65

Options in-the-money at period end	450,914	626,000	450,914	626,000

Aggregate intrinsic value of options exercised	$110,347	$1,000	$241,224	$1,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	187,382	$4.40
Granted	102,735	3.16
Vested	(90,595)	3.85
Forfeited	(41,912)	5.67

Unvested at June 30, 2014	157,610	$3.57

Expected to vest after June 30, 2014	148,394	$3.45

At June 30, 2014, total compensation cost related to RSUs granted but not yet recognized was $530,838, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.3 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at June 30, 2014:

June 30, 2014
Stock options outstanding	1,325,402
Restricted stock units outstanding	157,610
Stock awards available for future grant	1,012,556

Common stock reserved for future issuance	2,495,568

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters, which was initially scheduled to expire in August 2014, and extended the lease term to May 2020.

Rent expense was $313,000 and $637,000 for the three and six months ended June 30, 2014, respectively, and $378,000 and $754,000 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2014	$484
2015	1,302
2016	1,315
2017	1,208
2018	1,116
2019	1,038
2020	437

Total commitments	$6,900

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements and, therefore, no provision or reserve has been recorded as of June 30, 2014.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue:
North America	$19,910	$19,757	$40,501	$38,839
Asia	1,666	846	2,750	1,750
Europe	1,479	1,234	2,535	2,118

Total revenue	$23,055	$21,837	$45,786	$42,707

	June 30, 2014	December 31, 2013
Long-lived assets:
North America	$1,614	$678
Asia	373	403
Europe	4,499	4,544

Total long-lived assets	$6,487	$5,625

8. Significant Risk Concentrations

Significant Customer

No customer accounted for 10% or more of total revenue for the three or six months ended June 30, 2014 or June 30, 2013.

No customer had an accounts receivable balance which was 10% or more of the total accounts receivable at June 30, 2014. Future Electronics, Inc. had an accounts receivable balance of $3.7 million, or 23% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected, and Mitsubishi Electric Corporation had an accounts receivable balance of $2.8 million, or 18% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2013.

Significant Supplier

We have two ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Agentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean, the European Union, the European Free Trade Association and Africa, which expire on June 30, 2016. We also have four ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which expire on June 30, 2015.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made. Under this rebate program, we earned $105,000 and $169,000 during the three and six months ended June 30, 2014, respectively, and $349,000 and $569,000 during the three and six months ended June 30, 2013, respectively, which was treated as a reduction in cost of sales. Additionally, during the three and six months ended June 30, 2014, we earned $245,000 and $394,000, respectively, in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue:
Software	76%	77%	78%	78%
Service	24	23	22	22

Total revenue	100	100	100	100

Cost of revenue:
Software	64	64	66	63
Service	17	19	17	20

Total cost of revenue	81	83	83	83

Gross profit	19	17	17	17
Operating expenses:
Selling, general and administrative	14	18	14	18
Research and development	2	3	2	3

Total operating expenses	16	21	16	21

Income (loss) from operations	3	(4)	1	(4)
Other income (expense), net	0	0	0	0

Income (loss) before income taxes	3	(4)	1	(4)
Income tax expense	0	0	0	0

Net Income (loss)	3%	(4)%	1%	(4)%

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software, that we resell, and the sale of engineering services. Total revenue increased $1.3 million, or 6%, to $23.1 million for the three months ended June 30, 2014, from $21.8 million in the year-ago period. Total revenue increased $3.1 million, or 7%, to $45.8 million for the six months ended June 30, 2014, from $42.7 million in the year-ago period. Both of the increases were driven by higher service revenue and third-party software sales.

Revenue from customers outside of North America increased $1.1 million, or 51%, to $3.1 million for the three months ended June 30, 2014 compared to $2.1 million in the year-ago period. Revenue from customers outside of North America increased $1.4 million, or 37%, to $5.3 million for the six months ended June 30, 2014 compared to $3.9 million in the year-ago period. Both of the increases were primarily driven by higher service revenue in Japan which, in turn, was driven by two large hand-held terminal projects.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and six months ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$16,965	$16,254	$34,660	$31,745
Proprietary software	448	597	1,203	1,617

Total software revenue	$17,413	$16,851	$35,863	$33,362

Software revenue as a percentage of total revenue	76%	77%	78%	78%

Third-party software revenue as a percentage of total software revenue	97%	96%	97%	95%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $711,000, or 4%, for the three months ended June 30, 2014, from the year-ago period. The improvement was driven by a $2.3 million increase in sales of Windows Embedded operating systems, partially offset by a $1.0 million decrease in Windows Mobile operating system sales. Third-party software revenue increased $2.9 million, or 9%, for the six months ended June 30, 2014, compared to the year-ago period. The increase was driven by a $6.4 million increase in Windows Embedded operating system sales, partially offset by a $2.6 million decrease in sales of Windows Mobile operating systems. The increases in Windows Embedded operating system sales resulted from strength across all customer segments while the decreases in Windows Mobile operating system sales resulted from declining demand from existing customers. Revenue in the six months ended June 30, 2014 further benefited from a significant sale of $2.6 million to a single customer in the first quarter of 2014.

Proprietary software revenue decreased $149,000, or 25%, to $448,000 for the three months ended June 30, 2014, from $597,000 in the year-ago period, primarily driven by declines in sales of a number of legacy products.

Proprietary software revenue decreased $414,000, or 26%, for the six months ended June 30, 2014, compared to the year-ago period, driven primarily by a decline in Texas Instruments OMAP royalty revenue as well as declines in sales of a number of legacy products.

Service revenue

Service revenue for the three and six months ended June 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Service revenue	$5,642	$4,986	$9,923	$9,345

Service revenue as a percentage of total revenue	24%	23%	22%	22%

Service revenue increased $656,000, or 13%, for the three months ended June 30, 2014, from the year-ago period. This increase was driven by a $1.0 million increase in Japan service revenue which benefited from two large hand-held terminal projects. During the three months ended June 30, 2014, we completed one of the projects which resulted in the recognition of $478,000 in service revenue and gross profit as both programs are being accounted for under the zero profit percentage of completion accounting method in which we recognize revenue during the project equal to our cost and recognize the remaining revenue, equal to the gross profit on the program, at completion.

Service revenue increased $578,000, or 6%, for the six months ended June 30, 2014, compared to the year-ago period. The improvement was driven by a $1.5 million increase in Japan service revenue for the same reasons accounting for the three-month increase. This increase was offset by a $1.2 million decline in North America service revenue which, in turn, was driven by lower revenue on the MyFord Touch program.

We continued to work on the MyFord Touch program during the three months ended June 30, 2014, a project we began with Ford during the second quarter of 2008 and a project which has been significant for us since its inception. We now perform these services through agreements with Microsoft and another customer. Service revenue from the MyFord Touch program was $821,000 and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively. These declines are primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction of software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction of marketing expense if and when qualified program expenditures are made. Under this rebate program, we earned $105,000 and $169,000, respectively, during the three months and six months ended June 30, 2014 and $349,000 and $569,000, respectively, during the three and six months ended June 30, 2013, which was treated as a reduction in cost of sales. Additionally, during the three and six months ended June 30, 2014, we earned $245,000 and $394,000, respectively, in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Software gross profit	$2,539	$2,896	$5,434	$6,240
Software gross margin	15%	17%	15%	19%
Service gross profit	$1,726	$897	$2,366	$900
Service gross margin	31%	18%	24%	10%
Total gross profit	$4,265	$3,793	$7,800	$7,140
Total gross margin	18%	17%	17%	17%

Software gross profit and gross margin

Software gross profit decreased by $357,000, or 12%, for the three months ended June 30, 2014, from the year-ago period, and the software gross margin decreased by two percentage points to 15% from the year-ago period. The decrease in software gross profit was driven by a decline in third-party software margin despite the increase in sales. The decline in margin was driven by lower rebate credits treated as a reduction in cost of sales and lower sales of higher margin third-party software products. Third-party software gross margin was 13% for the three months ended June 30, 2014, and 16% for the year-ago period, with the decline being driven by the same factors that accounted for the decrease in third-party software gross profit. Proprietary software gross margin was 58% for the three months ended June 30, 2014, compared to 63% in the year-ago period.

Software gross profit decreased by $806,000, or 13%, for the six months ended June 30, 2014, from the year-ago period, and software gross margin decreased by four percentage points to 15% from the year-ago period. The decrease in software gross profit was driven by the same factors that accounted for the three-month decline. Third-party software margin was 13% and 16% for the six months ended June 30, 2014 and 2013, respectively, with the decline driven by the same factors that accounted for the three-month decline. Proprietary software margin was 71% for the six months ended June 30, 2014, compared to 75% in the year-ago period.

Service gross profit and gross margin

Service gross profit increased by $829,000, or 92%, for the three months ended June 30, 2014, from the year-ago period. Service gross margin increased by thirteen percentage points to 31% for the three months ended June 30, 2014, compared to the year-ago period. The increase in service gross profit was driven by the service revenue increase, including the recognition of $478,000 in service revenue and gross profit resulting from the Japan project previously discussed, coupled with a decline in cost of sales made possible by utilization improvement resulting largely from headcount reductions which occurred in the fourth quarter of 2013. The gross margin improvement resulted from a 7% increase in our realized rate per hour, the majority of which related to the Japan project and a decline in our cost per billable hour resulting from utilization improvement.

Service gross profit increased $1.5 million, or 163%, for the six months ended June 30, 2014, from $900,000 in the year-ago period driven by the same factors which accounted for the three-month increase. Service gross margin increased fourteen percentage points to 24% for the six months ended June 30, 2014. The margin improvement was driven by a decline in our cost per billable hour resulting from utilization improvement, offset in part by a decline in our realized rate per hour.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $669,000, or 17%, to $3.2 million for the three months ended June 30, 2014, from $3.8 million in the year-ago period. The decrease was driven by lower sales expense due to lower headcount-related costs resulting from restructuring and other reductions as well as decreased travel expenses primarily associated with a world-wide sales conference in the year-ago period. Selling, general and administrative expenses represented 14% of our total revenue for the three months ended June 30, 2014 and 18% in the year-ago period.

Selling, general and administrative expenses decreased $1.0 million, or 13%, to $6.5 million for the six months ended June 30, 2014, from $7.5 million in the year-ago period. The decrease was driven primarily by the same factors accounting for the decrease for the three-month period. Selling, general and administrative expenses represented 14% of our total revenue for the six months ended June 30, 2014 and 18% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $315,000, or 43%, to $423,000 for the three months ended June 30, 2014, from $738,000 in the year-ago period due primarily to headcount and other expense reductions which took place in the fourth quarter of 2013. Research and development expenses represented 2% of our total revenue for the three months ended June 30, 2014 and 3% in the year-ago period.

Research and development expenses decreased $546,000, or 39%, to $855,000 for the six months ended June 30, 2014, from $1.4 million in the year-ago period. This decrease was driven by the same factors that accounted for the three-month decrease. Research and development expenses represented 2% of our total revenue for the six months ended June 30, 2014 and 3% for the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other expense increased $36,000 to $11,000 for the three months ended June 30, 2014, due to foreign currency transaction losses.

Other expense increased $217,000 to $102,000 for the six months ended June 30, 2014 as a result of foreign currency transaction losses.

Income tax expense

Income tax expense was $8,000 for the three months ended June 30, 2014, compared to $44,000 in the year-ago period, a decrease of $36,000.

Income tax expense increased $64,000 to $113,000 for the six months ended June 30, 2014, compared to $49,000 in the year-ago period primarily related to tax expense related to the closure of a foreign subsidiary in the first quarter of 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had $24.4 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $21.1 million at December 31, 2013.

Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2014, driven primarily by positive net working capital changes and non-cash charges. Net cash provided by operating activities was $557,000 for the six months ended June 30, 2013, driven by positive net working capital changes and non-cash charges, which were offset in part by our $1.7 million net loss.

Investing activities used cash of $5.8 million for the six months ended June 30, 2014, due to a net increase of short-term investments of $5.7 million. Investing activities provided cash of $441,000 for the six months ended June 30, 2013.

Financing activities generated $563,000 during the six months ended June 30, 2014, and $8,000 during the six months ended June 30, 2013, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $484,000 for the remainder of 2014, $1.3 million in 2015 and 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $437,000 thereafter; and

•	In conjunction with our activities under our ODAs with Microsoft, we enter OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes to our disclosure or other internal controls during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, other than as set out below.

Our business and results of operations would be adversely impacted if Microsoft Corporation decided to provide some, or all, of its Windows Embedded or Windows Mobile operating systems which we currently resell, free of charge to customers.

Microsoft has recently announced programs to offer its Windows phone and tablet-based operating systems to customers free of charge, subject to certain limitations. While we don’t distribute these operating systems today under our ODA with Microsoft, if Microsoft was to pursue a similar strategy, and offer operating systems that we do currently distribute free of charge, our business and results of operations would be adversely impacted. The sale of Microsoft operating systems represented 72% and 73% of total revenue for the three months and six months ended June 30, 2014, respectively.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 14, 2014	By:	/s/ JERRY D. CHASE
Jerry D. Chase
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ SCOTT C. MAHAN
Scott C. Mahan
Senior Vice President, Operations and Chief Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.1(1)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(1)	Confidential treatment has been requested for the redacted portions of the referenced exhibit.