Form 10-Q
period 2014-09-30
BSQUARE CORP /WA
filed 2014-11-13
CIK 1054721

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding as of October 31, 2014: 11,725,716

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,575	$13,510
Short-term investments	12,646	7,295
Accounts receivable, net of allowance for doubtful accounts of $214 at September 30, 2014 and December 31, 2013	11,749	15,893
Prepaid expenses and other current assets	457	2,325
Total current assets	37,427	39,023
Equipment, furniture and leasehold improvements, net	1,405	411
Restricted cash	250	250
Deferred income taxes	304	304
Intangible assets, net	762	863
Goodwill	3,738	3,738
Other non-current assets	56	59
Total assets	$43,942	$44,648
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$9,941	$12,746
Accounts payable	171	634
Accrued compensation	1,843	2,383
Other accrued expenses	1,607	1,249
Deferred revenue	1,504	2,177
Total current liabilities	15,066	19,189
Deferred income taxes	144	144
Deferred rent	1,792	644
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,722,591 shares issued and outstanding at September 30, 2014 and 11,294,682 shares issued and outstanding at December 31, 2013	130,709	129,423
Accumulated other comprehensive loss	(725)	(759)
Accumulated deficit	(103,044)	(103,993)
Total shareholders’ equity	26,940	24,671
Total liabilities and shareholders’ equity	$43,942	$44,648

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Software	$19,768	$18,456	$55,631	$51,818
Service	4,767	5,116	14,690	14,461
Total revenue	24,535	23,572	70,321	66,279
Cost of revenue:
Software	16,760	15,965	47,189	43,087
Service	3,812	4,238	11,369	12,683
Total cost of revenue	20,572	20,203	58,558	55,770
Gross profit	3,963	3,369	11,763	10,509
Operating expenses:
Selling, general and administrative	2,880	3,960	9,352	11,432
Research and development	360	804	1,215	2,205
Total operating expenses	3,240	4,764	10,567	13,637
Income (loss) from operations	723	(1,395)	1,196	(3,128)
Other income (expense), net	(16)	(15)	(118)	100
Income (loss) before income taxes	707	(1,410)	1,078	(3,028)
Income tax expense	(16)	(2,157)	(129)	(2,206)
Net income (loss)	$691	$(3,567)	$949	$(5,234)
Basic income (loss) per share	$0.06	$(0.32)	$0.08	$(0.47)
Diluted income (loss) per share	$0.06	$(0.32)	$0.08	$(0.47)
Shares used in calculation of income (loss) per share:
Basic	11,655	11,194	11,520	11,150
Diluted	11,832	11,194	11,732	11,150
Comprehensive income (loss):
Net income (loss)	$691	$(3,567)	$949	$(5,234)
Other comprehensive income (expense):
Foreign currency translation, net of tax	(97)	56	34	(35)
Change in unrealized gains on investments, net of tax	—	1	—	(2)
Total other comprehensive income (expense)	(97)	57	34	(37)
Comprehensive income (loss)	$594	$(3,510)	$983	$(5,271)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$949	$(5,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on disposal of assets	33	—
Depreciation and amortization	479	586
Stock-based compensation	691	726
Deferred income taxes	—	2,181
Changes in operating assets and liabilities:
Accounts receivable, net	4,144	3,284
Prepaid expenses and other assets	1,871	(418)
Third-party software fees payable	(2,805)	(44)
Accounts payable and accrued expenses	(645)	(394)
Deferred revenue	(673)	237
Deferred rent	20	268
Net cash provided by operating activities	4,064	1,192
Cash flows from investing activities:
Purchases of equipment and furniture	(276)	(216)
Proceeds from maturities of short-term investments	9,195	8,932
Purchases of short-term investments	(14,547)	(7,163)
Reduction of restricted cash	—	625
Net cash provided by (used in) investing activities	(5,628)	2,178
Cash flows provided by financing activities—proceeds from exercise of stock options	595	12
Effect of exchange rate changes on cash	34	(49)
Net increase (decrease) in cash and cash equivalents	(935)	3,333
Cash and cash equivalents, beginning of period	13,510	9,903
Cash and cash equivalents, end of period	$12,575	$13,236

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Non-cash investing activity-leasehold improvements & furniture funded by landlord	$1,128	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2014 and our operating results and cash flows for the three and nine months ended September 30, 2014 and 2013. The accompanying financial information as of December 31, 2013 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. All intercompany balances have been eliminated.

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

In August 2014 the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The new guidance reduces diversity in the timing and content of disclosures from current guidance, and is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

We excluded an aggregate of 882,490 and 868,767options and RSUs for the three and nine months ended September 30, 2014, respectively, from diluted earnings per share because their effect was anti-dilutive. We excluded an aggregate of 940,812 and 837,812  options and RSUs for the three and nine months ended September 30, 2013, respectively, from diluted earnings per share because their effect was anti-dilutive. In a period where we are in a net loss position, diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cash	$2,718	$2,521
Cash equivalents:
Money market funds	8,356	8,989
Corporate commercial paper	1,250	—
Corporate debt securities	251	2,000
Total cash equivalents	9,857	10,989
Total cash and cash equivalents	12,575	13,510
Short-term investments:
Corporate commercial paper	1,199	1,500
Foreign government bonds	—	1,001
Corporate debt securities	11,447	4,794
Total short-term investments	12,646	7,295
Restricted cash—money market fund	250	250
Total cash, cash equivalents, investments and restricted cash	$25,471	$21,055

Gross unrealized gains and losses on our short-term investments were not material as of September 30, 2014 and December 31, 2013. Our restricted cash balance at September 30, 2014 and December 31, 2013 relates to a letter of credit which secures our corporate headquarters lease.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized below (in thousands):

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,356	$—	$8,356
Corporate commercial paper	—	1,250	1,250
Corporate debt	—	251	251
Total cash equivalents	8,356	1,501	9,857
Short-term investments:
Corporate commercial paper	—	1,199	1,199
Corporate debt	—	11,447	11,447
Total short-term investments	—	12,646	12,646
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$8,606	$14,147	$22,753

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,989	$—	$8,989
Corporate debt	—	2,000	2,000
Total cash equivalents	8,989	2,000	10,989
Short-term investments:
Corporate commercial paper	—	1,500	1,500
Foreign government bonds	—	1,001	1,001
Corporate debt	—	4,794	4,794
Total short-term investments	—	7,295	7,295
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,239	$9,295	$18,534

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2014.

Intangible assets relate to customer relationships that we acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(513)	762

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(412)	863

Amortization expense was $34,000 and $101,000 for the three and nine months ended September 30, 2014, respectively, and $56,000 and $172,000 for the three and nine months ended September 30, 2013, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2014	$34
2015	135
2016	130
2017	98
2018	98
Thereafter	267
Total	$762

5. Shareholders’ Equity

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	4 years	3.3 years	4 years
Expected volatility	57%	58%	59%	62%
Risk-free interest rate	1.4%	1.1%	1.3%	0.8%

The impact on our results of operations of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue — service	$69	$48	$146	$184
Selling, general and administrative	144	145	510	456
Research and development	15	27	35	86
Total stock-based compensation expense	$228	$220	$691	$726
Per diluted share	$0.02	$0.02	$0.06	$0.07

Stock Option Activity

The following table summarizes stock option activity under the Plans for the nine months ended September 30, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2014	1,515,621	$3.36
Granted	740,458	3.48
Exercised	(374,565)	2.49
Forfeited	(96,531)	3.27
Expired	(258,671)	4.34
Balance at September 30, 2014	1,526,312	$3.48	6.91	$954,646
Vested and expected to vest at September 30, 2014	1,407,188	$3.48	6.73	$900,866
Exercisable at September 30, 2014	593,423	$3.50	3.90	$498,217

At September 30, 2014, total compensation cost related to stock options granted but not yet recognized was $923,055, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years. The following table summarizes certain information about stock options for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average grant-date fair value of option grants for the period	$1.74	$—	$1.71	1.07
Options in-the-money at period end	425,877	541,000	425,877	541,000
Aggregate intrinsic value of options exercised	$171,558	$—	$412,781	$1,000

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	187,382	$4.40
Granted	102,735	3.16
Vested	(132,421)	3.70
Forfeited	(56,732)	5.54
Unvested at September 30, 2014	100,964	$3.43
Expected to vest after September 30, 2014	96,371	$3.37

At September 30, 2014, total compensation cost related to RSUs granted but not yet recognized was $403,482, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.1 years. There were no RSAs outstanding as of September 30, 2014 or December 31, 2013.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans:

September 30, 2014
Stock options outstanding	1,526,312
Restricted stock units outstanding	100,964
Stock awards available for future grant	706,053
Common stock reserved for future issuance	2,333,329

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters, which was initially scheduled to expire in August 2014, and extended the lease term to May 2020. The amendment to the headquarters lease provided that no cash lease payments were to be made for a seven-month period from June 1, 2013 to December 31, 2013. In conjunction with the amended lease agreement, the landlord provided lease incentives totaling $1,128,000 for leasehold improvements and furniture related to new space in the same building, which were capitalized and are reflected in the deferred rent liability. We are amortizing these assets over the shorter of their economic life or the lease term. We are recognizing rent expense, including the effect of the deferred rent, on a straight-line basis over the lease term.

Rent expense was $281,000 and $918,000 for the three and nine months ended September 30, 2014, respectively, and $402,000 and $1,156,000 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2014	$301
2015	1,290
2016	1,304
2017	1,200
2018	1,111
2019	1,038
2020	437
Total commitments	$6,681

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements and, therefore, no provision or reserve has been recorded as of September 30, 2014.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue:
North America	$22,456	$20,875	$62,955	$59,714
Asia	830	1,379	3,581	3,129
Europe	1,249	1,318	3,785	3,436
Total revenue	$24,535	$23,572	$70,321	$66,279

	September 30, 2014	December 31, 2013
Long-lived assets:
North America	$1,669	$678
Asia	365	403
Europe	4,480	4,544
Total long-lived assets	$6,514	$5,625

8. Significant Risk Concentrations

Significant Customer

One customer, Future Electronics, Inc., accounted for 18% and 11% of total revenue for the three and nine months ended September 30, 2014, respectively. No other customers accounted for more than 10% of total revenue for the three or nine months ended September 30, 2014 or September 30, 2013.

No customer had an accounts receivable balance which was 10% or more of the total accounts receivable at September 30, 2014. Future Electronics, Inc. had an accounts receivable balance of $3.7 million, or 23% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected, and Mitsubishi Electric Corporation had an accounts receivable balance of $2.8 million, or 18% of total accounts receivable, as of December 31, 2013, all of which was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2013.

Significant Supplier

We have two ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean, the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2016. We also have four ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which expire on June 30, 2015.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made. Under this rebate program, we recognized $64,000 and $233,000 during the three and nine months ended September 30, 2014, respectively, and $89,000 and $658,000 during the three and nine months ended September 30, 2013, respectively, which was treated as a reduction in cost of sales. Additionally, during the three and nine months ended September 30, 2014, we qualified for $149,000 and $543,000, respectively, in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

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

Overview

We provide software solutions to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google Android) and is usually connected to a network or data cloud via a wired or wireless connection. A smart, connected system also includes the applications and other software that run on or connects to the device. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that run various Microsoft Windows Embedded and Windows Mobile operating systems, specifically Windows Embedded Compact, Windows Embedded Standard 7 and 8, Windows Mobile™, Windows Phone 8 and Windows Embedded 8 Handheld as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue:
Software	81%	78%	79%	78%
Service	19%	22%	21%	22%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Software	68%	68%	67%	65%
Service	16%	18%	16%	19%
Total cost of revenue	84%	86%	83%	84%
Gross profit	16%	14%	17%	16%
Operating expenses:
Selling, general and administrative	12%	17%	13%	18%
Research and development	1%	3%	2%	3%
Total operating expenses	13%	20%	15%	21%
Income (loss) from operations	3%	(6)%	2%	(5)%
Other income (expense), net	0%	0%	(1)%	0%
Income (loss) before income taxes	3%	(6)%	1%	(5)%
Income tax expense	0%	(9)%	0%	(3)%
Net income (loss)	3%	(15)%	1%	(8)%

Revenue

Our revenue is generated from the sale of software, primarily third-party software that we resell and our own proprietary software, and the sale of engineering services. Total revenue increased $963,000, or 4%, to $24.5 million for the three months ended September 30, 2014, from $23.6 million in the year-ago period. Total revenue increased $4.0 million, or 6%, to $70.3 million for the nine months ended September 30, 2014, from $66.3 million in the year-ago period. Both of the increases were driven by higher third-party software sales.

Revenue from customers outside of North America decreased $0.6 million, or 23%, to $2.1 million for the three months ended September 30, 2014 compared to $2.7 million in the year-ago period. Revenue from customers outside of North America increased $0.8 million, or 12%, to $7.4 million for the nine months ended September 30, 2014 compared to $6.6 million in the year-ago period. The increase in the nine-month period was primarily driven by higher service revenue in Japan which, in turn, was driven by two large handheld terminal projects. The decrease in the three-month period is due to the timing of engineering services on the Japan projects.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$19,217	$18,004	$53,877	$49,749
Proprietary software	551	452	1,754	2,069
Total software revenue	$19,768	$18,456	$55,631	$51,818
Software revenue as a percentage of total revenue	81%	78%	79%	78%
Third-party software revenue as a percentage of total software revenue	97%	98%	97%	96%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $1.2 million, or 7%, for the three months ended September 30, 2014, from the year-ago period. The improvement was driven by a $2.9 million increase in sales of Windows Mobile operating systems driven by sales to two existing customers and was partially offset by a $1.0 million decrease in Windows Embedded operating system sales that resulted from the timing of sales to existing customers. Third-party software revenue increased $4.1 million, or 8%, for the nine months ended September 30, 2014, compared to the year-ago period. The increase was driven by a $5.5 million increase in Windows Embedded operating system sales, partially offset by a $1.1 million decrease in Adobe Flash sales. Revenue in the nine months ended September 30, 2014 further benefited from a significant sale of Windows Embedded operating systems in the amount of $2.6 million to a single customer in the first quarter of 2014.

Proprietary software revenue increased $99,000, or 22%, to $551,000 for the three months ended September 30, 2014, from $452,000 in the year-ago period, primarily driven by increases in sales of a number of our legacy products.

Proprietary software revenue decreased $315,000, or 15%, for the nine months ended September 30, 2014, compared to the year-ago period, driven primarily by a decline in Texas Instruments OMAP royalty revenue as well as declines in sales of a number of our legacy products.

Service revenue

Service revenue for the three and nine months ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Service revenue	$4,767	$5,116	$14,690	$14,461
Service revenue as a percentage of total revenue	19%	22%	21%	22%

Service revenue decreased $349,000, or 7%, for the three months ended September 30, 2014, from the year-ago period. This decrease was driven by lower revenue associated with the MyFord Touch program. The decrease was partially offset by small increases in service revenue in both the United Kingdom and Asia.

Service revenue increased $229,000, or 2%, for the nine months ended September 30, 2014, compared to the year-ago period. The improvement was driven by a $1.5 million increase in Japan which benefited from two large handheld terminal projects as well as small increases in the United Kingdom and other regions in Asia. During the nine months ended September 30, 2014, we completed one of the projects in Japan which resulted in the recognition of $478,000 in service revenue and gross profit during the three months ended June 30, 2014. Both programs are being accounted for under the zero profit percentage of completion accounting method in which we recognize revenue during the project equal to our cost and recognize the remaining revenue, equal to the gross profit on the program, at completion. There were no such completions in the three months ended September 30, 2014. The increase was offset by a $1.5 million decline in North America service revenue which, in turn, was driven by lower revenue on the MyFord Touch program.

We continued to work on the MyFord Touch program during the three months ended September 30, 2014, a project we began with Ford during the second quarter of 2008 and which has been significant for us since its inception. We now perform these services through agreements with Microsoft and another customer. Service revenue from the MyFord Touch program was $655,000 and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $2.1 million and $3.7 million for the nine months ended September 30, 2014 and 2013, respectively. These declines are primarily attributable to a reduction in the number of engineers working on the MyFord Touch project.

Gross profit and gross margin

Cost of software revenue consists primarily of the cost of third-party software products payable to third-party vendors and support costs associated with our proprietary software products. Cost of service revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions. Gross profit on the sale of third-party software products is also positively affected by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Prior to the third quarter of 2013, the entire earned rebate amount was treated as a reduction of software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction of marketing expense if and when qualified program expenditures are made. Under this rebate program, we recognized $64,000 and $233,000, respectively, during the three and nine months ended September 30, 2014 and $89,000 and $658,000, respectively, during the three and nine months ended September 30, 2013, which was treated as a reduction in cost of sales. Additionally, during the three and nine months ended September 30, 2014, we qualified for $149,000 and $543,000, respectively, in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Software gross profit	$3,008	$2,491	$8,442	$8,731
Software gross margin	15%	13%	15%	17%
Service gross profit	$955	$878	$3,321	$1,778
Service gross margin	20%	17%	23%	12%
Total gross profit	$3,963	$3,369	$11,763	$10,509
Total gross margin	16%	14%	17%	16%

Software gross profit and gross margin

Software gross profit increased by $517,000, or 21%, for the three months ended September 30, 2014, from the year-ago period, and software gross margin increased by 2 percentage points to 15% from the year-ago period. The increases in software gross profit and margin were driven by an increase in proprietary software revenue compared to a relatively fixed cost base as well as increased revenue from Windows Mobile operating systems which are a higher margin product. Third-party software gross margin was 14% for the three months ended September 30, 2014, and 13% for the year-ago period, driven by the increased revenue from proprietary software and Windows Mobile operating systems. Proprietary software gross margin was 74% for the three months ended September 30, 2014, compared to 42% in the year-ago period due to the increased revenue on a relatively fixed cost base.

Software gross profit decreased by $289,000, or 3%, for the nine months ended September 30, 2014, from the year-ago period, and software gross margin decreased by 2 percentage points to 15% from the year-ago period. The decrease in software gross profit was driven by a decrease in proprietary software revenue that has a relatively fixed cost base as well as a shift in product mix to lower margin Microsoft Embedded operating systems. Third-party software margin was 13% and 15% for the nine months ended September 30, 2014 and 2013, respectively, with the decline driven by the shift in products to lower margin Microsoft Embedded operating systems. Proprietary software margin was 72% for the nine months ended September 30, 2014, compared to 68% in the year-ago period.

Service gross profit and gross margin

Service gross profit increased by $77,000, or 9%, for the three months ended September 30, 2014, from the year-ago period. Service gross margin increased by 3 percentage points to 20% for the three months ended September 30, 2014, compared to the year-ago period. The increase in service gross profit was driven by a decline in cost of sales made possible by improvement in utilization that resulted largely from headcount reductions that occurred in the fourth quarter of 2013. The gross margin improvement resulted from an increase in our realized rate per hour.

Service gross profit increased $1.5 million, or 87%, for the nine months ended September 30, 2014, from $1.8 million in the year-ago period driven by the same factors that accounted for the three-month increase as well as the impact of recognizing the $478,000 of gross profit on the previously mentioned service project completed in Japan in the second quarter of 2014. Service gross margin increased 11 percentage points to 23% for the nine months ended September 30, 2014, compared to the year-ago period. The margin improvement was driven by a decline in our cost per billable hour resulting from utilization improvement, offset in part by a decline in our realized rate per hour.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $1.1 million, or 27%, to $2.9 million for the three months ended September 30, 2014, from $4.0 million in the year-ago period. The decrease was driven primarily by lower headcount-related costs resulting from restructuring and other reductions as well as decreased facilities and travel expenses. Selling, general and administrative expenses represented 12% of our total revenue for the three months ended September 30, 2014 and 17% in the year-ago period.

Selling, general and administrative expenses decreased $2.0 million, or 18%, to $9.4 million for the nine months ended September 30, 2014, from $11.4 million in the year-ago period. The decrease was due to the same factors accounting for the decrease for the three-month period. Selling, general and administrative expenses represented 13% of our total revenue for the nine months ended September 30, 2014 and 18% for the year-ago period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $444,000, or 55%, to $360,000 for the three months ended September 30, 2014, from $804,000 in the year-ago period due primarily to headcount and other expense reductions that took place in the fourth quarter of 2013. Research and development expenses represented 1% of our total revenue for the three months ended September 30, 2014 and 3% in the year-ago period.

Research and development expenses decreased $1.0 million, or 45%, to $1.2 million for the nine months ended September 30, 2014, from $2.2 million in the year-ago period. This decrease was driven by the same factors that accounted for the three-month decrease. Research and development expenses represented 2% of our total revenue for the nine months ended September 30, 2014 and 3% for the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other expense increased $1,000 to $16,000 for the three months ended September 30, 2014, compared to the year-ago period, due to foreign currency transaction losses.

Other expense was $118,000 for the nine months ended September 30, 2014, compared to other income of $100,000 for the year-ago period, also as a result of net foreign currency transaction losses and gains, respectively.

Income tax expense

Income tax expense was $16,000 for the three months ended September 30, 2014, compared to $2.2 million in the year-ago period, a decrease of $2.1 million. In the third quarter of 2013, we determined that it was not more likely than not that we would generate sufficient future taxable income to utilize the US deferred tax assets. As a result, we recorded a valuation allowance of $2.2 million at that time with a resulting charge to income tax expense. Deferred tax assets relative to our foreign jurisdictions were already subject to a full valuation allowance.

Income tax expense decreased $2.1 million to $0.1 million for the nine months ended September 30, 2014, compared to $2.2 million in the year-ago period due to the same factors that accounted for the three-month change.

The effective tax rates for the three and nine months ended September 30, 2014 of 2% and 12%, respectively, were lower than the U.S. statutory rate of 34% because of net operating losses available to offset current year taxable income and a full valuation allowance on deferred tax assets. The effective tax rates for the three and nine months ended September 30, 2013 of 153% and 73%, respectively, were higher than the U.S. statutory rate of 34% primarily due to a $2.2 million charge recorded to increase the valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2014, we had $25.5 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $21.1 million at December 31, 2013.

Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2014, driven primarily by net income, positive net working capital changes and non-cash charges. Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2013, driven by positive net working capital changes and non-cash charges, which were offset in part by our $5.2 million net loss for such period.

Investing activities used cash of $5.6 million for the nine months ended September 30, 2014, due to a net increase in short-term investments of $5.3 million and capital expenditures of $276,000. Investing activities provided cash of $2.2 million for the nine months ended September 30, 2013 due to a $1.8 million reduction in short-term investments and a $625,000 reduction in restricted cash as a result of amending our headquarters lease, offset by capital expenditures of $216,000.

Financing activities generated $595,000 during the nine months ended September 30, 2014, and $12,000 during the nine months ended September 30, 2013, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

—

Minimum rents payable under operating leases total $301,000 for the remainder of 2014, $1.3 million in 2015 and 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and

—

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

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Forms 10-Q for the periods ended March 31 and June 30, 2014.

Item 5.	Other Information

Our Board of Directors has authorized Jerry D. Chase, our President and Chief Executive Officer, to also serve as our “Acting Principal Financial Officer” solely in connection with the review, execution and certification of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 13, 2014	By:	/s/ JERRY D. CHASE
Jerry D. Chase
President, Chief Executive Officer and Acting Principal Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X