Form 10-K
period 2014-12-31
BSQUARE CORP /WA
filed 2015-02-19
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 110th Avenue NE, Suite 300, Bellevue, Washington 98004

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $35,049,000 based on the closing price of $3.20 per share of the registrant’s common stock as listed on the NASDAQ Global Select Market.

The number of shares of common stock outstanding as of January 31, 2015: 11,769,452

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: "expect," "believe," "estimate," "plan," "strategy," "future," "potential," "continue," "may," "should," "will," and similar references to future periods. Examples include, among others, statements about: expected operating results, such as revenue growth and earnings; anticipated levels of capital expenditures; future market conditions; our belief that we have sufficient liquidity to fund our business operations for at least the next 12 months; expectations of the effect on our financial condition of claims, litigation, contingent liabilities and supplier audits; and strategies for customer retention, growth, product and service development, and market position.

Forward-looking statements are neither historical facts nor assurances about future performance. Instead they are only predictions, based on current beliefs, expectations and assumptions about the future of our business and other future conditions. Forward-looking statements are subject to known and unknown risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual events and results may differ materially. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this report is based only on information available to us on the date of this report. Except as may be required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the Item 1A—“Risk Factors.” We caution readers that our business and financial performance are subject to substantial risks and uncertainties.

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our”, “the Company” and “Bsquare” refer to BSQUARE Corporation. We primarily resell software from Microsoft Corporation (“Microsoft”) and provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google AndroidTM platform) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, smart vending machines and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and corporate enterprises (“Enterprises”), as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of Enterprises, our customers include those that develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Increasingly, we intend to focus on developing and offering our own products such as DataVTM to address the emerging Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. Similarly, we intend to focus on increasing the amount of our own products and know-how, including in our MobileVTM product, a complete hardware and software reference solution for OEMs building durable and rugged handhelds and industrial tablets.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 300, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

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

•

Businesses are increasingly deploying specialized devices in stores, shopping centers, shop floors, etc., or to their employees who work in the field but need connectivity to business systems and data;

•

The ubiquity of cellular and wireless local area networks (“WLANs”) is driving rapid adoption of smart connected systems that leverage broadband and high-speed wireless data networks, including Internet Protocol (“IP”) set-top boxes, voice-over-IP (“VoIP”) phones, residential gateways, and home networking solutions linking smart connected systems with personal computers;

•

The vastly increasing number of sensors and similar devices requires new solutions for these devices to interact with other devices autonomously through the “Internet of Things” and to provide data to applications, both those that reside local to the device and those running in the cloud;

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

•

Higher bandwidth networks coupled with larger displays and increased processing power found on new devices means that more multimedia content will be available to devices—increasing demand for digital rights management, content management and related technologies; and

•

Increase in device complexity is being driven by rising user expectations of functionality, complex device interactions with wireless networks and updated versions of embedded operating systems and silicon processors, all of which are driving OEMs, ODMs and Enterprises to continually refresh and update their device designs.

Software Solutions and Related Engineering Services for Smart Connected Systems

Our customers include world class OEMs and ODMs, Enterprises, SVs and peripheral vendors which are developing smart connected systems or assisting others in doing so. Representative customer engagements in 2014 included the following:

•

We continued support of the second generation of MyFord Touch, a product of Ford Motor Company (“Ford”). The MyFord Touch infotainment system is an in-car communications and entertainment system which enables drivers of Ford’s car offerings to access a wide range of connected information and entertainment experiences including music and multi-media services, hands-free telephony, internet-enabled applications, language services, news and navigation;

•

We have been a supplier to Outerwall (formerly Coinstar) since 2005 for their Windows Embedded Operating Systems that are deployed on their Coin Kiosks. During the last several years we have provided Outerwall with engineering services for their New Venture Kiosks in addition to the Coin Kiosk. In 2013 and 2014, we provided licensing consultation and engineering services for the Redbox division of Outerwall.

•	The Coca-Cola Company (“Coca-Cola”) continues to engage us in the development and support of Freestyle®, its next generation drink dispensing machine.
•	We initiated work with Google to assist in the development of their advanced technology “Project Tango.” We have expanded our work with Google to include additional projects.

The software we deliver to our customers as part of our smart connected software solutions takes three forms. The first is our own proprietary software products, the second is best-of-class third-party software products and the last is custom software delivered through our engineering services teams. The majority of the software we sell is from Microsoft. Due to the complexity of embedded software, the integration of our own proprietary software, third-party software products and customer software on customers’ devices often requires us to provide additional engineering services addressing systems integration, customization and/or optimization as well as quality assurance testing. Our goal is to increase the breadth and depth of our software product and engineering service offerings to our customers to enhance our position as an overall smart connected software solutions provider.

Software revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Software revenue:
Third-party software	$73,933	$70,891
Proprietary software	2,314	2,513
Total software revenue	$76,247	$73,404
Software revenue as a percentage of total revenue	79%	80%
Third-party software revenue as a percentage of total software revenue	97%	97%

Third-Party Software Products

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their project needs. Our primary third-party software offerings include the following:

•

For 16 years, we have been a Microsoft Corporation authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for the complete line of Windows Embedded Products, including major product families such as Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server. We are authorized to sell Windows Embedded operating systems in the United States, Canada, Mexico, Argentina, Brazil, Chile, Columbia, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa. Of our total revenue in 2014, 64% was generated through the sale of Windows Embedded operating systems, compared to 58% in 2013. Our current distribution agreements related to Windows Embedded expire in June 2016;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile product. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (excluding Cuba) (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2014, 9% was generated through the sale of Windows Mobile operating systems, compared to 11% in 2013. Our current distribution agreements related to Windows Mobile expire in June 2015,

•	We are an authorized distributor for Adobe Flash technologies and Adobe Reader. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis;
•	We are an authorized distributor of Intel Corporation’s Embedded Security product in North America; and
•	We sub-license and resell mobile handset design files from Aava Mobile Oy as a part of our MobileV product.

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 95% of third-party software revenue in 2014 and 90% of third-party software revenue in 2013.

Engineering Service Offerings

We offer a variety of engineering services to our customers including:

•	Architectural and system design;
•	Software design and development;
•	Platform development systems integration;
•	Application, middleware and multimedia software development;
•	Quality assurance and testing;
•	Device solution strategy consulting;
•	Technical support;
•	Implementation; and
•	Test Automation Engineering and Consulting Services.

Customers engage us for engineering services due to our extensive device software development and testing experience and because of our deep experience with embedded and mobile operating systems. We believe that engaging us on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and enhanced product robustness and features, which a customer may otherwise have been unable to achieve.

Service revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Service revenue	$19,669	$18,704
Service revenue as a percentage of total revenue	21%	20%

Service revenue related to Coca-Cola was $4.6 million, or 24% of 2014 service revenue and $3.2 million, or 17% or service revenue in 2013. Service revenue related to the MyFord Touch program was $2.8 million, or 14% of service revenue, in 2014 and $4.5 million, or 24% of service revenue, in 2013.

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

•

TestQuestTM 10—TestQuest 10 is our latest generation software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart connected systems including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart connected systems and capture results, and a reporting tool that allows customers to analyze test results;

•

DataVTM—An actionable data solution for the IoT market. DataV includes software products, applications and services that turn raw device data into useful, meaningful and actionable data. The goal of DataV is to help our customers unlock their data and use the data to lower costs, improve and enhance operations, lower go-to-market risks, and identify new revenue opportunities; and

•

MobileVTM—A complete hardware and software reference solution based on Intel® architecture, Microsoft Windows® Embedded 8.1 and Google Android 4.4 operating systems. MobileV provides a common platform for OEMs building multiple device form factors to include durable and rugged class handhelds and industrial tablets. MobileV combines Windows Embedded 8.1 and Android 4.4 with cutting-edge Intel-based board designs from Aava Mobile, along with Bsquare’s MobileV UX software, and significantly reduces engineering effort and time to market for next generation devices.

Strategy

Our strategy is to continue to enhance our position as a provider of software solutions and related engineering services for smart connected systems, ultimately becoming the go-to solutions provider for our customers and potential customers around the globe. To advance this strategy, we intend to focus on the following:

•	Expanding the breadth of services we offer to our customers, particularly those that are focused on making existing smart connected systems more useful and valuable to their customers;
•	Focusing on our core geographic areas of North America, the United Kingdom, Taiwan and Japan;
•

Building our offerings and capabilities in the rapidly growing Internet of Things market. As we drive to grow in this market, we will seek to deepen our customer relationships in our software solutions and engineering services businesses to deliver a family of products and services that will turn raw device data into useful, meaningful and actionable information; and

•	Seeking additional software products, such as DataV and MobileV, in which to invest.

Relationship with Microsoft and Impact on our Smart Connected Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows Embedded operating systems for over 16 years;
•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;
•	We are a Windows Embedded Gold-level Systems Integrator;
•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;
•	We were the Microsoft Embedded Distributor of the Year for 2011;
•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;
•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;
•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;
•	We are a Preferred Provider of Visual Tools for Microsoft;
•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;
•	We are a Silver Intelligent Systems partner;
•	We are a Silver Data Analytics partner;
•	We are a Silver Data Platform partner; and
•	We have been engaged by Microsoft on various engineering service engagements.

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

Customers

Customers purchasing third-party software and our software solutions and engineering services include leading OEMs, ODMs, Enterprises, SVs and peripheral vendors seeking to leverage the software we provide them, be it our own proprietary software, third-party software or custom software developed via our engineering services, to develop high-quality, smart connected systems that meet the requirements of numerous end-markets. Representative customers include Coca-Cola, Future Electronics, Elo Touch Solutions, Honeywell International, Inc., IGT, Microsoft, Mitsubishi Electric Corporation, Panasonic, Elektrobit, Bally and several industrial handset companies.

Sales and Marketing

We market our software solutions and engineering services utilizing a direct sales model. We have sales personnel throughout the United States and in Taiwan, the United Kingdom and Japan. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels.

Key elements of our sales and marketing strategy include direct marketing, content marketing, trade shows, event marketing, public relations, analyst relations, social media properties, customer and strategic alliance partner co-marketing programs and a comprehensive website. We rely significantly on lead referral and other marketing support programs from strategic partners.

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States. Research and development expense was $1.7 million and $2.8 million in 2014 and 2013, respectively. The decrease was driven largely by our cost reduction efforts in the fourth quarter of 2013.

Competition

The market for smart connected systems software and services is extremely competitive. We face competition from the following:

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc., Avnet, Inc. and Synnex Corporation in Taiwan;
•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, SymphonyTeleca division of Harmon Industries and Wipro;
•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings;
•	Contract manufacturers which have added or are adding software development capabilities to their offerings;
•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote. In this market we also compete against customers’ internally created tools and against manual testing;

•	Marketing agencies and specialized vendors who provide mobile application services; and
•	We will encounter increasing competition in the growing Internet of Things market from a number of additional software and service providers as we expand our focus on this market in 2015 and beyond.

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

International Operations

Our international operations outside of North America consist principally of operations in Taipei, Taiwan and Trowbridge, England. We have a sales and sales support office in Tokyo, Japan. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2014, revenue generated from customers located outside of North America was 10% of total revenue, compared to 13% in 2013. The decrease in non-North American revenue in 2014 was primarily attributable to lower sales of Windows Mobile operating systems, lower service revenue and lower proprietary software sales in Asia.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following indicates the total headcount by area:

	December 31,
	2014	2013
Engineering Services	124	119
Sales, Marketing and Administrative	52	56
Research and Product Development	7	12
Total Employees	183	187
Contractors (primarily engineering services)	14	18
Total Headcount	197	205

Of the total headcount of 197 at December 31, 2014, 112 were located in North America, 47 in Taiwan, 36 in the United Kingdom and 2 in Japan. As conditions necessitate, engineering service employees perform research and development activities and vice versa. In October 2013, we effected a headcount reduction that impacted approximately 20% of our worldwide workforce.

Intellectual Property and Other Proprietary Rights

In general, we strive to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and through contractual arrangements. However, we cannot be certain that our efforts will be effective to prevent the misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us.

Additionally, because a significant portion of our revenue relates to the sale of third-party software products, we also rely on our partners, particularly Microsoft, to appropriately protect their own intellectual property.

As of December 31, 2014 we have eight issued United States (“US”) patents and one pending US patent application. We also have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

See Item 1A, “Risk Factors,” for more information regarding our intellectual property and other proprietary rights.

Available Information

We electronically file with the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.bsquare.com, free of charge, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2015:

Name	Age	Position
Andrew S. G. Harries	52	Chairman of the Board
Jerry D. Chase	55	President and Chief Executive Officer; Director
Elliott H. Jurgensen, Jr	70	Director
Harel Kodesh	56	Director
William D. Savoy	50	Director
Kendra A. VanderMeulen	63	Director
Mark D. Whiteside	52	Vice President, Solutions
Martin L. Heimbigner	56	Chief Financial Officer
Scott B. Caldwell	46	Vice President, Worldwide OEM Sales

Item 1A.	Risk Factors.

As discussed under Item 1 of Part I, “Business—Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

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

We have OEM Distribution Agreements (“ODAs”) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. These ODAs are effective through June 30, 2016. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 30, 2015.

We generated $70.2 million and $64.0 million of revenue in 2014 and 2013, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2015. If any of the ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time, and unless we are able to either pass through price increases to our customers or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We qualified for rebate credits from Microsoft of $1.0 million and $1.2 million in 2014 and 2013, respectively, a portion of which is accounted for as a reduction in cost of sales and a portion as a reduction in marketing expense if and when qualified expenditures are made.

Microsoft has audited our records under the ODAs in the past and will likely audit our records again in the future and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODAs. Microsoft has concluded audits of our records pertaining to the ODAs in 2009 and 2006, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found. The provisions also include terms that may make us contractually liable for payment of royalties to Microsoft in the event that certificates of authenticity are lost, damaged or stolen.

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

We maintain a strategic marketing relationship with Microsoft. If our relationship with Microsoft deteriorates for any reason, such as an increased focus by us on customers building devices utilizing non-Microsoft operating systems, our efforts to market and sell our software and services to our customers could be adversely affected and our business could be harmed. Microsoft has significant influence over the development plans and buying decisions of customers utilizing the various Microsoft Windows Embedded and Windows Mobile operating systems. Microsoft provides customer referrals to us. Moreover, Microsoft controls the marketing campaigns related to its operating systems. Microsoft’s marketing activities are important to the continued promotion and market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems and, consequently, to our sale of Windows-based software and services. We must maintain a favorable relationship with Microsoft to continue to participate in joint marketing activities with them, which includes participating in “partner pavilions” at trade shows, listing our services on Microsoft’s website, and receiving customer referrals. If we are unable to continue our joint marketing efforts with Microsoft, or fail to receive referrals from them, we would be required to devote significant additional resources and incur additional expenses to market our software products and services directly to potential customers. In addition, we depend on Microsoft for developer releases of new versions of, and upgrades to, its Windows Embedded and Windows Mobile software in order to facilitate timely development and delivery of our own software and services. If we are unable to maintain our favorable relationship with Microsoft and no longer continue receiving such new versions and updates, our revenue could decline significantly, and/or our costs could increase significantly, thereby negatively impacting our operating results.

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

Our business and results of operations would be adversely impacted if Microsoft decided to provide some, or all, of its Windows Embedded or Windows Mobile operating systems which we currently resell, free of charge to customers.

Microsoft has recently announced programs to offer certain consumer Windows phone and tablet-based operating systems to customers free of charge, subject to certain limitations. While we do not distribute these operating systems today under our ODA with Microsoft, if Microsoft were to pursue a similar strategy and offer operating systems that we do currently distribute free of charge, our business and results of operations would be adversely impacted.

Microsoft will be introducing the Windows 10 operating system software in the near future, and Microsoft’s pricing and support for this new operating system could directly impact our revenue and margins.

In January 2015, Microsoft announced a new operating system, Windows 10, but has not indicated when the software will be available to customers. Microsoft indicated that Windows 10 will be delivered as a service which may alter the traditional business model used to sell Microsoft licenses as a software product. As a reseller of Microsoft Windows Embedded and Windows Mobile operating systems, changes Microsoft’s business model may adversely impact our revenue and gross profit and our operating results could be negatively impacted.

If the markets for Windows Embedded and/or Windows Mobile operating systems decline, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices utilizing the various Microsoft Windows Embedded and Windows Mobile operating systems, if the markets for these systems or platforms decline, our business and operating results could be negatively impacted. Market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems will depend on many factors, including:

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
•

The willingness of software developers to continue to develop and expand the applications running on Microsoft Windows Embedded and Windows Mobile operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to users than those available on Microsoft Windows Embedded and Windows Mobile operating systems, this could cause potential customers to select competing operating systems.

MyFord Touch-Related Risk Factors

If we do not obtain additional work on the MyFord Touch program, our future revenue and gross profit would decrease and our operating results would be adversely affected.

We began working on the MyFord Touch infotainment project with Ford in the second quarter of 2008 and continue to work on the program. Since inception of the program through December 31, 2011, our contractual relationship was with Ford. Effective January 1, 2012, our contractual relationship for the MyFord Touch program shifted from Ford to Microsoft, as Microsoft has become the primary vendor to Ford for this program. In 2014 the relationship added Elektrobit Automotive. In December 2014, Ford introduced Sync 3, the next generation MyFord Touch program that is scheduled to be deployed on cars in 2016 and will be based on QNX software from Blackberry instead of software from Microsoft.

Revenue from the MyFord Touch program comprised $2.8 million, or 3%, of our total revenue in 2014, and $4.5 million, or 5%, of our total revenue in 2013. We currently expect this project work to continue in 2015 but expect revenue from the MyFord Touch program to be lower, albeit still significant in 2015, than it was in 2013 due to the lower level of personnel resources utilized on the program. Our statements of work with Microsoft and Ford currently run through June 30, 2015, and with Elektrobit through December 31, 2015. While we expect to be actively involved in current generation MyFord Touch projects with Microsoft, Ford and Elektrobit through 2015 and beyond, we expect our role on MyFord Touch will be scaled back or eliminated because of the transition to QNX software for the next generation Sync 3 and our revenue and resulting gross profit will decline accordingly.

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

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation in Taiwan;
•	Marketing agencies and specialized vendors who provide mobile application services; and
•	We will encounter increasing competition in the growing Internet of Things market from a number of additional software and service providers as we expand our focus on this market in 2015 and beyond.

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

We had significant changes in executive leadership during 2013 and 2014 and more could occur. Jerry D. Chase was appointed as President and Chief Executive Officer of the Company in February 2014. Mr. Chase joined our Board of Directors in July 2013 and had served as our interim Chief Executive Officer since September 23, 2013, after Brian Crowley stepped down as President and Chief Executive Officer and from the Board of Directors. In October 2013, John Traynor, Senior Vice President, Products left the company as part of our restructuring. In addition, Mike Stipe, Senior Vice President, Worldwide Sales and Marketing departed in December 2013. Mark D. Whiteside has taken on the role of Vice President, Solutions and Scott B. Caldwell has taken on the role as Vice President, Worldwide OEM Sales. Scott Mahan resigned as Chief Financial Officer in August 2014 and was replaced by Martin L. Heimbigner in November 2014.

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

DataV, our new proprietary actionable data solution for the Internet of Things ( IoT) market may not gain traction with potential customers.

During 2014 we were developing our DataV proprietary software product, which is an actionable data solution for the Internet of Things (IoT) market. As a new product, DataV may gain customer traction in 2015 more slowly than anticipated and our profit potential from this new product is uncertain. We expect to continue to make investments in the development of DataV, and this will increase our operating expenses. We cannot assure you that there will be sufficient, or any, corresponding increases in revenue generated by sales of DataV, or if it will achieve customer adoption quickly, or at all.

MobileV, our new software product designed to address the needs of OEMs who are developing highly ruggedized and durable mobile computing products may not gain traction with potential customers.

During 2014, we began selling MobileV a complete hardware and software reference solution based on Intel® architecture and Microsoft Windows® Embedded 8.1 that combines board reference designs from Aava Mobile, along with our proprietary software to address the needs of OEMs who are developing highly ruggedized and durable mobile computing products. Our sales of this new product may gain customer traction more slowly than anticipated, or not at all, and our profit potential from this new product is uncertain.

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

We periodically enter into engineering service agreements in which we agree to perform our engineering service work for lower up-front fees, or for no fees, in exchange for future royalties or per unit fees. There is no guarantee that these arrangements will produce the strategic or economic returns as anticipated.

We have entered into contracts that involve reducing or eliminating up-front engineering service fees in return for a per-device/chip royalty or fee that is earned as devices or chips are shipped by our customers, and we may enter into more such agreements in the future. Because we are delaying revenue past the point where our services are performed, there is a risk that our customers may cancel their projects or that their devices or chips may not be successful in the market, which could negatively impact our revenue and operating results.

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

Our sales cycle is can run three to twelve months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

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

Our business and results of operations would be adversely impacted in the event that we incur business losses that are not covered by or exceed our existing business insurance coverage.

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

In the third quarter of 2011, we acquired MPC Data, Ltd. including certain intangible assets with a carrying value of $660,000 and goodwill of $3.7 million as of December 31, 2014. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

Past acquisitions have proven difficult to integrate, and recent or future acquisitions, if any, could disrupt our business, dilute shareholder value and negatively affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, market and management team, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products and research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain uniform standards, controls, procedures and policies, which are especially critical in light of requirements under the Sarbanes-Oxley Act of 2002 and other corporate governance requirements, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which may involve compliance with foreign laws, payment of taxes, labor negotiations or other unknown costs and expenses, which could be significant.

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

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2014, we had approximately $59.7 million of federal and $3.4 million of state net operating loss carryforwards and $2.7 million of tax credit carryforwards. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change as defined by Section 382 has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

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

We frequently license the source code of our software products and the source code results of our services to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrink-wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE.” Other companies use forms of “BSQUARE” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights. Any of these outcomes could negatively impact our brand, dilute its recognition in the marketplace, or confuse potential customers, all of which could harm our business.

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

Customers outside of North America generated 10% of our total revenue in 2014 and 13% in 2013. We currently have sizable operations outside of North America in Taiwan and the United Kingdom and also have a minor sales and support presence in Japan. In 2013, we closed our operations in Korea, China and Germany. Our international activities and operations expose us to a number of risks, including the following:

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

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODA with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas we may be less competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2014, our corporate headquarters are located in 24,061 square feet of leased space in a single location in Bellevue, Washington. The lease term ends in May 2020.

In North America, we also lease office space in San Diego, California; Boston, Massachusetts; and Akron, Ohio. We lease office space overseas in Tokyo, Japan; Taipei, Taiwan; and Trowbridge, United Kingdom. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

	High	Low
Year Ended December 31, 2014:
First Quarter	$3.72	$3.15
Second Quarter	$3.49	$3.06
Third Quarter	$4.13	$2.84
Fourth Quarter	$4.55	$3.50
Year Ended December 31, 2013:
First Quarter	$3.57	$2.85
Second Quarter	$3.18	$2.64
Third Quarter	$2.96	$2.69
Fourth Quarter	$3.58	$2.61

Holders

As of January 31, 2015, there were 123 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain some statements and information which are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Cautionary Note Regarding Forward-Looking Statements,” and Item 1A of Part I, “Risk Factors.”

Overview

We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® Embedded Compact) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, smart vending machines, in-vehicle telematics and entertainment devices. We primarily focus on smart, connected systems that utilize Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux and QNX.

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

Building on the traditional focus of our business noted above, increasingly we intend to focus on developing and offering our own products such as DataV to address the emerging IoT market. Similarly, we intend to focus on increasing the amount of our own intellectual property and know-how including in our MobileV product, a complete hardware and software reference solution for OEMs building durable and rugged handhelds and industrial tablets.

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

In certain situations when it is impractical for us to reliably estimate either specific amounts or ranges of contract revenues and costs, and where we anticipate that we will not incur a loss, a zero profit model is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted. This method was used in 2013 and 2014 for two engineering service contracts in Japan. The contracts were completed and accepted in the second and fourth quarters of 2014 and the profit from these contracts was recognized in 2014.

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

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2014, we were delivering engineering services under seven fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. For illustrative purposes only, if we were 10% under in our estimates of completion on every fixed-bid contract active on December 31, 2014, our revenue would have been over-stated by approximately $358,000 for 2014.

Intangible Assets and Goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets were acquired through business acquisitions. Our intangible assets consist of customer relationships. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results.

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

	Year Ended
	December 31,
	2014	2013
Revenue:
Software	79%	80%
Service	21%	20%
Total revenue	100%	100%
Cost of revenue:
Software	67%	66%
Service	16%	18%
Total cost of revenue	83%	84%
Gross profit	17%	16%
Operating expenses:
Selling, general and administrative	13%	17%
Research and development	2%	3%
Total operating expenses	15%	20%
Income (loss) from operations	2%	(4)%
Other income, net	0%	0%
Income (loss) before income taxes	2%	(4)%
Income tax expense	0%	(2)%
Net income (loss)	2%	(6)%

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue increased $3.8 million, or 4%, to $95.9 million in 2014 from $92.1 million in 2013. This increase was driven by higher sales of Windows Embedded operating systems, and an increase in engineering services revenue, partially offset by a decline in proprietary software revenue. One customer, Future Electronics, Inc. accounted for 12% of total revenues in 2014. No other customers accounted for 10% or more of total revenue in either 2014 or 2013.

Revenue from our customers outside of North America decreased $1.7 million, or 14%, to $10.0 million in 2014, from $11.7 million in 2013. Revenue from our customers outside of North America represented 10% of our total revenue in 2014, compared to 13% in 2013. The decrease in non-North American revenue in 2014 was primarily attributable to lower sales of Windows Mobile operating systems in Asia, lower engineering services revenue and lower proprietary software sales in Asia~~.~~

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2014 and 2013 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2014	2013
Software revenue:
Third-party software	$73,933	$70,891
Proprietary software	2,314	2,513
Total software revenue	$76,247	$73,404
Software revenue as a percentage of total revenue	79%	80%
Third-party software revenue as a percentage of total software revenue	97%	97%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Embedded software and Windows Mobile operating systems. Third-party software revenue increased $3.0 million, or 4%, in 2014 compared to the prior year. The increase in third-party software revenue was driven primarily by an increase in Microsoft Windows Embedded software sales as well two significant sales of our new MobileV products totaling $1.0 million, partially offset by decreases in Windows Mobile sales as well as sales of Adobe Flash which had a significant sale in Q4 2013.

Proprietary software revenue decreased $0.2 million, or 8%, in 2014 compared to 2013. This was driven by the continued decline in sales of legacy products.

Service revenue

Service revenue for 2014 and 2013 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2014	2013
Service revenue	$19,669	$18,704
Service revenue as a percentage of total revenue	21%	20%

Service revenue increased $1.0 million, or 5%, in 2014 compared to the prior year. This increase was due to increases in service revenue generated in both Asia and EMEA offset partially by a decline in North America service revenue. The increase in Asia was driven by the completion of two large handheld programs. Both programs were accounted for under the zero profit percentage of completion accounting method in which we recognized revenue during the project equal to our cost and recognize the remaining revenue, equal to the gross profit on the program, at completion. One of the programs was completed during the three months ended June 30, 2014 while the other was completed during the three months ended December 31, 2014. The decrease in North America service revenue was driven largely by a $1.7 million decrease associated with the MyFord Touch Program offset partially by increases from our existing customer base and the acquisition of new customers.

Microsoft became our largest engineering services customer during the first quarter of 2012, replacing Ford Motor Company (“Ford”), as Microsoft replaced Ford as the invoiced customer on the MyFord Touch program. We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. The MyFord Touch program contributed $2.8 million in service revenue in 2014 compared to $4.5 million in 2013, representing a decline of $1.7 million or 38%. The decrease is attributable to a reduction in the number of engineers working on the MyFord Touch project as the amount of work on the increasingly mature platform has declined. In December 2014, Ford introduced Sync 3, the next generation MyFord Touch program that is scheduled to be deployed on cars in 2016 and will be based on QNX software from Blackberry instead of software from Microsoft. While we expect to be actively involved in current generation MyFord Touch projects with Microsoft, Ford and Elektrobit through 2015 and beyond, we expect our role on MyFord Touch will be scaled back or eliminated because of the transition to QNX software for the next generation Sync 3 and our revenue and resulting gross profit will decline accordingly.

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

Gross profit on the sale of third-party software products is also positively impacted by rebate credits we receive from Microsoft for embedded software sales earned through the achievement of defined objectives. Prior to the third quarter of 2013, the earned rebate amount was treated as a reduction in software cost of sales in the quarter earned. Beginning in the third quarter of 2013, as a result of program modifications, we began treating a portion of the rebate as marketing development funds which are accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

Under this rebate program, we recognized $298,000 of rebate credits in 2014 and $744,000 in 2013, which were treated as reductions in cost of sales. Additionally, during 2014 we qualified for $685,000 in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified expenditures are made.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended
	December 31,
	2014	2013
Software gross profit	$11,758	$12,966
Software gross margin	15%	18%
Service gross profit	$4,769	$2,059
Service gross margin	24%	11%
Total gross profit	$16,527	$15,025
Total gross margin	17%	16%

Software gross profit and gross margin

Software gross profit decreased by $1.2 million, or 9%, in 2014 compared to 2013, while software gross margin decreased by three percentage points from 18% in 2013 to 15% in 2014.

Third-party software gross margin was 14% in 2014, compared to 16% in 2013 driven primarily by a heavier concentration of sales of the lower margin product line of Microsoft Embedded software and lower rebates in 2014, as well as a large Adobe Flash sale in the fourth quarter of 2013. Proprietary software gross margin was 75% in 2014 compared to 66% in 2013. Although proprietary software revenue decreased by 8%, margins improved as a result of a decrease in the relatively fixed software cost of sales due in part to the cost reductions in the fourth quarter of 2013.

Service gross profit and gross margin

Service gross profit increased $2.7 million, or 132%, in 2014 compared to 2013 driven by a $1.0 million increase in service revenue combined with a $1.7 million decrease in service cost of sales. Service gross margin was 24% in 2014, a 13 percentage point increase from 11% in 2013. The decrease in service cost of sales was driven primarily by an improvement in utilization made possible by our cost reduction effort in the fourth quarter of 2013 to better align our service cost base with anticipated revenue which included the closure of our Beijing, China delivery center.

Service gross profit also benefited from the recognition of $478,000 of gross profit on the previously mentioned service project completed in Japan in the second quarter of 2014 as well as the $598,000 of gross profit on the other previously mentioned service project completed in Japan in the fourth quarter of 2014. These two completed projects, with recognized profit in 2014, added approximately 2% to the reported 2014 gross margin with a similar reduction in 2013 margins.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). Selling, general and administrative expenses decreased $3.0 million, or 20%, to $12.4 million in 2014, from $15.4 million in 2013. The decrease was driven by our cost reduction effort in the fourth quarter of 2013 as well as severance and related costs associated with the departure of our former Chief Executive Officer in September 2013 and the departure of our former Senior Vice President of Worldwide Sales and Marketing in December 2013. Selling, general and administrative expenses represented 13% of our total revenue in 2014 compared to 17% of revenue in 2013.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $1.1 million, or 39%, to $1.7 million in 2014, from $2.8 million in 2013. The decrease was driven largely by our cost reduction efforts in the fourth quarter of 2013. Research and development expenses represented 2% of total revenue in 2014 and 3% in 2013.

Other income (expense), net

Other income (expense) consists of interest income on our cash and investments, gains and losses we may recognize on our investments, gains or losses on foreign exchange transactions and other items. Net other expense was $101,000 in 2014 compared to net other income of $40,000 in 2013, representing a decrease of $141,000. This change was driven primarily by losses on foreign currency transactions in 2014 compared to gains on such transactions in 2013.

Income taxes

Income tax expense was $38,000 in 2014, based on income before income taxes of $2.4 million. Our effective tax rate in 2014 was 1.6%, which is below the statutory rate of 34%, primarily due to the full valuation allowance on U.S. deferred tax assets. Income tax expense was $2.2 million in 2013, based on loss before income taxes of $3.1 million. Although we recognized a loss before income taxes in 2013, we did not recognize a tax benefit due to an income tax charge in the third quarter of 2013. We determined that it was not more likely than not that we would generate sufficient future taxable income to use our U.S. deferred tax assets. As a result, we increased our deferred tax asset valuation allowance by $2.2 million. Deferred tax assets relative to our foreign jurisdictions were not affected.

The factors we considered in recording a full valuation allowance on our US deferred tax assets included, among other things, our recent history of losses and the uncertainty regarding generation of future taxable income.

Restructuring

During the fourth quarter of 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The workforce reduction impacted approximately 20% of our worldwide workforce. The restructuring was intended to better align our organizational structure with our strategic focus. The staff reductions and office closures were substantially completed by the end of the fourth quarter of 2013 with some activities, including completing certain legal entity closures, continuing into early 2015.

The results of this restructuring and associated asset impairment were recorded within loss from operations on our Consolidated Statement of Operations and Comprehensive Income (Loss). See Note 12: 2013 Restructuring in our Notes to Consolidated Financial Statements for further information.

Liquidity and Capital Resources

As of December 31, 2014, we had $26.6 million of cash, cash equivalents, short-term investments and restricted cash, compared to $21.1 million at December 31, 2013. Of these amounts, $13.1 million and $13.5 million were classified as cash and cash equivalents at December 31, 2014 and December 31, 2013, respectively,

Restricted cash is classified as long term and was $250,000 at both December 31, 2014 and 2013. This cash is restricted under the terms of our headquarters operating lease which will continue to secure that obligation through its expiration in 2020. Our working capital was $23.7 million at December 31, 2014, compared to $19.8 million at December 31, 2013.

Net cash provided by operating activities was $5.3 million in 2014, driven by our net income of $2.3 million, positive net working capital changes of $1.4 million and non-cash expenses of $1.6 million. Net cash provided by operating activities was $619,000 in 2013, driven by positive net working capital changes of $2.1 million and non-cash expenses of $3.8 million, offset by our net loss of $5.3 million.

Net cash used by investing activities was $6.3 million in 2014, due primarily to purchases of short-term investments exceeding proceeds from maturities of short-term investments by approximately $6.0 million and fixed asset purchases of $0.3 million. Investing activities provided net cash of $3.0 million in 2013, due primarily to net proceeds of short-term investments of $2.5 million and a $625,000 reduction in restricted cash under the terms of our corporate headquarters lease amendment executed in August 2013.

Financing activities generated $666,000 in 2014 and $51,000 in 2013 as a result of the exercise of employee stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

•

Minimum rents payable under operating leases total $1.3 million in 2015, $1.3 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million in the final year, 2020; and

•

In conjunction with our activities under our ODAs with Microsoft, we enter OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 19, 2015

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,127	$13,510
Short-term investments	13,263	7,295
Accounts receivable, net of allowance for doubtful accounts of $125 at December 31, 2014 and $214 at December 31, 2013	13,626	15,893
Deferred tax assets	10	12
Prepaid expenses and other current assets	717	2,313
Total current assets	40,743	39,023
Equipment, furniture and leasehold improvements, net	1,336	411
Restricted cash	250	250
Deferred tax assets	391	304
Intangible assets, net	729	863
Goodwill	3,738	3,738
Other non-current assets	54	59
Total assets	$47,241	$44,648
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$12,247	$12,746
Accounts payable	165	634
Accrued compensation	2,106	2,383
Other accrued expenses	1,539	1,249
Deferred rent, current portion	275	—
Deferred revenue	712	2,177
Total current liabilities	17,044	19,189
Deferred tax liability	144	144
Deferred rent	1,476	644
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,767,577 shares issued and outstanding at December 31, 2014 and 11,294,682 shares issued and outstanding at December 31, 2013	131,071	129,423
Accumulated other comprehensive loss	(846)	(759)
Accumulated deficit	(101,648)	(103,993)
Total shareholders' equity	28,577	24,671
Total liabilities and shareholders' equity	$47,241	$44,648

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Revenue:
Software	$76,247	$73,404
Service	19,669	18,704
Total revenue	95,916	92,108
Cost of revenue:
Software	64,489	60,438
Service	14,900	16,645
Total cost of revenue	79,389	77,083
Gross profit	16,527	15,025
Operating expenses:
Selling, general and administrative	12,363	15,372
Research and development	1,680	2,756
Total operating expenses	14,043	18,128
Income (loss) from operations	2,484	(3,103)
Other income (expense), net	(101)	40
Income (loss) before income taxes	2,383	(3,063)
Income tax expense	(38)	(2,194)
Net income (loss)	$2,345	$(5,257)
Basic income (loss) per share	$0.20	$(0.47)
Diluted income (loss) per share	$0.20	$(0.47)
Shares used in calculation of income (loss) per share:
Basic	11,574	11,174
Diluted	11,788	11,174
Comprehensive income (loss):
Net income (loss)	$2,345	$(5,257)
Other comprehensive income (expense):
Foreign currency translation, net of tax	(86)	(24)
Change in net unrealized gains on investments, net of tax	(1)	(2)
Total other comprehensive income (expense)	(87)	(26)
Comprehensive income (loss)	$2,258	$(5,283)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2012	—	$—	11,065,217	$128,474	$(733)	$(98,736)	$29,005
Exercise of stock options	—	—	36,050	51	—	—	51
Share-based compensation, including issuance of restricted stock	—	—	193,415	898	—	—	898
Net income (loss)	—	—	—	—	—	(5,257)	(5,257)
Foreign currency translation adjustment, net of tax	—	—	—	—	(24)	—	(24)
Change in unrealized gains on investments, net of tax	—	—	—	—	(2)	—	(2)
Balance, December 31, 2013	—	$—	11,294,682	$129,423	$(759)	$(103,993)	$24,671
Exercise of stock options	—	—	327,050	666	—	—	666
Share-based compensation, including issuance of restricted stock	—	—	145,845	982	—	—	982
Net income (loss)	—	—	—	—	—	2,345	2,345
Foreign currency translation adjustment, net of tax	—	—	—	—	(86)	—	(86)
Change in unrealized gains on investments, net of tax	—	—	—	—	(1)	—	(1)
Balance, December 31, 2014	—	$—	11,767,577	$131,071	$(846)	$(101,648)	$28,577

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,345	$(5,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	624	701
Loss on asset disposal	33	46
Stock-based compensation	982	898
Deferred income taxes	(85)	2,156
Changes in operating assets and liabilities:
Accounts receivable, net	2,267	202
Prepaid expenses and other assets	1,601	(1,397)
Third-party software fees payable	(499)	1,647
Accounts payable and accrued liabilities	(456)	(207)
Deferred revenue	(1,465)	1,340
Deferred rent	(21)	490
Net cash provided by operating activities	5,326	619
Cash flows from investing activities:
Purchases of equipment and furniture	(320)	(194)
Proceeds from maturities of short-term investments	9,845	10,682
Purchases of short-term investments	(15,814)	(8,152)
Reduction of restricted cash	—	625
Net cash provided by (used for) investing activities	(6,289)	2,961
Cash flows from financing activities—proceeds from exercise of stock options	666	51
Effect of exchange rate changes on cash	(86)	(24)
Net increase in cash and cash equivalents	(383)	3,607
Cash and cash equivalents, beginning of year	13,510	9,903
Cash and cash equivalents, end of year	$13,127	$13,510
Supplemental cash flow information:
Cash paid for income taxes	$8	$60
Non-cash investing activity--leasehold improvements & furniture funded by landlord	$1,128	$—

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“Bsquare”) was incorporated in Washington State in July 1994. We provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, smart vending machines and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended
	December 31,
	2014	2013
Weighted average shares outstanding for basic income (loss) per share	11,574	11,174
Dilutive effect of common stock equivalent shares	214	—
Weighted average shares outstanding for diluted income (loss) per share	11,788	11,174

Common stock equivalent shares of 901,069 and 990,831 were excluded from the computations of basic and diluted income per share for the years ended December 31, 2014 and 2013, respectively, because their effect was anti-dilutive.

Cash, Cash Equivalents and Investments

We invest our excess cash primarily in highly liquid debt instruments of U.S. government agencies and municipalities, debt instruments issued by foreign governments, corporate commercial paper, money market funds, and corporate debt securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as short-term investments.

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

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $558,000 in 2014 and $501,000 in 2013.

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

We recognize tax benefits from an uncertain position only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.

Foreign Currency

The functional currency of foreign subsidiaries is their local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included in Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss, a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

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

In certain situations when it is impractical for us to reliably estimate either specific amounts or ranges of contract revenues and costs, and where we anticipate that we will not incur a loss, a zero profit model is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted. This method was used in 2013 and 2014 for two engineering service contracts in Japan.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In August 2014 the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” requiring management to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The new guidance reduces diversity in the timing and content of disclosures from current guidance, and is effective for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In January 2015 the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items,” eliminating the concept of an extraordinary item from U.S. Generally Accepted Accounting Principles (“GAAP”). As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The new guidance will be effective for annual and interim reporting periods beginning after December 1, 2016. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

2.	Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	December 31,
	2014	2013
Cash	$2,763	$2,521
Cash equivalents—money market funds	9,362	8,989
Corporate debt securities	1,002	2,000
Total cash and cash equivalents	13,127	13,510
Short-term investments:
Corporate commercial paper	550	1,500
Foreign government bonds	—	1,001
Corporate debt securities	12,713	4,794
Total short-term investments	13,263	7,295
Restricted cash—money market fund	250	250
Total cash, cash equivalents, short-term investments and restricted cash	$26,640	$21,055

Gross unrealized gains and losses on our cash equivalents and short-term investments were not material as of December 31, 2014 and December 31, 2013. Our restricted cash balance at December 31, 2014 and 2013 relates to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,362	$—	$9,362
Corporate debt	—	1,002	$1,002
Total cash equivalents	9,362	1,002	10,364
Short-term investments:
Corporate commercial paper	—	550	550
Corporate debt	—	12,713	12,713
Total short-term investments	—	13,263	13,263
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,612	$14,265	$23,877

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,989	$—	$8,989
Corporate debt	—	2,000	2,000
Total cash equivalents	8,989	2,000	10,989
Short-term investments:
Corporate commercial paper	—	1,500	1,500
Foreign government bonds	—	1,001	1,001
Corporate debt	—	4,794	4,794
Total short-term investments	—	7,295	7,295
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,239	$9,295	$18,534

 4.Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2014	2013
Computer equipment and software	$2,489	$2,520
Office furniture and equipment	343	536
Leasehold improvements	1,212	917
Total	4,044	3,973
Less: accumulated depreciation and amortization	(2,708)	(3,562)
Equipment, furniture and leasehold improvements, net	$1,336	$411

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $491,000 in 2014 and $495,000 in 2013. We wrote off approximately $1.3 million of assets with remaining net book value of $33,000 in 2014, and $1.4 million of fully depreciated assets in 2013.

5.	Goodwill and Intangible Assets

Goodwill was recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. Bsquare operates as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill for the year ended December 31, 2014.

Intangible assets relate to customer relationships that we acquired from TestQuest Inc. in November 2008 and from the acquisition of MPC in September 2011.

Information regarding our intangible assets is as follows (in thousands):

December 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(546)	$729

December 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(412)	$863

Amortization expense was $134,000 and $206,000 for 2014 and 2013, respectively. As of December 31, 2014, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2015	$135
2016	130
2017	98
2018	98
2019	98
Thereafter	170
Total	$729

6.	Other Income (expense), Net

The components of other income, net are as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Interest income	$36	$83
Other expense	(137)	(43)
Total	$(101)	$40

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended
	December 31,
	2014	2013
U.S.	$1,805	$(3,084)
Foreign	578	21
Total	$2,383	$(3,063)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended
	December 31,
	2014	2013
Current taxes:
Federal	$(106)	$—
State and local	8	(14)
Foreign	212	52
Current taxes	114	38
Deferred taxes:
Federal	$—	$2,181
State and local	—	—
Foreign	(76)	(25)
Deferred taxes	(76)	2,156
Total	$38	$2,194

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Net deferred income tax assets:
Depreciation and amortization	$472	$775
Accrued expenses and reserves	921	2,968
Net operating loss carryforwards	22,194	20,652
Capital loss carryforwards	197	290
Research and development credit carryforwards	2,700	2,673
Stock-based compensation	615	487
Gross deferred tax assets	27,099	27,845
Less: valuation allowance	(26,842)	(27,673)
Net deferred tax assets	$257	$172

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2014	2013
Net deferred tax assets:
Deferred tax assets—current	$10	$12
Deferred tax assets—non-current	391	304
Deferred tax liability	(144)	(144)
Net deferred tax assets	$257	$172

As of December 31, 2014, our deferred tax assets were primarily the result of U.S. net operating loss and R&D credit carryforwards. Valuation allowances of $26.8 million and $27.7 million have been recorded against our gross deferred tax asset balance as of December 31, 2014, and December 31, 2013, respectively.

The provision for income taxes differs from the amount of expected income tax expense (benefit) determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss), as a result of the following (in thousands, except percentages):

	Year Ended
	December 31,
	2014		2013
U.S. Federal tax expense (benefit) at statutory rates	$810	34.0%	$(1,041)	34.0%
Increase (decrease) resulting from:
Tax credits	(27)	(1.1)%	(138)	4.5%
State income tax	4	0.2%	(19)	0.6%
International operations	(360)	(15.2)%	(315)	10.3%
Incentive stock options	70	3.0%	17	(0.6)%
Valuation allowance	(696)	(29.2)%	3,614	(118.0)%
Expiration of state NOLs	245	10.3%	190	(6.2)%
Other, net	(8)	(0.4)%	(114)	3.7%
Tax expense and effective tax rate	$38	1.6%	$2,194	(71.7)%

At December 31, 2014, we had approximately $59.7 million of federal and $3.4 million of state net operating loss carryforwards, which have begun to expire, including $0.3 million of state losses which will expire in 2015. Of the federal net operating loss carryforwards, an aggregate of $41.8 million will expire in 2022 and 2023. We also have $2.7 million of Research and Development (“R&D”) credit carryforwards, which begin to expire in 2018. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We periodically perform analyses of possible ownership changes, including consideration of third party studies, and do not believe that an ownership change of more than 50 percentage points has occurred based upon the latest study completed as of December 31, 2014.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2014 or 2013.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

8.	Commitments and Contingencies

Contingencies

A third party software vendor has invoiced us a total of $934,000 for certain licensed software that was lost in transit by a common carrier. Although these licenses have been deactivated and there is no indication of counterfeit use, the vendor has asserted that we are financially responsible for these lost licenses and therefore must pay the full royalty value. We believe that we have contractual defenses and insurance that would cover losses in excess of $100,000. We have accrued a liability of $100,000, but have made no provision for losses in excess of this amount since we do not believe that this liability is probable.

Contractual Commitments

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; Taipei, Taiwan; Trowbridge, UK; and Tokyo, Japan. We also lease office space on a month-to-month basis in Akron, Ohio, San Diego, California and Boston, Massachusetts.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $1.2 million in 2014 and $1.6 million in 2013.

As of December 31, 2014, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash.

Operating lease commitments at December 31, 2014 are as follows (in thousands):

2015	$1,275
2016	1,290
2017	1,191
2018	1,107
2019	1,038
2020	437
Total	$6,338

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

	Year Ended
	December 31,
	2014	2013
Dividend yield	0%	0%
Expected life	3.3 years	4.2 years
Expected volatility	59%	61%
Risk-free interest rate	1.3%	0.9%

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Year Ended
	December 31,
	2014	2013
Cost of revenue—service	$236	$219
Selling, general and administrative	698	579
Research and development	48	100
Total stock-based compensation expense	$982	$898
Per basic and diluted share	$0.08	$0.08

Stock Option Activity

The following table summarizes stock option activity under the Plans for 2014 and 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Balance at January 1, 2013	1,539,618	$3.55	4.24
Granted	328,080	3.03
Exercised	(31,925)	2.49
Forfeited	(130,131)	3.23
Expired	(190,021)	4.58
Balance at December 31, 2013	1,515,621	$3.36	3.93
Granted	848,208	3.53
Exercised	(393,128)	2.50
Forfeited	(122,280)	3.28
Expired	(295,061)	4.34
Balance at December 31, 2014	1,553,360	$3.50	7.04	$1,820,452
Vested and expected to vest at December 31, 2014	1,441,285	$3.49	6.88	$1,706,553
Exercisable at December 31, 2014	571,589	$3.44	4.04	$786,385

At December 31, 2014, total compensation cost related to stock options granted to employees under the Plans but not yet recognized was $870,103, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.2 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options for 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
Weighted average grant-date fair value for options granted during the year	$1.73	$1.59
Vested options in-the-money at December 31	443,309	734,130
Aggregate intrinsic value of options exercised	$436,770	$24,429

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2014 and 2013:

		Weighted
		Average
	Number of	Award
	Shares	Price
Unvested at December 31, 2012	236,513	$4.95
Granted	128,838	2.75
Vested	(171,404)	3.82
Forfeited	(6,565)	6.80
Unvested at December 31, 2013	187,382	$4.40
Granted	110,235	3.21
Vested	(159,565)	3.68
Forfeited	(57,873)	5.51
Unvested at December 31, 2014	80,179	$3.40
Expected to vest after December 31, 2014	76,756	$3.38

At December 31, 2014, total compensation cost related to restricted stock units granted under the Stock Plan but not yet recognized was $304,729, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.1 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans at December 31, 2014 and 2013:

	December 31,
	2014	2013
Stock options outstanding	1,553,360	1,515,621
Restricted stock units outstanding	80,179	187,382
Stock options available for future grant	654,083	1,024,941
Common stock reserved for future issuance	2,287,622	2,727,944

10.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan, The Bsquare Corporation 401(k) Plan and Trust, (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $243,000 in 2014 and $335,000 in 2013. Of the annual matching contributions, $114,000 of the 2014 and zero of the 2013 contributions were composed of transfers from the Profit Sharing Plan’s forfeiture account.

11.	Significant Risk Concentrations

Significant Customer

One customer, Future Electronics, Inc. accounted for 12% of total revenues in 2014. No other customers accounted for 10% or more of total revenue in either 2014 or 2013.

Future Electronics, Inc. had an accounts receivable balance of $3.7 million, or 23% of total accounts receivable, as of December 31, 2013. Mitsubishi Electric Corporation had an accounts receivable balance of $2.8 million, or 18% of total accounts receivable, as of December 31, 2013. Each of these balances was subsequently collected. No other customer accounted for 10% or more of total accounts receivable at December 31, 2014 or 2013.

Significant Supplier

We have two ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2016. We also have four ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which expire on June 30, 2015.

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

Under this rebate program, we recognized $298,000 in 2014 and $774,000 in 2013, which was treated as a reduction in cost of sales. Additionally, we qualified for $685,000 in 2014 and $409,000 in 2013, in rebate credits which will be accounted for as a reduction in marketing expense if and when qualified program expenditures are made.

12.	2013 Restructuring

During the fourth quarter of 2013, we effected a restructuring that included a workforce reduction and the closure of our offices in Beijing, China and Munich, Germany. The workforce reduction impacted approximately 20% of our worldwide workforce. The restructuring was intended to better align our organizational structure with our strategic focus.

The staff reductions and office closures were substantially completed by the end of the fourth quarter of 2013 with some activities, including legal entity closures, continuing through 2014. We anticipate completion in early 2015.

The total amounts incurred in connection with the restructuring including asset impairments during the years ended December 31, 2014 and 2013 by expense type are as follows (in thousands):

		Incurred Year Ended	Incurred Year Ended
	Total Estimated Expense	December 31, 2013	December 31, 2014
Severance	$419	$419	$—
Other	142	96	46
Total	$561	$515	$46

A reconciliation of the beginning and ending liability balances by expense type follows (in thousands):

	Severance	Other
	Expense	Expenses
Beginning Balance—January 1, 2013	$—	$—
Costs charged to expense	419	96
Costs paid or otherwise settled	(387)	(82)
Ending Balance—December 31, 2013	$32	$14
Costs paid or otherwise settled	(32)	(14)
Ending Balance—December 31, 2014	$—	$—

The restructuring costs have been included in the results of operations as follows (in thousands):

	Year Ended
	December 31,
	2014	2013
Cost of revenue	$—	$163
Selling, general and administrative	14	221
Research and development	32	131
Total	$46	$515

13.	Information about Geographic Areas

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

	Year Ended
	December 31,
	2014	2013
Total revenue:
North America	$85,910	$80,412
Asia	4,967	7,314
Europe	5,039	4,382
Total revenue	$95,916	$92,108

	December 31,
	2014	2013
Long-lived assets:
North America	$1,597	$678
Asia	360	403
Europe	4,453	4,544
Total long-lived assets	$6,410	$5,625

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2014 and 2013:

	Condensed Consolidated Statements of Operations
	2014
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$25,595	$24,535	$23,055	$22,731
Gross profit	4,764	3,963	4,265	3,535
Income (loss) from operations	1,288	723	670	(197)
Net income (loss)	$1,396	$691	$651	$(393)
Basic income (loss) per share	$0.12	$0.06	$0.06	$(0.03)
Diluted income (loss) per share	$0.12	$0.06	$0.06	$(0.03)
Shares used in calculation of income (loss) per share:
Basic	11,735	11,655	11,510	11,390
Diluted	11,945	11,832	11,715	11,390

	Condensed Consolidated Statements of Operations
	2013
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$25,829	$23,572	$21,837	$20,870
Gross profit	4,516	3,369	3,793	3,347
Income (loss) from operations	25	(1,395)	(786)	(947)
Net loss	$(23)	$(3,567)	$(805)	$(862)
Basic loss per share	$(0.00)	$(0.32)	$(0.07)	$(0.08)
Diluted loss per share	$(0.00)	$(0.32)	$(0.07)	$(0.08)
Shares used in calculation of loss per share:
Basic	11,246	11,194	11,149	11,107
Diluted	11,246	11,194	11,149	11,107

	Condensed Consolidated Balance Sheets
	2014
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$26,390	$25,221	$24,131	$22,976
Accounts receivable, net	13,626	11,749	11,235	13,130
Total current assets	40,743	37,427	36,941	37,926
Total assets	47,241	43,942	43,428	44,601
Third-party software fees payable	12,247	9,941	9,528	11,424
Accounts payable	165	171	61	187
Accrued compensation	2,106	1,843	2,160	1,722
Other accrued expenses	1,539	1,607	1,661	1,711
Total current liabilities	17,044	15,066	15,418	17,751
Common stock	131,071	130,709	130,449	129,946
Accumulated deficit	(101,648)	(103,044)	(103,735)	(104,385)
Total shareholders' equity	28,577	26,940	26,086	24,879
Total liabilities and shareholders' equity	47,241	43,942	43,428	44,601

	Condensed Consolidated Balance Sheets
	2013
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$20,805	$21,289	$19,902	$19,422
Accounts receivable, net	15,893	12,811	13,614	12,639
Total current assets	39,023	35,560	35,080	33,378
Total assets	44,648	41,309	43,517	41,978
Third-party software fees payable	12,746	11,055	10,090	8,712
Accounts payable	634	778	510	276
Accrued compensation	2,383	1,986	2,242	1,862
Other accrued expenses	1,249	1,332	1,772	1,490
Total current liabilities	19,189	16,225	15,486	13,338
Common stock	129,423	129,215	128,991	128,730
Accumulated deficit	(103,993)	(103,968)	(100,403)	(99,598)
Total shareholders' equity	24,671	24,456	27,709	28,301
Total liabilities and shareholders' equity	44,648	41,309	43,517	41,978

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Effective February 17, 2015, Harel Kodesh resigned from our Board of Directors. There were no disagreements as contemplated by Item 5.02(a) of Form 8-K, and thus we are disclosing this information in accordance with Item 5.02(b) of Form 8-K and this Item 9B of Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Other Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2015 annual meeting of shareholders to be filed with the SEC under the caption “Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2014 and 2013.
B.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2014 and 2013.
C.	Consolidated Statements of Shareholders’ Equity for 2014 and 2013.
D.	Consolidated Statements of Cash Flows for 2014 and 2013.
2.	Financial Statement Schedules.

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

BSQUARE CORPORATION

Date:	February 19, 2015	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date:	February 19, 2015	By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jerry D. Chase and Martin L. Heimbigner, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 19, 2015, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JERRY D. CHASE Jerry D. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Martin L. Heimbigner Martin L. Heimbigner	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ANDREW HARRIES Andrew Harries	Chairman of the Board

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA VANDERMEULEN Kendra VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1(1)	Fourth Amended and Restated Stock Plan		10-Q	8/9/2012	10.19		000-27687
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan	X
10.3(1)	Form of Indemnification Agreement		S-1	8/17/1999	10.4		333-85351
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1		000-27687
10.5(1)	Employment Letter Agreement with Jerry D. Chase dated February 21, 2014		10-Q	5/15/2014	10.1		000-27687
10.6(1)	Employment Letter Agreement with Marty L. Heimbigner dated October 22, 2014		8-K	10/28/2014	10.1		000-27687
10.7(1)	Amended and Restated Employment Letter Agreement with Mark D. Whiteside dated February 21, 2014		10-Q	5/15/2014	10.3		000-27687
10.8(1)	Employment Letter Agreement dated February 21, 2014 with Scott B. Caldwell		10-Q	5/15/2014	10.4		000-27687
10.9(2)(3)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
(3)	Replaces previously filed exhibit.