Form 10-Q
period 2015-03-31
BSQUARE CORP /WA
filed 2015-05-14
CIK 1054721

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of April 30, 2015: 11,818,410

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,948	$13,127
Short-term investments	16,646	13,263
Accounts receivable, net of allowance for doubtful accounts of $94 at March 31, 2015 and $125 at December 31, 2014	13,490	13,626
Deferred tax assets	10	10
Prepaid expenses and other current assets	705	717
Total current assets	40,799	40,743
Equipment, furniture and leasehold improvements, net	1,234	1,336
Restricted cash	250	250
Deferred income taxes	391	391
Intangible assets, net	695	729
Goodwill	3,738	3,738
Other non-current assets	54	54
Total assets	$47,161	$47,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,793	$12,247
Accounts payable	211	165
Accrued compensation	1,738	2,106
Other accrued expenses	1,374	1,539
Deferred rent, current portion	280	275
Deferred revenue	555	712
Total current liabilities	14,951	17,044
Deferred tax liability	144	144
Deferred rent	1,404	1,476
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,818,368 shares issued and outstanding at March 31, 2015 and 11,767,577 shares issued and outstanding at December 31, 2014	131,410	131,071
Accumulated other comprehensive loss	(923)	(846)
Accumulated deficit	(99,825)	(101,648)
Total shareholders’ equity	30,662	28,577
Total liabilities and shareholders’ equity	$47,161	$47,241

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Software	$21,788	$18,450
Service	4,477	4,281
Total revenue	26,265	22,731
Cost of revenue:
Software	17,078	15,555
Service	3,738	3,641
Total cost of revenue	20,816	19,196
Gross profit	5,449	3,535
Operating expenses:
Selling, general and administrative	3,007	3,300
Research and development	566	432
Total operating expenses	3,573	3,732
Income (loss) from operations	1,876	(197)
Other income (expense), net	24	(91)
Income (loss) before income taxes	1,900	(288)
Income tax expense	(77)	(105)
Net income (loss)	$1,823	$(393)
Basic income (loss) per share	$0.15	$(0.03)
Diluted income (loss) per share	$0.15	$(0.03)
Shares used in calculation of income (loss) per share:
Basic	11,778	11,390
Diluted	12,057	11,390
Comprehensive income (loss):
Net income (loss)	$1,823	$(393)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(71)	77
Change in unrealized gains (losses) on investments, net of tax	(6)	—
Total other comprehensive income (expense)	(77)	77
Comprehensive income (loss)	$1,746	$(316)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,823	$(393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146	163
Realized loss on disposal of assets	—	33
Stock-based compensation	264	244
Changes in operating assets and liabilities:
Accounts receivable, net	136	2,763
Prepaid expenses and other assets	12	507
Third-party software fees payable	(1,454)	(1,322)
Accounts payable and accrued expenses	(487)	(646)
Deferred revenue	(157)	530
Deferred rent	(67)	16
Net cash provided by operating activities	216	1,895
Cash flows from investing activities:
Purchases of equipment and furniture	(11)	(80)
Proceeds from maturities of short-term investments	5,310	4,460
Purchases of short-term investments	(8,687)	(3,297)
Net cash provided by (used in) investing activities	(3,388)	1,083
Cash flows provided by financing activities—proceeds from exercise of stock options	75	280
Effect of exchange rate changes on cash	(82)	77
Net increase (decrease) in cash and cash equivalents	(3,179)	3,335
Cash and cash equivalents, beginning of period	13,127	13,510
Cash and cash equivalents, end of period	$9,948	$16,845

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Non-cash investing activity-leasehold improvements & furniture funded by landlord	$—	$1,167

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2015 and our operating results and cash flows for the three months ended March 31, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. In April 2015, the FASB proposed a deferral of the effective date of the updated standard by one year, but to permit entities to adopt one year earlier if they choose. The proposed effective date deferral is not currently approved. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

We excluded an aggregate of 336,925 options and RSUs for the three months ended March 31, 2015 from diluted earnings per share because their effect was anti-dilutive. We excluded an aggregate of 1,673,707 options and RSUs for the three months ended March 31, 2014 from diluted earnings per share because their effect was anti-dilutive. In a period where we are in a net loss position, diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash	$1,497	$2,763
Cash equivalents:
Money market funds	8,451	9,362
Corporate debt securities	—	1,002
Total cash equivalents	8,451	10,364
Total cash and cash equivalents	9,948	13,127
Short-term investments:
Corporate commercial paper	1,199	550
Corporate debt securities	15,447	12,713
Total short-term investments	16,646	13,263
Restricted cash—money market fund	250	250
Total cash, cash equivalents, investments and restricted cash	$26,844	$26,640

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2015 and December 31, 2014. The restricted cash balances at March 31, 2015 and December 31, 2014 relate to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below (in thousands):

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$8,451	$—	$8,451
Corporate debt securities	—	—	—
Total cash equivalents	8,451	—	8,451
Short-term investments:
Corporate commercial paper	—	1,199	1,199
Corporate debt securities	—	15,447	15,447
Total short-term investments	—	16,646	16,646
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$8,701	$16,646	$25,347

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,362	$—	$9,362
Corporate debt securities	—	1,002	1,002
Total cash equivalents	9,362	1,002	10,364
Short-term investments:
Corporate commercial paper	—	550	550
Corporate debt securities	—	12,713	12,713
Total short-term investments	—	13,263	13,263
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,612	$14,265	$23,877

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There was no change in the carrying amount of goodwill during the three months ended March 31, 2015.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(580)	695

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	1,275	(546)	729

Amortization expense was $34,000 for the three months ended March 31, 2015 and $33,000 for the three months ended March 31, 2014. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2015	$102
2016	130
2017	98
2018	98
2019	98
2020	98
2021	71
Total	$695

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

	Three Months Ended March 31,
	2015	2014
Dividend yield	0%	0%
Expected life	3.3 years	3.2 years
Expected volatility	53%	61%
Risk-free interest rate	1.2%	1.2%

The impact on our results of operations of stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Cost of revenue — service	$113	$41
Selling, general and administrative	13	175
Research and development	138	28
Total stock-based compensation expense	$264	$244
Per diluted share	$0.02	$0.02

Stock Option Activity

The following table summarizes stock option activity under the Plans for the three months ended March 31, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2015	1,553,360	$3.50
Granted	2,500	4.47
Exercised	(28,387)	2.97
Forfeited	(45,998)	3.20
Expired	(2,751)	3.13
Balance at March 31, 2015	1,478,724	$3.52	6.72	$1,896,962
Vested and expected to vest at March 31, 2015	1,390,599	$3.51	6.59	$1,797,179
Exercisable at March 31, 2015	667,215	$3.44	4.39	$971,305

At March 31, 2015, total compensation cost related to stock options granted but not yet recognized was $661,410, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.1 years. The following table summarizes certain information about stock options for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted-average grant-date fair value of option grants for the period	$2.34	$1.82
Options in-the-money at period end	1,353,633	585,885
Aggregate intrinsic value of options exercised	$47,880	$130,876

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	80,179	$3.40
Granted	19,848	4.62
Vested	(24,228)	3.32
Forfeited	(8,976)	3.15
Unvested at March 31, 2015	66,823	$3.82
Expected to vest after March 31, 2015	61,842	$3.82

At March 31, 2015, total compensation cost related to RSUs granted but not yet recognized was $257,695, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.1 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans:

March 31, 2015
Stock options outstanding	1,478,724
Restricted stock units outstanding	66,823
Stock awards available for future grant	689,460
Common stock reserved for future issuance	2,235,007

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

Rent expense was $264,000 for the three months ended March 31, 2015 and $324,000 for the three months ended March 31, 2014.

As of March 31, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2015	$978
2016	1,297
2017	1,186
2018	1,103
2019	1,038
2020	437
Total commitments	$6,039

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

A third-party software vendor invoiced us a total of $934,000 for certain licensed software that was lost in transit by a common carrier during the second quarter of 2014. We accrued a liability of $100,000 in the second quarter of 2014 as an estimate of our potential liability for legal and insurance deductible expenses. During the first quarter of 2015, the vendor credited our account for the full $934,000 as the licenses had been deactivated and there was no indication of counterfeit use. Accordingly, we reversed approximately $85,000 of the accrual after payment of legal expenses in the first quarter of 2015.

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we don’t meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements and, therefore, no provision or reserve has been recorded as of March 31, 2015.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenue:
North America	$23,745	$20,591
Asia	1,385	1,084
Europe	1,135	1,056
Total revenue	$26,265	$22,731

	March 31, 2015	December 31, 2014
Long-lived assets:
North America	$1,483	$1,597
Asia	361	360
Europe	4,431	4,453
Total long-lived assets	$6,275	$6,410

8. Significant Risk Concentrations

Significant Customer

One customer accounted for $4.4 million, or 17% of total revenue for the three months ended March 31, 2015. One customer accounted for $2.6 million, or 12% of total revenue for the three months ended March 31, 2014. No other customers accounted for more than 10% of our total revenue for the three months ended March 31, 2015 or March 31, 2014.

No customers had accounts receivable balances that were 10% or more of the total accounts receivable at March 31, 2015 or December 31, 2014.

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

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $63,000 during the three months ended March 31, 2015 compared to $64,000 during the three months ended March 31, 2014. These rebates were treated as reductions in cost of sales. Additionally, during the three months ended March 31, 2015, we qualified for $147,000 in rebate credits, compared to $149,000 in rebate credits for the three months ended March 31, 2014. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Building on the traditional focus of our business described above, increasingly we intend to focus on developing and offering our own products such as DataVTM to address the emerging Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing Internet infrastructure. Similarly, we intend to focus on increasing the amount of our own intellectual property and know-how including in our MobileVTM product, a complete hardware and software reference solution for OEMs building durable and rugged handhelds and industrial tablets.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenue:
Software	83%	81%
Service	17%	19%
Total revenue	100%	100%
Cost of revenue:
Software	65%	68%
Service	14%	16%
Total cost of revenue	79%	84%
Gross profit	21%	16%
Operating expenses:
Selling, general and administrative	12%	15%
Research and development	2%	2%
Total operating expenses	14%	17%
Income (loss) from operations	7%	(1)%
Other income (expense), net	0%	(1)%
Income (loss) before income taxes	7%	(2)%
Income tax expense	0%	—
Net income (loss)	7%	(2)%

Revenue

Our revenue is generated from the sale of software, primarily third-party software that we resell and our own proprietary software, and the sale of engineering services. Total revenue increased $3.5 million, or 16%, to $26.3 million for the three months ended March 31, 2015, from $22.7 million in the year-ago period. The increase was driven by both higher third-party and proprietary software sales.

Revenue from customers outside of North America increased $0.4 million, or 18%, to $2.5 million for the three months ended March 31, 2015 compared to $2.1 million in the year-ago period, due to larger than expected sales of our legacy proprietary software products in the current period.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Software revenue:
Third-party software	$19,808	$17,695
Proprietary software	1,980	755
Total software revenue	$21,788	$18,450
Software revenue as a percentage of total revenue	83%	81%
Third-party software revenue as a percentage of total software revenue	91%	96%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $2.1 million, or 12%, for the three months ended March 31, 2015, from the year-ago period. The improvement was driven by a $3.4 million increase in sales of Windows Mobile operating systems which was primarily the result of sales to two existing customers and was partially offset by a $1.6 million decrease in Windows Embedded operating system sales.

Proprietary software revenue increased $1.2 million, or 162%, to $2.0 million for the three months ended March 31, 2015, from $755,000 in the year-ago period, primarily driven by larger than expected sales of our legacy products.

Service revenue

Service revenue for the three months ended March 31, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Service revenue	$4,477	$4,281
Service revenue as a percentage of total revenue	17%	19%

Service revenue increased $196,000, or 5%, for the three months ended March 31, 2015, from the year-ago period. This increase was driven by an increase in service revenue in North America, partially offset by a decline in service revenue in Asia.

We continued to work on the MyFord Touch program during the three months ended March 31, 2015, a project we began with Ford Motor Company (“Ford”) during the second quarter of 2008 and which has been significant for us since its inception. We now perform these services through agreements with Ford, Microsoft and another customer. Service revenue from the MyFord Touch program was $683,000 and $670,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Under this rebate program, we recognized $63,000 during the three months ended March 31, 2015 compared to $64,000 during the three months ended March 31, 2014. These rebates were treated as reductions in cost of sales. Additionally, during the three months ended March 31, 2015 we qualified for $147,000 in rebate credits, compared to $149,000 in rebate credits for the three months ended March 31, 2014. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Software gross profit	$4,710	$2,895
Software gross margin	22%	16%
Service gross profit	$739	$640
Service gross margin	17%	15%
Total gross profit	$5,449	$3,535
Total gross margin	21%	16%

Software gross profit and gross margin

Software gross profit increased by $1.8 million, or 63%, for the three months ended March 31, 2015, from the year-ago period. Our software gross margin increased by 6 percentage points to 22% from the three months ended March 31, 2014. The increase in software gross profit was driven by a $1.2 million increase in proprietary software revenue compared to a relatively fixed cost base as well as increased revenue from sales of Windows Mobile operating systems which are a higher margin product. Third-party software gross margin was 14% for the three months ended March 31, 2015 compared to 13% for the year-ago period, with the increase driven by higher sales of Windows Mobile operating systems. Proprietary software gross margin was 93% for the three months ended March 31, 2015, compared to 78% in the year-ago period, with the increase due to the increased revenue on a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit increased by $99,000, or 15%, for the three months ended March 31, 2015, from the year-ago period. Service gross margin increased by 2 percentage points to 17% for the three months ended March 31, 2015, compared to the year-ago period. The increase in service gross profit was driven by the $196,000 increase in service revenue, which in turn was due to an increase in our realized rate per hour for the quarter. The gross margin increase also resulted from an hourly rate increase, partially offset by a decrease in our utilization.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). Selling, general and administrative expenses decreased $0.3 million, or 9%, to $3.0 million for the three months ended March 31, 2015, from $3.3 million in the year-ago period. The decrease was driven primarily by lower general and administrative costs, decreased marketing expenses as a result of higher rebates, partially offset by higher sales commissions due to increased revenue. Selling, general and administrative expenses represented 12% of our total revenue for the three months ended March 31, 2015 and 15% in the year-ago period, with the decrease due to the combination of lower expenses and higher revenue in the current period.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $134,000, or 31%, to $566,000 for the three months ended March 31, 2015, from $432,000 in the year-ago period due primarily to increased investments in our new DataV and MobileV product initiatives. Research and development expenses represented 2% of our total revenue for the three months ended March 31, 2015 and 2% in the year-ago period.

Other income (expense), net

Other income or expense consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income (expense) increased by $115,000 to $24,000 in net other income for the three months ended March 31, 2015, compared to a net other expense of $91,000 in the year-ago period, due primarily to a combination of changes in the results of foreign currency transaction losses and small asset sale transactions. Interest income was nearly flat with higher investment balances earning lower prevailing interest rates.

Income tax expense

Income tax expense was $77,000 for the three months ended March 31, 2015, compared to $105,000 in the year-ago period, a decrease of $28,000. The 2015 expense is primarily comprised of alternative minimum tax obligations, and the 2014 expense primarily related to the closure of our Taiwan subsidiary.

The effective tax rates for the three months ended March 31, 2015 of 4% was lower than the U.S. statutory rate of 34% because of net operating losses available to offset current year taxable income and a full valuation allowance on deferred tax assets, offset by alternative minimum tax accruals. Income tax was accrued during the three months ended March 31, 2014 despite the quarterly net loss incurred as a result of income taxes due related to the closure of our Taiwan subsidiary.

Liquidity and Capital Resources

As of March 31, 2015, we had $26.8 million of cash, cash equivalents, short-term and long-term investments and restricted cash, compared to $26.6 million at December 31, 2014.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2015, driven primarily by net income, offset by reductions in accrued third-party software fees, other payables and accrued expenses. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2014, driven by positive net working capital changes.

Investing activities used cash of $3.4 million for the three months ended March 31, 2015, due to a net increase in short-term investments of $3.4 million. Investing activities provided cash of $1.1 million for the three months ended March 31, 2014 due to a $1.2 million net reduction in short-term investments, offset by capital expenditures of $80,000.

Financing activities generated $75,000 during the three months ended March 31, 2015, and $280,000 during the three months ended March 31, 2014, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Commitments

We have the following future or potential cash commitments:

●

Minimum rents payable under operating leases total $1.0 million for the remainder of 2015, $1.3 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and

●

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 14, 2015	By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner
Chief Financial Officer, Secretary and Treasurer

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