Form 10-Q
period 2015-06-30
BSQUARE CORP /WA
filed 2015-08-13
CIK 1054721

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of July 31, 2015: 11,937,482

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,966	$13,127
Short-term investments	17,464	13,263
Accounts receivable, net of allowance for doubtful accounts of $36 at June 30, 2015 and $125 at December 31, 2014	15,418	13,626
Deferred tax assets	11	10
Prepaid expenses and other current assets	698	717
Total current assets	45,557	40,743
Equipment, furniture and leasehold improvements, net	1,159	1,336
Restricted cash	250	250
Deferred income taxes	393	391
Intangible assets, net	661	729
Goodwill	3,738	3,738
Other non-current assets	55	54
Total assets	$51,813	$47,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$12,361	$12,247
Accounts payable	191	165
Accrued compensation	2,173	2,106
Other accrued expenses	1,501	1,539
Deferred rent, current portion	287	275
Deferred revenue	634	712
Total current liabilities	17,147	17,044
Deferred tax liability	145	144
Deferred rent	1,332	1,476
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 11,930,441 shares issued and outstanding at June 30, 2015 and 11,767,577 shares issued and outstanding at December 31, 2014	131,962	131,071
Accumulated other comprehensive loss	(833)	(846)
Accumulated deficit	(97,940)	(101,648)
Total shareholders’ equity	33,189	28,577
Total liabilities and shareholders’ equity	$51,813	$47,241

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Software	$23,676	$17,413	$45,464	$35,863
Service	5,197	5,642	9,674	9,923
Total revenue	28,873	23,055	55,138	45,786
Cost of revenue:
Software	19,956	14,874	37,034	30,429
Service	3,685	3,916	7,423	7,557
Total cost of revenue	23,641	18,790	44,457	37,986
Gross profit	5,232	4,265	10,681	7,800
Operating expenses:
Selling, general and administrative	2,939	3,172	5,946	6,472
Research and development	422	423	988	855
Total operating expenses	3,361	3,595	6,934	7,327
Income from operations	1,871	670	3,747	473
Other income (expense), net	68	(11)	92	(102)
Income before income taxes	1,939	659	3,839	371
Income tax expense	(54)	(8)	(131)	(113)
Net income	$1,885	$651	$3,708	$258
Basic income per share	$0.16	$0.06	$0.31	$0.02
Diluted income per share	$0.15	$0.06	$0.30	$0.02
Shares used in calculation of income per share:
Basic	11,856	11,510	11,826	11,451
Diluted	12,295	11,715	12,195	11,681
Comprehensive income:
Net income	$1,885	$651	$3,708	$258
Other comprehensive income:
Foreign currency translation, net of tax	88	54	14	131
Change in unrealized gains (losses) on investments, net of tax	2	—	(4)	—
Total other comprehensive income	90	54	10	131
Comprehensive income	$1,975	$705	$3,718	$389

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,708	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	325
Realized loss on disposal of assets	—	33
Stock-based compensation	569	463
Changes in operating assets and liabilities:
Accounts receivable, net	(1,792)	4,658
Prepaid expenses and other assets	17	752
Third-party software fees payable	114	(3,218)
Accounts payable and accrued expenses	54	(384)
Deferred revenue	(78)	(169)
Deferred rent	(132)	8
Net cash provided by operating activities	2,748	2,726
Cash flows from investing activities:
Purchases of equipment and furniture	(44)	(93)
Proceeds from maturities of short-term investments	9,481	8,355
Purchases of short-term investments	(13,678)	(14,090)
Net cash used in investing activities	(4,241)	(5,828)
Cash flows provided by financing activities—proceeds from exercise of stock options	322	563
Effect of exchange rate changes on cash	10	131
Net decrease in cash and cash equivalents	(1,161)	(2,408)
Cash and cash equivalents, beginning of period	13,127	13,510
Cash and cash equivalents, end of period	$11,966	$11,102

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Non-cash investing activity-leasehold improvements and furniture funded by landlord	$—	$1,128

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2015 and our operating results and cash flows for the three and six months ended June 30, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

We excluded an aggregate of 114,270 and 130,159 options and RSUs for the three and six month periods ended June 30, 2015, respectively, from diluted earnings per share because their effect was anti-dilutive. We excluded an aggregate of 939,251 and 850,669 options and RSUs for the three and six month periods ended June 30, 2014, respectively, from diluted earnings per share because their effect was anti-dilutive. In a period where we are in a net loss position, diluted loss per share is computed using the basic share count.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash	$2,042	$2,763
Cash equivalents:
Money market funds	9,674	9,362
Corporate debt securities	250	1,002
Total cash equivalents	9,924	10,364
Total cash and cash equivalents	11,966	13,127
Short-term investments:
Corporate commercial paper	1,399	550
Corporate debt securities	16,065	12,713
Total short-term investments	17,464	13,263
Restricted cash—money market fund	250	250
Total cash, cash equivalents, short-term investments and restricted cash	$29,680	$26,640

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2015 and December 31, 2014. The restricted cash balances at June 30, 2015 and December 31, 2014 relate to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized below (in thousands):

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,674	$—	$9,674
Corporate debt securities	—	250	250
Total cash equivalents	9,674	250	9,924
Short-term investments:
Corporate commercial paper	—	1,399	1,399
Corporate debt securities	—	16,065	16,065
Total short-term investments	—	17,464	17,464
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,924	$17,714	$27,638

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,362	$—	$9,362
Corporate debt securities	—	1,002	1,002
Total cash equivalents	9,362	1,002	10,364
Short-term investments:
Corporate commercial paper	—	550	550
Corporate debt securities	—	12,713	12,713
Total short-term investments	—	13,263	13,263
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,612	$14,265	$23,877

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There were no changes in the carrying amount of goodwill during the three and six month periods ended June 30, 2015.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(614)	$661

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(546)	$729

Amortization expense was $34,000 and $68,000 for the three and six month periods ended June 30, 2015, respectively, and $34,000 and $67,000 for the three and six month periods ended June 30, 2014, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2015	$68
2016	130
2017	98
2018	98
2019	98
2020	98
2021	71
Total	$661

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

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	3.3 years	3.3 years	3.2 years
Expected volatility	52%	59%	52%	60%
Risk-free interest rate	1.3%	1.3%	1.2%	1.2%

The impact on our results of operations of stock-based compensation expense for the three and six month periods ended June 30, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue — service	$105	$36	$218	$77
Selling, general and administrative	182	191	320	366
Research and development	18	(8)	31	20
Total stock-based compensation expense	$305	$219	$569	$463
Per diluted share	$0.02	$0.02	$0.05	$0.04

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six month period ended June 30, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2015	1,553,360	$3.50
Granted	24,725	4.33
Exercised	(117,056)	2.95
Forfeited	(58,429)	3.29
Expired	(6,376)	2.62
Balance at June 30, 2015	1,396,224	$3.57	6.83	$4,497,910
Vested and expected to vest at June 30, 2015	1,324,724	$3.57	6.73	$4,270,113
Exercisable at June 30, 2015	623,582	$3.58	4.71	$2,011,909

At June 30, 2015, total compensation cost related to stock options granted but not yet recognized was $517,752, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.0 year. The following table summarizes certain information about stock options for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average grant-date fair value of option grants for the period	$1.88	$1.88	$1.92	$1.68
Options in-the-money at period end	1,390,199	450,914	1,390,199	450,914
Aggregate intrinsic value of options exercised	$302,895	$110,347	$350,776	$241,224

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	80,179	$3.40
Granted	50,728	6.32
Vested	(50,391)	3.42
Forfeited	(8,976)	3.15
Unvested at June 30, 2015	71,540	$5.48
Expected to vest after June 30, 2015	68,810	$5.51

At June 30, 2015, total compensation cost related to RSUs granted but not yet recognized was $318,008, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.0 year.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2015:

Stock options outstanding	1,396,224
RSUs outstanding	71,540
Stock awards available for future grant	1,602,411
Common stock reserved for future issuance	3,070,175

On June 16, 2015, our shareholders approved an amendment to the Stock Plan increasing the number of shares reserved and available for issuance by 750,000 shares. On June 26, 2015 our Board of Directors approved an increase in the number of shares reserved and available for issuance under the Inducement Plan by 200,000 shares. These additional shares reserved under both of the Plans are included in the “Stock awards available for future grant” total in the preceding table.

6. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; San Diego, California; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters, which was initially scheduled to expire in August 2014, and extended the lease term to May 2020. The amendment to the headquarters lease provided that no cash lease payments were to be made for a seven-month period from June 1, 2013 to December 31, 2013. In conjunction with the amended lease agreement, the landlord provided lease incentives totaling $1,128,000 for leasehold improvements and furniture related to new space in the same building, which were capitalized and are reflected in the deferred rent liability. We are amortizing these assets over the shorter of their economic life or the lease term. We are recognizing rent expense, including the effect of the deferred rent, on the straight-line basis over the lease term.

Rent expense was $257,000 and $521,000 for the three and six month periods ended June 30, 2015, respectively. Rent expense was $313,000 and $637,000 for the three and six month periods ended June 30, 2014, respectively.

As of June 30, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2015	$661
2016	1,308
2017	1,194
2018	1,108
2019	1,038
2020	437
Total commitments	$5,746

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 8, we enter into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment, but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements, and, therefore, no provision or reserve has been recorded as of June 30, 2015.

7. Information about Geographic Areas

Our chief operating decision-makers (i.e., our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue:
North America	$27,015	$19,910	$50,761	$40,501
Asia	603	1,666	1,988	2,750
Europe	1,255	1,479	2,389	2,535
Total revenue	$28,873	$23,055	$55,138	$45,786

	June 30, 2015	December 31, 2014
Long-lived assets:
North America	$1,361	$1,597
Asia	482	360
Europe	4,413	4,453
Total long-lived assets	$6,256	$6,410

8. Significant Risk Concentrations

Significant Customer

One customer accounted for $3.9 million, or 13% of total revenue for the three months ended June 30, 2015 and that same customer accounted for $7.9 million, or 14% of total revenue for the six months ended June 30, 2014. No other single customer accounted for more than 10% of our total revenue for the three or six month periods ended June 30, 2015 and 2014.

One customer had an accounts receivable balance greater than 10% of the total accounts receivable at June 30, 2015. No customers had accounts receivable balances greater than 10% of the total accounts receivable at December 31, 2014.

Significant Supplier

We have two ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean, the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2016. We also have four ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2016.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $103,000 and $166,000 during the three and six month periods ended June 30, 2015, respectively, compared to $105,000 and $169,000 during the three and six month periods ended June 30, 2014, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and six month periods ended June 30, 2015, we qualified for $240,000 and $387,000 in rebate credits, respectively, compared to $245,000 and $394,000 in rebate credits for the three and six month periods ended June 30, 2014, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

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

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and enterprises, as well as silicon vendors (“SVs”) and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of enterprises, our customers include those who develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Building on the traditional focus of our business described above, increasingly we intend to focus on developing and offering our own products such as DataVTM to address the emerging Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing Internet infrastructure. Similarly, we intend to focus on increasing the amount of our own intellectual property and know-how, including in our MobileVTM product, a complete hardware and software reference solution for OEMs building durable and rugged handhelds and industrial tablets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue:
Software	82%	76%	82%	78%
Service	18%	24%	18%	22%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Software	69%	64%	67%	66%
Service	13%	17%	13%	17%
Total cost of revenue	82%	81%	80%	83%
Gross profit	18%	19%	20%	17%
Operating expenses:
Selling, general and administrative	10%	14%	11%	14%
Research and development	1%	2%	2%	2%
Total operating expenses	11%	16%	13%	16%
Income from operations	7%	3%	7%	1%
Other income, net	0%	0%	0%	0%
Income before income taxes	7%	3%	7%	1%
Income tax expense	0%	0%	0%	0%
Net income	7%	3%	7%	1%

Revenue

Our revenue is generated from the sale of software, primarily third-party software that we resell and our own proprietary software, and the sale of engineering services. Total revenue increased $5.8 million, or 25%, to $28.9 million for the three months ended June 30, 2015, from $23.1 million in the year-ago period, and increased $9.4 million, or 20%, to $55.1 million for the six months ended June 30, 2015, from $45.8 million in the year-ago period. The increases were driven by higher sales of both third-party and proprietary software, partially offset by lower engineering services revenue.

Revenue from customers outside of North America decreased $1.3 million, or 41%, to $1.9 million for the three months ended June 30, 2015 compared to $3.1 million in the year-ago period and decreased $0.9 million, or 17%, to $4.4 million for the six months ended June 30, 2015 compared to $5.3 million in the year-ago period, primarily due to the recognition of $0.5 million in revenue from the completion of a large handheld project in Japan in the second quarter of 2014.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and six month periods ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$23,316	$16,965	$43,124	$34,660
Proprietary software	360	448	2,340	1,203
Total software revenue	$23,676	$17,413	$45,464	$35,863
Software revenue as a percentage of total revenue	82%	76%	82%	78%
Third-party software revenue as a percentage of total software revenue	98%	97%	95%	97%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $6.4 million, or 37%, for the three months ended June 30, 2015, from the year-ago period. The increase was driven by a $3.5 million increase in sales of Windows Mobile operating systems and a $2.8 million increase in Windows Embedded operating system sales. For the six months ended June 30, 2015, third-party software revenue increased $8.5 million, or 24%, from the year-ago period. This increase was primarily due to a $6.9 million increase in sales of Windows Mobile operating systems sales as well as a $1.2 million increase in Windows Embedded operating systems sales. For both the three and six month periods, the increases in Windows Mobile operating systems were driven by increased volume to an existing customer and the increases in Windows Embedded systems sales were from a variety of customers.

Proprietary software revenue decreased $88,000, or 20%, to $360,000 for the three months ended June 30, 2015, from $448,000 in the year-ago period, driven by declines in sales of a number of our legacy products. Proprietary software revenue increased $1.1 million, or 95%, to $2.3 million for the six months ended June 30, 2015, from $1.2 million in the year-ago period, primarily driven by larger than expected sales of our legacy products completed during the first quarter of 2015.

Service revenue

Service revenue for the three and six month periods ended June 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Service revenue	$5,197	$5,642	$9,674	$9,923
Service revenue as a percentage of total revenue	18%	24%	18%	22%

Service revenue decreased $445,000, or 8%, for the three months ended June 30, 2015, from the year-ago period. Service revenue decreased $249,000, or 3%, for the six months ended June 30, 2015, from the year-ago period. These decreases were driven by the recognition of $478,000 in revenue from the completion of a large handheld project in Japan in the second quarter of 2014, partially offset by increases in services revenue from some of our larger North American accounts.

We continued to work on the MyFord Touch program during the three and six month periods ended June 30, 2015, a project we began with Ford Motor Company (“Ford”) during the second quarter of 2008 and which has been significant for us since its inception. We now perform these services through agreements with Ford, Microsoft and another customer. Service revenue from the MyFord Touch program was $695,000 and $1.4 million for the three and six months ended June 30, 2015, respectively, and $821,000 and $1.5 million for the three and six month periods ended June 30, 2014, respectively.

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

Under this rebate program, we recognized $103,000 and $166,000 during the three and six month periods ended June 30, 2015, respectively, compared to $105,000 and $169,000 during the three and six month periods ended June 30, 2014, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and six month periods ended June 30, 2015, we qualified for $240,000 and $387,000 in rebate credits, respectively, compared to $245,000 and $394,000 in rebate credits for the three and six month periods ended June 30, 2014, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin for the three and six month periods ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Software gross profit	$3,720	$2,539	$8,430	$5,435
Software gross margin	16%	15%	19%	15%
Service gross profit	$1,512	$1,726	$2,251	$2,366
Service gross margin	29%	31%	23%	24%
Total gross profit	$5,232	$4,265	$10,681	$7,800
Total gross margin	18%	18%	19%	17%

Software gross profit and gross margin

Software gross profit increased by $1.2 million, or 47%, for the three months ended June 30, 2015, from the year-ago period and increased by $3.0 million, or 55%, for the six months ended June 30, 2015, compared to the year-ago period. Our software gross margin increased by one percentage point to 16% for the three month period ended June 30, 2015 compared to the year-ago period, and increased by four percentage points to 19% for the six month period ended June 30, 2015 compared to the year-ago period. The increases in software gross profit were driven by increases in proprietary software revenue compared to a relatively fixed cost base as well as increased revenue from sales of Microsoft software. Third-party software gross margin increased to 15% for the three months ended June 30, 2015 and to 15% for the six months ended June 30, 2015, compared to 13% for both year-ago periods, with the increases driven by higher sales of the higher margin Windows Mobile operating systems. Proprietary software gross margin was 64% for the three months and 89% for the six months ended June 30, 2015, compared to 58% and 71% in the year-ago periods, respectively, with the increases due to higher revenue in both periods on a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit decreased by $214,000, or 12%, for the three months ended June 30, 2015, and $115,000, or 5%, for the six months ended June 30, 2015, from the respective year-ago periods. Service gross margin decreased by two percentage points to 29% for the three months ended June 30, 2015 compared to the year-ago period and by one percentage point to 23% for the six months ended June 30, 2015 compared to the year-ago period. The decreases in service gross profit were driven by the $445,000 and $249,000 decreases in service revenue for the three and six month periods ended June 30, 2015, respectively, compared to the prior year periods, primarily as a result of completion of a large hand-held terminal project in Japan resulting in the recognition of $478,000 of revenue and gross profit in the second quarter of 2014.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). SG&A expenses decreased by approximately $0.2 million, or 7%, to $2.9 million for the three months ended June 30, 2015, from $3.2 million in the year-ago period. SG&A expenses decreased approximately $0.5 million, or 8%, to $5.9 million for the six months ended June 30, 2015, from $6.5 million in the year-ago period. The decreases were driven primarily by lower general and administrative costs and timing of reimbursement for marketing expenses, and were partially offset by higher bonus and commissions resulting from increased revenue and profitability. SG&A expenses represented 10% and 11% of our total revenue for the three and six month periods ended June 30, 2015, respectively, and 14% for each of the three and six month periods ended June 30, 2014. The percentage decreases for both of the current year periods resulted from a combination of lower expenses and higher revenue compared to the prior year periods.

Research and development

Research and development expenses (“R&D”) consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses decreased $1,000, or 0%, to $422,000 for the three months ended June 30, 2015, from $423,000 in the year-ago period. R&D expenses increased $133,000, or 16%, to $988,000 for the six months ended June 30, 2015, from $855,000 in the year-ago period due primarily to increased investments in our new DataV and MobileV product initiatives. R&D expenses represented 1% and 2% of our total revenue for the three and six month periods ended June 30, 2015, respectively, and 2% for both the three and six month periods ended June 30, 2014.

Other income (expense), net

Net other income (expense) consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains or losses on foreign exchange transactions. Other income (expense), net, increased by $79,000 to $68,000 in net other income for the three months ended June 30, 2015, compared to a net other expense of $11,000 in the year-ago period, due primarily to changes in the results of foreign currency transaction losses. Other income (expense), net, increased by $194,000 to $92,000 in net other income for the six months ended June 30, 2015, compared to a net other expense of $102,000 in the year-ago period, due primarily to changes in the results of foreign currency transaction losses and increased interest income.

Income tax expense

Income tax expense was $54,000 for the three months ended June 30, 2015, compared to $8,000 in the year-ago period, an increase of $46,000. The 2015 expense is primarily comprised of alternative minimum tax obligations not offset by net operating loss carryforwards.

Income tax expense was $131,000 for the six months ended June 30, 2015, compared to $113,000 in the year-ago period. The 2015 amount is primarily comprised of alternative minimum tax obligations not offset by net operating loss carryforwards. The 2014 amount primarily related to income taxes due related to the closure of our Taiwan subsidiary in the first quarter of 2014.

The effective tax rates for both the three and six months ended June 30, 2015 of 3% were lower than the U.S. statutory rate of 34% because of net operating losses available to offset current year taxable income and a full valuation allowance on deferred tax assets, offset by alternative minimum tax accruals.

Liquidity and Capital Resources

As of June 30, 2015, we had $29.7 million of cash, cash equivalents, investments and restricted cash, compared to $26.6 million at December 31, 2014.

Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2015, driven primarily by net income, offset by a $1.8 million increase in net accounts receivable. Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2014, driven by positive net working capital changes.

Investing activities used cash of $4.2 million for the six months ended June 30, 2015, due to a net increase in short-term investments of $4.2 million. Investing activities used cash of $5.8 million for the six months ended June 30, 2014 due to a $5.7 million net increase in short-term investments, in addition to $93,000 of capital expenditures.

Financing activities generated $322,000 during the six months ended June 30, 2015, and $563,000 during the six months ended June 30, 2014, as a result of employees’ exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. We expect our accounts receivable balance to increase for the remainder of 2015 as a result of extended payment terms we have agreed to with a customer, with a commensurate decrease in cash and/or short-term investments balances.

Cash Commitments

We have the following future or potential cash commitments:

●

Minimum rents payable under operating leases total $0.7 million for the remainder of 2015, $1.3 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and

●

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

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BSQUARE CORPORATION (Registrant)

Date: August 13, 2015	By:	/s/ Martin L. Heimbigner
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