Form 10-Q
period 2015-09-30
BSQUARE CORP /WA
filed 2015-11-12
CIK 1054721

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding as of October 31, 2015: 12,034,221

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,385	$13,127
Short-term investments	15,926	13,263
Accounts receivable, net of allowance for doubtful accounts of $36 at September 30, 2015 and $125 at December 31, 2014	15,560	13,626
Deferred tax assets	10	10
Prepaid expenses and other current assets	514	717
Total current assets	45,395	40,743
Equipment, furniture and leasehold improvements, net	1,236	1,336
Restricted cash	250	250
Deferred tax assets	294	391
Intangible assets, net	628	729
Goodwill	3,738	3,738
Other non-current assets	52	54
Total assets	$51,593	$47,241
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$10,184	$12,247
Accounts payable	285	165
Accrued compensation	2,333	2,106
Other accrued expenses	1,320	1,539
Deferred rent, current portion	293	275
Deferred revenue	705	712
Total current liabilities	15,120	17,044
Deferred tax liability	141	144
Deferred rent	1,255	1,476
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,012,358 shares issued and outstanding at September 30, 2015 and 11,767,577 shares issued and outstanding at December 31, 2014	132,601	131,071
Accumulated other comprehensive loss	(829)	(846)
Accumulated deficit	(96,695)	(101,648)
Total shareholders’ equity	35,077	28,577
Total liabilities and shareholders’ equity	$51,593	$47,241

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Software	$21,215	$19,768	$66,679	$55,631
Service	5,220	4,767	14,894	14,690
Total revenue	26,435	24,535	81,573	70,321
Cost of revenue:
Software	17,698	16,760	54,732	47,189
Service	3,864	3,812	11,287	11,369
Total cost of revenue	21,562	20,572	66,019	58,558
Gross profit	4,873	3,963	15,554	11,763
Operating expenses:
Selling, general and administrative	3,174	2,880	9,120	9,352
Research and development	312	360	1,300	1,215
Total operating expenses	3,486	3,240	10,420	10,567
Income from operations	1,387	723	5,134	1,196
Other income (expense), net	32	(16)	124	(118)
Income before income taxes	1,419	707	5,258	1,078
Income tax expense	(174)	(16)	(305)	(129)
Net income	$1,245	$691	$4,953	$949
Basic income per share	$0.10	$0.06	$0.42	$0.08
Diluted income per share	$0.10	$0.06	$0.40	$0.08
Shares used in calculation of income per share:
Basic	11,959	11,655	11,867	11,520
Diluted	12,466	11,832	12,294	11,732
Comprehensive income:
Net income	$1,245	$691	$4,953	$949
Other comprehensive income (loss):
Foreign currency translation, net of tax	3	(97)	20	34
Change in unrealized gains (losses) on investments, net of tax	1	—	(3)	—
Total other comprehensive income (loss)	4	(97)	17	34
Comprehensive income	$1,249	$594	$4,970	$983

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,953	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	479
Realized loss on disposal of assets	—	33
Stock-based compensation	1,022	691
Changes in operating assets and liabilities:
Accounts receivable, net	(1,934)	4,144
Prepaid expenses and other assets	203	1,871
Third-party software fees payable	(2,063)	(2,805)
Accounts payable and accrued expenses	224	(645)
Deferred revenue	(7)	(673)
Deferred rent	(203)	20
Net cash provided by operating activities	2,620	4,064
Cash flows from investing activities:
Purchases of equipment and furniture	(225)	(276)
Proceeds from maturities of short-term investments	14,253	9,195
Purchases of short-term investments	(16,906)	(14,547)
Net cash used in investing activities	(2,878)	(5,628)
Cash flows provided by financing activities—proceeds from exercise of stock options	508	595
Effect of exchange rate changes on cash	8	34
Net increase (decrease) in cash and cash equivalents	258	(935)
Cash and cash equivalents, beginning of period	13,127	13,510
Cash and cash equivalents, end of period	$13,385	$12,575

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Non-cash investing activity-leasehold improvements and furniture funded by landlord	$—	$1,128

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2015 and our operating results and cash flows for the three and nine months ended September 30, 2015 and 2014. The accompanying financial information as of December 31, 2014 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. All intercompany balances have been eliminated.

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

We excluded an aggregate of 282,276 and 201,091 options and RSUs for the three and nine month periods ended September 30, 2015, respectively, from diluted earnings per share because their effect was anti-dilutive. We excluded an aggregate of 882,490 and 868,767 options and RSUs for the three and nine month periods ended September 30, 2014, respectively, from diluted earnings per share because their effect was anti-dilutive.

2. Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cash	$1,872	$2,763
Cash equivalents:
Money market funds	10,192	9,362
Corporate commercial paper	1,000	—
Corporate debt securities	321	1,002
Total cash equivalents	11,513	10,364
Total cash and cash equivalents	13,385	13,127
Short-term investments:
Corporate commercial paper	2,496	550
Corporate debt securities	13,430	12,713
Total short-term investments	15,926	13,263
Restricted cash—money market fund	250	250
Total cash, cash equivalents, short-term investments and restricted cash	$29,561	$26,640

Gross unrealized gains and losses on our short-term investments were not material as of September 30, 2015 and December 31, 2014. The restricted cash relates to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized below (in thousands):

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$10,192	$—	$10,192
Corporate commercial paper	—	1,000	1,000
Corporate debt securities	—	321	321
Total cash equivalents	10,192	1,321	11,513
Short-term investments:
Corporate commercial paper	—	2,496	2,496
Corporate debt securities	—	13,430	13,430
Total short-term investments	—	15,926	15,926
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$10,442	$17,247	$27,689

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,362	$—	$9,362
Corporate debt securities	—	1,002	1,002
Total cash equivalents	9,362	1,002	10,364
Short-term investments:
Corporate commercial paper	—	550	550
Corporate debt securities	—	12,713	12,713
Total short-term investments	—	13,263	13,263
Restricted cash—money market fund	250	—	250
Total assets measured at fair value	$9,612	$14,265	$23,877

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (“MPC”), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and MPC falls within that reporting unit. There were no changes in the carrying amount of goodwill during the three and nine month periods ended September 30, 2015.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(647)	$628

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(546)	$729

Amortization expense was $33,000 and $101,000 for the three and nine month periods ended September 30, 2015, respectively, and $34,000 and $101,000 for the three and nine month periods ended September 30, 2014, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2015	$34
2016	130
2017	98
2018	98
2019	98
2020	98
2021	72
Total	$628

5. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of September 30, 2015.

There were no amounts outstanding under the Credit Agreement as of September 30, 2015.

6. Shareholders’ Equity

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	3.3 years	3.3 years	3.3 years
Expected volatility	53%	57%	52%	59%
Risk-free interest rate	1.3%	1.4%	1.2%	1.3%

The impact on our results of operations of stock-based compensation expense for the three and nine month periods ended September 30, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue — service	$133	$69	$351	$146
Selling, general and administrative	298	144	616	510
Research and development	23	15	55	35
Total stock-based compensation expense	$454	$228	$1,022	$691
Per diluted share	$0.04	$0.02	$0.08	$0.06

Stock Option Activity

The following table summarizes stock option activity under the Plans for the nine month period ended September 30, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2015	1,553,360	$3.50
Granted	556,350	6.33
Exercised	(187,350)	2.99
Forfeited	(63,941)	3.52
Expired	(7,001)	2.66
Balance at September 30, 2015	1,851,418	$4.40	7.66	$4,131,502
Vested and expected to vest at September 30, 2015	1,702,830	$4.32	7.51	$3,945,697
Exercisable at September 30, 2015	714,893	$3.62	5.53	$2,155,288

At September 30, 2015, total compensation cost related to stock options granted but not yet recognized was $1,616,051, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.38 years. The following table summarizes certain information about stock options for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average grant-date fair value of option grants for the period	$3.16	$1.74	$3.10	$1.71
Options in-the-money at period end	1,762,893	425,877	1,762,893	425,877
Aggregate intrinsic value of options exercised	$265,641	$171,558	$616,417	$412,781

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	80,179	$3.40
Granted	117,049	6.34
Vested	(63,614)	3.92
Forfeited	(8,976)	3.15
Unvested at September 30, 2015	124,638	$5.91
Expected to vest after September 30, 2015	109,695	$5.89

At September 30, 2015, total compensation cost related to RSUs granted but not yet recognized was $492,045, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.42 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2015:

Stock options outstanding	1,851,418
RSUs outstanding	124,638
Stock awards available for future grant	1,010,602
Common stock reserved for future issuance	2,986,658

In June 2015, our shareholders approved an amendment to the Stock Plan increasing the number of shares reserved and available for issuance by 750,000 shares, and our Board of Directors approved an increase in the number of shares reserved and available for issuance under the Inducement Plan by 200,000 shares. These additional shares reserved under both of the Plans are included in the “Stock awards available for future grant” total in the preceding table.

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

Rent expense was $268,000 and $789,000 for the three and nine month periods ended September 30, 2015, respectively. Rent expense was $281,000 and $918,000 for the three and nine month periods ended September 30, 2014, respectively.

As of September 30, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2015	$326
2016	1,291
2017	1,185
2018	1,105
2019	1,038
2020	437
Total commitments	$5,382

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 9, we have entered into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment, but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements, and, therefore, no provision or reserve has been recorded as of September 30, 2015.

Microsoft is in the process of implementing significant pricing changes for its embedded products, including ending its design registration pricing discounts, its OEM Volume Royalty Program (OVRP) and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016.

8. Information about Geographic Areas

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue:
North America	$23,654	$22,456	$74,415	$62,955
Asia	1,055	830	3,043	3,581
Europe	1,726	1,249	4,115	3,785
Total revenue	$26,435	$24,535	$81,573	$70,321

	September 30, 2015	December 31, 2014
Long-lived assets:
North America	$1,285	$1,597
Asia	523	360
Europe	4,389	4,453
Total long-lived assets	$6,197	$6,410

9. Significant Risk Concentrations

Significant Customer

One customer accounted for $2.8 million, or 11%, of total revenue for the three months ended September 30, 2015 and for $13.5 million, or 17% of total revenue for the nine months ended September 30, 2015. Another customer accounted for 18% and 11% of our total revenue for the three and nine month periods ended September 30, 2014, respectively. No other customers accounted for more than 10% of our revenue for any of the periods noted above.

One customer had an accounts receivable balance of $3.5 million, or approximately 23% of total accounts receivable at September 30, 2015. No customers had accounts receivable balances greater than 10% of the total accounts receivable at December 31, 2014.

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

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $91,000 and $257,000 during the three and nine month periods ended September 30, 2015, respectively, compared to $64,000 and $233,000 during the three and nine month periods ended September 30, 2014, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and nine month periods ended September 30, 2015, we qualified for $212,000 and $599,000 in rebate credits, respectively, compared to $149,000 and $543,000 in rebate credits for the three and nine month periods ended September 30, 2014, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Microsoft is in the process of implementing significant pricing changes for its embedded products, including ending its design registration pricing discounts, its OEM Volume Royalty Program (OVRP) and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016.

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

Building on the traditional strengths of our business, increasingly we intend to focus on offering our own products, such as DataVTM to address the emerging Internet of Things (“IoT”) market. DataV is an actionable data solution for the IoT market that includes software products, applications and services that turn raw device data into useful, meaningful and actionable data.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue:
Software	80%	81%	82%	79%
Service	20%	19%	18%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Software	67%	68%	67%	67%
Service	15%	16%	14%	16%
Total cost of revenue	82%	84%	81%	83%
Gross profit	18%	16%	19%	17%
Operating expenses:
Selling, general and administrative	12%	12%	11%	13%
Research and development	1%	1%	2%	2%
Total operating expenses	13%	13%	13%	15%
Income from operations	5%	3%	6%	2%
Other income (expense), net	0%	0%	0%	(1)%
Income before income taxes	5%	3%	6%	1%
Income tax expense	(1)%	0%	0%	0%
Net income	4%	3%	6%	1%

Revenue

Our revenue is generated from the sale of software, primarily third-party software that we resell and our own proprietary software, and the sale of engineering services. Total revenue increased $1.9 million, or 8%, to $26.4 million for the three months ended September 30, 2015, from $24.5 million in the year-ago period, and increased $11.3 million, or 16%, to $81.6 million for the nine months ended September 30, 2015, from $70.3 million in the year-ago period. The quarterly increase was primarily due to higher sales of third-party software combined with smaller increases in engineering services revenue. The year-to-date increase was primarily driven by higher sales of both third-party and proprietary software, with smaller increases in engineering services revenue.

Revenue from customers outside of North America increased $0.7 million, or 34%, to $2.8 million for the three months ended September 30, 2015 compared to $2.1 million in the year-ago period due primarily to an increase in third-party software licensing sales in the European Union. Revenue from customers outside of North America decreased $0.2 million, or 3%, to $7.2 million for the nine months ended September 30, 2015 compared to $7.4 million in the year-ago period, primarily due to the recognition of $0.5 million in revenue from the completion of a non-recurring handheld project in Japan in the second quarter of 2014.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue for the three and nine month periods ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$20,790	$19,217	$63,914	$53,877
Proprietary software	425	551	2,765	1,754
Total software revenue	$21,215	$19,768	$66,679	$55,631
Software revenue as a percentage of total revenue	80%	81%	82%	79%
Third-party software revenue as a percentage of total software revenue	98%	97%	96%	97%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $1.6 million, or 8%, for the three months ended September 30, 2015, from the year-ago period. The increase was driven by a $3.2 million increase in Windows Embedded operating system sales, partially offset by a $1.5 million decrease in sales of Windows Mobile operating systems. The quarter-over-quarter changes were driven primarily by the timing of orders from existing customers. For the nine months ended September 30, 2015, third-party software revenue increased $10.0 million, or 19%, from the year-ago period. This increase was primarily due to a $5.4 million increase in sales of Windows Mobile operating systems sales as well as a $4.4 million increase in Windows Embedded operating systems sales. The increase in sales of Windows Mobile operating systems was driven by increased volume to an existing customer in the first and second quarters of 2015, and the increases in Windows Embedded operating systems sales were from a variety of customers.

Proprietary software revenue decreased $126,000, or 23%, to $425,000 for the three months ended September 30, 2015, from $551,000 in the year-ago period, driven by declines in sales of a number of our legacy products. Proprietary software revenue increased $1.0 million, or 58%, to $2.8 million for the nine months ended September 30, 2015, from $1.8 million in the year-ago period, primarily driven by larger than expected sales of our legacy products completed during the first quarter of 2015.

Service revenue

Service revenue for the three and nine month periods ended September 30, 2015 and 2014 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Service revenue	$5,220	$4,767	$14,894	$14,690
Service revenue as a percentage of total revenue	20%	19%	18%	21%

Service revenue increased $453,000, or 10%, for the three months ended September 30, 2015, from the year-ago period. Service revenue increased $204,000, or 1%, for the nine months ended September 30, 2015, from the year-ago period. The quarter over quarter increase was due to the addition of some large North American engagements. The year-to-date increase was primarily as a result of increased hours and billing rates on some large North American engagements, offset by service revenue generated in Asia as we completed a large handheld project in Japan in 2014.

We continued to work on the MyFord Touch program during the three and nine month periods ended September 30, 2015, a project we began with Ford Motor Company (“Ford”) during the second quarter of 2008 and which has been significant for us since its inception. We now perform these services through agreements with Ford, Microsoft and another customer. Service revenue from the MyFord Touch program was $845,000 and $2.2 million for the three and nine months ended September 30, 2015, respectively, and $655,000 and $2.1 million for the three and nine month periods ended September 30, 2014, respectively.

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

Under this rebate program, we recognized $91,000 and $257,000 during the three and nine month periods ended September 30, 2015, respectively, compared to $64,000 and $233,000 during the three and nine month periods ended September 30, 2014, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and nine month periods ended September 30, 2015, we qualified for $212,000 and $599,000 in rebate credits, respectively, compared to $149,000 and $543,000 in rebate credits for the three and nine month periods ended September 30, 2014, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin for the three and nine month periods ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Software gross profit	$3,517	$3,008	$11,947	$8,442
Software gross margin	17%	15%	18%	15%
Service gross profit	$1,356	$955	$3,607	$3,321
Service gross margin	26%	20%	24%	23%
Total gross profit	$4,873	$3,963	$15,554	$11,763
Total gross margin	18%	16%	19%	17%

Software gross profit and gross margin

Software gross profit increased by $0.5 million, or 17%, for the three months ended September 30, 2015, from the year-ago period and increased by $3.5 million, or 42%, for the nine months ended September 30, 2015, compared to the year-ago period. Our software gross margin increased by two percentage points to 17% for the three month period ended September 30, 2015 compared to the year-ago period, and increased by three percentage points to 18% for the nine month period ended September 30, 2015 compared to the year-ago period. The increases in software gross profit were driven by increases in proprietary software revenue compared to a relatively fixed cost base as well as increased revenue from sales of Microsoft software. Third-party software gross margin increased to 15% for the three months ended September 30, 2015 compared to 14% in the year-ago period, and to 15% for the nine months ended September 30, 2015, compared to 13% in the year-ago period. The quarterly increase was primarily due to increased sales of Windows Embedded operating systems combined with a favorable product mix and the timing of completion of customer contractual commitments. The year-to-year increase was driven by higher sales of Windows Embedded operating systems and increased sales of both Windows Mobile and Windows Embedded products to an existing customer with extended payment terms. Proprietary software gross margin was 74% for the three months and 87% for the nine months ended September 30, 2015, compared to 74% and 72% in the year-ago periods, respectively, with the increase year-to-date due to higher revenue on a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit increased by $401,000, or 42%, for the three months ended September 30, 2015, and $286,000, or 9%, for the nine months ended September 30, 2015, from the respective year-ago periods. Service gross margin increased by six percentage points to 26% for the three months ended September 30, 2015 compared to the year-ago period and by one percentage point to 24% for the nine months ended September 30, 2015 compared to the year-ago period. The increases in service gross profit were driven by the $453,000 and $204,000 increases in service revenue for the three and nine month periods ended September 30, 2015, respectively, compared to the prior year periods and by increased realized hourly rates for both current year periods over the respective prior year periods.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses (“SG&A”) consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). SG&A expenses increased by approximately $0.3 million, or 10%, to $3.2 million for the three months ended September 30, 2015, from $2.9 million in the year-ago period. SG&A expenses decreased approximately $0.2 million, or 2%, to $9.1 million for the nine months ended September 30, 2015, from $9.4 million in the year-ago period. The quarterly increase was driven by higher marketing spending and higher general and administrative expenses, including increased non-cash stock compensation expenses. The year-to-date decrease was driven primarily by lower spending and benefitted from the timing of reimbursement for marketing expenses, partially offset by higher bonus and commissions resulting from increased revenue and profitability and increased non-cash stock compensation expenses. SG&A expenses represented 12% and 11% of our total revenue for the three and nine month periods ended September 30, 2015, respectively, and 12% and 13% for the three and nine month periods ended September 30, 2014, respectively. The minor percentage change for the year-to-date period resulted from a combination of spending changes and higher revenue compared to the prior year period.

Research and development

Research and development expenses (“R&D”) consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses decreased $48,000, or 13%, to $312,000 for the three months ended September 30, 2015, from $360,000 in the year-ago period due primarily to a reduction in spending on our MobileV product. R&D expenses increased $85,000, or 7%, to $1,300,000 for the nine months ended September 30, 2015, from $1,215,000 in the year-ago period due primarily to increased investments in our DataV product initiative. R&D expenses represented 1% and 2% of our total revenue for the three and nine month periods ended September 30, 2015, respectively, unchanged from the three and nine month periods ended September 30, 2014.

Other income (expense), net

Net other income (expense) consists of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains and losses on foreign exchange transactions. Other income (expense), net, increased by $48,000 to $32,000 in net other income for the three months ended September 30, 2015, compared to a net other expense of $16,000 in the year-ago period. Other income (expense), net, increased by $242,000 to $124,000 in net other income for the nine months ended September 30, 2015, compared to a net other expense of $118,000 in the year-ago period. The improved quarterly and year-to-date results were due primarily to a combination of increased interest income and a reduction in foreign currency transaction losses.

Income tax expense

Income tax expense was $174,000 for the three months ended September 30, 2015, compared to $16,000 in the year-ago period, an increase of $158,000. The 2015 expense was primarily comprised of alternative minimum tax obligations not offset by net operating loss carryforwards and an increase in the valuation allowance for deferred tax assets related to our Japanese subsidiary.

Income tax expense was $305,000 for the nine months ended September 30, 2015, compared to $129,000 in the year-ago period. The 2015 amount was primarily comprised of alternative minimum tax obligations not offset by net operating loss carryforwards and an increase in the valuation allowance for deferred tax assets related to our Japanese subsidiary. The 2014 amount primarily related to income taxes due related to the closure of our Taiwan subsidiary in the first quarter of 2014.

The effective tax rates for the three and nine months ended September 30, 2015 of 12% and 6%, respectively, were lower than the U.S. statutory rate of 34% primarily because of net operating loss carryforwards available to offset current year taxable income and a full valuation allowance on deferred tax assets, offset by alternative minimum tax accruals.

Liquidity and Capital Resources

As of September 30, 2015, we had $29.6 million of cash, cash equivalents, investments and restricted cash, compared to $26.6 million at December 31, 2014.

Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2015, driven primarily by net income, offset by a $1.9 million increase in net accounts receivable and a $2.1 million reduction in third-party software fees payable, combined with other non-cash expenses and working capital changes. Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2014, driven by positive net working capital changes.

Investing activities used cash of $2.9 million for the nine months ended September 30, 2015, due to a net increase in short-term investments of $2.7 million and capital expenditures of $225,000. Investing activities used cash of $5.6 million for the nine months ended September 30, 2014 due to a $5.4 million net increase in short-term investments and $276,000 of capital expenditures.

Financing activities generated $508,000 during the nine months ended September 30, 2015, and $595,000 during the nine months ended September 30, 2014, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. We expect our accounts receivable balance to increase into early 2016 as a result of extended payment terms we have agreed to with a customer, with a commensurate decrease in cash and/or short-term investments balances. In September 2015 we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. No amounts were drawn or are outstanding as of September 30, 2015. See Item 1, Financial Statements, Note 5, Credit Agreement in this Quarterly Report on Form 10-Q for more information on this agreement.

Cash Commitments

We have the following future or potential cash commitments:

●

Minimum rents payable under operating leases total $0.3 million for the remainder of 2015, $1.3 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and

●

In conjunction with our activities under our ODAs with Microsoft, we have entered into OVRP commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements. See Part II, Item 1A of this Quarterly Report on Form 10-Q for information regarding changes Microsoft is making to its OEM Volume Royalty Program effective January 1, 2016.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, other than as listed below.

Our business and results of operations could be negatively impacted by changes Microsoft Corporation is implementing in its pricing of operating systems through its distributors.

Microsoft is in the process of implementing significant pricing changes for its embedded products, including ending its design registration pricing discounts, its OEM Volume Royalty Program (OVRP) and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these upcoming changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results beginning in 2016. The sale of Microsoft operating systems represented approximately 77% and 76% of our total revenue and approximately 62% and 56% of our total gross margin for the three and nine months ended September 30, 2015, respectively.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

Stock markets are subject to significant price and volume fluctuations which may be unrelated to the operating performance of particular companies and the market price of our common stock may therefore frequently change as a result. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations, announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources which would materially adversely affect our business, financial condition and operating results.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 12, 2015	By:	/s/ Martin L. Heimbigner
Martin L. Heimbigner
Chief Financial Officer, Secretary and Treasurer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.1	Credit Agreement dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE CORPORATION as Borrower	X

10.2	Line of Credit Note dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE CORPORATION as Borrower	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X