Form 10-K
period 2015-12-31
BSQUARE CORP /WA
filed 2016-02-11
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $65,209,000 and was determined using the closing price of our common stock on June 30, 2015 on the NASDAQ Global Market ($6.78) and excludes 2,309,457 shares of Common Stock held by directors, officers and shareholders whose beneficial ownership exceeded 5% of the registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the registrant, or that such person is an affiliate for any other purpose. There were 11,927,343 shares of our Common Stock outstanding on June 30, 2015.

The number of shares of common stock outstanding as of January 31, 2016: 12,093,845

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: "expect," "believe," "estimate," "plan," "strategy," "future," "potential," "continue," "may," "should," "will," and similar references to future periods. Examples include, among others, statements about: expected operating results, such as revenue and earnings; anticipated levels of capital expenditures; future market conditions; our belief that we have sufficient liquidity to fund our business operations for at least the next 12 months; expectations of the effect on our financial condition of claims, litigation, contingent liabilities and supplier audits; and strategies for customer retention, growth, new product and service developments, and market position.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our”, “the Company” and “BSQUARE” refer to BSQUARE Corporation. We primarily resell software from Microsoft Corporation (“Microsoft”) and provide software solutions and related engineering services to companies that develop smart, connected systems. A smart, connected system is a dedicated purpose computing device that typically has a display, runs an operating system (e.g., Microsoft® Windows® CE or Google AndroidTM platform) and is usually connected to a network or data cloud via a wired or wireless connection. Examples of smart, connected systems include set-top boxes, home gateways, point-of-sale terminals, kiosks, voting machines, gaming platforms, tablets, handheld data collection devices, personal media players, smart phones, smart vending machines, ATM machines, casino gaming machines, digital signs and in-vehicle telematics and entertainment devices. We focus on smart, connected systems that utilize various Microsoft Windows Embedded and Windows Mobile operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX.

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

Increasingly, we are focusing on developing and offering our own products such as DataVTM to address the emerging Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. DataV is an actionable data solution for the IoT market that includes software products, applications and services that turn raw device data into useful, meaningful and actionable data.

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

Software Solutions and Related Engineering Services for Smart Connected Systems

Our customers include world class OEMs and ODMs, Enterprises, SVs and peripheral vendors which are developing smart connected systems or assisting others in doing so. Representative customer engagements in 2015 included the following:

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

•	The Coca-Cola Company (“Coca-Cola”) continues to engage us in the development and support of Freestyle®, its next generation drink dispensing machine; and
•	We continued work with Google to assist in the development of their advanced technology “Project Tango.” We have expanded our work with Google to include additional projects.

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

Software revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Software revenue:
Third-party software	$82,885	$73,933
Proprietary software	3,323	2,314
Total software revenue	$86,208	$76,247
Software revenue as a percentage of total revenue	81%	79%
Third-party software revenue as a percentage of total software revenue	96%	97%

Third-Party Software Products

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their project needs. Our primary third-party software offerings include the following:

•

For 17 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for the complete line of Windows Embedded Products, including major product families such as Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server. We are authorized to sell Windows Embedded operating systems in the United States, Canada, Mexico, Argentina, Brazil, Chile, Columbia, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa. Of our total revenue, 64% was generated through the sale of Windows Embedded operating systems in both 2015 and 2014. Our current distribution agreements related to Windows Embedded expire on June 30, 2016;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile product. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (excluding Cuba) (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2015, 12% was generated through the sale of Windows Mobile operating systems, compared to 9% in 2014. Our current distribution agreements related to Windows Mobile expire on June 30, 2016;

•	We are an authorized distributor for Adobe Flash technologies and Adobe Reader. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis; and
•	We are an authorized distributor of Intel Corporation’s Embedded Security product in North America.

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 97% of third-party software revenue in 2015 and 95% of third-party software revenue in 2014.

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

Service revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Service revenue	$20,393	$19,669
Service revenue as a percentage of total revenue	19%	21%

Service revenue related to Google was $4.7 million, or 23% of 2015 service revenue, and $1.0 million, or 5% of service revenue in 2014. Service revenue related to Coca-Cola was $4.5 million, or 22% of 2015 service revenue, and $4.6 million, or 24% of service revenue in 2014. Service revenue related to the MyFord Touch program was $2.9 million, or 14% of service revenue, in 2015 and $2.8 million, or 14% of service revenue, in 2014.

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

•

TestQuestTM 10—TestQuest 10 is our latest generation software testing automation tool that provides customers with a complete test solution that brings together everything necessary to test smart connected systems, including tools to create and manage test cases, a platform that allows teams to collaborate on test development, an execution environment that enables tests to be executed on the smart connected systems and capture results, and a reporting tool that allows customers to analyze test results; and

•

DataVTM—An actionable data solution for the IoT market. DataV includes software products, applications and services that turn raw device data into useful, meaningful and actionable data. The goal of DataV is to help our customers unlock their data and use the data to lower costs, improve and enhance operations, lower go-to-market risks, and identify new revenue opportunities.

Strategy

Our strategy is to continue to enhance our position as a provider of software solutions and related engineering services for smart, connected systems, ultimately becoming the go-to solutions provider for our customers and potential customers around the globe. To advance this strategy, we intend to focus on the following:

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

•	Seeking additional software products, such as DataV, in which to invest.

Relationship with Microsoft and Impact on our Smart Connected Solutions Business

We have a long-standing relationship with Microsoft and this relationship is critical to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows Embedded operating systems for over 17 years;
•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;
•	We are a Windows Embedded Gold-level Systems Integrator;
•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;
•	We were the Microsoft Embedded Distributor of the Year for 2011;
•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;
•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;
•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;
•	We are a Preferred Provider of Visual Tools for Microsoft;
•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;
•	We are a Silver Intelligent Systems partner;
•	We are a Silver Data Analytics partner;
•	We are a Silver Data Platform partner; and
•	We have been engaged by Microsoft on various engineering service engagements.

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

Customers

Customers purchasing third-party software and our software solutions and engineering services include leading OEMs, ODMs, Enterprises, SVs and peripheral vendors seeking to leverage the software we provide them, be it our own proprietary software, third-party software or custom software developed via our engineering services, to develop high-quality, smart, connected systems that meet the requirements of numerous end-markets. Representative customers include Hewlett Packard, Google, Coca-Cola, Elo Touch Solutions, Honeywell International, Inc., IGT, Microsoft, Mitsubishi Electric Corporation, Panasonic, Oracle, Omnicell, Elektrobit and several industrial handset companies.

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

Research and Development

Our research and development personnel are responsible for the design, development and release of our proprietary software products. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States. Research and development expense was $1.6 million and $1.7 million in 2015 and 2014, respectively. Our primary focus in 2015 has been research and development on our new DataV products.

Competition

The market for smart, connected systems software and services is extremely competitive. We face competition from the following:

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

•	Marketing agencies and specialized vendors who provide mobile application services; and
•	The growing Internet of Things market will provide increasing competition from a number of additional software and service providers as we focus on this market in 2016 and beyond.

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

International Operations

Our international operations outside of North America consist principally of engineering services operations in Taipei, Taiwan and Trowbridge, England. We have a sales and sales support office in Tokyo, Japan. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2015, revenue generated from customers located outside of North America was 8% of total revenue, compared to 10% in 2014. The decrease in revenue from outside of North America in 2015 was primarily attributable to lower service revenue in Asia as a result of the completion of a large handheld project in Japan during 2014.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following indicates our total headcount by area:

	December 31,
	2015	2014
Engineering Services	118	124
Sales, Marketing and Administrative	66	52
Research and Product Development	7	7
Total Employees	191	183
Contractors (primarily engineering services)	10	14
Total Headcount	201	197

Of the total headcount of 201 at December 31, 2015, 113 were located in North America, 50 in Taiwan, 37 in the United Kingdom and one in Japan. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

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

As of December 31, 2015 we had eight issued United States (“US”) patents and one pending US patent application that has been allowed and that we expect will issue in 2016. We also have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers as of January 31, 2016:

Name	Age	Position
Andrew S. G. Harries	53	Chairman of the Board
Jerry D. Chase	56	President and Chief Executive Officer; Director
Robert J. Chamberlain	62	Director
Elliott H. Jurgensen, Jr.	71	Director
William D. Savoy	51	Director
Kendra A. VanderMeulen	64	Director
Scott B. Caldwell	47	Vice President, Worldwide OEM Sales
Martin L. Heimbigner	57	Chief Financial Officer, Secretary and Treasurer
David Wagstaff	53	Vice President and Chief Architect
Kevin T. Walsh	58	Vice President, Marketing
Mark D. Whiteside	53	Vice President, Solutions

Item 1A.	Risk Factors.

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

We have OEM Distribution Agreements (“ODAs”) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. These ODAs are effective through June 30, 2016. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 30, 2016.

We generated $80.4 million and $70.2 million of revenue in 2015 and 2014, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2016. If any of the ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time, and unless we are able to either pass through price increases to our customers or sign our customers to 12-month purchasing commitments, which lowers the price we pay to Microsoft, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We qualified for rebate credits from Microsoft of $1.1 million and $1.0 million in 2015 and 2014, respectively, a portion of which is accounted for as a reduction in cost of sales and a portion as a reduction in marketing expense if and when qualified expenditures are made.

Our business and results of operations could be negatively impacted by changes Microsoft is implementing in its pricing of operating systems through its distributors.

Microsoft has implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OEM Volume Royalty Program (OVRP) and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results beginning in 2016. However, during December 2015, we entered into transition OVRP agreements with Microsoft and a majority of our customers that extended the 2015 pricing for all of 2016. The sale of Microsoft operating systems represented approximately 75% and 73% of our total revenue and approximately 56% and 52% of our total gross margin for the years ended December 31, 2015 and 2014, respectively.

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

Microsoft has recently announced programs to offer certain consumer Windows phone and tablet-based operating systems to customers free of charge, subject to certain limitations. While we do not distribute these operating systems today under our ODAs with Microsoft, if Microsoft were to pursue a similar strategy and offer operating systems that we do currently distribute free of charge, our business and results of operations would be adversely impacted.

Microsoft recently introduced its Windows 10 operating system software, and Microsoft’s pricing and support for this new operating system could directly impact our revenue and margins.

In 2015 Microsoft introduced a new operating system, Windows 10. In the future, Windows 10 could be delivered as a service, which could alter the traditional business model used to sell Microsoft licenses as a software product. As a reseller of Microsoft Windows Embedded and Windows Mobile operating systems, changes to Microsoft’s business model may adversely impact our revenue and gross profit and our operating results could be negatively impacted.

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

MyFord Touch-Related Risk Factors

As our role on the MyFord Touch program diminishes, our future revenue and gross profit with respect to this program will decrease and our operating results will be adversely affected.

We began working on the MyFord Touch infotainment project with Ford in the second quarter of 2008 and continue to work on the program. Since inception of the program through December 31, 2011, our contractual relationship was with Ford. Effective January 1, 2012, our contractual relationship for the MyFord Touch program shifted from Ford to Microsoft, as Microsoft became the primary vendor to Ford for this program, and, as of 2014, to Elektrobit Automotive. In December 2014, Ford introduced Sync 3, the next generation MyFord Touch program that is scheduled to be deployed on cars in 2016 which is based on QNX software from Blackberry instead of software from Microsoft, and thus our role on the program has been scaled back.

Revenue from the MyFord Touch program comprised $2.9 million, or 3% of our total revenue in 2015, and $2.8 million, or 3%, of our total revenue in 2014. We currently expect this project work to continue in 2016 but expect revenue from the MyFord Touch program to be significantly reduced in 2016 due to the lower level of personnel resources utilized on the program because of the transition to QNX software for the next generation Sync 3. Specifically, we have been informed by Elektrobit that they will require significantly fewer personnel resources from us in 2016 as Ford has decided to limit development efforts on the current generation of the Sync 2 platform, which will adversely impact our revenue and utilization rates beginning in the first half of 2016.

New Product-Related Risk Factors

Our ability to maintain or grow our proprietary software revenue is contingent on our ability to bring to market DataV, our new proprietary actionable data solution for the Internet of Things (IoT) market. We will require competitive, unique offerings that keep pace with technological changes and needs. DataV may not gain traction with potential customers and if we are not successful in doing so, our business would be negatively impacted.

Proprietary software product revenue provides us with much higher gross profit margins than we typically receive from both our third-party software products and our engineering service offerings, and provides other advantages as well. Increasing the number and amount of proprietary products we sell is an important part of our growth strategy. During 2014 and 2015 we have invested significant resources in developing our DataV proprietary software product, which is an actionable data solution for the Internet of Things (IoT) market. As a new product, DataV may gain customer traction in 2016 more slowly than anticipated and our profit potential from this new product is uncertain. We expect to continue to make investments in the development of DataV, and this will increase our operating expenses. We cannot assure you that there will be sufficient, or any, corresponding increases in revenue generated by sales of DataV, or if it will achieve customer adoption quickly, or at all. Our failure to do so could negatively impact revenue and our operating results.

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

Our sales cycle can run three to twelve months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

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

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation in Taiwan;
•	Marketing agencies and specialized vendors who provide mobile application services; and
•	We will encounter increasing competition in the growing Internet of Things market from a number of additional software and service providers as we expand our focus on this market in 2016 and beyond.

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

We have had significant changes in executive leadership in the past and more could occur. Changes to strategic or operating goals, which can often occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

Our future success depends upon our customers’ ability to successfully sell their products incorporating our technology and to continue buying our services.

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

Challenging economic conditions worldwide have from time-to-time contributed, and may continue to contribute, to slowdowns in the technology industries at large, as well as in specific segments and markets in which we operate, resulting in:  reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers; purchasing delays; payment delays adversely affecting our cash flow and revenue; and difficulty in accurate budgeting and planning. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results and financial condition.

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

In the third quarter of 2011, we acquired MPC Data, Ltd. including certain intangible assets with a carrying value of $561,000 and goodwill of $3.7 million as of December 31, 2015. Although we expect to generate cash from the intangible assets in the future, and do not foresee any impairment of our goodwill, it is possible that we may be required to reassess the carrying value of these assets in the future if certain negative business conditions occur such as negative results of our business associated with our intangible assets or a low stock price. Any reduction in the carrying value of these intangible assets or goodwill would result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

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

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2015, we had approximately $54.4 million of federal and $1.6 million of state net operating loss carryforwards and $2.7 million of tax credit carryforwards. Of the federal net operating loss carryforwards, an aggregate of $36.4 million will expire in 2022 and 2023. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change as defined by Section 382 has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

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

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Microsoft Windows Embedded operating systems under our ODAs with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.

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

Customers outside of North America generated 8% of our total revenue in 2015 and 10% in 2014. We currently have sizable operations outside of North America in Taiwan and the United Kingdom and also have a small sales and support presence in Japan. Our international activities and operations expose us to a number of risks, including the following:

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

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODAs with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the European Union and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas we may be less competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2015, our corporate headquarters are located in 24,061 square feet of leased space in a single location in Bellevue, Washington. The lease term ends in May 2020.

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

	High	Low
Year Ended December 31, 2015:
First Quarter	$4.95	$4.27
Second Quarter	$7.96	$4.09
Third Quarter	$7.56	$5.77
Fourth Quarter	$12.15	$5.60
Year Ended December 31, 2014:
First Quarter	$3.72	$3.15
Second Quarter	$3.49	$3.06
Third Quarter	$4.13	$2.84
Fourth Quarter	$4.55	$3.50

Holders

As of January 31, 2016, there were 120 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund future development and growth and, therefore, do not anticipate paying any consistent cash dividends in the foreseeable future. Our line of credit agreement contains limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. Our Board of Directors has, however, periodically considered implementing a share repurchase program and/or a special one-time cash dividend.

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

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. Historically, we have entered into very few multiple-element arrangements for proprietary software. We establish VSOE of fair value for proprietary software based on the price when PCS is sold separately. We establish VSOE of fair values for new proprietary software products for each separate product or service promised under a multiple-element contract, including software licenses, installation, training services and PCS.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. The process of estimating the remaining hours on a contract involves detailed estimates of remaining hours by the engineers and project managers involved with the project, factoring in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2015, we were delivering engineering services under six fixed-price service contracts. The percentage of completion calculations on these contracts represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, revisions to the percentage-of-completion calculations will be recorded in the period the changes are noted. For illustrative purposes only, if we were 10% under in our estimates of completion on every fixed-bid contract active on December 31, 2015, our revenue could have been over-stated by approximately $198,000 for 2015.

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

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Net operating losses and tax credits, to the extent not already utilized to offset taxable income or income taxes, also give rise to deferred tax assets. We must then assess the likelihood that any deferred tax assets will be realized from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We apply the guidance of Accounting Standards Codification (ASC) 740, Income Taxes, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historic levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We estimate the valuation allowance related to our deferred tax assets on a quarterly basis.

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

	Year Ended
	December 31,
	2015	2014
Revenue:
Software	81%	79%
Service	19%	21%
Total revenue	100%	100%
Cost of revenue:
Software	67%	67%
Service	14%	16%
Total cost of revenue	81%	83%
Gross profit	19%	17%
Operating expenses:
Selling, general and administrative	11%	13%
Research and development	2%	2%
Total operating expenses	13%	15%
Income from operations	6%	2%
Other income, net	0%	0%
Income before income taxes	6%	2%
Income tax expense	0%	0%
Net income	6%	2%

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

Our revenue is generated from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue increased $10.7 million, or 11%, to $106.6 million in 2015 from $95.9 million in 2014. This increase was driven by higher sales of Windows Mobile and Embedded operating systems, an increase in engineering services revenue, as well as increases in our proprietary software revenue. One customer, Honeywell International Inc., accounted for 16% of total revenue in 2015. One customer, Future Electronics, Inc., accounted for 12% of total revenue in 2014. No other customers accounted for 10% or more of total revenue in either 2015 or 2014.

Revenue from our customers outside of North America decreased $1.3 million, or 13%, to $8.7 million in 2015, from $10.0 million in 2014. Revenue from our customers outside of North America represented 8% of our total revenue in 2015, compared to 10% in 2014. The decrease in revenue from outside of North America in 2015 was primarily attributable to lower sales of Windows Mobile operating systems, lower engineering services revenue and lower proprietary software sales in Asia.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2015 and 2014 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2015	2014
Software revenue:
Third-party software	$82,885	$73,933
Proprietary software	3,323	2,314
Total software revenue	$86,208	$76,247
Software revenue as a percentage of total revenue	81%	79%
Third-party software revenue as a percentage of total software revenue	96%	97%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Embedded software and Windows Mobile operating systems. Third-party software revenue increased $9.0 million, or 12%, in 2015 compared to 2014. The increase in third-party software revenue was driven primarily by an increase in both Microsoft Windows Embedded software sales and Windows Mobile sales partially offset by a reduction in sales of other third-party software.

Proprietary software revenue increased $1.0 million, or 44%, in 2015 compared to 2014. This was driven by several large purchases of our legacy products. We expect that proprietary software revenue from our legacy products will continue to fluctuate in the future with generally lower overall volume in 2016 and beyond.

Service revenue

Service revenue for 2015 and 2014 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2015	2014
Service revenue	$20,393	$19,669
Service revenue as a percentage of total revenue	19%	21%

Service revenue increased $0.7 million, or 4%, in 2015 compared to 2014, due to increases in service revenue generated in North America offset partially by decreases in service revenue generated in both Asia and EMEA. The increase in North American service revenue was driven largely by a significant increase from an existing Fortune 500 customer as well as the addition of a new Fortune 500 customer, partially offset by decreases due to the completion of existing projects with customers. The decrease in Asia was driven by the completion of two large handheld programs in 2014. Both programs were accounted for under the zero profit percentage of completion accounting method in which we recognized revenue during the project equal to our cost and recognized the remaining revenue, equal to the gross profit on the program, at completion.

We continue to work on the MyFord Touch, a project we began with Ford during the second quarter of 2008; however, we now conduct these services through an agreement with Microsoft and, as of 2014, an agreement with Elektrobit Automotive. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on developing and integrating new user applications for the MyFord Touch, enhancing existing applications and customizing the MyFord Touch platform for additional vehicle models. The MyFord Touch program contributed $2.9 million in service revenue in 2015 compared to $2.8 million in 2014, an increase of $0.1 million or 4%. The decrease is attributable to a reduction in the number of engineers working on the MyFord Touch project as the amount of work on the increasingly mature platform has declined. In December 2014, Ford introduced Sync 3, the next generation MyFord Touch program that is scheduled to be deployed on cars in 2016 and will be based on QNX software from Blackberry instead of software from Microsoft, and thus our role on the program has been scaled back. We expect our role on MyFord Touch will continue to diminish or be eliminated because of the transition to QNX software for the next generation Sync 3 and our revenue and resulting gross profit will decline accordingly. Specifically, we have been informed by Elektrobit that they will require significantly fewer personnel resources from us in 2016 as Ford has decided to limit development efforts on the current generation of the Sync 2 platform, which will adversely impact our revenues and utilization rates beginning in the first half of 2016.

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

Under this rebate program, we recognized $326,000 and $298,000 of rebate credits in 2015 and 2014, respectively, which were accounted for as reductions in cost of sales. We received $888,000 and $195,000 in rebates during 2015 and 2014, respectively, which were accounted for as reductions in marketing expenses. There was a balance of $641,000 in outstanding rebate credits we qualified for as of December 31, 2015, which will be accounted for as reductions in marketing expense if and when qualified program expenditures are made.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended
	December 31,
	2015	2014
Software gross profit	$15,271	$11,758
Software gross margin	18%	15%
Service gross profit	$5,199	$4,769
Service gross margin	25%	24%
Total gross profit	$20,470	$16,527
Total gross margin	19%	17%

Software gross profit and gross margin

Software gross profit increased by $3.5 million, or 30%, in 2015 compared to 2014, while software gross margin increased by three percentage points to 18% in 2015 from 15% in 2014.

Third-party software gross margin was 15% in 2015, compared to 14% in 2014 driven largely by improvements in gross margin on Microsoft Windows Embedded sales as a result of operational efficiencies, favorable product and customer mix, increased sales to an existing customer with extended payment terms and the timing of completion of customer contractual commitments. Proprietary software gross margin was 85% in 2015 compared to 75% in 2014. Proprietary software revenue increased by 44%, and margins improved as a result of the relatively fixed software cost of sales for these products.

Service gross profit and gross margin

Service gross profit increased $0.4 million, or 9%, in 2015 compared to 2014 driven by a $0.7 million increase in service revenue offset by a $0.3 million increase in service cost of sales. Service gross margin was 25% in 2015, a one percentage point increase from 24% in 2014. The increase in service gross margin was driven primarily by an improvement in utilization as well as the cost reduction effort initiated during the fourth quarter of 2013.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). Selling, general and administrative expenses were essentially flat at $12.4 million in 2015 and 2014. Changes included reductions due to the timing of the receipt of funds in 2015 from the Microsoft rebate program for qualified marketing expenses which are accounted for as a reduction in marketing expenses when received, partially offset by higher commission and bonus expenses as well as higher stock-based compensation costs in 2015. Selling, general and administrative expenses represented approximately 11% of our total revenue in 2015 compared to approximately 13% of revenue in 2014.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses decreased $41,000, or 2%, to $1.6 million in 2015, from $1.7 million in 2014. Research and development expenses represented approximately 2% of total revenue in both 2015 and 2014. Research and development expenses are expensed when incurred.

Other income (expense), net

Other income (expense) consists of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. Net other income was $132,000 in 2015 compared to net other expense of $101,000 in 2014, representing a change of $233,000. This change was a result of more favorable foreign currency transactions in 2015 compared to those in 2014 and by higher interest income recorded in 2015 compared to 2014.

Income taxes

Income tax expense was $470,000 in 2015, based on income before tax of $6.6 million. Our effective tax rate in 2015 was 7.1% and in 2014 was 1.6%, both of which are below the statutory rate of 34%, primarily due to the full valuation allowance on U.S. deferred tax assets. Income tax expense was $38,000 in 2014, based on income before tax of $2.4 million.

We apply the guidance of ASC 740, Income Taxes, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historic levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2015, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets. In addition, we determined that a partial increase in the valuation allowance against our deferred tax assets in Japan of $100,000 was warranted.

Liquidity and Capital Resources

As of December 31, 2015, we had $30.0 million of cash, cash equivalents, short-term investments and restricted cash, compared to $26.6 million at December 31, 2014. Of these amounts, $16.4 million and $13.1 million were classified as cash and cash equivalents at December 31, 2015 and December 31, 2014, respectively,

Restricted cash is classified as long term and was $250,000 at both December 31, 2015 and 2014. This cash is restricted under the terms of our headquarters operating lease which will continue to secure that obligation through its expiration in 2020. Our working capital was $32.2 million at December 31, 2015, compared to $23.7 million at December 31, 2014.

Net cash provided by operating activities was $2.9 million in 2015, driven by our net income of $6.1 million and non-cash expenses of $2.3 million, offset by negative net working capital changes of $5.5 million (which were primarily composed of an increase in accounts receivable of $5.4 million). Net cash provided by operating activities was $5.3 million in 2014, driven by our net income of $2.3 million, positive net working capital changes of $1.4 million and non-cash expenses of $1.6 million.

Net cash used for investing activities was $0.3 million in 2015, due to fixed asset purchases. Maturities of short-term investments of $25.1 million were fully reinvested, resulting in no net change in cash due to purchases and sales of our investment portfolio. Net cash used for investing activities was $6.3 million in 2014, resulting from purchases in short-term investments exceeding maturities by $6.0 million and $0.3 million in fixed asset purchases.

Financing activities generated $716,000 in 2015 and $666,000 in 2014 resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. We expect our accounts receivable balance to continue to increase during the first few months of 2016 as a result of extended payment terms granted to a customer, with a commensurate decrease in cash and/or short-term investment balances. In September 2015 we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. No amounts were drawn or outstanding as of December 31, 2015. See Item 8, Financial Statements and Supplementary Data, Note 12, Credit Agreement, for more information regarding this agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.3 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million in 2020; and
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

Recent Developments

Microsoft has implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these upcoming changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results beginning in 2016. However, during December 2015, we entered into transition OVRP agreements with Microsoft and a majority of our customers that extended the 2015 pricing for all of 2016. The sale of Microsoft operating systems represented approximately 75% and 73% of our total revenue and approximately 56% and 52% of our total gross margin for the years ended December 31, 2015 and 2014, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 11, 2016

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$16,443	$13,127
Short-term investments	13,280	13,263
Accounts receivable, net of allowance for doubtful accounts of $62 at December 31, 2015 and $125 at December 31, 2014	19,009	13,626
Prepaid expenses and other current assets	580	717
Total current assets	49,312	40,733
Equipment, furniture and leasehold improvements, net	1,167	1,336
Restricted cash equivalents	250	250
Deferred tax assets	145	401
Intangible assets, net	594	729
Goodwill	3,738	3,738
Other non-current assets	52	54
Total assets	$55,258	$47,241
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$11,789	$12,247
Accounts payable	188	165
Accrued compensation	2,390	2,106
Other accrued expenses	1,277	1,539
Deferred rent, current portion	298	275
Deferred revenue	1,135	712
Total current liabilities	17,077	17,044
Deferred tax liability	97	144
Deferred rent	1,177	1,476
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,092,598 shares issued and outstanding at December 31, 2015 and 11,767,577 shares issued and outstanding at December 31, 2014	133,331	131,071
Accumulated other comprehensive loss	(869)	(846)
Accumulated deficit	(95,555)	(101,648)
Total shareholders' equity	36,907	28,577
Total liabilities and shareholders' equity	$55,258	$47,241

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenue:
Software	$86,208	$76,247
Service	20,393	19,669
Total revenue	106,601	95,916
Cost of revenue:
Software	70,937	64,489
Service	15,194	14,900
Total cost of revenue	86,131	79,389
Gross profit	20,470	16,527
Operating expenses:
Selling, general and administrative	12,400	12,363
Research and development	1,639	1,680
Total operating expenses	14,039	14,043
Income from operations	6,431	2,484
Other income (expense), net	132	(101)
Income before income taxes	6,563	2,383
Income tax expense	(470)	(38)
Net income	$6,093	$2,345
Basic income per share	$0.51	$0.20
Diluted income per share	$0.49	$0.20
Shares used in calculation of income per share:
Basic	11,938	11,574
Diluted	12,419	11,788
Comprehensive income (loss):
Net income	$6,093	$2,345
Other comprehensive income (loss):
Foreign currency translation, net of tax	19	(86)
Change in net unrealized gains on investments, net of tax	(4)	(1)
Total other comprehensive income (loss)	15	(87)
Comprehensive income	$6,108	$2,258

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, January 1, 2014	—	$—	11,294,682	$129,423	$(759)	$(103,993)	$24,671
Exercise of stock options	—	—	327,050	666	—	—	666
Share-based compensation, including issuance of restricted stock	—	—	145,845	982	—	—	982
Net income	—	—	—	—	—	2,345	2,345
Foreign currency translation adjustment, net of tax	—	—	—	—	(86)	—	(86)
Change in unrealized gains on investments, net of tax	—	—	—	—	(1)	—	(1)
Balance, December 31, 2014	—	$—	11,767,577	$131,071	$(846)	$(101,648)	$28,577
Exercise of stock options	—	—	250,196	744	—	—	744
Share-based compensation, including issuance of restricted stock	—	—	74,825	1,516	—	—	1,516
Net income	—	—	—	—	—	6,093	6,093
Foreign currency translation adjustment, net of tax	—	—	—	—	(19)	—	(19)
Change in unrealized gains on investments, net of tax	—	—	—	—	(4)	—	(4)
Balance, December 31, 2015	—	$—	12,092,598	$133,331	$(869)	$(95,555)	$36,907

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,093	$2,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	624
Realized loss on disposal of assets	—	33
Stock-based compensation	1,516	982
Deferred income taxes	209	(85)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,383)	2,267
Prepaid expenses and other assets	139	1,601
Third-party software fees payable	(458)	(499)
Accounts payable and accrued expenses	45	(456)
Deferred revenue	423	(1,465)
Deferred rent	(276)	(21)
Net cash provided by operating activities	2,883	5,326
Cash flows from investing activities:
Purchases of equipment and furniture	(272)	(320)
Proceeds from maturities of short-term investments	25,081	9,845
Purchases of short-term investments	(25,089)	(15,814)
Net cash used for investing activities	(280)	(6,289)
Cash flows from financing activities—proceeds from exercise of stock options	716	666
Effect of exchange rate changes on cash	(3)	(86)
Net increase (decrease) in cash and cash equivalents	3,316	(383)
Cash and cash equivalents, beginning of year	13,127	13,510
Cash and cash equivalents, end of year	$16,443	$13,127
Supplemental cash flow information:
Cash paid for income taxes	$310	$8
Non-cash investing activity--leasehold improvements & furniture funded by landlord	$—	$1,128

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

Basis of Consolidation

The consolidated financial statements include the accounts of BSQUARE and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Income Per Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended
	December 31,
	2015	2014
Weighted average shares outstanding for basic income per share	11,938	11,574
Dilutive effect of common stock equivalent shares	481	214
Weighted average shares outstanding for diluted income per share	12,419	11,788

Common stock equivalent shares of 213,820 and 901,069 were excluded from the computations of basic and diluted income per share for the years ended December 31, 2015 and 2014, respectively, because their effect was anti-dilutive.

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

Equipment, Furniture and Leasehold Improvements

We account for equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from two to ten years. Maintenance and repairs costs are expensed as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the consolidated statements of income. When facts and circumstances indicate that the value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

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

Goodwill

We evaluate goodwill for impairment in the fourth quarter annually, or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. If it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, no further testing is performed. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Research and Development

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs would be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally this would be reached after all high-risk development issues have been resolved through coding and testing, and would occur shortly before the product is released. Amortization of costs incurred after this point would be included in cost of revenue over the estimated life of the products. As of December 31, 2015 and 2014, we have not recorded any such capitalized costs.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $23,000 in 2015 and $558,000 in 2014.

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

Comprehensive Income

Comprehensive income refers to net income and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net income.

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

We apply the guidance of Accounting Standards Codification (ASC) 740, Income Taxes, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historic levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2015, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets. In addition, we determined that a partial increase in the valuation allowance against our deferred tax assets in Japan of $100,000 was warranted.

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

Foreign Currency

The functional currency of foreign subsidiaries is their local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included in Other Comprehensive Income and Accumulated Other Comprehensive Loss, a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

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

In certain rare circumstances we will grant extended terms to highly credit-worthy customers. The terms we offer are fixed and determinable; they are for sales of perpetual software licenses, they do not exceed twelve months in duration, they do not include multiple element arrangements requiring post-contract support, they do not permit returns or exchanges past thirty days and they do not require any additional services be provided by us.

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

In certain situations when it is impractical for us to reliably estimate either specific amounts or ranges of contract revenues and costs, and where we anticipate that we will not incur a loss, a zero profit model is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted. This method was used in 2013 and 2014 for two engineering service contracts in Japan completed in 2014.

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

Revenue is recognized net of any applicable sales taxes collected from customers and remitted to governmental authorities. Shipping and handling costs are generally billed to customers and are included in cost of revenue in the consolidated statements of income.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective from annual and interim reporting periods beginning after December 31, 2016. We are currently evaluating the impact this ASU may have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this standard require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this standard apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this standard. We adopted the new guidance retrospectively beginning with the year ended December 31, 2014, and applied such guidance consistently for the year ended December 31, 2015. The adoption of this update resulted in the reclassification of a current deferred tax asset of $10,000 to a noncurrent deferred tax asset on our accompanying consolidated balance sheets as of December 31, 2014.

2.	Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	December 31,
	2015	2014
Cash	$7,270	$2,763
Cash equivalents—money market funds	1,500	—
Corporate commercial paper	5,404	9,362
Corporate debt securities	2,269	1,002
Total cash and cash equivalents	16,443	13,127
Short-term investments:
Corporate commercial paper	6,245	550
Treasury bonds	1,007	—
Corporate debt securities	6,028	12,713
Total short-term investments	13,280	13,263
Restricted cash equivalents—money market fund	250	250
Total cash, cash equivalents, short-term investments and restricted cash equivalents	$29,973	$26,640

Gross unrealized gains and losses on our cash equivalents and short-term investments were not material as of December 31, 2015 and December 31, 2014. Our restricted cash balance at December 31, 2015 and 2014 relates to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,404	$—	$5,404
Corporate commercial paper	—	1,500	1,500
Corporate debt	—	2,269	$2,269
Total cash equivalents	5,404	3,769	9,173
Short-term investments:
Corporate commercial paper	—	6,245	6,245
Treasury bonds	—	1,007	1,007
Corporate debt	—	6,028	6,028
Total short-term investments	—	13,280	13,280
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$5,654	$17,049	$22,703

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$9,362	$—	$9,362
Corporate debt	—	1,002	1,002
Total cash equivalents	9,362	1,002	10,364
Short-term investments:
Corporate commercial paper	—	550	550
Corporate debt	—	12,713	12,713
Total short-term investments	—	13,263	13,263
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$9,612	$14,265	$23,877

4.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$2,667	$2,489
Office furniture and equipment	305	343
Leasehold improvements	1,197	1,212
Total	4,169	4,044
Less: accumulated depreciation and amortization	(3,002)	(2,708)
Equipment, furniture and leasehold improvements, net	$1,167	$1,336

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $440,000 in 2015 and $491,000 in 2014. We did not have any asset write-offs in 2015. We wrote off approximately $1.3 million of assets with remaining net book value of $33,000 in 2014, primarily in conjunction with our move to new facilities.

5.	Goodwill and Intangible Assets

Goodwill was recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA Limited in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. BSQUARE operates as a single reporting unit, and BSQUARE EMEA, Ltd. falls within that reporting unit. There was no change in the carrying amount of goodwill for the years ended December 31, 2015 and 2014.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(681)	$594

December 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(546)	$729

Amortization expense was $135,000 and $134,000 for 2015 and 2014, respectively. As of December 31, 2015, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2016	$130
2017	98
2018	98
2019	98
2020	98
2021	72
Total	$594

6.	Other Income (expense), Net

The components of other income (expense), net are as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Interest income	$53	$36
Other expense	79	(137)
Total	$132	$(101)

7.	Income Taxes

Income before income taxes consists of the following (in thousands):

	Year Ended
	December 31,
	2015	2014
U.S.	$6,280	$1,805
Foreign	283	578
Total	$6,563	$2,383

Income tax expense consists of the following (in thousands):

	Year Ended
	December 31,
	2015	2014
Current taxes:
Federal	$104	$(106)
State and local	39	8
Foreign	97	212
Current taxes	240	114
Deferred taxes:
Federal	$—	$—
State and local	—	—
Foreign	230	(76)
Deferred taxes	230	(76)
Total	$470	$38

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2015	2014
Net deferred income tax assets:
Depreciation and amortization	$322	$472
Accrued expenses and reserves	720	921
Net operating loss carryforwards	20,135	22,194
Capital loss carryforwards	—	197
Research and development credit carryforwards	2,673	2,700
Stock-based compensation	750	615
Gross deferred tax assets	24,600	27,099
Less: valuation allowance	(24,552)	(26,842)
Net deferred tax assets	$48	$257

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2015	2014
Net deferred tax assets:
Deferred tax assets—non-current	$145	$401
Deferred tax liability	(97)	(144)
Net deferred tax assets	$48	$257

As of December 31, 2015, our deferred tax assets were primarily the result of U.S. net operating loss and R&D credit carryforwards. We have applied a full valuation allowance against the U.S. deferred tax assets and a partial valuation allowance against deferred tax assets in Japan. Valuation allowances of $24.6 million and $26.8 million have been recorded against our gross deferred tax asset balance as of December 31, 2015 and December 31, 2014, respectively.

We apply the guidance of ASC 740, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historic levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2015, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets. In addition, we determined that a partial increase in the valuation allowance against our deferred tax assets in Japan of $100,000 was warranted.

The provision for income taxes differs from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income, as a result of the following (in thousands, except percentages):

	Year Ended
	December 31,
	2015		2014
U.S. Federal tax expense at statutory rates	$2,231	34.0%	$810	34.0%
Increase (decrease) resulting from:
Tax credits	130	2.0%	(27)	(1.1)%
State income tax	14	0.2%	4	0.2%
International operations	20	0.3%	(360)	(15.2)%
Incentive stock options	(66)	(1.0)%	70	3.0%
Valuation allowance	(2,121)	(32.4)%	(696)	(29.2)%
Expiration of state net operating loss carryforwards	236	3.6%	245	10.3%
Other, net	26	0.4%	(8)	(0.4)%
Tax expense and effective tax rate	$470	7.1%	$38	1.6%

At December 31, 2015, we had approximately $54.4 million of federal and $1.6 million of state net operating loss carryforwards, which have begun to expire, including $0.2 million of state losses in 2017. Of the federal net operating loss carryforwards, an aggregate of $36.4 million will expire in 2022 and 2023. We also have $2.7 million of tax credit carryforwards, which begin to expire in 2018. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code which restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2015 or 2014.

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

Contractual Commitments

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; Taipei, Taiwan; Trowbridge, UK; and Tokyo, Japan. We also lease office space on a month-to-month basis in Akron, Ohio; and on an annual basis in San Diego, California; and Boston, Massachusetts.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $1.1 million in 2015 and $1.2 million in 2014.

As of December 31, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is recorded as restricted cash equivalents.

Operating lease commitments at December 31, 2015 are as follows (in thousands):

2016	$1,289
2017	1,182
2018	1,103
2019	1,038
2020	437
Total	$5,049

Volume Pricing Agreements

In conjunction with our activities under the OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), we enter into OEM Volume Royalty Program (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods relating to existing agreements.

Microsoft is in the process of implementing significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015, Microsoft granted extensions for certain of the OVRPs through 2016.

9.	Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to fair market value on the date of grant. These options have a term of up to 10 years and vest over predetermined periods, generally one to four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs.

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

	Year Ended
	December 31,
	2015	2014
Dividend yield	0%	0%
Expected life	3.3 years	3.3 years
Expected volatility	52%	59%
Risk-free interest rate	1.2%	1.3%

The impact on our results of operations of recording stock-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended
	December 31,
	2015	2014
Cost of revenue—service	$508	$236
Selling, general and administrative	925	698
Research and development	83	48
Total stock-based compensation expense	$1,516	$982
Per basic and diluted share	$0.12	$0.08

Stock Option Activity

The following table summarizes stock option activity under the Plans for 2015 and 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Balance at January 1, 2014	1,515,621	$3.36	3.93
Granted	848,208	3.53
Exercised	(393,128)	2.50
Forfeited	(122,280)	3.28
Expired	(295,061)	4.34
Balance at December 31, 2014	1,553,360	$3.50	7.04
Granted	564,450	6.37
Exercised	(250,196)	3.18
Forfeited	(81,666)	4.01
Expired	(7,251)	2.82
Balance at December 31, 2015	1,778,697	$4.43	7.83	$3,166,290
Vested and expected to vest at December 31, 2015	1,656,034	$4.35	7.72	$3,065,335
Exercisable at December 31, 2015	762,555	$3.61	6.28	$1,911,371

At December 31, 2015, total compensation cost related to stock options granted under the Plans but not yet recognized was $1,326,412, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.26 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options:

	Year Ended
	December 31,
	2015	2014
Weighted average grant-date fair value for options granted during the year	$3.13	$1.73
Vested options in-the-money at December 31	703,765	443,309
Aggregate intrinsic value of options exercised during the year	$860,743	$436,770

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2015 and 2014:

		Weighted
		Average
	Number of	Award
	Shares	Price
Unvested at January 1, 2014	187,382	$4.40
Granted	110,235	3.21
Vested	(159,565)	3.68
Forfeited	(57,873)	5.51
Unvested at December 31, 2014	80,179	$3.40
Granted	117,049	6.34
Vested	(83,789)	4.32
Forfeited	(8,976)	3.15
Unvested at December 31, 2015	104,463	$5.97
Expected to vest after December 31, 2015	92,303	$5.95

At December 31, 2015, total compensation cost related to restricted stock units granted under the Stock Plan but not yet recognized was $357,040, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.34 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans:

	December 31,
	2015	2014
Stock options outstanding	1,778,697	1,553,360
Restricted stock units outstanding	104,463	80,179
Stock options available for future grant	1,020,477	654,083
Common stock reserved for future issuance	2,903,637	2,287,622

10.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan, The BSQUARE Corporation 401(k) Plan and Trust, (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $269,000 in 2015 and $243,000 in 2014. Of the annual matching contributions, $26,000 of the 2015 and $114,000 of the 2014 contributions were composed of transfers from the Profit Sharing Plan’s forfeiture account.

11.	Significant Risk Concentrations

Significant Customer

One customer, Honeywell International Inc., accounted for 16% of total revenue in 2015. One customer, Future Electronics, Inc., accounted for 12% of total revenue in 2014. No other customers accounted for 10% or more of total revenue in either 2015 or 2014.

Honeywell International, Inc. and affiliated entities had total accounts receivable balances of $6.1 million, or 32% of total accounts receivable, as of December 31, 2015. No other customer accounted for 10% or more of total accounts receivable at December 31, 2015 or 2014.

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

Under this rebate program, we recognized $326,000 and $298,000 of rebate credits in 2015 and 2014, respectively, which were accounted for as reductions in cost of sales. We received $888,000 and $195,000 in rebates during 2015 and 2014, respectively, which were accounted for as reductions in marketing expenses. There was a balance of $641,000 in outstanding rebate credits we qualified for as of December 31, 2015, which will be accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Microsoft is in the process of implementing significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015, Microsoft granted extensions for certain of the OVRPs through 2016.

12.	Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of December 31, 2015.

There were no amounts outstanding under the Credit Agreement as of December 31, 2015.

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

	Year Ended
	December 31,
	2015	2014
Total revenue:
North America	$97,858	$85,910
Asia	3,405	4,967
Europe	5,338	5,039
Total revenue	$106,601	$95,916

	December 31,
	2015	2014
Long-lived assets:
North America	$1,353	$1,597
Asia	247	360
Europe	4,345	4,453
Total long-lived assets	$5,945	$6,410

14.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2015 and 2014:

	Condensed Consolidated Statements of Operations
	2015
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$25,028	$26,435	$28,873	$26,265
Gross profit	4,916	4,873	5,232	5,449
Income from operations	1,297	1,387	1,871	1,876
Net income	$1,140	$1,245	$1,885	$1,823
Basic income per share	$0.09	$0.10	$0.16	$0.15
Diluted income per share	$0.09	$0.10	$0.15	$0.15
Shares used in calculation of income per share:
Basic	12,047	11,959	11,856	11,778
Diluted	12,649	12,466	12,295	12,057

	Condensed Consolidated Statements of Operations
	2014
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$25,595	$24,535	$23,055	$22,731
Gross profit	4,764	3,963	4,265	3,535
Income (loss) from operations	1,288	723	670	(197)
Net income (loss)	$1,396	$691	$651	$(393)
Basic income (loss) per share	$0.12	$0.06	$0.06	$(0.03)
Diluted income (loss) per share	$0.12	$0.06	$0.06	$(0.03)
Shares used in calculation of income (loss) per share:
Basic	11,735	11,655	11,510	11,390
Diluted	11,945	11,832	11,715	11,390

	Condensed Consolidated Balance Sheets
	2015
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$29,723	$29,311	$29,430	$26,594
Accounts receivable, net	19,009	15,560	15,418	13,490
Total current assets	49,312	45,395	45,557	40,799
Total assets	55,258	51,593	51,813	47,161
Third-party software fees payable	11,789	10,184	12,361	10,793
Accounts payable	188	285	191	211
Accrued compensation	2,390	2,333	2,173	1,738
Other accrued expenses	1,277	1,320	1,501	1,374
Total current liabilities	17,077	15,120	17,147	14,951
Common stock	133,331	132,601	131,962	131,410
Accumulated deficit	(95,555)	(96,695)	(97,940)	(99,825)
Total shareholders' equity	36,907	35,077	33,189	30,662
Total liabilities and shareholders' equity	55,258	51,593	51,813	47,161

	Condensed Consolidated Balance Sheets
	2014
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$26,390	$25,221	$24,131	$22,976
Accounts receivable, net	13,626	11,749	11,235	13,130
Total current assets	40,733	37,427	36,941	37,926
Total assets	47,241	43,942	43,428	44,601
Third-party software fees payable	12,247	9,941	9,528	11,424
Accounts payable	165	171	61	187
Accrued compensation	2,106	1,843	2,160	1,722
Other accrued expenses	1,539	1,607	1,661	1,711
Total current liabilities	17,044	15,066	15,418	17,751
Common stock	131,071	130,709	130,449	129,946
Accumulated deficit	(101,648)	(103,044)	(103,735)	(104,385)
Total shareholders' equity	28,577	26,940	26,086	24,879
Total liabilities and shareholders' equity	47,241	43,942	43,428	44,601

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Continuing Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services is included in our definitive proxy statement for our 2016 annual meeting of shareholders to be filed with the SEC under the captions “Proposal No. 3 – Ratify Appointment of Independent Registered Public Accounting Firm” and “Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2015 and 2014.
B.	Consolidated Statements of Operations and Comprehensive Income for 2015 and 2014.
C.	Consolidated Statements of Shareholders’ Equity for 2015 and 2014.
D.	Consolidated Statements of Cash Flows for 2015 and 2014.
2.	Financial Statement Schedules.

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

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	February 11, 2016	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date:	February 11, 2016	By:	/s/ Martin L. Heimbigner
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2016, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JERRY D. CHASE Jerry D. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Martin L. Heimbigner Martin L. Heimbigner	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ ANDREW S. G. HARRIES Andrew S. G. Harries	Chairman of the Board

/S/ Robert J. Chamberlain Robert J. Chamberlain	Director

/S/ ELLIOTT H. JURGENSEN, JR. Elliott H. Jurgensen, Jr.	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA A. VANDERMEULEN Kendra A. VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit			File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)		333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1			000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1			000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2			000-27687
10.1(1)(3)	Fourth Amended and Restated Stock Plan, as amended		S-8	7/16/2015	4.1			333-205707
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)		000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	(1)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)		000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1			000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)		000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)		000-27687
10.3(1)	Form of Indemnification Agreement		S-1	8/17/1999	10.4			333-85351
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19			000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1			000-27687
10.5(1)	Employment Letter Agreement with Jerry D. Chase dated February 21, 2014		10-Q	5/15/2014	10.1			000-27687
10.6(1)	Employment Letter Agreement with Marty L. Heimbigner dated October 22, 2014		8-K	10/28/2014	10.1			000-27687
10.7(1)	Amended and Restated Employment Letter Agreement with Mark D. Whiteside dated February 21, 2014		10-Q	5/15/2014	10.3			000-27687
10.8(1)	Employment Letter Agreement dated February 21, 2014 with Scott B. Caldwell		10-Q	5/15/2014	10.4			000-27687
10.9(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1			000-27687
10.10	Credit Agreement dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1			000-27687
10.11	Line of Credit Note dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1	2		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
(3)	Replaces previously filed exhibit.