Form 10-Q
period 2016-03-31
BSQUARE CORP /WA
filed 2016-05-05
CIK 1054721

‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 29, 2016: 12,125,786

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,342	$16,443
Short-term investments	15,284	13,280
Accounts receivable, net of allowance for doubtful accounts of $62 at March 31, 2016 and December 31, 2015	21,323	19,009
Prepaid expenses and other current assets	734	580
Total current assets	49,683	49,312
Equipment, furniture and leasehold improvements, net	1,088	1,167
Restricted cash equivalents	250	250
Deferred tax assets	17	145
Intangible assets, net	560	594
Goodwill	3,738	3,738
Other non-current assets	53	52
Total assets	$55,389	$55,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$12,045	$11,789
Accounts payable	470	188
Accrued compensation	1,553	2,390
Other accrued expenses	1,208	1,277
Deferred rent, current portion	304	298
Deferred revenue	742	1,135
Total current liabilities	16,322	17,077
Deferred tax liability	94	97
Deferred rent	1,100	1,177
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,124,035 shares issued and outstanding at March 31, 2016 and 12,092,598 shares issued and outstanding at December 31, 2015	133,774	133,331
Accumulated other comprehensive loss	(846)	(869)
Accumulated deficit	(95,055)	(95,555)
Total shareholders’ equity	37,873	36,907
Total liabilities and shareholders’ equity	$55,389	$55,258

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Software	$20,167	$21,788
Service	5,272	4,477
Total revenue	25,439	26,265
Cost of revenue:
Software	17,161	17,078
Service	3,982	3,738
Total cost of revenue	21,143	20,816
Gross profit	4,296	5,449
Operating expenses:
Selling, general and administrative	3,206	3,007
Research and development	441	566
Total operating expenses	3,647	3,573
Income from operations	649	1,876
Other income, net	21	24
Income before income taxes	670	1,900
Income tax expense	(170)	(77)
Net income	$500	$1,823
Basic income per share	$0.04	$0.15
Diluted income per share	$0.04	$0.15
Shares used in calculation of income per share:
Basic	12,102	11,778
Diluted	12,531	12,057
Comprehensive income (loss):
Net income	$500	$1,823
Other comprehensive income (loss):
Foreign currency translation, net of tax	21	(71)
Change in unrealized gains (losses) on investments, net of tax	(25)	(6)
Total other comprehensive income (loss)	(4)	(77)
Comprehensive income	$496	$1,746

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$500	$1,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	146
Stock-based compensation	413	264
Changes in operating assets and liabilities:
Accounts receivable, net	(2,314)	136
Prepaid expenses and other assets	(30)	12
Third-party software fees payable	256	(1,454)
Accounts payable and accrued expenses	(624)	(487)
Deferred revenue	(393)	(157)
Deferred rent	(71)	(67)
Net cash provided by (used in) operating activities	(2,112)	216
Cash flows from investing activities:
Purchases of equipment and furniture	(38)	(11)
Proceeds from maturities of short-term investments	6,450	5,310
Purchases of short-term investments	(8,438)	(8,687)
Net cash used for investing activities	(2,026)	(3,388)
Cash flows from financing activities—proceeds from exercise of stock options	58	75
Effect of exchange rate changes on cash	(21)	(82)
Net decrease in cash and cash equivalents	(4,101)	(3,179)
Cash and cash equivalents, beginning of period	16,443	13,127
Cash and cash equivalents, end of period	$12,342	$9,948

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2016 and our operating results and cash flows for the three months ended March 31, 2016 and 2015. The accompanying financial information as of December 31, 2015 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances have been eliminated.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU 2015-05 is effective for us in fiscal year 2016. We adopted ASU 2015-05 as of January 1, 2016 on a prospective basis, noting no material impact to the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. We adopted the new guidance retrospectively beginning with the year ended December 31, 2014, and applied such guidance consistently for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-2, “Leases,” to make leasing activities more transparent and comparable, requiring most leases be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-2 is effective for public business entities for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements and related disclosures.

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

We excluded an aggregate of 633,309 options for the three month period ended March 31, 2016 from diluted earnings per share because their effect was anti-dilutive. We excluded an aggregate of 336,925 options for the three month period ended March 31, 2015 from diluted earnings per share because their effect was anti-dilutive.

2. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cash	$8,325	$7,270
Cash equivalents:
Money market funds	2,268	1,500
Corporate commercial paper	1,749	5,404
Corporate debt securities	—	2,269
Total cash equivalents	4,017	9,173
Total cash and cash equivalents	12,342	16,443
Short-term investments:
Corporate commercial paper	10,735	6,245
Treasury bonds	1,008	1,007
Corporate debt securities	3,541	6,028
Total short-term investments	15,284	13,280
Restricted cash equivalents—money market fund	250	250
Total cash, cash equivalents and short-term investments	$27,876	$29,973

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2016 and December 31, 2015. Restricted cash equivalents relates to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized below (in thousands):

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,268	$—	$2,268
Corporate commercial paper	—	1,749	1,749
Corporate debt securities	—	—	—
Total cash equivalents	2,268	1,749	4,017
Short-term investments:
Corporate commercial paper	—	10,735	10,735
Treasury bonds	—	1,008	1,008
Corporate debt securities	—	3,541	3,541
Total short-term investments	—	15,284	15,284
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$2,518	$17,033	$19,551

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,404	$—	$5,404
Corporate commercial paper	—	1,500	1,500
Corporate debt securities	—	2,269	2,269
Total cash equivalents	5,404	3,769	9,173
Short-term investments:
Corporate commercial paper	—	6,245	6,245
Treasury bonds	—	1,007	1,007
Corporate debt securities	—	6,028	6,028
Total short-term investments	—	13,280	13,280
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$5,654	$17,049	$22,703

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA in 2015), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and BSQUARE EMEA falls within that reporting unit. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2016.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets is as follows (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(715)	$560

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(681)	$594

Amortization expense was $34,000 for each of the three month periods ended March 31, 2016 and 2015. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2016	$97
2017	98
2018	98
2019	98
2020	98
2021	71
Total	$560

5. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of March 31, 2016.

There were no amounts outstanding under the Credit Agreement as of March 31, 2016 or December 31, 2015.

6. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively, the “Plans”). Under the Plans, stock options to purchase shares of our common stock may be granted with a fixed exercise price that is equal to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, RSAs and unrestricted stock awards, and RSUs. Expense is recorded for performance options over the requisite service periods when achievement of related performance targets are considered to be probable.

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

	Three Months Ended March 31,
	2016	2015
Dividend yield	0%	0%
Expected life	3.4 years	3.3 years
Expected volatility	55%	53%
Risk-free interest rate	1.1%	1.2%

The impact on our results of operations of stock-based compensation expense for the three month periods ended March 31, 2016 and 2015 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Cost of revenue — service	$138	$113
Selling, general and administrative	249	138
Research and development	26	13
Total stock-based compensation expense	$413	$264
Per diluted share	$0.03	$0.02

Stock Option Activity

The following table summarizes stock option activity under the Plans for the three month period ended March 31, 2016:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2016	1,778,697	$4.43
Granted	168,775	5.82
Exercised	(19,081)	3.14
Forfeited	(15,843)	5.79
Expired	(390)	4.30
Balance at March 31, 2016	1,912,158	$4.56	7.79	$2,918,097
Vested and expected to vest at March 31, 2016	1,776,293	$4.47	7.68	$2,845,908
Exercisable at March 31, 2016	838,549	$3.62	6.23	$1,964,768

At March 31, 2016, total compensation cost related to stock options granted but not yet recognized was $1,431,216, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.35 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2016	2015
Weighted-average grant-date fair value of option grants for the period	$3.06	$2.34
Options in-the-money at period end	1,338,733	1,353,633
Aggregate intrinsic value of options exercised	$49,330	$47,880

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three month period ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	104,463	$5.97
Granted	2,500	5.83
Vested	(13,408)	6.19
Forfeited	—	—
Unvested at March 31, 2016	93,555	$5.94
Expected to vest after March 31, 2016	83,054	$5.91

At March 31, 2016, total compensation cost related to RSUs granted but not yet recognized was $254,334, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.26 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2016:

Stock options outstanding	1,912,158
RSUs outstanding	93,555
Stock awards available for future grant	865,435
Common stock reserved for future issuance	2,871,148

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

Rent expense was $260,000 and $264,000 for the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2016	$971
2017	1,182
2018	1,100
2019	1,038
2020	437
Total commitments	$4,728

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 9, we have entered into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment, but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements, and, therefore, no provision or reserve has been recorded as of March 31, 2016 or as of December 31, 2015.

In late 2015 Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts and its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015 we renewed the majority of our Microsoft licensing customer agreements for 2016 retaining 2015 pricing. As a result, the price changes implemented by Microsoft may not have a significant impact until 2017.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenue:
North America	$24,067	$23,745
Asia	275	1,385
Europe	1,097	1,135
Total revenue	$25,439	$26,265

	March 31, 2016	December 31, 2015
Long-lived assets:
North America	$1,123	$1,353
Asia	258	247
Europe	4,324	4,345
Total long-lived assets	$5,705	$5,945

9. Significant Risk Concentrations

Significant Customer

One customer, Honeywell International, Inc. and affiliated entities (“Honeywell”), accounted for $4.2 million, or 16%, of total revenue for the three months ended March 31, 2016. Another customer, Future Electronics, Inc., accounted for $4.4 million, or 17% of our total revenue for the three month period ended March 31, 2015. No other customers accounted for more than 10% of our revenue for any of the periods noted above.

Honeywell had total accounts receivable balances of $9.4 million, or approximately 48% of total accounts receivable at March 31, 2016 and $6.1 million, or 32% of total accounts receivable at December 31, 2015. No other customers had accounts receivable balances that were 10% or more of the total accounts receivable at March 31, 2016 or December 31, 2015.

Significant Supplier

We have two ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean, the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2017. We also have four ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2017.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $86,000 the three month period ended March 31, 2016 compared to $63,000 during the three month period ended March 31, 2015. These rebates were treated as reductions in cost of sales. Additionally, during the three month period ended March 31, 2016, we qualified for $201,000 in rebate credits compared to $147,000 for the three month period ended March 31, 2015. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Building on the traditional focus of our business noted above, increasingly we are focusing on developing and offering our own products such as DataV to address the emerging IoT market. DataV is an actionable data solution for the IoT market that includes software products, applications and services that turn raw device data into useful, meaningful and actionable data.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenue:
Software	79%	83%
Service	21%	17%
Total revenue	100%	100%
Cost of revenue:
Software	67%	65%
Service	16%	14%
Total cost of revenue	83%	79%
Gross profit	17%	21%
Operating expenses:
Selling, general and administrative	13%	12%
Research and development	2%	2%
Total operating expenses	15%	14%
Income from operations	2%	7%
Other income (expense), net	0%	0%
Income before income taxes	2%	7%
Income tax expense	0%	0%
Net income	2%	7%

Revenue

Our revenue is generated from the sale of software, primarily third-party software that we resell and our own proprietary software, and the sale of engineering services. Total revenue decreased $0.8 million, or 3%, to $25.4 million for the three months ended March 31, 2016, from $26.3 million in the year-ago period. The quarterly decrease was primarily due to lower sales of legacy proprietary software driven by two large purchases of our legacy products in the first quarter of 2015.

Revenue from customers outside of North America decreased $1.1 million, or 46%, to $1.4 million for the three months ended March 31, 2016 compared to $2.5 million in the year-ago period due primarily to decreases in proprietary software sales in Asia.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Software revenue:
Third-party software	$19,917	$19,808
Proprietary software	250	1,980
Total software revenue	$20,167	$21,788
Software revenue as a percentage of total revenue	79%	83%
Third-party software revenue as a percentage of total software revenue	99%	91%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue increased $0.1 million, or 1%, to $19.9 million for the three months ended March 31, 2016, from $19.8 million in the year-ago period. The increase was driven by a $1.8 million increase in Windows Embedded operating system sales driven by volume changes, partially offset by a $0.8 million decrease in sales of Windows Mobile operating systems, also volume-related, as well as a $0.9 million decrease in sales of MobileV and other third party software decreases in revenue from the first quarter of 2015 of $0.9 million.

Proprietary software revenue decreased approximately $1.7 million, or 87%, to $250,000 for the three months ended March 31, 2016, from $2.0 million in the year-ago period, driven by two large purchases of our legacy products in the three months ended March 31, 2015.

Service revenue

Service revenue was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Service revenue	$5,272	$4,477
Service revenue as a percentage of total revenue	21%	17%

Service revenue increased $795,000, or 18%, for the three months ended March 31, 2016, from the year-ago period. The increase was due to the addition of some large North American engagements.

We began working on the MyFord Touch, a project we began with Ford during the second quarter of 2008. Later we conducted the substantial portion of these services through an agreement with Microsoft and, as of 2014, an agreement with Elektrobit Automotive. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on maintenance and support for the MyFord Touch platform. Service revenue from the MyFord Touch program was $662,000 for the three months ended March 31, 2016 and $683,000 for the three months ended March 31, 2015. In December 2014, Ford introduced Sync 3, the current generation MyFord Touch program, for which we are not providing services. We expect our role on MyFord Touch will continue to diminish or be eliminated because of the transition to the next generation Sync 3, and our revenue and resulting gross profit will decline accordingly. Specifically, we expect our Elektrobit assignment will conclude in the second quarter of 2016 and also anticipate a substantial decline in our related Microsoft service contract. This may adversely impact our revenues and utilization rates beginning in the second quarter of 2016.

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

Under this rebate program, we recognized $86,000 during the three month period ended March 31, 2016 compared to $63,000 during the three month period ended March 31, 2015. These rebates were treated as reductions in cost of sales. Additionally, during the three month period ended March 31, 2016, we qualified for $201,000 in rebate credits compared to $147,000 for the three month period ended March 31, 2015. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Software gross profit	$3,006	$4,710
Software gross margin	15%	22%
Service gross profit	$1,290	$739
Service gross margin	24%	17%
Total gross profit	$4,296	$5,449
Total gross margin	17%	21%

Software gross profit and gross margin

Software gross profit decreased by $1.7 million, or 36%, for the three months ended March 31, 2016, from the year-ago period. Our software gross margin decreased by seven percentage points to 15% for the three month period ended March 31, 2016 compared to the year-ago period. The decrease in software gross profit was driven primarily by the decrease in proprietary software revenue compared to a relatively fixed cost base. Third-party software gross margin was flat at 14% for the three months ended March 31, 2016 compared to the year-ago period. Proprietary software gross margin was 56% for the three months ending March 31, 2016, compared to 93% in the year-ago period, with the decrease due to lower revenue combined with a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit increased by $551,000, or 75%, for the three months ended March 31, 2016 from the year-ago period. Service gross margin increased by seven percentage points to 24% for the three months ended March 31, 2016 compared to the year-ago period. The increase in service gross profit was driven by the $795,000 increase in service revenue for the three month period ended March 31, 2016 compared to the prior year period, and by a combination of improved utilization and increased realized rates per hour for the current year period compared to the prior year period.

Operating expenses

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). SG&A expenses increased by approximately $0.2 million, or 7%, to $3.2 million for the three months ended March 31, 2016, from $3.0 million in the year-ago period. The quarterly increase was driven by our continued investment in marketing for our new products. SG&A expenses represented 13% of our total revenue for the three month period ended March 31, 2016 and 12% for the three month period ended March 31, 2015.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses decreased $125,000, or 22%, to $441,000 for the three months ended March 31, 2016, from $566,000 in the year-ago period due primarily to a reduction in spending on our MobileV product. R&D expenses represented 2% of our total revenue for the three month period ended March 31, 2016, unchanged from the three month period ended March 31, 2015.

Other income, net

Net other income consists primarily of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains and losses on foreign exchange transactions. Other income, net, decreased by $3,000 to $21,000 for the three months ended March 31, 2016, compared to net other income of $24,000 in the year-ago period.

Income tax expense

Income tax expense was $170,000 for the three months ended March 31, 2016, compared to $77,000 in the year-ago period, an increase of $93,000. The change was primarily due to an increase in the valuation allowance related to deferred tax assets in Japan, as a result of new tax legislation limiting the utilization of net operating loss carryforwards. The 2015 expense was primarily comprised of alternative minimum tax obligations not offset by net operating loss carryforwards and an increase in the valuation allowance for deferred tax assets related to our Japanese subsidiary.

The effective tax rate for the three months ended March 31, 2016 was approximately 25%, of which 21% was due to Japanese valuation allowances. It was lower than the U.S. statutory rate of 34% primarily because of U.S. net operating loss carryforwards available to offset current year taxable income and a full valuation allowance on deferred tax assets, offset by alternative minimum tax accruals.

Liquidity and Capital Resources

As of March 31, 2016, we had $27.9 million of cash, cash equivalents, investments and restricted cash equivalents, compared to $30.0 million at December 31, 2015.

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2016, driven primarily by net income, offset by a $2.3 million increase in net accounts receivable, combined with other non-cash expenses and working capital changes. Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2015, driven by net income, offset by reductions in accrued third-party software fees, other payables and accrued expenses.

Investing activities used cash of $2.0 million for the three months ended March 31, 2016, due to a net increase in short-term investments of $2.0 million and capital expenditures of $38,000. Investing activities used cash of $3.4 million for the three months ended March 31, 2015 due to a $3.4 million net increase in short-term investments.

Financing activities generated $58,000 during the three months ended March 31, 2016, and $75,000 during the three months ended March 31, 2015, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. We expect our accounts receivable balance to increase into mid-2016 as a result of extended payment terms we have agreed to with a highly credit-worthy customer, with a commensurate decrease in cash and/or short-term investments balances. In September 2015 we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. No amounts were drawn or were outstanding as of March 31, 2016 or December 31, 2015. See Item 1, Financial Statements, Note 5, Credit Agreement in this Quarterly Report on Form 10-Q for more information on this agreement.

Cash Commitments

We have the following future or potential cash commitments:

●	Minimum rents payable under operating leases total $1.0 million for the remainder of 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and
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

Recent Developments

In late 2015 Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these upcoming changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in 2016 and beyond. However, during December 2015, we entered into transition OVRP agreements with Microsoft and a majority of our customers that extended the 2015 pricing for all of 2016. The sale of Microsoft operating systems represented approximately 77% and 71% of our total revenue and approximately 63% and 45% of our total gross margin for the three-month periods ended March 31, 2016 and 2015, respectively.

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

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 5, 2016	By:	/s/ Martin L. Heimbigner
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