Form 10-Q
period 2016-06-30
BSQUARE CORP /WA
filed 2016-08-03
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding as of July 29, 2016: 12,262,698

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,619	$16,443
Short-term investments	16,279	13,280
Accounts receivable, net of allowance for doubtful accounts of $62 at June 30, 2016 and December 31, 2015	19,377	19,009
Prepaid expenses and other current assets	784	580
Total current assets	47,059	49,312
Equipment, furniture and leasehold improvements, net	1,037	1,167
Restricted cash equivalents	250	250
Deferred tax assets	17	145
Intangible assets, net	526	594
Goodwill	3,738	3,738
Other non-current assets	53	52
Total assets	$52,680	$55,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$8,403	$11,789
Accounts payable	328	188
Accrued compensation	2,093	2,390
Other accrued expenses	1,715	1,277
Deferred rent, current portion	309	298
Deferred revenue	559	1,135
Total current liabilities	13,407	17,077
Deferred tax liability	87	97
Deferred rent	1,020	1,177
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,243,330 shares issued and outstanding at June 30, 2016 and 12,092,598 shares issued and outstanding at December 31, 2015	134,264	133,331
Accumulated other comprehensive loss	(858)	(869)
Accumulated deficit	(95,240)	(95,555)
Total shareholders’ equity	38,166	36,907
Total liabilities and shareholders’ equity	$52,680	$55,258

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Software	$18,735	$23,676	$38,902	$45,464
Service	4,003	5,197	9,275	9,674
Total revenue	22,738	28,873	48,177	55,138
Cost of revenue:
Software	15,459	19,956	32,620	37,034
Service	3,386	3,685	7,368	7,423
Total cost of revenue	18,845	23,641	39,988	44,457
Gross profit	3,893	5,232	8,189	10,681
Operating expenses:
Selling, general and administrative	3,204	2,939	6,410	5,946
Research and development	774	422	1,215	988
Total operating expenses	3,978	3,361	7,625	6,934
Income (loss) from operations	(85)	1,871	564	3,747
Other income, net	55	68	76	92
Income (loss) before income taxes	(30)	1,939	640	3,839
Income tax expense	(155)	(54)	(325)	(131)
Net income (loss)	$(185)	$1,885	$315	$3,708
Basic income (loss) per share	$(0.02)	$0.16	$0.03	$0.31
Diluted income (loss) per share	$(0.02)	$0.15	$0.03	$0.30
Shares used in calculation of income (loss) per share:
Basic	12,152	11,856	12,127	11,826
Diluted	12,152	12,295	12,559	12,195
Comprehensive income (loss):
Net income (loss)	$(185)	$1,885	$315	$3,708
Other comprehensive income (loss):
Foreign currency translation, net of tax	13	88	34	14
Change in unrealized gains (losses) on investments, net of tax	2	2	(23)	(4)
Total other comprehensive income (loss)	15	90	11	10
Comprehensive income (loss)	$(170)	$1,975	$326	$3,718

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$315	$3,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	303	288
Stock-based compensation	628	569
Changes in operating assets and liabilities:
Accounts receivable, net	(368)	(1,792)
Prepaid expenses and other assets	(87)	17
Third-party software fees payable	(3,386)	114
Accounts payable and accrued expenses	281	54
Deferred revenue	(576)	(78)
Deferred rent	(146)	(132)
Net cash provided by (used in) operating activities	(3,036)	2,748
Cash flows from investing activities:
Purchases of equipment and furniture	(105)	(44)
Proceeds from maturities of short-term investments	12,950	9,481
Purchases of short-term investments	(15,926)	(13,678)
Net cash used for investing activities	(3,081)	(4,241)
Cash flows from financing activities—proceeds from exercise of stock options	333	322
Effect of exchange rate changes on cash	(40)	10
Net decrease in cash and cash equivalents	(5,824)	(1,161)
Cash and cash equivalents, beginning of period	16,443	13,127
Cash and cash equivalents, end of period	$10,619	$11,966

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2016, our operating results for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. The accompanying financial information as of December 31, 2015 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances have been eliminated.

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

Income (Loss) Per Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period, and excludes any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. Restricted stock awards (“RSAs”) are considered outstanding and included in the computation of basic income or loss per share when underlying restrictions expire and the awards are no longer forfeitable. Restricted stock units (“RSUs”) are considered outstanding and included in the computation of basic income or loss per share only when vested. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive.

We excluded an aggregate of 1,864,147 and 654,441 options for the three and six months ended June 30, 2016, respectively, from diluted earnings per share because their effect was anti-dilutive. For the three months ended June 30, 2016, this included common stock equivalent shares of 1,188,189 calculated using the treasury stock method that would have been included in diluted earnings per share had we been in a net income position. In a period where we are in a loss position, diluted loss per share is computed using the basic share count. We excluded an aggregate of 114,270 and 130,159 options for the three and six months ended June 30, 2015, respectively, from diluted earnings per share because their effect was anti-dilutive.

2. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cash	$8,583	$7,270
Cash equivalents:
Money market funds	1,536	1,500
Corporate commercial paper	500	5,404
Corporate debt securities	—	2,269
Total cash equivalents	2,036	9,173
Total cash and cash equivalents	10,619	16,443
Short-term investments:
Corporate commercial paper	10,990	6,245
Treasury bonds	—	1,007
Corporate debt securities	5,289	6,028
Total short-term investments	16,279	13,280
Restricted cash equivalents—money market fund	250	250
Total cash, cash equivalents and short-term investments	$27,148	$29,973

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2016 and December 31, 2015. The balances in restricted cash equivalents relate to a letter of credit securing the lease of our corporate headquarters.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below (in thousands):

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,536	$—	$1,536
Corporate commercial paper	—	500	500
Corporate debt securities	—	—	—
Total cash equivalents	1,536	500	2,036
Short-term investments:
Corporate commercial paper	—	10,990	10,990
Treasury bonds	—	—	—
Corporate debt securities	—	5,289	5,289
Total short-term investments	—	16,279	16,279
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$1,786	$16,779	$18,565

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,404	$—	$5,404
Corporate commercial paper	—	1,500	1,500
Corporate debt securities	—	2,269	2,269
Total cash equivalents	5,404	3,769	9,173
Short-term investments:
Corporate commercial paper	—	6,245	6,245
Treasury bonds	—	1,007	1,007
Corporate debt securities	—	6,028	6,028
Total short-term investments	—	13,280	13,280
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$5,654	$17,049	$22,703

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA in 2015), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and BSQUARE EMEA falls within that reporting unit. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2016.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets is as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(749)	$526

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(681)	$594

Amortization expense was $34,000 and $68,000 for the three and six months ended June 30, 2016, respectively, and $34,000 and $68,000 for the three and six months ended June 30, 2015, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2016	$63
2017	98
2018	98
2019	98
2020	98
2021	71
Total	$526

5. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of June 30, 2016.

There were no amounts outstanding under the Credit Agreement as of June 30, 2016 or December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Expected life	3.4 years	3.3 years	3.4 years	3.3 years
Expected volatility	55%	52%	55%	52%
Risk-free interest rate	1.1%	1.3%	1.1%	1.2%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue — service	$36	$105	$173	$218
Selling, general and administrative	150	182	357	320
Research and development	29	18	98	31
Total stock-based compensation expense	$215	$305	$628	$569
Per diluted share	$0.02	$0.02	$0.05	$0.05

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six-month period ended June 30, 2016:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2016	1,778,697	$4.43
Granted	176,075	5.80
Exercised	(124,176)	2.86
Forfeited	(313,148)	5.22
Expired	(878)	5.23
Balance at June 30, 2016	1,516,570	$4.56	6.71	$2,028,252
Vested and expected to vest at June 30, 2016	1,445,567	$4.50	6.61	$1,999,111
Exercisable at June 30, 2016	806,776	$3.73	4.95	$1,558,756

At June 30, 2016, total compensation cost related to stock options granted but not yet recognized was $726,953, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.04 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average grant-date fair value of option grants for the period	$2.87	$1.88	$3.05	$1.92
Options in-the-money at period end	948,745	1,390,199	948,745	1,390,199
Aggregate intrinsic value of options exercised	$310,756	$302,895	$360,086	$350,776

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six-month period ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	104,463	$5.97
Granted	41,429	5.78
Vested	(29,147)	6.11
Forfeited	(15,969)	5.77
Unvested at June 30, 2016	100,776	$5.89
Expected to vest after June 30, 2016	91,667	$5.87

At June 30, 2016, total compensation cost related to RSUs granted but not yet recognized was $370,774, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 0.96 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2016:

Stock options outstanding	1,516,570
RSUs outstanding	100,776
Stock awards available for future grant	1,132,968
Common stock reserved for future issuance	2,750,314

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

Rent expense was $259,000 and $519,000 for the three and six months ended June 30, 2016, respectively, and $257,000 and $521,000 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit is classified as restricted cash.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2016	$661
2017	1,185
2018	1,094
2019	1,038
2020	437
Total commitments	$4,415

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 9, we have entered into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment, but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements, and, therefore, no provision or reserve has been recorded as of June 30, 2016 or December 31, 2015.

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

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenue:
North America	$21,291	$27,015	$45,359	$50,761
Asia	554	603	828	1,988
Europe	893	1,255	1,990	2,389
Total revenue	$22,738	$28,873	$48,177	$55,138

	June 30, 2016	December 31, 2015
Long-lived assets:
North America	$1,062	$1,353
Asia	265	247
Europe	4,294	4,345
Total long-lived assets	$5,621	$5,945

9. Significant Risk Concentrations

Significant Customer

One customer, Honeywell International, Inc. and affiliated entities (“Honeywell”), accounted for $3.5 million, or 16%, and $7.7 million, or 16%, of total revenue for the three and six months ended June 30, 2016, respectively. Another customer, Future Electronics, Inc., accounted for $3.9 million, or 13%, and $7.9 million, or 14%, of total revenue for the three and six months ended June 30, 2015, respectively. No other customers accounted for more than 10% of our revenue for any of the periods noted above.

Honeywell had total accounts receivable balances of $7.1 million, or approximately 38% of total accounts receivable, at June 30, 2016 and $6.1 million, or 32% of total accounts receivable, at December 31, 2015. No other customers had accounts receivable balances that were 10% or more of the total accounts receivable at June 30, 2016 or December 31, 2015.

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

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $123,000 and $209,000 during the three and six months ended June 30, 2016, respectively, compared to $103,000 and $166,000 during the three and six months ended June 30, 2015, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and six months ended June 30, 2016, we qualified for $288,000 and $489,000, respectively, in rebate credits, compared to $240,000 and $387,000 for the three and six months ended June 30, 2015, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Microsoft has implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015 we renewed the majority of our Microsoft licensing customer agreements for 2016 retaining 2015 pricing. As a result, the price changes implemented by Microsoft may not have a significant impact until 2017.

10. Subsequent Event

On July 28, 2016, our board of Directors approved a restructuring plan that includes a workforce reduction in our professional engineering services group. The workforce reduction will impact 26 personnel, comprised of both employees and consultants, representing approximately 13% of our pre-reduction headcount, and is intended to reduce expenses in our professional engineering services workforce and to better align our organizational structure with our increasing strategic focus on DataV software and services.

We currently anticipate incurring pre-tax restructuring charges of approximately $0.6 million in the third quarter of 2016, representing one-time cash employee termination benefits including severance, accrued paid-time off and other employment obligations.

We expect the staff reductions will be substantially completed by the end of the third quarter of 2016 and anticipate that the majority of the cost savings will be realized beginning in the fourth quarter of 2016.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have been providing software solutions for smart, connected systems since our inception. Our customers include world class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”) and corporate enterprises (“Enterprises”), as well as silicon vendors and peripheral vendors which purchase our software solutions for purposes of facilitating processor and peripheral sales. In the case of Enterprises, our customers include those which develop, market and distribute smart, connected systems on their own behalf as well as those that purchase systems from OEMs or ODMs and require additional software, integration and/or testing. The software solutions we provide are utilized and deployed throughout various phases of our customers’ device life cycle, including design, development, customization, quality assurance and deployment.

Building on the traditional focus of our business, increasingly we are focusing on developing and offering our own products such as DataV to address the emerging Internet of Things (“IoT”) market. DataV is an actionable data solution for the IoT market that includes software products, applications and services that turn raw device data into useful, meaningful and actionable data.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue:
Software	82%	82%	81%	82%
Service	18%	18%	19%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Software	68%	69%	68%	67%
Service	15%	13%	15%	13%
Total cost of revenue	83%	82%	83%	80%
Gross profit	17%	18%	17%	20%
Operating expenses:
Selling, general and administrative	14%	10%	13%	11%
Research and development	3%	1%	3%	2%
Total operating expenses	17%	11%	16%	13%
Income (loss) from operations	0%	7%	1%	7%
Other income (expense), net	0%	0%	0%	0%
Income (loss) before income taxes	0%	7%	1%	7%
Income tax expense	(1)%	0%	(1)%	0%
Net income (loss)	(1)%	7%	1%	7%

Revenue

Our revenue is generated from the sale of software, primarily third-party software and our own proprietary software, and the sale of professional engineering services. Total revenue decreased $6.1 million, or 21%, to approximately $22.7 million for the three months ended June 30, 2016, from approximately $28.9 million in the year-ago period. The quarterly decrease was primarily due to lower sales of third-party software and professional engineering services compared to the prior year period. Total revenue decreased $7.0 million, or 13%, to approximately $48.2 million for the six months ended June 30 2016, from approximately $55.1 million in the year-ago period. This change was due to lower sales of third-party and proprietary software and lower sales of professional engineering services compared to the prior year period.

Revenue from customers outside of North America decreased $0.4 million, or 22%, to $1.4 million for the three months ended June 30, 2016 compared to $1.9 million in the year-ago period due primarily to lower professional engineering services revenue in Europe. Revenue from customers outside of North America decreased $1.6 million, or 36%, to $2.8 million for the six months ended June 30, 2016 compared to $4.4 million in the year-ago period due to lower sales of third-party software in Europe and Asia and lower professional engineering services revenue in Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$18,337	$23,316	$38,254	$43,124
Proprietary software	398	360	648	2,340
Total software revenue	$18,735	$23,676	$38,902	$45,464
Software revenue as a percentage of total revenue	82%	82%	81%	82%
Third-party software revenue as a percentage of total software revenue	98%	98%	98%	95%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $5.0 million, or 21%, to $18.3 million for the three months ended June 30, 2016, from $23.3 million in the year-ago period. The decrease was driven by a $3.5 million decrease in Windows Embedded operating system sales and by a $1.3 million decrease in sales of Windows Mobile operating systems. Both decreases were driven by the timing of customer purchases. For the six months ended June 30, 2016, third-party software revenue decreased $4.9 million, or 11%, to $38.3 million from $43.1 million in the year-ago period. This decrease was primarily due to a $1.7 million decrease in sales of Windows Embedded operating systems and a $2.1 million decrease in sales of Window Mobile operating systems, again associated with the timing of customer purchases.

Proprietary software revenue increased approximately $38,000, or 11%, to $398,000 for the three months ended June 30, 2016, from $360,000 in the year-ago period. Proprietary software revenue decreased $1.7 million, or 72%, to $648,000 for the six months ended June 30, 2016, from $2.3 million in the year-ago period, primarily driven by two large purchases of our legacy products during the first six months of 2015.

Service revenue

Service revenue was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Service revenue	$4,003	$5,197	$9,275	$9,674
Service revenue as a percentage of total revenue	18%	18%	19%	18%

Service revenue decreased $1.2 million, or 23%, for the three months ended June 30, 2016, from the year-ago period. The decrease was due to the completion of some large North American engagements. Service revenue decreased $399,000, or 4%, for the six months ended June 30, 2016, from the year-ago period, primarily as a result of a reduced number of professional engineering services projects in the second quarter of 2016.

We began working on the MyFord Touch, a project we began with Ford during the second quarter of 2008. Later, we conducted the substantial portion of these services through an agreement with Microsoft and, as of 2014, an agreement with Elektrobit Automotive. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on maintenance and support for the MyFord Touch platform. Service revenue from the MyFord Touch program was $142,000 and $805,000 for the three and six months ended June 30, 2016, respectively, and $695,000 and $1,378,000 for the three and six months ended June 30, 2015, respectively. In December 2014, Ford introduced Sync 3, the current generation MyFord Touch program, for which we are not providing services. We expect our role on MyFord Touch will continue to diminish or be eliminated because of the transition to the next generation Sync 3, and our revenue and resulting gross profit will decline accordingly. Specifically, our Elektrobit assignment concluded in the second quarter of 2016, and we also anticipate a substantial decline in our related Microsoft service contract. This adversely impacted our revenues and utilization rates in the second quarter of 2016.

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

Under this rebate program, we recognized $123,000 and $209,000 during the three and six months ended June 30, 2016, respectively, compared to $103,000 and $166,000 during the three and six months ended June 30, 2015, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and six months ended June 30, 2016, we qualified for $288,000 and $489,000, respectively, in rebate credits, compared to $240,000 and $387,000 for the three and six months ended June 30, 2015, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Software gross profit	$3,276	$3,720	$6,282	$8,430
Software gross margin	17%	16%	16%	19%
Service gross profit	$617	$1,512	$1,907	$2,251
Service gross margin	15%	29%	21%	23%
Total gross profit	$3,893	$5,232	$8,189	$10,681
Total gross margin	17%	18%	17%	19%

Software gross profit and gross margin

Software gross profit decreased $444,000, or 12%, for the three months ended June 30, 2016, from the year-ago period. Our software gross margin increased by one percentage point to 17% for the three months ended June 30, 2016 compared to the year-ago period. The decrease in software gross profit was driven by the decrease in sales volume. Software gross profit decreased by $2.1 million, or 25%, for the six months ended June 30, 2016, and software gross margin decreased by three percentage points to 16% for the six months ended June 30, 2016, in each case compared to the year-ago period. These changes were driven by lower proprietary software sales in the current period compared to the prior year period, with a relatively fixed cost base.

Third-party software gross margin increased to 16% for the three months ended June 30, 2016 compared 15% for the year-ago period due to a blend of products sold during the current year period with slightly higher margins. Third-party software gross margin was 15% for both the six months ended June 30, 2016 and the year-ago period.

Proprietary software gross margin was 69% for the three months ended June 30, 2016, compared to 64% in the year-ago period, with the increase due to higher revenue from sales of our proprietary software combined with a relatively fixed cost base. Proprietary software gross margin was 64% for the six months ended June 30, 2016 compared to 89% in the year-ago period, with the decrease due to lower revenue from sales of our proprietary software during the current year period combined with a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit decreased by $895,000, or 59%, for the three months ended June 30, 2016 from the year-ago period, and service gross margin decreased by 14 percentage points to 15% for the three months ended June 30, 2016 compared to the year-ago period. The decrease in service gross profit was driven by the $1.2 million decrease in service revenue for the three months ended June 30, 2016 compared to the prior year period, as well as lower utilization rates, offset partially by increased average realized rates per hour for the current year period compared to the prior year period.

Service gross profit decreased by $344,000, or 15%, for the six months ended June 30, 2016 from the year-ago period and service gross margin decreased by two percentage points to 21% for the six months ended June 30, 2016 compared to the year-ago period. The decrease in service gross profit was driven by the $399,000 decrease in service revenue for the six months ended June 30, 2016 compared to the prior year period, as well as lower utilization rates, offset partially by increased realized rates per hour for the current year period compared to the prior year period.

Operating expenses

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). SG&A expenses increased by approximately $0.3 million, or 9%, to $3.2 million for the three months ended June 30, 2016, from $2.9 million in the year-ago period, and by approximately $0.5 million, or 8%, to $6.4 million for the six months ended June 30, 2016, from $5.9 million in the year-ago period. These increases were primarily driven by our increased investment in sales and marketing for our new DataV products. SG&A expenses represented 14% and 13% of our total revenue for the three and six months ended June 30, 2016, and 10% and 11% for the three and six months ended June 30, 2015, respectively.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased by $352,000, or 83%, to $774,000 for the three months ended June 30, 2016, from $422,000 in the year-ago period, and by $227,000, or 23% to $1,215,000 for the six months ended June 30, 2016, from $988,000 in the year-ago period, in each case due to increased investment in our new DataV products. R&D expenses represented 3% of our total revenue for each of the three and six months ended June 30, 2016, respectively, and 1% and 2% of our total revenue for the three and six months ended June 30, 2015, respectively.

Other income, net

Net other income consists primarily of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains and losses on foreign exchange transactions. Other income, net, decreased by $13,000 to $55,000 for the three months ended June 30, 2016, compared to $68,000 in the year-ago period. Other income, net, decreased by $16,000 to $76,000 for the six months ended June 30, 2016 from $92,000 in the year-ago period. The changes were primarily due to foreign currency losses, partially offset by higher interest income in the current year periods resulting from higher prevailing interest rates.

Income tax expense

Income tax expense was $155,000 for the three months ended June 30, 2016, compared to $54,000 in the year-ago period, an increase of $101,000. Income tax expense was $325,000 for the six months ended June 30, 2016, compared to $131,000 in the year-ago period. The changes were primarily due to an increase in the valuation allowance related to deferred tax assets in Japan, as a result of new tax legislation limiting the utilization of net operating loss carryforwards. The 2015 expenses were primarily comprised of U.S. alternative minimum tax obligations not offset by net operating loss carryforwards and U.K. tax expense.

The effective tax rate for the six months ended June 30, 2016 was approximately 51% of which approximately 19% was due to an increase in Japanese valuation allowances, resulting in current year rates being higher than the U.S. statutory rate of 34%.

Liquidity and Capital Resources

As of June 30, 2016, we had $27.1 million of cash, cash equivalents, investments and restricted cash equivalents, compared to $30.0 million at December 31, 2015.

Net cash used in operating activities was $3.0 million for the six months ended June 30, 2016 as a result of changes in working capital, primarily a $3.4 million decrease in third party software fees payable, offset partially by net income. Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2015, driven primarily by net income, offset by a $1.8 million increase in net accounts receivable.

Investing activities used cash of $3.1 million for the six months ended June 30, 2016, due to a net increase in short-term investments of $3.0 million and capital expenditures of $105,000. Investing activities used cash of $4.2 million for the six months ended June 30, 2015 due to a $4.2 million net increase in short-term investments.

Financing activities generated $333,000 during the six months ended June 30, 2016, and $322,000 during the six months ended June 30, 2015, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. Our accounts receivable balance has increased over the past twelve months as a result of extended payment terms we have agreed to with a highly credit-worthy customer, with a commensurate decrease in cash and/or short-term investments balances. In September 2015 we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. No amounts were drawn or were outstanding as of June 30, 2016 or December 31, 2015. See Item 1, Financial Statements, Note 5, Credit Agreement in this Quarterly Report on Form 10-Q for more information on this agreement.

Cash Commitments

We have the following future or potential cash commitments:

●	Minimum rents payable under operating leases total $0.7 million for the remainder of 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million thereafter; and
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

Recent Developments

In late 2015 Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these upcoming changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in 2016 and beyond. However, during December 2015, we entered into transition OVRP agreements with Microsoft and a majority of our customers that extended the 2015 pricing for all of 2016. The sale of Microsoft operating systems represented approximately 79% and 78% of our total revenue, and approximately 73% and 68% of our total gross margin for the three and six months ended June 30, 2016, respectively; and 79% and 75% of our total revenue, and 62% and 53% of our total gross margin for the three and six months ended June 2015, respectively.

On July 28, 2016, our Board of Directors approved a restructuring plan that includes a workforce reduction in our professional engineering services group. The workforce reduction will impact 26 personnel, comprised of both employees and consultants, representing approximately 13% of our pre-reduction headcount, and is intended to reduce expenses in our professional engineering services workforce and to better align our organizational structure with our increasing strategic focus on DataV software and services. We currently anticipate incurring pre-tax restructuring charges of approximately $0.6 million in the third quarter of 2016, representing one-time cash employee termination benefits including severance, accrued paid-time off and other employment obligations. We expect the staff reductions will be substantially completed by the end of the third quarter of 2016 and anticipate that the majority of the cost savings will be realized beginning in the fourth quarter of 2016.

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.	Other Information

Our Board of Directors has authorized Jerry D. Chase, our President and Chief Executive Officer, to also serve as our “Acting Principal Financial Officer” solely in connection with the review, execution and certification of our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 3, 2016	By:	/s/ Jerry D. Chase
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