Form 10-Q
period 2016-09-30
BSQUARE CORP /WA
filed 2016-11-10
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of common stock outstanding as of October 31, 2016: 12,452,144

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,346	$16,443
Short-term investments	19,231	13,280
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2016 and $62 December 31, 2015	19,808	19,009
Prepaid expenses and other current assets	459	580
Total current assets	51,844	49,312
Equipment, furniture and leasehold improvements, net	1,194	1,167
Restricted cash equivalents	—	250
Deferred tax assets	32	145
Intangible assets, net	493	594
Goodwill	3,738	3,738
Other non-current assets	54	52
Total assets	$57,355	$55,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$11,068	$11,789
Accounts payable	284	188
Accrued compensation	1,924	2,390
Other accrued expenses	741	1,277
Deferred rent, current portion	315	298
Deferred revenue	1,170	1,135
Total current liabilities	15,502	17,077
Deferred tax liability	85	97
Deferred rent	937	1,177
Deferred revenue	2,041	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,415,775 shares issued and outstanding at September 30, 2016 and 12,092,598 shares issued and outstanding at December 31, 2015	135,043	133,331
Accumulated other comprehensive loss	(907)	(869)
Accumulated deficit	(95,346)	(95,555)
Total shareholders’ equity	38,790	36,907
Total liabilities and shareholders’ equity	$57,355	$55,258

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Software	$19,216	$21,215	$58,118	$66,679
Service	3,251	5,220	12,526	14,894
Total revenue	22,467	26,435	70,644	81,573
Cost of revenue:
Software	15,281	17,698	47,901	54,732
Service	3,509	3,864	10,877	11,287
Total cost of revenue	18,790	21,562	58,778	66,019
Gross profit	3,677	4,873	11,866	15,554
Operating expenses:
Selling, general and administrative	3,283	3,174	9,693	9,120
Research and development	809	312	2,024	1,300
Total operating expenses	4,092	3,486	11,717	10,420
Income (loss) from operations	(415)	1,387	149	5,134
Other income, net	128	32	204	124
Income (loss) before income taxes	(287)	1,419	353	5,258
Income tax benefit (expense)	181	(174)	(144)	(305)
Net income (loss)	$(106)	$1,245	$209	$4,953
Basic income (loss) per share	$(0.01)	$0.10	$0.02	$0.42
Diluted income (loss) per share	$(0.01)	$0.10	$0.02	$0.40
Shares used in calculation of income (loss) per share:
Basic	12,310	11,959	12,189	11,867
Diluted	12,310	12,466	12,576	12,294
Comprehensive income (loss):
Net income (loss)	$(106)	$1,245	$209	$4,953
Other comprehensive income (loss):
Foreign currency translation, net of tax	(78)	3	(44)	20
Change in unrealized gains (losses) on investments, net of tax	29	1	6	(3)
Total other comprehensive income (loss)	(49)	4	(38)	17
Comprehensive income (loss)	$(155)	$1,249	$171	$4,970

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$209	$4,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	425
Stock-based compensation	908	1,022
Changes in operating assets and liabilities:
Accounts receivable, net	(799)	(1,934)
Prepaid expenses and other assets	220	203
Third-party software fees payable	(721)	(2,063)
Accounts payable and accrued expenses	(906)	224
Deferred revenue	2,076	(7)
Deferred rent	(223)	(203)
Net cash provided by operating activities	1,206	2,620
Cash flows from investing activities:
Purchases of equipment and furniture	(368)	(225)
Proceeds from maturities of short-term investments	18,200	14,253
Purchases of short-term investments	(24,159)	(16,906)
Reduction of restricted cash equivalents	250	—
Net cash used in investing activities	(6,077)	(2,878)
Cash flows provided by financing activities—proceeds from exercise of stock options	832	508
Effect of exchange rate changes on cash	(58)	8
Net increase (decrease) in cash and cash equivalents	(4,097)	258
Cash and cash equivalents, beginning of period	16,443	13,127
Cash and cash equivalents, end of period	$12,346	$13,385

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2016, our operating results for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015. The accompanying financial information as of December 31, 2015 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. All intercompany balances have been eliminated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. We adopted the new guidance retrospectively beginning with the year ended December 31, 2014, and applied such guidance consistently beginning with the year ended December 31, 2015.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments impact several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments,” adding or clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

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

We excluded an aggregate of 1,545,512 and 627,778 options for the three and nine months ended September 30, 2016, respectively, from diluted income (loss) per share because their effect was anti-dilutive. For the three months ended September 30, 2016, this included common stock equivalent shares of 952,858 calculated using the treasury stock method that would have been included in diluted income (loss) per share had we been in a net income position. In a period where we are in a loss position, diluted loss per share is computed using the basic share count. We excluded an aggregate of 282,276 and 201,091 options for the three and nine months ended September 30, 2015, respectively, from diluted income per share because their effect was anti-dilutive.

2. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Cash	$11,470	$7,270
Cash equivalents:
Money market funds	876	1,500
Corporate commercial paper	—	5,404
Corporate debt securities	—	2,269
Total cash equivalents	876	9,173
Total cash and cash equivalents	12,346	16,443
Short-term investments:
Corporate commercial paper	13,701	6,245
Treasury bonds	—	1,007
Corporate debt securities	5,530	6,028
Total short-term investments	19,231	13,280
Restricted cash equivalents—money market fund	—	250
Total cash, cash equivalents and short-term investments	$31,577	$29,973

Gross unrealized gains and losses on our short-term investments were not material as of September 30, 2016 and December 31, 2015. The balance in restricted cash equivalents at December 31, 2015 related to a letter of credit securing the lease of our corporate headquarters. The restricted cash was released in September 2016.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below (in thousands):

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$876	$—	$876
Total cash equivalents	876	—	876
Short-term investments:
Corporate commercial paper	—	13,701	13,701
Corporate debt securities	—	5,530	5,530
Total short-term investments	—	19,231	19,231
Total assets measured at fair value	$876	$19,231	$20,107

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,404	$—	$5,404
Corporate commercial paper	—	1,500	1,500
Corporate debt securities	—	2,269	2,269
Total cash equivalents	5,404	3,769	9,173
Short-term investments:
Corporate commercial paper	—	6,245	6,245
Treasury bonds	—	1,007	1,007
Corporate debt securities	—	6,028	6,028
Total short-term investments	—	13,280	13,280
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$5,654	$17,049	$22,703

4. Goodwill and Intangible Assets

Goodwill relates to the 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA in 2015), a United Kingdom based provider of embedded software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. We operate as a single reporting unit, and BSQUARE EMEA falls within that reporting unit. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2016.

Intangible assets relate to customer relationships acquired from TestQuest Inc. in 2008 and from the acquisition of MPC in 2011, the vast majority of which relates to the MPC acquisition.

Information regarding our intangible assets is as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(782)	$493

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(681)	$594

Amortization expense was $33,000 and $101,000 for the three and nine months ended September 30, 2016, respectively, and $33,000 and $101,000 for the three and nine months ended September 30, 2015, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2016	$30
2017	98
2018	98
2019	98
2020	98
2021	71
Total	$493

5. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of September 30, 2016. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018.

There were no amounts outstanding under the Credit Agreement as of September 30, 2016 or December 31, 2015. In September 2016 we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters.  Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	3.3 years	3.4 years	3.3 years
Expected volatility	55%	53%	55%	52%
Risk-free interest rate	1.0%	1.3%	1.1%	1.2%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue — service	$(4)	$133	$169	$351
Selling, general and administrative	262	298	618	616
Research and development	22	23	121	55
Total stock-based compensation expense	$280	$454	$908	$1,022
Per diluted share	$0.02	$0.04	$0.07	$0.08

Stock Option Activity

The following table summarizes stock option activity under the Plans for the nine-month period ended September 30, 2016:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2016	1,778,697	$4.43
Granted	307,700	5.48
Exercised	(273,320)	3.19
Forfeited	(380,472)	5.31
Expired	(51,367)	6.13
Balance at September 30, 2016	1,381,238	$4.61	7.31	$1,176,876
Vested and expected to vest at September 30, 2016	1,305,619	$4.55	7.21	$1,165,259
Exercisable at September 30, 2016	773,084	$4.02	6.24	$948,542

At September 30, 2016, total compensation cost related to stock options granted but not yet recognized was $731,527, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.32 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average grant-date fair value of option grants for the period	$2.53	$3.16	$2.83	$3.10
Options in-the-money at period end	766,101	1,762,893	766,101	1,762,893
Aggregate intrinsic value of options exercised	$226,430	$265,641	$568,516	$616,417

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the nine-month period ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	104,463	$5.97
Granted	54,870	5.65
Vested	(56,081)	5.94
Forfeited	(15,969)	5.77
Unvested at September 30, 2016	87,283	$5.83
Expected to vest after September 30, 2016	78,781	$5.81

At September 30, 2016, total compensation cost related to RSUs granted but not yet recognized was $268,388, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.02 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2016:

Stock options outstanding	1,381,238
RSUs outstanding	87,283
Stock awards available for future grant	1,105,715
Common stock reserved for future issuance	2,574,236

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

Rent expense was $262,000 and $781,000 for the three and nine months ended September 30, 2016, respectively, and $268,000 and $789,000 for the three and nine months ended September 30, 2015, respectively.

As of December 31, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit was classified as restricted cash at December 31, 2015. In September 2016 the restriction on this cash was removed as we entered into a new letter of credit secured by our Credit Agreement with the Bank.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2016	$330
2017	1,185
2018	1,094
2019	1,038
2020	436
Total commitments	$4,083

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

Volume Pricing Agreements

In conjunction with our activities under our OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), as further described in Note 9, we have entered into OEM Volume Royalty Pricing (“OVRP”) commitments with Microsoft. Under these OVRPs, we are provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes are met. The OVRP terms are 12 months. In the event we do not meet the committed minimum unit volumes, we are obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements do not equate to a minimum purchase commitment, but rather, the arrangements are a volume pricing arrangement based upon actual volume purchased. In substantially all significant instances, we have reciprocal agreements with our customers such that we will receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes are not met. However, in the event a customer is unwilling or unable to pay us, we would be negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability relating to active agreements, and, therefore, no provision or reserve has been recorded as of September 30, 2016 or December 31, 2015.

In late 2015, Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts and its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015, we renewed the majority of our Microsoft licensing customer agreements for 2016 retaining 2015 pricing. As a result, the price changes implemented by Microsoft may not have a significant impact until 2017.

8. Information about Geographic Areas and Operating Segments

Our chief operating decision-makers (i.e., our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have two major product lines, software and professional engineering services, each of which we consider to be an operating and reportable segment. Software includes third-party software and proprietary software sales, and professional engineering services includes consulting, programming and software implementation revenue. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements. We do not produce asset information by reportable segment and it is not presented here.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Software
Revenue	$19,216	$21,215	$58,118	$66,679
Cost of revenue	15,281	17,698	47,901	54,732
Gross profit	3,935	3,517	10,217	11,947
Professional Engineering Services
Revenue	3,251	5,220	12,526	14,894
Cost of revenue	3,509	3,864	10,877	11,287
Gross profit (loss)	(258)	1,356	1,649	3,607
Total gross profit	3,677	4,873	11,866	15,554
Operating expenses	4,092	3,486	11,717	10,420
Other income, net	128	32	204	124
Income tax benefit (expense)	181	(174)	(144)	(305)
Net income (loss)	$(106)	$1,245	$209	$4,953

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue:
North America	$20,917	$23,654	$66,275	$74,415
Asia	1,018	1,055	1,847	3,043
Europe	532	1,726	2,522	4,115
Total revenue	$22,467	$26,435	$70,644	$81,573

	September 30, 2016	December 31, 2015
Long-lived assets:
North America	$981	$1,353
Asia	264	247
Europe	4,266	4,345
Total long-lived assets	$5,511	$5,945

9. Significant Risk Concentrations

Significant Customer

One customer, Honeywell International, Inc. and affiliated entities (“Honeywell”), accounted for $1.5 million, or 7%, and $9.2 million, or 13%, of total revenue for the three and nine months ended September 30, 2016, respectively. Honeywell accounted for $2.8 million, or 11%, and $13.5 million, or 17%, of total revenue for the three and nine months ended September 30, 2015, respectively. No other customers accounted for more than 10% of our revenue for any of the periods noted above.

Honeywell had total accounts receivable balances of $6.8 million, or approximately 34% of total accounts receivable, at September 30, 2016 and $6.1 million, or 32% of total accounts receivable, at December 31, 2015. No other customers had accounts receivable balances that were 10% or more of the total accounts receivable at September 30, 2016 or December 31, 2015.

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

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. Under this rebate program, we recognized $78,000 and $287,000 during the three and nine months ended September 30, 2016, respectively, compared to $91,000 and $257,000 during the three and nine months ended September 30, 2015, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and nine months ended September 30, 2016, we qualified for $181,000 and $670,000, respectively, in rebate credits, compared to $212,000  and $599,000 for the three and nine months ended September 30, 2015, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

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

10. Restructuring

On July 28, 2016, our board of directors approved a restructuring plan that included a workforce reduction in our professional engineering services group. The workforce reduction impacted 33 personnel, comprised of both employees and consultants, representing approximately 17% of our pre-reduction headcount, and is intended to reduce expenses and to better align our organizational structure with our increasing strategic focus on our DataV software and services.

We incurred pre-tax restructuring charges of approximately $807,000 in the third quarter of 2016, representing one-time cash employee termination benefits including severance, accrued paid-time off and other employment obligations. The restructuring costs have been included in the results of operations for the three months ended September 30, 2016 with $17,000 included in selling, general and administrative expenses and $790,000 in cost of service revenue. We paid $619,000 of the $807,000 during the third quarter of 2016, and the remaining $188,000 is included in accrued compensation at September 30, 2016. We anticipate incurring an additional $192,000 of restructuring charges in the fourth quarter of 2016. The staff reductions from this restructuring were completed in October 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue:
Software	86%	80%	82%	82%
Service	14%	20%	18%	18%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Software	68%	67%	68%	67%
Service	16%	15%	15%	14%
Total cost of revenue	84%	82%	83%	81%
Gross profit	16%	18%	17%	19%
Operating expenses:
Selling, general and administrative	14%	12%	14%	11%
Research and development	4%	1%	3%	2%
Total operating expenses	18%	13%	17%	13%
Income (loss) from operations	(2)%	5%	0%	6%
Other income (expense), net	1%	0%	0%	0%
Income (loss) before income taxes	(1)%	5%	0%	6%
Income tax benefit (expense)	1%	(1)%	0%	0%
Net income (loss)	0%	4%	0%	6%

Revenue

Our revenue is generated from the sale of software, primarily third-party software and our own proprietary software, and the sale of professional engineering services. Total revenue decreased by $4.0 million, or 15%, to approximately $22.5 million for the three months ended September 30, 2016, from approximately $26.4 million in the year-ago period, and by $10.9 million, or 13%, to approximately $70.6 million for the nine months ended September 30 2016, from approximately $81.6 million in the year-ago period. These decreases were due to lower sales of third-party and proprietary software and lower sales of professional engineering services compared to the prior year period.

Revenue from customers outside of North America decreased $1.2 million, or 44%, to $1.6 million for the three months ended September 30, 2016 compared to $2.8 million in the year-ago period due primarily to lower professional engineering services revenue in Europe. Revenue from customers outside of North America decreased $2.8 million, or 39%, to $4.4 million for the nine months ended September 30, 2016 compared to $7.2 million in the year-ago period due to lower sales of third-party software in Europe and Asia and lower professional engineering services revenue in Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, and support and maintenance revenue. Software revenue was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$18,226	$20,790	$56,480	$63,914
Proprietary software	990	425	1,638	2,765
Total software revenue	$19,216	$21,215	$58,118	$66,679
Software revenue as a percentage of total revenue	86%	80%	82%	82%
Third-party software revenue as a percentage of total software revenue	95%	98%	97%	96%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $2.6 million, or 12%, to $18.2 million for the three months ended September 30, 2016, from $20.8 million in the year-ago period. The decrease was primarily due to a $2.6 million decrease in sales of Windows Mobile operating systems driven by the timing of customer purchases. For the nine months ended September 30, 2016, third-party software revenue decreased $7.4 million, or 12%, to $56.5 million from $63.9 million in the year-ago period. This decrease was primarily due to a $1.6 million decrease in sales of Windows Embedded operating systems and a $4.8 million decrease in sales of Window Mobile operating systems, again associated with the timing of customer purchases.

In late 2015, Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes to design registration pricing discounts will alter the competitive dynamics because the same pricing discounts will be available to all distributors of these Microsoft products. As a distributor of Microsoft products, this will impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these upcoming changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in 2016 and beyond. However, during December 2015, we entered into transition OVRP agreements with Microsoft and a majority of our customers that extended the 2015 pricing for all of 2016. The sale of Microsoft operating systems represented approximately 80% and 78% of our total revenue, and approximately 77% and 71% of our total gross margin for the three and nine months ended September 30, 2016, respectively; and 79% and 76% of our total revenue, and 73% and 56% of our total gross margin for the three and nine months ended September 2015, respectively.

Proprietary software revenue increased approximately $565,000, or 133%, to $1.0 million for the three months ended September 30, 2016, from $425,000 in the year-ago period. Proprietary software revenue decreased $1.1 million, or 41%, to $1.6 million for the nine months ended September 30, 2016, from $2.8 million in the year-ago period, primarily driven by two large purchases of our legacy products during the first nine months of 2015.

Service revenue

Service revenue was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Service revenue	$3,251	$5,220	$12,526	$14,894
Service revenue as a percentage of total revenue	14%	20%	18%	18%

Service revenue decreased $2.0 million, or 38%, for the three months ended September 30, 2016, from the year-ago period. The decrease was due to the completion of some large North American engagements. Service revenue decreased $2.4 million, or 16%, for the nine months ended September 30, 2016, from the year-ago period, primarily as a result of a reduced number of professional engineering services projects in the second quarter of 2016. As a result of the reduced level of revenue generated by our professional engineering services, on July 28, 2016, our board of directors approved a restructuring plan that included a workforce reduction in our professional engineering services group. The workforce reduction impacted 33 personnel, comprised of both employees and consultants, representing approximately 17% of our pre-reduction headcount, and is intended to reduce expenses and better align our organizational structure with our increasing strategic focus on our DataV software and services.

We incurred pre-tax restructuring charges of approximately $0.8 million in the third quarter of 2016, representing one-time cash employee termination benefits including severance, accrued paid-time off and other employment obligations, and anticipate incurring an additional $0.2 million of restructuring charges in the fourth quarter of 2016. The staff reductions were completed in October 2016.

We began working on the MyFord Touch, a project we began with Ford, during the second quarter of 2008. Later, we conducted the substantial portion of these services through an agreement with Microsoft and, as of 2014, an agreement with Elektrobit Automotive. During the initial project with Ford, we provided hardware design and implementation, platform level software development, application level software development, quality assurance services and systems integration services. The project has transitioned since the initial project such that we are now primarily focused on maintenance and support for the MyFord Touch platform. Service revenue from the MyFord Touch program was $0.1 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively. In December 2014, Ford introduced Sync 3, the current generation MyFord Touch program, for which we are not providing services. We expect our role on MyFord Touch will continue to diminish or be eliminated because of the transition to the next generation Sync 3, and our revenue and resulting gross profit will decline accordingly. Specifically, our Elektrobit assignment concluded in the second quarter of 2016, and we also anticipate a substantial decline in our related Microsoft service contract. This adversely impacted our revenues and utilization rates in the second and third quarters of 2016.

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

Under this rebate program, we recognized $78,000 and $287,000 during the three and nine months ended September 30, 2016, respectively, compared to $91,000 and $257,000 during the three and nine months ended September 30, 2015, respectively. These rebates were treated as reductions in cost of sales. Additionally, during the three and nine months ended September 30, 2016, we qualified for $181,000 and $670,000, respectively, in rebate credits, compared to $212,000 and $599,000 for the three and nine months ended September 30, 2015, respectively. These are accounted for as reductions in marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Software gross profit	$3,935	$3,517	$10,217	$11,947
Software gross margin	20%	17%	18%	18%
Service gross profit	$(258)	$1,356	$1,649	$3,607
Service gross margin	(8%)	26%	13%	24%
Total gross profit	$3,677	$4,873	$11,866	$15,554
Total gross margin	16%	18%	17%	19%

Software gross profit and gross margin

Software gross profit increased $418,000, or 12%, for the three months ended September 30, 2016, from the year-ago period. Our software gross margin increased by three percentage points to 20% for the three months ended September 30, 2016 compared to the year-ago period. The increase in software gross profit was driven by increased sales of our proprietary software products which carry a higher margin. Software gross profit decreased by $1.7 million, or 14%, and software gross margin was essentially flat at 18% for the nine months ended September 30, 2016, in each case compared to the year-ago period. These year-to-date changes were driven by lower proprietary software sales in the current period compared to the prior year period, with a relatively fixed cost base.

Third-party software gross margin increased to 16% for the three months ended September 30, 2016 compared to 15% for the year-ago period due to a blend of products sold during the current year period with slightly higher margins. Third-party software gross margin was 16% for the nine months ended September 30, 2016 compared to 15% for the year-ago period.

Proprietary software gross margin was 96% for the three months ended September 30, 2016, compared to 74% in the year-ago period, with the increase due to higher revenue from sales of our proprietary software combined with a relatively fixed cost base. Proprietary software gross margin was 83% for the nine months ended September 30, 2016 compared to 87% in the year-ago period, with the decrease due to lower revenue from sales of our proprietary software during the current year period combined with a relatively fixed cost base.

Service gross profit and gross margin

Service gross profit decreased by $1.6 million, or 119%, for the three months ended September 30, 2016 from the year-ago period, and service gross margin decreased by 34 percentage points to -8% for the three months ended September 30, 2016 compared to the year-ago period. The decrease in service gross profit was driven by the $2.0 million decrease in service revenue for the three months ended September 30, 2016 compared to the prior year period, the recognition of approximately $0.8 million in restructuring costs in the current period, as well as lower utilization rates and decreased average realized rates per hour for the current year period compared to the prior year period.

Service gross profit decreased by $2.0 million, or 54%, for the nine months ended September 30, 2016 from the year-ago period and service gross margin decreased by eleven percentage points to 13% for the nine months ended September 30, 2016 compared to the year-ago period. The decrease in service gross profit was driven by the $2.4 million decrease in service revenue for the nine months ended September 30, 2016 compared to the prior year period, the recognition of approximately $0.8 million in restructuring costs in the current period, as well as lower utilization rates and decreased realized rates per hour for the current year period compared to the prior year period.

Operating expenses

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions for our sales teams, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, tax and audit). SG&A expenses increased by approximately $0.1 million, or 3%, to $3.3 million for the three months ended September 30, 2016, from $3.2 million in the year-ago period, and by approximately $0.6 million, or 6%, to $9.7 million for the nine months ended September 30, 2016, from $9.1 million in the year-ago period. These increases were primarily driven by our increased investment in sales and marketing for our new DataV products. SG&A expenses represented 14% of our total revenue for each of the three and nine months ended September 30, 2016, and 12% and 11% for the three and nine months ended September 30, 2015, respectively.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased by $497,000, or 159%, to $809,000 for the three months ended September 30, 2016, from $312,000 in the year-ago period, and by $724,000, or 56%, to $2.0 million for the nine months ended September 30, 2016, from $1.3 million in the year-ago period, in each case due to increased investment in our new DataV products. R&D expenses represented 4% and 3% of our total revenue for the three and nine months ended September 30, 2016, respectively, and 1% and 2% of our total revenue for the three and nine months ended September 30, 2015, respectively.

Other income, net

Net other income consists primarily of interest income on our cash, cash equivalents and investments, gains and/or losses recognized on our investments, as well as gains and losses on foreign exchange transactions. Other income, net, increased by $96,000 to $128,000 for the three months ended September 30, 2016, compared to $32,000 in the year-ago period. Other income, net, increased by $80,000 to $204,000 for the nine months ended September 30, 2016 from $124,000 in the year-ago period. The changes were primarily due the receipt of a state business tax refund in the third quarter of 2016 and higher interest income in the current year periods resulting from higher prevailing interest rates.

Income tax expense

Income tax benefit was $181,000 for the three months ended September 30, 2016, compared to income tax expense of $174,000 in the year-ago period, a change of $355,000. Income tax expense was $144,000 for the nine months ended September 30, 2016, compared to $305,000 in the year-ago period. The changes were primarily due to losses recorded in the second and third quarters of 2016 and an increase in the valuation allowance related to deferred tax assets in Japan, as a result of new tax legislation limiting the utilization of net operating loss carryforwards. The 2015 expenses were primarily comprised of U.S. alternative minimum tax obligations not offset by net operating loss carryforwards and U.K. tax expense.

The effective tax rate for the nine months ended September 30, 2016 was approximately 41% due primarily to an increase in Japanese valuation allowances, resulting in current year rates being higher than the U.S. statutory rate of 34%.

Liquidity and Capital Resources

As of September 30, 2016, we had $31.6 million of cash, cash equivalents, investments and restricted cash equivalents, compared to $30.0 million at December 31, 2015.

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2016 as a result of changes in working capital, primarily a $2.1 million increase in deferred revenue, a $0.8 million increase in accounts receivable and a $0.7 million decrease in third party software fees payable. Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2015, driven primarily by net income of $5.0 million, offset by a $2.1 million decrease in third party software fees payable and a $1.9 million increase in net accounts receivable.

Investing activities used cash of $6.1 million for the nine months ended September 30, 2016, due to a net increase in short-term investments of $6.0 million, capital expenditures of $368,000 and a $250,000 reduction in restricted cash due to the termination of our cash-secured letter of credit supporting our headquarters lease.  Investing activities used cash of $2.9 million for the nine months ended September 30, 2015 due to a $2.7 million net increase in short-term investments and capital expenditures of $225,000.

Financing activities generated $832,000 during the nine months ended September 30, 2016, and $508,000 during the nine months ended September 30, 2015, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. Our accounts receivable balance has increased over the past twelve months as a result of extended payment terms we have agreed to with a highly credit-worthy customer, with a commensurate decrease in cash and/or short-term investments balances. In September 2015 we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. No amounts were drawn or were outstanding as of September 30, 2016 or December 31, 2015, however, in September 2016 we secured a letter of credit with the landlord of our headquarters office lease with this Credit Agreement so the amount available at September 30, 2016 is $11.75 million. See Item 1, Financial Statements, Note 5, Credit Agreement in this Quarterly Report on Form 10-Q for more information on this agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.3 million for the remainder of 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million in 2020; and

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

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or Acting Principal Financial Officer, as the case may be), as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.	Other Information

Our Board of Directors has authorized Jerry D. Chase, our President and Chief Executive Officer, to also serve as our “Acting Principal Financial Officer” solely in connection with the review, execution and certification of our filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 10, 2016	By:	/s/ Jerry D. Chase
Jerry D. Chase
President, Chief Executive Officer and Acting Principal Financial Officer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.1	First Note Modification Agreement dated as of September 29, 2016 between JPMorgan Chase Bank, N.A. and BSQUARE CORPORATION as Borrower	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X