Form 10-K
period 2016-12-31
BSQUARE CORP /WA
filed 2017-02-21
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $54,461,983 and was determined using the closing price of our common stock on June 30, 2016 on the NASDAQ Global Market ($5.58) and excludes 2,483,118 shares of Common Stock held by directors, officers and shareholders whose beneficial ownership exceeded 5% of the registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the registrant, or that such person is an affiliate for any other purpose. There were 12,243,330 shares of our Common Stock outstanding on June 30, 2016.

The number of shares of common stock outstanding as of January 31, 2017: 12,540,945

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2017 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances about future performance. Instead, they are only predictions, based on current beliefs, expectations and assumptions about the future of our business and other future conditions. Forward-looking statements are subject to known and unknown risks, uncertainties and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual events and results may differ materially. Therefore, you should not rely on any of these forward-looking statements.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our”, “the Company” and “BSQUARE” refer to BSQUARE Corporation.

Since our inception, our business has largely been focused on providing software solutions (historically including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated purpose standalone intelligent systems. Examples of dedicated purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network or data cloud via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. While IoT is a relatively new market, we believe the work we have engaged in since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IoT. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataV™. Our DataV solution includes software products, applications and services that are designed to render raw IoT device data into meaningful and actionable data for our customers.

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings comprised software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV.

We believe that DataV presents high growth opportunities in a large, expanding addressable market, at substantially higher gross margins as compared to our traditional business. Over time, we intend for DataV to become our primary focus, representing a transition away from dependence on resale software and engineering services toward increased reliance on our own proprietary software and related systems integration services. As a result, we focused virtually all of our research and development and marketing efforts, as well as a majority of our sales efforts, on DataV during 2016. We intend to continue to run our legacy software resale and engineering services business for the foreseeable future.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 300, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The IoT market is still emerging, but we believe it will present a large market opportunity for us. This market includes consumer, business, government and industrial segments, and encompasses software, hardware, connectivity and cloud providers as well as systems integrators. While larger research firms do not yet widely track the IoT market, available research anticipates that over time, the deployment of hundreds of billions of connected devices may generate trillions of dollars of economic value.

The IoT marketplace is currently being influenced by the following factors:

•

Development of machine learning and data analytics software that advances the understanding of complex systems but lacks the capability to effectively process the proliferation of resulting data. This provides an opportunity for solutions such as DataV to develop models of complex mechanical equipment that can be used for predictive reasoning;

•

Nearly ubiquitous wireless connectivity, including near-field communications (“NFC”), Bluetooth, Wi-Fi, and cellular, allowing connectivity and data exchange with large populations of small, remote, and frequently mobile devices;

•	Competitive pressures that are forcing a wide array of businesses to invest in automation as a way to improve productivity, reduce costs, and enhance the value of their own offerings; and
•	The availability of inexpensive cloud compute and storage capabilities able to scale to the extent likely to be demanded by IoT.

Software

Software revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Software revenue:
Third-party software	$80,231	$82,885
Proprietary software	1,939	3,323
Total software revenue	$82,170	$86,208
Software revenue as a percentage of total revenue	84%	81%
Third-party software revenue as a percentage of total software revenue	98%	96%

DataV Software

DataV is a comprehensive software solution developed by BSQUARE intended to address a variety of business use cases specific to industrial IoT applications. DataV addresses the following business use cases:

•

Predictive Failure: By employing machine learning and advanced data analytics, DataV is able to predict, with varying levels of accuracy, future operational conditions for equipment or devices that are part of the overall IoT system. For many industrial concerns, the operational condition of greatest interest is a failure state. By being able to predict failures before they occur, DataV customers are able to take steps to remediate the condition more quickly, less expensively and with less operational disruption.

•

Adaptive Diagnostics: For equipment that has already failed, DataV can dynamically proscribe diagnostic and repair steps that have the highest probability of quickly and less expensively resolving the problem. DataV uses historical repair data coupled with machine learning and data analytics to achieve this.

•

IoT Device Management: The spread of data-generating devices in IoT systems introduces a new set of operational problems for industrial concerns. DataV is able to facilitate IoT device management, including software and configuration updates, over large-scale populations of connected devices.

•

Condition-Based Maintenance: DataV allows organizations to move beyond maintenance cycles based solely on time or usage, which inevitably result in over- or under-servicing of equipment. DataV develops maintenance schedules based on actual equipment condition using not only device data but environmental data as well. This results in lower overall service costs and improved asset longevity.

•

Asset Optimization: Industrial concerns with large fleets of similar equipment want to ensure the performance of their equipment is maximized. DataV, again by employing machine learning, data analytics, and historical data, can help these customers identify underperforming assets and proscribe remediation steps.

•

Asset Utilization: DataV can assist our customers in tracking how their products are used in the field. This can help ensure that equipment use is as intended, an important requirement for heavy equipment rental firms. It can also provide product designers with feedback that can help improve product performance and differentiation.

The DataV solution is designed to be implemented in a wide variety of industrial sectors and vertical markets, including commercial transportation, oil and gas extraction, manufacturing, water and power, medical devices and others. These industrial sectors share common operational characteristics, such as the dependence on complex capital equipment where the cost of failure or sub-optimal performance is relatively high. In other cases, our customers seek new revenue-generating products or services to enhance operating profitability. We license our DataV software through various customer licensing models, including perpetual and subscription, and we are flexible in providing DataV on-premises, hosted or via a software as a service (“SaaS”) model.

We officially launched DataV as a commercially available product in March 2016. Although we had previously engaged in several paid proof-of-concept tests with customers prior to that, we secured our first order in May 2016. This order, valued at $4.3 million over a three-year period, allowed PACCAR, Inc., a heavy-duty truck manufacturer, to employ adaptive diagnostics in order to more rapidly service and repair trucks. The order included a perpetual license to use DataV for that specific application on certain engines in North America, as well as annual maintenance and custom systems integration services.

In November 2016, we secured our second DataV order. This order, placed by Itron, Inc., a large global manufacturer of electric, water, and gas meters for utilities as well as smart city solutions targeting IoT device management, is valued at $1.9 million for the first year with a $2.9 million four-year extension option. The deal includes a subscription license to use DataV in addition to maintenance and systems integration services.

In December 2016, we secured an order from a global provider of candy and beverages. This contract is for a smart vending initiative that adds intelligence to existing fleets of vending machines, allowing them to better track real-time sales data and, in the future, better predict equipment failures within these machines.

Third-Party Software Products

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether stand-alone or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a significant solution source for their project needs. Our primary third-party software offerings include the following:

•

For 18 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for the complete line of Windows Embedded products, including major product families such as Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server. We are authorized to sell Windows Embedded operating systems in the United States, Canada, Mexico, Argentina, Brazil, Chile, Columbia, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union (“E.U.”), the European Free Trade Association, Turkey and Africa. Of our total revenue, 72% in 2016 and 64% in 2015 resulted from the sale of Windows Embedded operating systems. Our current distribution agreements related to Windows Embedded expire on June 30, 2017 and are typically renewed annually or bi-annually;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile product. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (excluding Cuba) (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2016, 9% was generated through the sale of Windows Mobile operating systems, compared to 12% in 2015. Our current distribution agreements related to Windows Mobile expire on June 30, 2017 and are typically renewed annually or bi-annually;

•	We are an authorized distributor for Adobe Flash technologies and Adobe Reader. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis; and
•	We are an authorized distributor of Intel Corporation’s Embedded Security product in North America.

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including 98% of third-party software revenue in 2016 and 97% of third-party software revenue in 2015.

Other Proprietary Software Products

Apart from DataV, we offer the following proprietary software products:

•

HTML5 Rendering Engine—Our HTML5 Rendering Engine is based on the open-source WebKit platform that is maintained by a number of leading internet and device companies. Using WebKit, device makers can create portable applications and user interfaces for their devices using the industry-standard HTML5 markup language; and

•

TestQuestTM 10—TestQuest 10 is our testing automation tool that provides customers with a complete test solution that brings together everything necessary to test connected devices, including tools to create and manage test cases, a platform that allows teams to collaborate on test development, and a reporting tool that allows customers to analyze test results.

By the end of 2016, we had effectively discontinued all research and development efforts on these products and no longer actively sell them.

Professional Engineering Services

Professional engineering service revenue for the last two fiscal years was as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Professional engineering service revenue	$15,271	$20,393
Professional engineering service revenue as a percentage of total revenue	16%	19%

DataV Services

In order to operate efficiently, DataV software must be integrated with a variety of customer systems, devices and databases, requiring a significant services component. We anticipate DataV contracts will frequently include a services component of 10-30 percent of total contract value. Services offered in this context include the following:

•	Integration with enterprise databases;
•	Integration with internal enterprise systems;
•	Integration with external public or third-party data sources;
•	Custom application development on our DataV platform;
•	Management of customer cloud instances hosting DataV software;
•	Training; and
•	Software integration on remote devices.

Other Service Offerings

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

Service revenue derived from our engagement with Google was $5.2 million, or 34%, of 2016 service revenue, and $4.7 million, or 23%, of service revenue in 2015. Service revenue derived from our engagement with The Coca-Cola Company was $3.4 million, or 23%, of 2016 service revenue, and $4.5 million, or 22%, of service revenue in 2015.

Strategy

Our strategy is to invest in growing our DataV solution, while we continue to operate our third-party software and ongoing engineering services business as efficiently as possible and invest the cash generated by this business in our DataV solution. Toward that end, in 2016 we:

•

Focused all research and development efforts on development of our DataV solution and related business applications. During 2016, we made significant investment in software development, quality assurance, and data scientists;

•

Focused all marketing efforts on launching our DataV solution and building our IoT business solutions brand. During 2016, we significantly expanded the size of our marketing team and the array of marketing programs in which we engage;

•	Focused a substantial majority of our sales organization on DataV. During 2016, we significantly expanded the DataV sales group with new hires and internal transfers;
•	Maintained our third-party software sales group essentially flat from prior years and will manage this group to maximize cash flow opportunities;
•

Rightsized our engineering services team in 2016 to increase profitability on ongoing service contracts, as well as to better position this team to expand our service offerings in support of DataV; and

•

Launched a customer solutions group in 2016, chartered with building enterprise-scale customer support, cloud hosting, and DataV services capabilities. This group also includes our professional engineering services organization.

Collectively, we intend for these steps to help us execute on a higher-margin proprietary software business enabled by related systems integration services, while reducing our dependency on our legacy lower-margin software and lower value added services business.

Relationship with Microsoft

We have a long-standing relationship with Microsoft and this relationship is important to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows Embedded operating systems for over 18 years;
•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;
•	We are a Windows Embedded Gold-level Systems Integrator;
•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;
•	We were the Microsoft Embedded Distributor of the Year for 2011;
•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;
•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;

•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;
•	We are a Preferred Provider of Visual Tools for Microsoft;
•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;
•	We are a Silver Intelligent Systems partner;
•	We are a Silver Data Analytics partner;
•	We are a Silver Data Platform partner; and
•	Microsoft has engaged us on various engineering service engagements.

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

Research and Development

During 2016, substantially all of our research and development personnel were dedicated to the design, development and release of DataV, and we expect this to continue to be the case for the foreseeable future. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand the IoT market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States. Research and development expense was $2.86 million and $1.64 million in 2016 and 2015, respectively.

Customers

Targeted customers for DataV include large industrial concerns that either manufacture capital assets, such as a heavy-duty commercial truck manufacturer, or rely on the widespread deployment of capital assets in the operation of their businesses, such as a large for-hire fleet operator. DataV customers may also include manufacturers incorporating DataV within their own offerings in order to add capabilities otherwise unavailable, such as an electric meter manufacturer developing smart grid technology for power utilities.

Customers purchasing third-party software and our other software solutions and engineering services include leading OEMs, ODMs, Enterprises, SVs and peripheral vendors. Representative customers include Hewlett Packard, Google, Coca-Cola, Elo Touch Solutions, Honeywell International, Inc., IGT, Microsoft, Mitsubishi Electric Corporation, Panasonic, Oracle, Omnicell, Elektrobit and several industrial handset companies.

Competition

The IoT market is still emerging. Our competitors in this space include, or we anticipate could include, the following:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•

Cloud IoT providers such as Amazon Web Services (AWS), Microsoft Azure, and General Electric (“GE”) Predix. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;

•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IoT market, including C3IoT and others.

Competition for our traditional third-party software and engineering solutions business includes:

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc., Avnet, Inc. and Synnex Corporation in Taiwan;
•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Wiketeo, SymphonyTeleca division of Harmon Industries and Wipro;
•	ODMs, particularly those in Taiwan and China, which have added or are adding software development capabilities to their offerings; and
•	Contract manufacturers, which have added or are adding software development capabilities to their offerings.

Some of our competitors focus on only one aspect of our business or offer complementary products, which can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share.

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

International Operations

Our international operations outside of North America consist principally of engineering services operations in Taipei, Taiwan and Trowbridge, England. We have a sales and sales support office in Tokyo, Japan. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has been, until relatively recently, restricted to North America, including Mexico, the majority of our revenue continues to be generated from North America. In 2016, revenue generated from customers located outside of North America was 5% of total revenue, compared to 8% in 2015. The decrease in revenue from outside of North America in 2016 was due to lower third-party software and professional engineering services revenue in both Asia and EMEA.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

The following indicates our total headcount by area:

	December 31,
	2016	2015
Engineering Services	78	118
Sales, Marketing and Administrative	70	66
Research and Product Development	21	7
Total Employees	169	191
Contractors (primarily engineering services)	3	10
Total Headcount	172	201

Of the total headcount of 172 at December 31, 2016, 114 were located in North America, 28 in Taiwan, 29 in the United Kingdom and one in Japan. As conditions necessitate, engineering service employees perform research and development activities and vice versa.

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

As of January 31, 2017, we had five pending United States (“US”) patent applications related to DataV, in addition to nine issued US patents related to other products and services. We also have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

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

Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive and other senior officers as of January 31, 2017:

Name	Age	Position
Andrew S. G. Harries	54	Chairman of the Board
Jerry D. Chase	57	President and Chief Executive Officer; Director
Robert J. Chamberlain	63	Director
William D. Savoy	52	Director
Kendra A. VanderMeulen	65	Director
Mary Jesse	52	Director
Peter J. Biere	60	Chief Financial Officer, Secretary and Treasurer
Scott B. Caldwell	48	Vice President, Worldwide Sales
Giles Frith	41	Vice President, Customer Solutions
David Wagstaff	55	Chief Technology Officer
Kevin T. Walsh	59	Vice President, Marketing

Item 1A.	Risk Factors.

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

Microsoft-Related Risk Factors

Because we provide software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following Microsoft-related risk factors may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have OEM Distribution Agreements (“ODAs”) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the E.U. and the European Free Trade Association. These ODAs are effective through June 30, 2017 and are typically renewed annually or bi-annually. We have also entered into other ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 30, 2017 and are typically renewed annually or bi-annually.

We generated $78.8 million and $80.4 million of revenue in 2016 and 2015, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2017. If either of the ODAs is terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time, and unless we are able to pass through price increases to our customers, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We qualified for rebate credits from Microsoft of $1.2 million and $1.1 million in 2016 and 2015, respectively, a portion of which is accounted for as a reduction in cost of sales and a portion as a reduction in marketing expense if and when qualified expenditures are made.

Our business and results of operations could be negatively impacted by changes Microsoft has implemented in its pricing of operating systems.

Microsoft has implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OEM Volume Royalty Program (“OVRP”) and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. These changes have altered the competitive dynamics because the same pricing discounts are available to all distributors of these Microsoft products. As a distributor of Microsoft products, this impacts both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. At this time, the amount and impact of these changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in 2017 and beyond. The sale of Microsoft operating systems represented approximately 81% and 75% of our total revenue and approximately 74% and 56% of our total gross margin for the years ended December 31, 2016 and 2015, respectively.

Microsoft has audited our records under the ODAs in the past and will likely audit our records again in the future and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for auditing and other reasons. Non-compliance with these and other requirements could result in the termination of the ODAs. Microsoft concluded audits of our records pertaining to the ODAs in 2009 and 2006, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found. The provisions also include terms that may make us contractually liable for payment of royalties to Microsoft in the event that certificates of authenticity are lost, damaged or stolen.

Our business and results of operations would be adversely impacted if Microsoft decided to provide Windows Embedded or Windows Mobile operating systems free of charge to customers.

Microsoft offers certain consumer Windows phone and tablet-based operating systems to customers free of charge, subject to certain limitations. While we do not distribute these operating systems today under our ODAs with Microsoft, if Microsoft were to offer, free of charge, operating systems that we do distribute, our business and results of operations would be adversely impacted.

If the markets for Windows Embedded and/or Windows Mobile operating systems decline, our business and operating results may be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices running the various Microsoft Windows Embedded and Windows Mobile operating systems, if the markets for these systems or platforms decline, our business and operating results could be negatively impacted. Market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems will depend on many factors, including:

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

DataV-Related Risk Factors

Our ability to maintain or grow our proprietary software revenue is contingent on the success of DataV, our proprietary business-focused Internet of Things (IoT) solution. If DataV fails to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive, unique product and service offerings that keep pace with technological changes and needs, our business would be negatively impacted.

Proprietary software product revenue provides us with much higher gross profit margins than we typically receive from both our third-party software products and our engineering service offerings, and provides other advantages as well. During 2015 and 2016, we invested significant resources in developing and marketing our DataV proprietary IoT solution, which includes software products, applications and services designed to render raw device data into meaningful and actionable data. As a relatively new solution, DataV may gain customer traction more slowly than anticipated, and our revenue and profit potential is uncertain. We expect to continue to make investments in the development and marketing of DataV, and this will increase our operating expenses.

There can be no assurance that there will be sufficient revenue generated by sales of DataV, or that it will achieve customer adoption quickly, or at all. Its failure would materially and adversely impact our revenue and operating results.

The IoT is an emerging market, and there can be no assurance that the IoT market will evolve as we expect, or that we will be successful in capitalizing on opportunities in this market.

We are currently devoting significant effort and resources to develop and launch our DataV solution to customers within the IoT market. IoT is an emerging and evolving market with many potential industry participants and customers, as well as undefined market opportunities and risks. This market may not materialize as we anticipate, and our efforts to capitalize on these opportunities may not be successful in the near term, or at all. If the IoT market does not materialize as we anticipate, or if our products and services do not achieve market acceptance, our business, financial condition, and operating results would be adversely affect, any of which would likely cause our stock price to decline.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle can run six to eighteen months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;
•	The approval cycles for our customers may be longer due to economic uncertainties;
•	The timing of budget cycles; and
•	The timing of customers’ competitive evaluation processes.

In addition, to successfully sell our software and engineering service offerings, we must frequently educate our potential customers about the full benefits of our software and services, which can require significant time and expense. This is particularly true given the early stage of the IoT market. If our sales cycle further lengthens unexpectedly, it could adversely affect the timing of our revenue, which could cause our quarterly results to fluctuate.

If our security measures or those of third-party data center hosting facilities, cloud computing platform providers, or other service partners are breached or unauthorized access is otherwise obtained to our customers’ data, our data or our information technology (“IT”) systems, our or our customers’ confidential information or personal information may be compromised or misappropriated, our products and services offerings may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial liability.

Our products and services involve the storage and transmission of customers’ proprietary data and information, and security breaches could result in a risk of loss of this data or information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our products and services. Any security breach could result in a loss of confidence in the security of our products and services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

Interruptions or delays in services from third-party data center hosting facilities or cloud computing platform providers could impair the delivery and availability of our products and services and harm our business.

We currently serve our software as a service (“SaaS”) customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to, or failure of, these systems generally could result in interruptions in the availability of our products and services. We have from time to time experienced, and may continue to experience, such interruptions, which could cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our product and services offerings are unreliable.

We do not control the operation of any of these facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our services.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and services and adversely affect our business.

Regulation related to the provision of services on the internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the E.U.’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the E.U.’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our products and services or restrict our ability to store and process data or, in some cases, impact our ability to offer our products and services in certain locations or our customers' ability to deploy our solutions globally. For example, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our products and services, reduce overall demand for our products and services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our products and services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products and services, and could limit adoption of our cloud-based solutions.

We rely on third-party software and cloud platforms that could cause errors in, or failures of, our products and services and may be difficult to replace.

We rely on software licensed from, and cloud platforms provided by, third parties in order to offer our products and services. Any errors or defects in third-party software or cloud platforms could result in errors in, or a failure of, our products and services, which could harm our business. In addition, despite contract provisions to protect us, customers may look to us to support and provide warranties for third-party software or cloud platforms, which may expose us to potential claims, liabilities and obligations for applications we did not develop or sell, all of which could harm our business. Further, particular third-party software and cloud platforms may not continue to be available at reasonable prices, on commercially reasonable terms, or may become unavailable. Any of these outcomes could significantly increase our expenses and result in delays in the provisioning of our products and services until equivalent technology is developed by us, or, if available, is identified, obtained through purchase or license and integrated into our products and services.

General Business-Related Risk Factors

Our marketplace is extremely competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The IoT market is still emerging but already becoming increasingly competitive. Our competitors in this space include, or we anticipate could include, the following:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•	Cloud IoT providers such as AWS, Microsoft Azure, and GE Predix. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;
•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IoT market, including C3IoT and others.

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

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation in Taiwan;
•	Marketing agencies and specialized vendors who provide mobile application services; and
•	We will encounter increasing competition in the growing IoT market from a number of additional software and service providers as we expand our focus on this market in 2016 and beyond.

Some of our competitors focus on only one aspect of our business or offer complementary products that can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft, that may enable them to rapidly increase their market share. Microsoft has not agreed to any exclusive arrangement with us, nor has it agreed not to compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected system software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to the Microsoft technology as we are. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

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

We depend on our direct sales force to achieve planned revenue growth in the future, and if our sales force is not successful, our financial condition will be harmed.

We sell our solutions primarily through our direct sales force. Our ability to achieve planned revenue growth in the future will depend upon the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our solutions. If our direct sales force does not perform as expected, our business, financial condition, and operating results could be adversely affected.

Our operating results may be adversely affected by changing economic and market conditions and the uncertain geopolitical environment.

Uncertain economic and political conditions worldwide have from time-to-time contributed, and may continue to contribute, to slowdowns in the technology industries at large, particularly in an emerging market such as IoT, potentially resulting in:  reduced demand for our products and services as a result of constraints on IT-related capital spending by our customers; purchasing delays; payment delays adversely affecting our cash flow and revenue; and difficulty in accurate budgeting and planning. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, we may experience material impacts on our business, operating results and financial condition.

Our business and operations would be adversely impacted in the event of a failure or interruption of our IT infrastructure.

The proper functioning of our own IT infrastructure is critical to the efficient operation and management of our business. Our IT is vulnerable to cyber-attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We may be subject to product liability claims that could result in significant costs.

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability claims to date, as our business focus continues to transition to the sale of our own proprietary products, the sale and support of our products and services may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to retain adequate liability insurance in the future. A product liability claim brought against us, whether successful or not, could negatively impact our business and operating results.

Our business and results of operations would be adversely impacted in the event that we incur business losses that are not covered by or exceed our existing business insurance coverage.

We are insured against certain business risks and liabilities under our corporate insurance policies. However, to the extent that we incur losses in connection with our business that are not covered by our existing insurance policies or that exceed our existing policy coverage, our business and results of operations would be adversely impacted.

Negative business conditions, changes in useful lives, and other factors may negatively affect the carrying value of the intangible assets and goodwill we have acquired.

In the third quarter of 2011, we acquired MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. In 2015) including certain intangible assets with a carrying value of $463,000 and goodwill of $3.7 million as of December 31, 2016. We evaluate goodwill and intangible assets for impairment on an annual basis or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Reductions in operating cash flows or projected cash flows of our reporting units could result in an impairment charge that would negatively impact our operating results. Further, business conditions and other factors may also require us to reassess the useful lives associated with intangible assets.

Past acquisitions have proven difficult to integrate, and recent or future acquisitions, if any, could disrupt our business, dilute shareholder value and negatively affect our operating results.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. To successfully complete an acquisition, we must properly evaluate the technology, market and management team, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products, research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, management may be distracted from day-to-day operations. We also may be unable to maintain consistently uniform standards, controls, procedures and policies, and significant demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses sometimes result in unexpected liabilities and contingencies, which may involve compliance with foreign laws, payment of taxes, labor negotiations or other unknown costs and expenses, which could be significant.

We may not be able to raise additional capital if required to support our business, and the issuance of additional equity or convertible debt securities would result in the dilution of our existing shareholders.

If we need to raise additional operating capital, we may find that our access to equity and debt capital markets is limited or blocked entirely. In the past, our stock has traded at low volumes and overall investor confidence in the stock market could falter. This could make it difficult or impossible to sell additional shares on the public markets. In addition, it may be difficult and costly to obtain debt financing and we may be unable to borrow additional funds at acceptable cost, or at all, should the need arise. If we are unable to raise capital as necessary, it may adversely affect our ability to invest in products or fund operations, which would materially harm our business and negatively affect operating results. Further, even though we may not need additional funds, we may still elect to do so for other reasons. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of our existing shareholders would be reduced.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies and the market price of our common stock may therefore frequently change as a result. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations (including as a result of fluctuations in our revenue recognition), announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, developments in the IoT market,  changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and operating results.

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

Section 382 of the U.S. Internal Revenue Code restricts the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2016, we had approximately $55.7 million of federal and $1.8 million of state net operating loss carryforwards and $2.8 million of tax credit carryforwards. Of the federal net operating loss carryforwards, an aggregate of $36.3 million will expire in 2022 and 2023. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change as defined by Section 382 has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

Intellectual Property-Related Risk Factors

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our software products, including DataV, and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our software products or service offerings, or a product based on one of our reference designs, violated a third-party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future software products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that third-party technology incorporated into our software products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we are required to indemnify our customers for claims made against them that are based on our software products or services. There can be no assurance that infringement or invalidity claims related to the software products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated, with companies with substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license were not obtained, we would be required to cease these related business operations, which could negatively impact our business, revenue and operating results.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue and operating results adversely affected. We rely primarily on confidentiality procedures and contractual provisions as well as a combination of patent, copyright, trade secret and trademark laws, to protect our intellectual property. These laws and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software products, including DataV, and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us at all, or on acceptable terms. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

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

Software and hardware components as complex as those needed for dedicated purpose intelligent systems frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products, our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly comprehensive products and services, particularly those focused on IoT hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of third-party manufacturers to correct, identify and prevent manufacturing errors. Errors that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively impact our business and operating results.

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

Customers outside of North America generated 5% of our total revenue in 2016 and 8% in 2015. We currently have sizable operations outside of North America in Taiwan and the United Kingdom (“U.K.”) and also have a small sales and support presence in Japan. Our international activities and operations expose us to a number of risks, including the following:

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

•

In addition, on June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Because of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, which could adversely impact our operations in both the U.K. and the E.U.

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

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell these customers our software and services. As an example, under our ODAs with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the E.U. and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas we may be less competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2016, our corporate headquarters are located in 24,061 square feet of leased space in a single location in Bellevue, Washington. The lease term ends in May 2020.

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

	High	Low
Year Ended December 31, 2016:
First Quarter	$6.23	$4.70
Second Quarter	$6.31	$4.99
Third Quarter	$5.69	$4.30
Fourth Quarter	$6.10	$3.85
Year Ended December 31, 2015:
First Quarter	$4.95	$4.27
Second Quarter	$7.96	$4.09
Third Quarter	$7.56	$5.77
Fourth Quarter	$12.15	$5.60

Holders

As of January 31, 2017, there were 116 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain some statements and information that are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements, and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see Item 1 of Part I, “Business—Cautionary Note Regarding Forward-Looking Statements,” and Item 1A of Part I, “Risk Factors.”

Overview

Since our inception, our business has largely been focused on providing software solutions (historically including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated purpose standalone intelligent systems. Examples of dedicated purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network or data cloud via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. While IoT is a relatively new market, we believe the work we have engaged in since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IoT. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataV™. Our DataV solution includes software products, applications and services that are designed to render raw IoT device data into meaningful and actionable data for our customers.

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings comprised software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV.

We believe that DataV presents high growth opportunities in a large, expanding addressable market, at substantially higher gross margins as compared to our traditional business. Over time, we intend for DataV to become our primary focus, representing a transition away from dependence on resale software and engineering services toward increased reliance on our own proprietary software and related systems integration services. As a result, we focused virtually all of our research and development and marketing efforts, as well as a majority of our sales efforts, on DataV during 2016. We intend to continue to run our legacy software resale and engineering services business for the foreseeable future.

Critical Accounting Judgments

Revenue Recognition

We recognize revenue from the sale of software and professional engineering services when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured. We generally use contracts and customer purchase orders  to determine the existence of an arrangement, and shipping documents and time records to verify delivery. We assess whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Periodically, we will begin work on engineering service engagements prior to having a signed contract and, in some cases, the contract is signed in a quarter after which service delivery costs are incurred. We do not defer costs associated with such engagements before we have received a signed contract.

We recognize software revenue upon delivery provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and other revenue recognition criteria have been met. We recognize service revenue from time and materials contracts, and training service agreements, as we perform the services. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method assuming we can make reasonable estimates of completion. We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts and provides the best match of revenue recognized with costs incurred. We measure the percentage of completion based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We use significant judgment when estimating total hours and progress to completion on these arrangements, which we use to determine the amount of revenue we recognize as well as whether a loss is recognized, if one is expected to be incurred for the remainder of the project. We incorporate revisions to hour and cost estimates when the causal facts become known.

In certain cases, we are unable to make reliable estimates of either specific amounts or ranges of contract revenues and costs. In such cases where we anticipate that we will not incur a loss on the contract, we use a zero profit model, recognizing equal amounts of revenue and cost during the contract period and delaying profit recognition until the project is completed and accepted.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and post-contract customer support and/or maintenance (“PCS”). As a result, judgment is often required to determine the appropriate accounting, including how to allocate the price among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates and enhancements. We allocate revenue to each element based on the relative fair value of each of the elements in a multiple element arrangement, when vendor specific objective evidence (“VSOE”) of fair value exists for all elements. When the same element is sold separately, VSOE is established; when VSOE does not exist, judgments are required to assess the fair values of various elements of an agreement, which can impact the recognition of revenue in each period. While changes in the allocation of the sales price between contract elements may affect the timing of revenue recognition, the total revenue recognized on the contract would not change. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value if such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then to the residual delivered elements. In the absence of fair value for an undelivered element, we account for the arrangement as a single unit of accounting, which delays revenue recognition until all elements are fulfilled.

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. While we have entered into very few multiple-element arrangements for proprietary software historically, our initial DataV contracts each included multiple elements, including software licenses, installation, training services and PCS, and we anticipate this will continue to be the case for many future DataV contracts. We have been unable to establish VSOE for DataV contracts to date.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. These estimates factor in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration a number of factors, including the complexity of engineering. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2016, we were delivering professional engineering services under one fixed-price service contract. The percentage of completion calculations on this contract represents management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, we record the revisions to the percentage-of-completion calculations in the period the changes are noted. For illustrative purposes only, if we were 10% under in our estimate of completion on the fixed-bid contract active on December 31, 2016, our revenue could have been over-stated by approximately $35,000 for 2016.

Intangible Assets and Goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist of customer relationships arising from business acquisitions. We periodically assess the value of our intangible assets; factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. The first step in the impairment analysis compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, we then perform the second step of the impairment test to measure the amount of any impairment loss.

We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether the fair value of the reporting unit is more likely than not less than the carrying amount. If we determine that the fair value of the reporting unit is more likely greater than its carrying amount, we do not conduct further impairment testing. If we determine that the fair value of the reporting unit is not more likely greater than the carrying amount, we perform a quantitative two-step impairment test.

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

Incentive Compensation

We make certain estimates, judgments and assumptions regarding the likelihood of attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged reasonably likely to be earned as of year-end and is estimable. The amount accrued, and expense recognized, is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our year-to-date actual results, and expected results for the remainder of the year. Because we consider estimated future results in assessing the likelihood of attainment, significant judgment is required. If actual results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Net operating losses and tax credits, to the extent not already utilized to offset taxable income or income taxes, also give rise to deferred tax assets. We must then assess the likelihood that any deferred tax assets will be realized from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. We are required to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We estimate the valuation allowance related to our deferred tax assets on a quarterly basis.

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

	Year Ended
	December 31,
	2016	2015
Revenue:
Software	84%	81%
Professional engineering service	16%	19%
Total revenue	100%	100%
Cost of revenue:
Software	70%	67%
Professional engineering service	14%	14%
Total cost of revenue	84%	81%
Gross profit	16%	19%
Operating expenses:
Selling, general and administrative	14%	11%
Research and development	3%	2%
Total operating expenses	17%	13%
Income (loss) from operations	(1)%	6%
Other income, net	0%	0%
Income (loss) before income taxes	(1)%	6%
Income tax expense	(0)%	0%
Net income (loss)	(1)%	7%

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of engineering services. Total revenue decreased $9.2 million, or 9%, to $97.4 million in 2016 from $106.6 million in 2015. This decrease was primarily due to lower sales of Windows Mobile and Embedded operating systems, a decrease in engineering services revenue, as well as decreases in our proprietary software revenue. One customer, Honeywell International Inc., accounted for 14% of total revenue in 2016 and 16% of total revenue in 2015. No other customers accounted for 10% or more of total revenue in either 2016 or 2015.

Revenue from our customers outside of North America decreased $3.6 million, or 41%, to $5.1 million in 2016, from $8.7 million in 2015. Revenue from our customers outside of North America represented 5% of our total revenue in 2016, compared to 8% in 2015. The decrease in revenue from outside of North America in 2016 was primarily attributable to lower sales of third-party software systems and lower professional engineering services revenue in both Asia and EMEA.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from our own proprietary software products, which include software license sales, royalties from our software products, support and maintenance revenue, and royalties from certain engineering service contracts. Software revenue for 2016 and 2015 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Software revenue:
Third-party software	$80,231	$82,885
Proprietary software	1,939	3,323
Total software revenue	$82,170	$86,208
Software revenue as a percentage of total revenue	84%	81%
Third-party software revenue as a percentage of total software revenue	98%	96%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Embedded and Windows Mobile operating systems. Third-party software revenue decreased $2.7 million, or 3%, in 2016 compared to 2015. The decrease in third-party software revenue was due to a decrease in Microsoft Windows Mobile software sales due to lower volumes related to the age of the product, offset by an increase in Microsoft Embedded software sales, combined with a reduction in sales of other third-party software.

Proprietary software revenue decreased $1.4 million, or 42%, in 2016 compared to 2015. This decline was due to several large purchases of our legacy products in 2015 that were not repeated in 2016. We expect that proprietary software revenue from our legacy products will continue to fluctuate in the future with generally lower overall volume in 2017 and beyond.

Professional engineering service revenue

Professional engineering service revenue for 2016 and 2015 was as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Professional engineering service revenue	$15,271	$20,393
Professional engineering service revenue as a percentage of total revenue	16%	19%

Service revenue decreased $5.1 million, or 25%, in 2016 compared to 2015, due to decreases in service revenue generated in each of our three geographic areas: North America, Asia and EMEA. The decreases in North America and EMEA service revenue were due to the completion of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. The decrease in Asia was due to lower revenue generated by sales in Japan.

Our largest professional engineering customers in 2016 were Google, Coca-Cola and Mitsubishi Electric Corporation. Our work for Ford, historically one of our largest customers, has been scaled back as the amount of our work on their increasingly mature Sync 2 platform continues to diminish.

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

Gross profit on the sale of third-party software products is positively impacted by rebate credits we receive from Microsoft for embedded software sales earned through the achievement of defined objectives. In accordance with Microsoft rebate program rules, we allocate 30% of rebate values to reduce cost of sales, with the remaining 70% to offset marketing expense in the period qualified marketing expenditures are incurred.

Under the Microsoft rebate program, we recognized $345,000 and $326,000 of rebate credits in 2016 and 2015, respectively, which were accounted for as reductions in cost of sales. We received $1.1 million and $0.8 million in rebates during 2016 and 2015, respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $469,000 in outstanding rebate credits for which we qualified as of December 31, 2016, which will reduce marketing expense if and when qualified program expenditures are made.

The following table outlines software, services and total gross profit (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Third-party software gross profit	$12,378	$12,431
Third-party software gross margin	15%	15%
Proprietary software gross profit	$1,610	$2,840
Proprietary software gross margin	83%	85%
Total software gross profit	$13,988	$15,271
Total Software gross margin	17%	18%
Professional engineering service gross profit	$1,832	$5,199
Professional engineering service gross margin	12%	25%
Total gross profit	$15,820	$20,470
Total gross margin	16%	19%

Software gross profit and gross margin

Total software gross profit decreased by $1.3 million, or 8%, in 2016 compared to 2015, and total software gross margin decreased by one percentage point to 17% in 2016 from 18% in 2015.

Third-party software gross margin was 15% in both 2016 and 2015. Proprietary software gross margin was 83% in 2016 compared to 85% in 2015. Although proprietary software revenue decreased by 42%, margin levels remained relatively stable due to the relatively fixed software cost of sales for these products.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit decreased $3.4 million, or 65%, in 2016 compared to 2015 primarily due to a $5.1 million decrease in service revenue combined with a $1.8 million decrease in service cost of sales. Service gross margin was 12% in 2016, a 13% decrease from 25% in 2015. The decrease in service gross margin was due primarily to the decrease in service revenue as several projects finished in 2016 as well as to approximately $1.0 million in restructuring costs we incurred because of a reduction in workforce in the professional engineering services group in the third and fourth quarters of 2016.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). Selling, general and administrative expenses increased $1.7 million to $14.1 million in 2016 from $12.4 million in 2015. This 14% increase was a result of higher spending in both sales and marketing including higher compensation expenses to support the launch of our DataV products, partially offset by lower general and administrative spending and stock compensation expenses. Selling, general and administrative expenses represented approximately 14% of our total revenue in 2016 and approximately 11% in 2015. The percentage was higher in 2016 due to the combination of lower revenue and higher expenses.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. Research and development expenses increased $1.2 million, or 74%, to $2.86 million in 2016, from $1.64 million in 2015 due to increased spending for continued

development and enhancements of our DataV product line. Research and development expenses represented approximately 3% of total revenue in 2016 and 2% of total revenue in 2015. Research and development expenses are expensed when incurred.

Other income (expense), net

Other income (expense) consists of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. Net other income was $247,000 in 2016 compared to net other income of $132,000 in 2015, representing a change of $115,000. This change was primarily due to a sales tax refund received in 2016 and by higher interest income recorded in 2016 compared to 2015.

Income taxes

Income tax expense was $141,000 in 2016, based on loss before tax of $911,000, and was primarily composed of taxes on foreign income, primarily in Japan. Income tax expense was $470,000 in 2015, based on income before tax of $6.6 million. Our effective tax rates were a negative 15.7% and positive 7.1% in 2016 and 2015, respectively, both of which are below the statutory rate of 34%, primarily due to the full valuation allowance on U.S. deferred tax assets.

We apply the guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence we consider for each jurisdiction includes, among other items, (i) the historic levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2016, we determined the valuation allowance against our U.S. gross deferred tax assets was appropriate.

Liquidity and Capital Resources

As of December 31, 2016, we had $33.2 million of cash, cash equivalents, short-term investments and restricted cash, compared to $30.0 million at December 31, 2015. Of these amounts, $14.3 million and $16.4 million were classified as cash and cash equivalents at December 31, 2016 and December 31, 2015, respectively,

Restricted cash equivalents of $250,000 at December 31, 2015 was classified as long-term. This cash was restricted to support a letter of credit under the terms of our headquarters operating lease. In September 2016, we secured a new letter of credit under our credit agreement that removed the requirement for a cash deposit. Our working capital was $35.4 million at December 31, 2016, compared to $32.2 million at December 31, 2015.

Net cash provided by operating activities was $2.6 million in 2016, comprised of our net loss of approximately $1.1 million, combined with non-cash expenses of approximately $1.8 million and positive net working capital changes of approximately $1.8 million (including an increase in accounts receivable of $2.6 million and an increase in third-party software fees payable of $3.0 million). Net cash provided by operating activities was $2.9 million in 2015, resulting from our net income of $6.1 million, positive net working capital changes of $5.5 million net of non-cash expenses of $2.3 million.

Net cash used for investing activities was approximately $5.8 million in 2016, primarily resulting from purchases of investment securities of approximately $30.6 million, offset by maturities of such securities of $25.0 million, combined with $0.4 million in fixed asset purchases and a reduction in restricted cash equivalents of $250,000. Net cash used for investing activities was $0.3 million in 2015, resulting from full reinvestment of maturities from our investment portfolio combined with $0.3 million in fixed asset purchases.

Financing activities generated $1.1 million in 2016 and $0.7 million in 2015 resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents, short-term investments and long-term investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months. Our accounts receivable increased during 2016 resulting from extended payment terms granted to a highly-credit worthy customer. We do not anticipate further such increases in 2017.

In September 2015, we entered into a two-year unsecured line of credit agreement in the principal amount of up to $12 million. No amounts were drawn or outstanding as of either December 31, 2016 or 2015; however, in September 2016 we secured a letter of credit with the landlord of our headquarters office lease with this credit agreement so the amount available at December 31, 2016 is $11.75 million. See Item 8, Financial Statements and Supplementary Data, Note 12, Credit Agreement, for more information regarding this agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.4 million in 2020; and
•

In conjunction with our activities under our ODAs with Microsoft, we previously entered into OVRP commitments with Microsoft. Under these OVRPs, we provided volume pricing on a customer-by-customer basis assuming certain minimum unit volumes were met. The OVRP terms were 12 months. In the event we did not meet the committed minimum unit volumes, we were obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements did not equate to a minimum purchase commitment but rather, the arrangements were a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we had reciprocal agreements with our customers such that we would receive per-unit price adjustments, similar to the amounts we would subsequently owe to Microsoft if such OVRP volumes were not met. However, in the event a customer had been unwilling or unable to pay us, we could have been negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we do not believe we will incur any material liability in the current or future periods. Microsoft has ended the OVRP arrangements effective January 1, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BSQUARE Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

February 21, 2017

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,312	$16,443
Short-term investments	18,888	13,280
Accounts receivable, net of allowance for doubtful accounts of $50 at December 31, 2016 and $62 at December 31, 2015	21,579	19,009
Prepaid expenses and other current assets	878	580
Total current assets	55,657	49,312
Equipment, furniture and leasehold improvements, net	1,089	1,167
Restricted cash equivalents	—	250
Deferred tax assets	7	145
Intangible assets, net	464	594
Goodwill	3,738	3,738
Other non-current assets	53	52
Total assets	$61,008	$55,258
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$14,831	$11,789
Accounts payable	283	188
Accrued compensation	2,008	2,390
Other accrued expenses	714	1,277
Deferred rent, current portion	321	298
Deferred revenue	2,064	1,135
Total current liabilities	20,221	17,077
Deferred tax liability	23	97
Deferred rent	854	1,177
Deferred revenue	1,798	—
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,532,348 shares issued and outstanding at December 31, 2016 and 12,092,598 shares issued and outstanding at December 31, 2015	135,660	133,331
Accumulated other comprehensive loss	(941)	(869)
Accumulated deficit	(96,607)	(95,555)
Total shareholders' equity	38,112	36,907
Total liabilities and shareholders' equity	$61,008	$55,258

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Revenue:
Software	$82,170	$86,208
Professional engineering service	15,271	20,393
Total revenue	97,441	106,601
Cost of revenue:
Software	68,182	70,937
Professional engineering service	13,439	15,194
Total cost of revenue	81,621	86,131
Gross profit	15,820	20,470
Operating expenses:
Selling, general and administrative	14,119	12,400
Research and development	2,859	1,639
Total operating expenses	16,978	14,039
Income (loss) from operations	(1,158)	6,431
Other income (expense), net	247	132
Income (loss) before income taxes	(911)	6,563
Income tax expense	(141)	(470)
Net income (loss)	$(1,052)	$6,093
Basic income (loss) per share	$(0.09)	$0.51
Diluted income (loss) per share	$(0.09)	$0.49
Shares used in calculation of income (loss) per share:
Basic	12,260	11,938
Diluted	12,260	12,419
Comprehensive income (loss):
Net income (loss)	$(1,052)	$6,093
Other comprehensive income (loss):
Foreign currency translation, net of tax	(79)	19
Change in net unrealized gains (losses) on investments, net of tax	7	(4)
Total other comprehensive income (loss)	(72)	15
Comprehensive income (loss):	$(1,124)	$6,108

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, January 1, 2015	—	$—	11,767,577	$131,071	$(846)	$(101,648)	$28,577
Exercise of stock options	—	—	250,196	744	—	—	744
Share-based compensation, including issuance of restricted stock	—	—	74,825	1,516	—	—	1,516
Net income	—	—	—	—	—	6,093	6,093
Foreign currency translation adjustment, net of tax	—	—	—	—	(19)	—	(19)
Change in unrealized gains on investments, net of tax	—	—	—	—	(4)	—	(4)
Balance, December 31, 2015	—	$—	12,092,598	$133,331	$(869)	$(95,555)	$36,907
Exercise of stock options	—	—	371,845	1,082	—	—	1,082
Share-based compensation, including issuance of restricted stock	—	—	67,905	1,247	—	—	1,247
Net loss	—	—	—	—		(1,052)	(1,052)
Foreign currency translation adjustment, net of tax	—	—	—	—	(79)	—	(79)
Change in unrealized gains on investments, net of tax	—	—	—	—	7	—	7
Balance, December 31, 2016	—	$—	12,532,348	$135,660	$(941)	$(96,607)	$38,112

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows provided by operating activities:
Net income (loss)	$(1,052)	$6,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	598	575
Stock-based compensation	1,247	1,516
Deferred income taxes	—	209
Changes in operating assets and liabilities:
Accounts receivable, net	(2,570)	(5,383)
Prepaid expenses and other assets	(235)	139
Third-party software fees payable	3,042	(458)
Accounts payable and accrued expenses	(850)	45
Deferred revenue	2,727	423
Deferred rent	(300)	(276)
Net cash provided by operating activities	2,607	2,883
Cash flows used in investing activities:
Purchases of equipment and furniture	(390)	(272)
Proceeds from maturities of short-term investments	24,950	25,081
Purchases of short-term investments	(30,566)	(25,089)
Reduction of restricted cash equivalents	250	—
Net cash used for investing activities	(5,756)	(280)
Cash flows from financing activities—proceeds from exercise of stock options	1,110	716
Effect of exchange rate changes on cash	(92)	(3)
Net increase (decrease) in cash and cash equivalents	(2,131)	3,316
Cash and cash equivalents, beginning of year	16,443	13,127
Cash and cash equivalents, end of year	$14,312	$16,443
Supplemental cash flow information:
Cash paid for income taxes	$194	$310

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of Business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. Since our inception, our business has largely been focused on providing software solutions (historically including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated purpose standalone intelligent systems. Examples of dedicated purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network or data cloud via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in 2014, we initiated development efforts focused on new proprietary software products addressing the Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. These software development efforts have driven a new business initiative for BSQUARE, which refer to as DataVTM. Our DataV solution includes software products, applications and services that are designed to render raw IoT device data into meaningful and actionable data for our customers. We launched DataV in early 2016 and announced our first three major bookings during 2016.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted income (loss) per share (in thousands):

	Year Ended
	December 31,
	2016	2015
Weighted average shares outstanding for basic income (loss) per share	12,260	11,938
Dilutive effect of common stock equivalent shares	—	481
Weighted average shares outstanding for diluted income (loss) per share	12,260	12,419

Common stock equivalent shares of 691,243 and 213,820 were excluded from the computations of basic and diluted income per share for the years ended December 31, 2016 and 2015, respectively, because their effect was anti-dilutive.

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

Short-term investments consist entirely of marketable securities, which are all classified as available-for-sale securities and are recorded at their estimated fair value. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities less than 12 months as short-term investments. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of shareholders’ equity, except for unrealized losses determined to be other than temporary, which are recorded in other expense.

Restricted Cash

Our restricted cash equivalents balance at December 31, 2015 represented funds held at a financial institution as security for an outstanding letter of credit related to our corporate headquarters lease obligation. The full balance of restricted cash equivalents was released in September 2016 when we entered into a new letter of credit agreement secured by our credit agreement with JPMorgan Chase Bank, N.A.

Financial Instruments and Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable.

Allowance for Doubtful Accounts

We record accounts receivable at the invoiced amount net of an estimated allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review customers that have past due invoices to identify specific customers with known disputes or collectability issues. In determining the amount of the allowance, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations.

Equipment, Furniture and Leasehold Improvements

We account for equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from two to ten years. We expense maintenance and repairs costs as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the consolidated statements of income. When facts and circumstances indicate that the value of long-lived assets may be impaired, we perform an evaluation of recoverability comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible Assets

Intangible assets were recorded as a result of business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We amortize our acquired intangible assets using the straight-line method using lives ranging from one to ten years. We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Goodwill

We evaluate goodwill for impairment in the fourth quarter annually, or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether the fair value of the reporting unit is more likely than not less than the carrying amount. If we determine that the fair value of the reporting unit is more likely greater than its carrying amount, we do not conduct further impairment testing. If we determine that the fair value of the reporting unit is not more likely greater than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, we then perform the second step of the impairment test to measure the amount of any impairment loss.

Third-Party Software Fees Payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Research and Development

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs would be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this would be reached after all high-risk development issues have been resolved through coding and testing, and would occur shortly before the product is released. Amortization of costs incurred after this point would be included in cost of revenue over the estimated life of the products. As of December 31, 2016 and 2015, we had not recorded any such capitalized costs.

Advertising Costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $45,000 in 2016 and $23,000 in 2015.

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

We apply the guidance of Accounting Standards Codification (ASC) 740, Income Taxes, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2016, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

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

In certain rare circumstances, we will grant extended terms to highly credit-worthy customers. The terms we offer are fixed and determinable; they are for sales of perpetual software licenses, they do not exceed twelve months in duration, they do not include multiple element arrangements requiring post-contract support, they do not permit returns or exchanges past thirty days and they do not require any additional services be provided by us.

We recognize software revenue upon delivery provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and other revenue recognition criteria have been met. We recognize service revenue from time and materials contracts, and training service agreements, as we perform the services. Fixed-price service agreements, and certain time and materials service agreements with capped fee structures, are accounted for using the percentage-of-completion method assuming we can make reasonable estimates of completion. We use the percentage-of-completion method of accounting because we believe it is the most accurate method to recognize revenue based on the nature and scope of these engineering service contracts and provides the best match of revenue recognized with costs incurred. We measure the percentage of completion based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable. We use significant judgment when estimating total hours and progress to completion on these arrangements, which we use to determine the amount of revenue we recognize as well as whether a loss is recognized, if one is expected to be incurred for the remainder of the project. We incorporate revisions to hour and cost estimates during the period in which the causal facts become known.

In certain situations, when it is impractical for us to reliably estimate either specific amounts or ranges of contract revenues and costs, and where we anticipate that we will not incur a loss, a zero profit model is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted. If the contract includes post-contract customer support and/or maintenance (“PCS”), profit is recognized over the PCS term.

We also enter into arrangements in which a customer purchases a combination of software licenses, engineering services and PCS. As a result, judgment is often required to determine the appropriate accounting, including how to allocate the price among the deliverable elements if there are multiple elements. PCS may include rights to upgrades, when and if available, telephone support, updates and enhancements. We allocate revenue to each element based on the relative fair value of each of the elements in a multiple element arrangement, when vendor specific objective evidence (“VSOE”) of fair value exists for all elements. When the same element is sold separately, VSOE is established; when VSOE does not exist, judgments are required to assess the fair values of various elements of an agreement, which can impact the recognition of revenue in each period. While changes in the allocation of the sales price between contract elements may affect the timing of revenue recognition, the total revenue recognized on the contract would not change. When elements such as software and engineering services are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value if such element meets the criteria for treatment as a separate unit of accounting. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then to the residual delivered elements. In the absence of fair value for an undelivered element, we account for the arrangement as a single unit of accounting, which delays revenue recognition until all elements are fulfilled.

There are two items involving revenue recognition that require us to make more difficult and subjective judgments: the determination of VSOE of fair value in multiple element arrangements and the estimation of percentage of completion on fixed-price service contracts. While we have entered into very few multiple-element arrangements for proprietary software historically, our initial DataV contracts each included multiple elements, including software licenses, installation, training services and PCS, and we anticipate this will continue to be the case for many future DataV contracts. We have been unable to establish VSOE for DataV contracts to date.

When engineering services and royalties are contained in a single arrangement, we recognize revenue from professional engineering services as earned in accordance with the criteria above even though the effective rate per hour may be lower than typical because the customer is contractually obligated to pay royalties on their device shipments. We recognize royalty revenue, classified as software revenue, when we receive the royalty report from the customer, or when such royalties are contractually guaranteed and the other revenue recognition criteria are met, when collectability is reasonably assured.

Revenue is recognized net of any applicable sales taxes collected from customers and remitted to governmental authorities. Shipping and handling costs are generally billed to customers and are included in cost of revenue in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance, as amended, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures, and are currently planning to implement this ASU effective January 1, 2017. We believe the adoption will not have a material impact on our traditional third-party software or professional engineering services business, but that it will have a significant impact on the revenue recognition timing for our new DataV software products and services. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for DataV arrangements that include term-based software licenses bundled with professional engineering services, and maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard there will be more performance obligations under the new standard as compared with the deliverables and units of account previously identified for DataV in which revenue was recognized over time. As a result, this may yield earlier recognition of DataV revenue than under current accounting rules and may result in greater quarterly revenue recognition variability.

While we currently expect revenue recognition related to our traditional third-party software and professional engineering services business to remain unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. We adopted the new guidance retrospectively beginning with the year ended December 31, 2014.

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

2.	Cash and Investments

Cash, cash equivalents, short-term investments, and restricted cash consist of the following (in thousands):

	December 31,
	2016	2015
Cash	$11,016	$7,270
Cash equivalents—money market funds	2,796	1,500
Corporate commercial paper	500	5,404
Corporate debt securities	—	2,269
Total cash and cash equivalents	14,312	16,443
Short-term investments:
Corporate commercial paper	11,465	6,245
Treasury bonds	—	1,007
Corporate debt securities	7,423	6,028
Total short-term investments	18,888	13,280
Restricted cash equivalents	—	250
Total cash, cash equivalents, short-term investments and restricted cash equivalents	$33,200	$29,973

Gross unrealized gains and losses on our cash equivalents and short-term investments were not material as of December 31, 2016 and December 31, 2015. Our restricted cash equivalents balance at December 31, 2015 related to a letter of credit securing the lease of our corporate headquarters. The restricted cash equivalents balance was released in September 2016 when we entered into a new letter of credit agreement secured by our credit agreement with JPMorgan Chase Bank, N.A.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,796	$—	$2,796
Corporate commercial paper	—	500	500
Corporate debt	—	—	$—
Total cash equivalents	2,796	500	3,296
Short-term investments:
Corporate commercial paper	—	11,465	11,465
Treasury bonds	—	—	—
Corporate debt	—	7,423	7,423
Total short-term investments	—	18,888	18,888
Total assets measured at fair value	$2,796	$19,388	$22,184

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,404	$—	$5,404
Corporate commercial paper	—	1,500	1,500
Corporate debt	—	2,269	$2,269
Total cash equivalents	5,404	3,769	9,173
Short-term investments:
Corporate commercial paper	—	6,245	6,245
Treasury bonds	—	1,007	1,007
Corporate debt	—	6,028	6,028
Total short-term investments	—	13,280	13,280
Restricted cash equivalents—money market fund	250	—	250
Total assets measured at fair value	$5,654	$17,049	$22,703

4.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consist of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$2,929	$2,667
Office furniture and equipment	357	305
Leasehold improvements	1,192	1,197
Total	4,478	4,169
Less: accumulated depreciation and amortization	(3,389)	(3,002)
Equipment, furniture and leasehold improvements, net	$1,089	$1,167

Depreciation and amortization expense of equipment, furniture and leasehold improvements was $468,000 in 2016 and $440,000 in 2015.

5.	Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering services reporting unit. There were no changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

December 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(811)	$464

December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer relationships	$1,275	$(681)	$594

Amortization expense was $130,000 and $135,000 for 2016 and 2015, respectively. As of December 31, 2016, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2017	$98
2018	98
2019	98
2020	98
2021	72
Total	$464

6.	Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Interest income	$137	$53
Other income	110	79
Total	$247	$132

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

	Year Ended
	December 31,
	2016	2015
U.S.	$(580)	$6,280
Foreign	(331)	283
Total	$(911)	$6,563

Income tax expense consists of the following (in thousands):

	Year Ended
	December 31,
	2016	2015
Current taxes:
Federal	$(24)	$104
State and local	38	39
Foreign	41	97
Current taxes	55	240
Deferred taxes:
Federal	$—	$—
State and local	—	—
Foreign	86	230
Deferred taxes	86	230
Total	$141	$470

The components of net deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Net deferred income tax assets (liability):
Depreciation and amortization	$365	$322
Accrued expenses and reserves	411	720
Net operating loss carryforwards	20,448	20,135
Research and development credit carryforwards	2,740	2,673
Stock-based compensation	840	750
Other	91	—
Gross deferred tax assets	24,895	24,600
Less: valuation allowance	(24,911)	(24,552)
Net deferred tax assets (liability)	$(16)	$48

Our net deferred tax assets are recorded as follows (in thousands):

	December 31,
	2016	2015
Net deferred tax assets (liability):
Deferred tax assets—non-current	$7	$145
Deferred tax liability	(23)	(97)
Net deferred tax assets (liability)	$(16)	$48

As of December 31, 2016, our deferred tax assets were primarily the result of U.S. net operating loss and research and development credit carryforwards. We have applied a full valuation allowance against the U.S. deferred tax assets and a partial valuation allowance against deferred tax assets in Japan. Valuation allowances of $24.9 million and $24.6 million have been recorded against our gross deferred tax asset balances as of December 31, 2016 and December 31, 2015, respectively.

We apply the guidance of ASC 740, which requires us to use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2016, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

The provision for income taxes differs from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income (loss), as a result of the following (in thousands, except percentages):

	Year Ended
	December 31,
	2016		2015
U.S. Federal tax expense at statutory rates	$(310)	34.0%	$2,231	34.0%
Increase (decrease) resulting from:
Tax credits	(170)	18.6%	130	2.0%
State income tax	25	(2.7)%	14	0.2%
International operations	183	(20.1)%	20	0.3%
Incentive stock options	(23)	2.6%	(66)	(1.0)%
Valuation allowance	311	(34.2)%	(2,121)	(32.4)%
Expiration of state net operating loss carryforwards	77	(8.5)%	236	3.6%
Other, net	48	(5.4)%	26	0.4%
Tax expense and effective tax rate	$141	(15.7)%	$470	7.1%

At December 31, 2016, we had approximately $55.7 million of federal and $1.8 million of state net operating loss carryforwards, which have begun to expire, including $0.2 million of state losses which will expire in 2017. Of the federal net operating loss carryforwards, an aggregate of $36.3 million will expire in 2022 and 2023. We also have $2.8 million of tax credit carryforwards, which begin to expire in 2018. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code that restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2016 or 2015.

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

Contractual Commitments

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; Taipei, Taiwan; Trowbridge, UK; and Tokyo, Japan. We also lease office space on a month-to-month basis in Akron, Ohio, and on an annual basis in San Diego, California and Boston, Massachusetts.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $1.0 million in 2016 and $1.1 million in 2015.

As of December 31, 2015, we had $250,000 pledged as collateral for a bank letter of credit under the terms of our headquarters facility lease. The pledged cash supporting the outstanding letter of credit was recorded as restricted cash equivalents. In September 2016, this letter of credit agreement was replaced by a letter of credit secured by our credit agreement and the corresponding restricted cash equivalents were returned to us.

Operating lease commitments at December 31, 2016 were as follows (in thousands):

2017	$1,175
2018	1,088
2019	1,038
2020	437
Total	$3,738

Volume Pricing Agreements

In conjunction with our activities under the OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”), we previously entered into OEM Volume Royalty Program (“OVRP”) commitments with Microsoft. Under these OVRPs, we were provided with volume pricing on a customer-by-customer basis assuming certain minimum unit volumes were met. The OVRP terms were 12 months. In the event we did not meet the committed minimum unit volumes, we were obligated to pay the difference between the committed per-unit volume rate and the actual per-unit rate we achieved based upon actual units purchased. The OVRP arrangements did not equate to a minimum purchase commitment but rather, the arrangements were a volume pricing arrangement based upon actual volume purchased. In substantially all instances, we had reciprocal agreements with our customers such that we received per-unit price adjustments, similar to the amounts we would have subsequently owed to Microsoft if such OVRP volumes were not met. However, in the event a customer was unwilling or unable to pay us, we would have been negatively impacted. Based upon the credit-worthiness of our customers, our historical OVRP experience with our customers and OVRP arrangements in general, we did not believe we would incur any material liability in the current or future periods relating to existing agreements.

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

	Year Ended
	December 31,
	2016	2015
Dividend yield	0%	0%
Expected life	3.4 years	3.3 years
Expected volatility	55%	52%
Risk-free interest rate	1.1%	1.2%

The impact on our results of operations of recording stock-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended
	December 31,
	2016	2015
Cost of revenue— professional engineering service	$220	$508
Selling, general and administrative	868	925
Research and development	159	83
Total stock-based compensation expense	$1,247	$1,516
Per basic and diluted share	$0.10	$0.12

Stock Option Activity

The following table summarizes stock option activity under the Plans for 2016 and 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Balance at January 1, 2015	1,553,360	$3.50	7.04
Granted	564,450	6.37
Exercised	(250,196)	3.18
Forfeited	(81,666)	4.01
Expired	(7,251)	2.82
Balance at December 31, 2015	1,778,697	$4.43	7.83
Granted	903,248	5.24
Exercised	(371,845)	3.17
Forfeited	(396,161)	5.32
Expired	(67,171)	5.91
Balance at December 31, 2016	1,846,768	$4.84	8.19	$2,138,361
Vested and expected to vest at December 31, 2016	1,676,601	$4.79	8.05	$2,036,356
Exercisable at December 31, 2016	771,265	$4.15	6.63	$1,425,867

At December 31, 2016, total unrecognized compensation cost related to stock options granted under the Plans was $1,688,358, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.69 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at year-end. We issue new shares of common stock upon exercise of stock options.

The following table summarizes certain information about stock options:

	Year Ended
	December 31,
	2016	2015
Weighted average grant-date fair value for options granted during the year	$2.63	$3.13
Vested options in-the-money at December 31	605,017	703,765
Aggregate intrinsic value of options exercised during the year	$773,327	$860,743

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity under the Stock Plan for 2016 and 2015:

		Weighted
		Average
	Number of	Award
	Shares	Price
Unvested at January 1, 2015	80,179	$3.40
Granted	117,049	6.34
Vested	(83,789)	4.32
Forfeited	(8,976)	3.15
Unvested at December 31, 2015	104,463	$5.97
Granted	107,370	5.41
Vested	(76,258)	5.81
Forfeited	(15,969)	5.77
Unvested at December 31, 2016	119,606	$5.60
Expected to vest after December 31, 2016	102,834	$5.62

At December 31, 2016, total unrecognized compensation cost related to restricted stock units granted under the Stock Plan was $368,505, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.50 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans:

	December 31,
	2016	2015
Stock options outstanding	1,846,768	1,778,697
Restricted stock units outstanding	119,606	104,463
Stock options available for future grant	689,160	1,020,477
Common stock reserved for future issuance	2,655,534	2,903,637

10.	Employee Benefit Plan

Profit Sharing and Deferred Compensation Plan

We have a Profit Sharing and Deferred Compensation Plan, The BSQUARE Corporation 401(k) Plan and Trust, (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $321,000 in 2016 and $269,000 in 2015. Of the annual matching contributions, none of the 2016 and $26,000 of the 2015 contributions were composed of transfers from the Profit Sharing Plan’s forfeiture account.

11.	Significant Risk Concentrations

Significant Customer

Honeywell International Inc. accounted for 14% of total revenue in 2016 and 16% in 2015. No other customers accounted for 10% or more of total revenue in either 2016 or 2015.

Honeywell International, Inc. and affiliated entities had total accounts receivable balances of $7.1 million, or 33% of total accounts receivable, and $6.1 million, or 32% of total accounts receivable, as of December 31, 2016 and 2015, respectively. No other customer accounted for 10% or more of total accounts receivable at December 31, 2016 or 2015.

Significant Supplier

We have two ODAs with Microsoft that enable us to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the E.U., the European Free Trade Association and Africa, which expire on June 30, 2017 and are typically renewed annually or bi-annually. We also have four ODAs with Microsoft that allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2017 and are typically renewed annually or bi-annually.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time.

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules, we allocate 30% of rebate values to reduce cost of sales, with the remaining 70% to offset qualified marketing expenses in the period the expenditures are incurred.

Under this rebate program, we recognized $345,000 and $326,000 of rebate credits in 2016 and 2015, respectively, which were accounted for as reductions in cost of sales. We received $1.1 million and $0.8 million in rebates during 2016 and 2015, respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $469,000 in outstanding rebate credits for which we qualified as of December 31, 2016, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

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

Line of Credit

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. In September 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of December 31, 2016.

There were no amounts outstanding under the Credit Agreement as of December 31, 2016 or 2015. In September 2016, we entered into a letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million.

13.	Restructuring

During the third quarter of 2016, our board of directors approved a restructuring plan that included a workforce reduction in our professional engineering services group. The workforce reduction impacted 33 personnel, comprised of both employees and consultants, representing approximately 17% of our pre-reduction headcount, and was intended to reduce expenses and to better align our organizational structure with our increasing strategic focus on our DataV software and services. The staff reductions from this restructuring were completed in October 2016.

The total amounts incurred in 2016 in connection with the restructuring by expense type was as follows (in thousands):

		Incurred Year Ended
	Total Estimated Expense	December 31, 2016
Severance	$954	$954
Other	31	31
Total	$985	$985

A reconciliation of the beginning and ending liability balances by expense type follows (in thousands):

	Severance	Other
	Expense	Expenses
Beginning Balance—January 1, 2016	$—	$—
Costs charged to expense	954	31
Costs paid or otherwise settled	954	29
Ending Balance—December 31, 2016	$-	$2

The restructuring costs have been included in the results of operations as follows (in thousands):

Year Ended
December 31,
2016
Cost of revenue	$968
Selling, general and administrative	17
Research and development	—
Total	$985

14.	Information about Operating Segments and Geographic Areas

Our chief operating decision-makers (i.e., our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have two major product lines, software and professional engineering services, each of which we consider to be an operating and reportable segment. Software includes third-party software and proprietary software sales, and professional engineering services includes consulting, programming and software implementation revenue. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements. We do not produce asset information by reportable segment and it is not presented here. The following table sets forth profit and loss information about our segments (in thousands):

	Year Ended
	December 31,
	2016	2015
Software
Revenue	$82,170	$86,208
Cost of revenue	68,182	70,937
Gross profit	13,988	15,271
Professional Engineering Services
Revenue	15,271	20,393
Cost of revenue	13,439	15,194
Gross profit	1,832	5,199
Total gross profit	15,820	20,470
Operating expenses	16,978	14,039
Other income, net	247	132
Income tax expense	(141)	(470)
Net income (loss)	$(1,052)	$6,093

Revenue by geography is based on the sales region of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended
	December 31,
	2016	2015
Total revenue:
North America	$92,299	$97,858
Asia	2,024	3,405
Europe	3,118	5,338
Total revenue	$97,441	$106,601

	December 31,
	2016	2015
Long-lived assets:
North America	$1,025	$1,353
Asia	90	247
Europe	4,236	4,345
Total long-lived assets	$5,351	$5,945

15.	Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly financial information for 2016 and 2015:

	Condensed Consolidated Statements of Operations
	2016
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$26,797	$22,467	$22,738	$25,439
Gross profit	3,954	3,677	3,893	4,296
Income (loss) from operations	(1,307)	(415)	(85)	649
Net income (loss)	$(1,261)	$(106)	$(185)	$500
Basic income (loss) per share	$(0.10)	$(0.01)	$(0.02)	$0.04
Diluted income (loss) per share	$(0.10)	$(0.01)	$(0.02)	$0.04
Shares used in calculation of income (loss) per share:
Basic	12,473	12,310	12,152	12,102
Diluted	12,473	12,310	12,152	12,531

	Condensed Consolidated Statements of Operations
	2015
	Q4	Q3	Q2	Q1
		(in thousands, except per share data)
Revenue	$25,028	$26,435	$28,873	$26,265
Gross profit	4,916	4,873	5,232	5,449
Income from operations	1,297	1,387	1,871	1,876
Net income	$1,140	$1,245	$1,885	$1,823
Basic income per share	$0.09	$0.10	$0.16	$0.15
Diluted income per share	$0.09	$0.10	$0.15	$0.15
Shares used in calculation of income per share:
Basic	12,047	11,959	11,856	11,778
Diluted	12,649	12,466	12,295	12,057

	Condensed Consolidated Balance Sheets
	2016
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$33,200	$31,577	$26,898	$27,626
Accounts receivable, net	21,579	19,808	19,377	21,323
Total current assets	55,657	51,844	47,059	49,683
Total assets	61,008	57,355	52,680	55,389
Third-party software fees payable	14,831	11,068	8,403	12,045
Accounts payable	283	284	328	470
Accrued compensation	2,008	1,924	2,093	1,553
Other accrued expenses	714	741	1,715	1,208
Total current liabilities	20,221	15,502	13,407	16,322
Common stock	135,660	135,043	134,264	133,774
Accumulated deficit	(96,607)	(95,346)	(95,240)	(846)
Total shareholders' equity	38,112	38,790	38,166	37,873
Total liabilities and shareholders' equity	61,008	57,355	52,680	55,389

	Condensed Consolidated Balance Sheets
	2015
	December 31	September 30	June 30	March 31
	(in thousands)
Cash, cash equivalents and short-term investments	$29,723	$29,311	$29,430	$26,594
Accounts receivable, net	19,009	15,560	15,418	13,490
Total current assets	49,312	45,395	45,557	40,799
Total assets	55,258	51,593	51,813	47,161
Third-party software fees payable	11,789	10,184	12,361	10,793
Accounts payable	188	285	191	211
Accrued compensation	2,390	2,333	2,173	1,738
Other accrued expenses	1,277	1,320	1,501	1,374
Total current liabilities	17,077	15,120	17,147	14,951
Common stock	133,331	132,601	131,962	131,410
Accumulated deficit	(95,555)	(96,695)	(97,940)	(99,825)
Total shareholders' equity	36,907	35,077	33,189	30,662
Total liabilities and shareholders' equity	55,258	51,593	51,813	47,161

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item regarding our directors and executive officers is set forth in Part I of this report under Item 1, “Business—Directors and Executive Officers of the Registrant” and will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the captions “Nominees and Continuing Directors” and “Executive Officers” and is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

The remaining information required by this Item will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the caption “Corporate Governance” and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this Item will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Executive Officer Compensation” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding equity compensation plan information will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the caption “Equity Compensation Plan Information” and is incorporated herein by this reference.

The information required by this Item regarding security ownership will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the caption “Security Ownership of Principal Shareholders, Directors and Management” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item with respect to principal accounting fees and services will be included in our definitive proxy statement for our 2017 annual meeting of shareholders to be filed with the SEC under the captions “Ratify Appointment of Independent Registered Public Accounting Firm” and “Independent Auditors” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

1.	Financial Statements.

The following consolidated financial statements are filed as part of this report under Item 8 of Part II, “Financial Statements and Supplementary Data.”

A.	Consolidated Balance Sheets as of December 31, 2016 and 2015.
B.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2016 and 2015.
C.	Consolidated Statements of Shareholders’ Equity for 2016 and 2015.
D.	Consolidated Statements of Cash Flows for 2016 and 2015.
2.	Financial Statement Schedules.

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.	Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed with this report or incorporated herein by reference.

(c) Financial Statement Schedules

None

Item 16.	Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	February 21, 2017	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date:	February 21, 2017	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jerry D. Chase and Peter J. Biere, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 21, 2017, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JERRY D. CHASE Jerry D. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter J. Biere Peter J. Biere	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ ANDREW S. G. HARRIES Andrew S. G. Harries	Chairman of the Board

/S/ Robert J. Chamberlain Robert J. Chamberlain	Director

/S/ Mary Jesse Mary Jesse	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA A. VANDERMEULEN Kendra A. VanderMeulen	Director

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit			File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)		333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1			000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1			000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2			000-27687
10.1(1)	Fourth Amended and Restated Stock Plan, as amended		S-8	7/16/2015	4.1			333-205707
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)		000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	(1)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)		000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1			000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)		000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)		000-27687
10.3(1)(3)	Form of Indemnification Agreement	X
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19			000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1			000-27687
10.5(1)	Employment Letter Agreement with Jerry D. Chase dated February 21, 2014		10-Q	5/15/2014	10.1			000-27687
10.6(1)	Employment Letter Agreement with Peter J. Biere dated November 28, 2016	X
10.7(1)	Employment Letter Agreement dated February 21, 2014 with Scott B. Caldwell		10-Q	5/15/2014	10.4			000-27687
10.8(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1			000-27687
10.9	Credit Agreement dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1			000-27687
10.10	Line of Credit Note dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1	2		000-27687
10.11	First Note Modification Agreement dated as of September 29, 2016 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/10/2016	10.1			000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
(3)	Replaces previously filed exhibit.