Form 10-Q
period 2017-03-31
BSQUARE CORP /WA
filed 2017-05-15
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 28, 2017: 12,569,043

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,704	$14,312
Short-term investments	21,280	18,888
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2017 and December 31, 2016	15,751	21,579
Prepaid expenses and other current assets	1,474	878
Contract assets	883	—
Total current assets	49,092	55,657
Equipment, furniture and leasehold improvements, net	1,040	1,089
Deferred tax assets	7	7
Intangible assets, net	439	464
Goodwill	3,738	3,738
Other non-current assets including contract assets	87	53
Total assets	$54,403	$61,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$9,111	$14,831
Accounts payable	372	283
Accrued compensation	1,786	2,008
Other accrued expenses	806	714
Deferred rent, current portion	327	321
Deferred revenue	1,908	2,064
Total current liabilities	14,310	20,221
Deferred tax liability	—	23
Deferred rent	772	854
Deferred revenue	115	1,798
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,568,708 shares issued and outstanding at March 31, 2017 and 12,532,348 shares issued and outstanding at December 31, 2016	136,150	135,660
Accumulated other comprehensive loss	(928)	(941)
Accumulated deficit	(96,016)	(96,607)
Total shareholders’ equity	39,206	38,112
Total liabilities and shareholders’ equity	$54,403	$61,008

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Software	$19,451	$20,167
Professional engineering service	3,390	5,272
Total revenue	22,841	25,439
Cost of revenue:
Software	14,114	17,161
Professional engineering service	2,474	3,982
Total cost of revenue	16,588	21,143
Gross profit	6,253	4,296
Operating expenses:
Selling, general and administrative	4,865	3,206
Research and development	1,347	441
Total operating expenses	6,212	3,647
Income from operations	41	649
Other income, net	55	21
Income before income taxes	96	670
Income tax benefit (expense)	106	(170)
Net income	$202	$500
Basic income per share	$0.02	$0.04
Diluted income per share	$0.02	$0.04
Shares used in calculation of income per share:
Basic	12,550	12,102
Diluted	12,848	12,531
Comprehensive income:
Net income	$202	$500
Other comprehensive income:
Foreign currency translation, net of tax	(7)	21
Change in unrealized gains (losses) on investments, net of tax	5	(25)
Total other comprehensive income	(2)	(4)
Comprehensive income	$200	$496

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$202	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	151
Stock-based compensation	399	413
Changes in operating assets and liabilities:
Accounts receivable, net	5,078	(2,314)
Contract assets, current	203	—
Prepaid expenses and other assets	(617)	(30)
Third-party software fees payable	(5,720)	256
Accounts payable and accrued expenses	(41)	(624)
Deferred revenue	(1,804)	(393)
Deferred rent	(76)	(71)
Net cash used in operating activities	(2,223)	(2,112)
Cash flows from investing activities:
Purchases of equipment and furniture	(83)	(38)
Proceeds from maturities of short-term investments	9,750	6,450
Purchases of short-term investments	(12,146)	(8,438)
Net cash used in investing activities	(2,479)	(2,026)
Cash flows provided by financing activities—proceeds from exercise of stock options	91	58
Effect of exchange rates on cash	3	(21)
Net decrease in cash and cash equivalents	(4,608)	(4,101)
Cash and cash equivalents, beginning of period	14,312	16,443
Cash and cash equivalents, end of period	$9,704	$12,342

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2017, our operating results for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances have been eliminated.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for stock-based compensation by issuing Accounting Standards Update (“ASU”) 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The changes in the new standard eliminate the requirements that excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either in the income tax provision or in additional paid-in capital, in addition to changing the accounting for forfeitures and presentation changes for cash flows. We adopted the amendments in the first quarter of 2017.

ASU 2016-09 requires that certain amendments be applied using a modified retrospective transition method by means of a cumulative effect adjustment to retained earnings as of the beginning of 2017. As a result of this adoption, we adjusted beginning retained earnings by $3,200 at the beginning of 2017 for amendments related to an entity-wide accounting policy election to recognize share-based award forfeitures as they occur rather than at vest date. We will continue to apply an estimated forfeiture rate. There was no change to retained earnings with respect to unrecognized excess tax benefits as this was not applicable to us. We have elected to present any excess tax benefits for share-based payments in net operating cash rather than in net financing cash on the cash flow statement on a prospective transition method, and no prior periods have been adjusted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We have elected to early adopt Topic 606, effective January 1, 2017, using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2017. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

See Note 2 – Revenue Recognition, for additional accounting policy and transition disclosures.

Recently Issued Accounting Standards

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” simplifying how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

Income Per Share

We compute basic income per share using the weighted average number of common shares outstanding during the period, and exclude any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. We consider restricted stock awards (“RSAs”) as outstanding and include them in the computation of basic income per share when underlying restrictions expire and the awards are no longer forfeitable. We consider restricted stock units (“RSUs”) as outstanding and include them in the computation of basic income per share only when vested. We compute diluted income per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

We excluded 1,160,015 options for the three months ended March 31, 2017 from diluted income per share because their effect was anti-dilutive. In a period where we are in a loss position, we compute diluted loss per share using the basic share count. We excluded 633,309 options for the three months ended March 31, 2016 from diluted income per share because their effect was anti-dilutive.

2. Revenue Recognition

On January 1, 2017, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net reduction to opening equity of $404,000 as of January 1, 2017 due to the cumulative impact of adopting Topic 606.  The impact to revenues for the three months ended March 31, 2017 was an increase of $2.8 million as a result of adopting Topic 606.

The adoption of Topic 606 did not have a significant impact on our third-party software or professional engineering services revenue; however, it did have a significant impact on our proprietary DataV software products. We executed our first two DataV contracts in the fourth quarter of 2016. Our current DataV contracts include customization, software license and support and maintenance performance obligations. Under the accounting standards in effect in the prior period, revenues from our DataV software contracts were recognized under a zero profit model whereby revenue was recognized up to the amount of costs incurred. The profit margin was deferred and recognized ratably over the service and maintenance period after delivery and acceptance of the software product. Under Topic 606, revenue is recognized on our DataV contracts when the customization services essential to provide the derived benefit of the software to the customer are completed and control of the product is transferred to the customer as evidenced by customer acceptance. During the three month period ended March 31, 2017, we received customer acceptance on a DataV software license, resulting in the recognition of $2.8 million in revenue for the software license and customization services.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

The following is a description of principal activities from which we generate revenue. Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Third-Party Software:

We sell third-party software licenses based upon a customer purchase order, shipping a certificate of authenticity (“COA”) to satisfy this single performance obligation. These shipments are also subject to limited return rights; historically, returns have averaged less than one-quarter of one percent. In accordance with Topic 606, we will continue to recognize revenue from third-party products at the time of shipment when the customer accepts control of the COA.

Proprietary Software:

We sell our proprietary software products to customers under a contract or by purchase order. Our DataV software contracts generally include professional services, a perpetual or term license and support and maintenance. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Contracts that include software customization may result in the combination of the customization services with the software license as one distinct performance obligation. The transaction price is generally in the form of a fixed fee at contract inception. Certain DataV contracts also include variable consideration in the form of royalties earned when customers meet contractual volume thresholds. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. We then look to how control transfers to the customer in order to determine the timing of revenue recognition. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize revenues from support and maintenance performance obligations over the service delivery period. We recognize revenues from royalties in the period of usage.

Our non-DataV software products generally do not include customization or modification services and are sold in the form of term licenses. These software licenses represent one performance obligation. Revenue is recognized when the software is delivered to the customer.

There are two items involving revenue recognition on DataV software contracts that require us to make more difficult and subjective judgments:  the determination of which performance obligations are distinct within the context of the overall contract and the estimated standalone selling price of each performance obligation. In instances where our DataV contracts include significant customization or modification services, the customization and modification services are generally combined with the software license and recorded as one distinct performance obligation. We estimate the standalone selling price of each performance obligation based on either a cost plus margin approach or an adjusted market assessment approach. In instances where we have observable selling prices for professional services and support and maintenance, we may apply the residual approach to estimate the standalone selling price of software licenses.

Professional Engineering Services

We enter into contracts for professional engineering services that include software development and customization. We identify each performance obligation in our professional engineering services contracts at contract inception. The contracts generally include project deliverables specified by each customer. The performance obligations in the agreements are generally combined into one deliverable. The contract pricing is either at stated billing rates per service hour and material costs or at a fixed amount. Services provided under professional engineering agreements generally result in the transfer of control over time. The underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to us. We recognize revenue on service contracts based on time and materials as we have the right to invoice. We recognize revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. Certain professional engineering contracts include substantive customer acceptance provisions. In contracts that include substantive customer acceptance provisions, we recognize revenue upon customer acceptance.

The determination of the total labor hours expected to complete the performance obligations involves significant judgment. In certain situations, when it is impractical for us to reasonably measure the outcome of a performance obligation, and where we anticipate that we will not incur a loss, an adjusted cost based input method is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted.

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended March 31, 2017
	Third Party Software	Proprietary Software	Total Software	Professional Engineering Services	Total
Primary geographical markets
North America	$16,296	$2,645	$18,941	$2,829	$21,770
Europe	424	—	424	398	822
Asia	77	9	86	163	249
Total	$16,797	$2,654	$19,451	$3,390	$22,841

Major products/services lines
Third-party software	$16,797	$—	$16,797	$—	$16,797
Proprietary software	—	2,654	2,654	—	2,654
Professional engineering services	—	—	—	3,390	3,390
	$16,797	$2,654	$19,451	$3,390	$22,841

Timing of revenue recognition
Products transferred at a point in time	$16,797	$2,654	$19,451	$590	$20,041
Products and services transferred over time	—	—	—	2,800	2,800
	$16,797	$2,654	$19,451	$3,390	$22,841

Contract balances:

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

As of March 31, 2017
Receivables	$15,751
Short-term contract assets	883
Long-term contract assets	31
Short-term contract liabilities (deferred revenue)	1,908
Long-term contract liabilities (deferred revenue)	115

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced, and also includes deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Three Months Ended March 31, 2017
	Contract Assets	Contract Liabilities*
Revenue recognized that was included in the contract liability (def. revenue) balance at Jan. 1, 2017	$—	$2,627
Increases due to cash received, excluding amounts recognized as revenue during the period	—	929
Transferred to receivables from contract assets recognized at January 1, 2017	752	—
Performance obligations satisfied in previous periods	—	—
* Comprised of Deferred Revenue

Contract acquisition costs:

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As of January 1, 2017, the date we adopted Topic 606, we capitalized $292,000 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred; for contracts with life exceeding one year, as is more common with our DataV software bookings, we record these costs in proportion to each completed contract performance obligation. In the three months ended March 31, 2017, the amount of amortization was $141,000 and there was no impairment loss in relation to costs capitalized.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of variable consideration attributable to royalties or unexercised contract renewals (in thousands):

	Remainder of 2017	2018	2019
Third-party software	$109	$110	$36
Proprietary software	1,794	470	196
Professional engineering services	246	—	—

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of income and balance sheets was as follows:

	Three months ended March 31, 2017
	Impact of changes in accounting policies
(in thousands, except per share amounts)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)

Revenue:
Software	$19,451	$17,138	$2,313
Professional engineering service	3,390	2,944	446
Total revenue	22,841	20,082	2,759
Cost of revenue:
Software	14,114	14,114	—
Professional engineering service	2,474	2,150	324
Total cost of revenue	16,588	16,264	324
Gross profit	6,253	3,818	2,435
Operating expenses:
Selling, general and administrative	4,865	4,724	141
Research and development	1,347	1,347	—
Total operating expenses	6,212	6,071	141
Income from operations	41	(2,253)	2,294
Net income (loss)	$202	$(2,092)	$2,294
Basic income(loss) per share	$0.02	$(0.17)	$0.19
Diluted income (loss) per share	$0.02	$(0.17)	$0.19

	March 31, 2017
(in thousands)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Contract Assets	$883	$904	$(21)
Liabilities:
Deferred revenue - current	1,908	3,047	(1,139)
Deferred revenue - noncurrent	115	1,332	(1,217)
Shareholders' Equity:
Accumulated deficit	(96,016)	(98,352)	2,336

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash	$8,740	$11,016
Cash equivalents:
Money market funds	964	2,796
Corporate commercial paper	—	500
Total cash equivalents	964	3,296
Total cash and cash equivalents	9,704	14,312
Short-term investments:
Corporate commercial paper	10,149	11,465
Corporate debt securities	11,131	7,423
Total short-term investments	21,280	18,888
Total cash, cash equivalents and short-term investments	$30,984	$33,200

Gross unrealized gains and losses on our short-term investments were not material as of March 31, 2017 and December 31, 2016.

4. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below (in thousands):

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$964	$—	$964
Total cash equivalents	964	—	964
Short-term investments:
Corporate commercial paper	—	10,149	10,149
Corporate debt securities	—	11,131	11,131
Total short-term investments	—	21,280	21,280
Total assets measured at fair value	$964	$21,280	$22,244

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,796	$—	$2,796
Corporate commercial paper	—	500	500
Total cash equivalents	2,796	500	3,296
Short-term investments:
Corporate commercial paper	—	11,465	11,465
Corporate debt securities	—	7,423	7,423
Total short-term investments	—	18,888	18,888
Total assets measured at fair value	$2,796	$19,388	$22,184

5. Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering services reporting unit. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(836)	$439

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(811)	$464

Amortization expense was $25,000 for the three months ended March 31, 2017, and $34,000 for the three months ended March 31, 2016. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2017	$74
2018	98
2019	98
2020	98
2021	71
Total	$439

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of March 31, 2017.

There were no amounts outstanding under the Credit Agreement as of March 31, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million.

7. Shareholders’ Equity

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

	Three Months Ended March 31,
	2017	2016
Dividend yield	0%	0%
Expected life	3.3 years	3.4 years
Expected volatility	53%	55%
Risk-free interest rate	1.7%	1.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Cost of revenue — service	$65	$138
Selling, general and administrative	284	249
Research and development	50	26
Total stock-based compensation expense	$399	$413
Per diluted share	$0.03	$0.03

Stock Option Activity

The following table summarizes stock option activity under the Plans for the three-month period ended March 31, 2017:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2017	1,846,768	$4.84	8.19	$2,138,361
Granted	39,500	5.59
Exercised	(21,412)	4.11
Forfeited	(32,130)	5.09
Expired	(4,573)	5.89
Balance at March 31, 2017	1,828,153	$4.86	8.06	$1,513,726
Vested and expected to vest at March 31, 2017	1,677,043	$4.81	7.94	$1,473,638
Exercisable at March 31, 2017	815,565	$4.20	6.64	$1,200,208

At March 31, 2017, total compensation cost related to stock options granted but not yet recognized was $1,471,547, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.59 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2017	2016
Weighted-average grant-date fair value of option grants for the period	$3.01	$3.06
Options in-the-money at period end	1,224,182	1,338,733
Aggregate intrinsic value of options exercised	$40,421	$49,330

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the three-month period ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	119,606	$5.60
Granted	—	—
Vested	(15,839)	5.72
Forfeited	—	—
Unvested at March 31, 2017	103,767	$5.58
Expected to vest after March 31, 2017	89,585	$5.60

At March 31, 2017, total compensation cost related to RSUs granted but not yet recognized was $276,481, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.46 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2017:

Stock options outstanding	1,828,153
RSUs outstanding	103,767
Stock awards available for future grant	686,363
Common stock reserved for future issuance	2,618,283

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters, and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $260,000 for each of the three-month periods ended March 31, 2017 and 2016.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2017	$999
2018	1,163
2019	1,038
2020	437
Total commitments	$3,637

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both of these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

9. Information about Geographic Areas and Operating Segments

Our chief operating decision-makers (i.e., our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have two major product lines, software and professional engineering services, each of which we consider to be an operating and reportable segment. Software includes third-party software and proprietary software sales, and professional engineering services includes consulting, programming and software customization and implementation revenue. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements. We do not produce asset information by reportable segment and it is not presented here. The following table sets forth profit and loss information about our segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Software
Revenue	$19,451	$20,167
Cost of revenue	14,114	17,161
Gross profit	5,337	3,006
Professional Engineering Services
Revenue	3,390	5,272
Cost of revenue	2,474	3,982
Gross profit	916	1,290
Total gross profit	6,253	4,296
Operating expenses	6,212	3,647
Other income, net	55	21
Income tax benefit (expense)	106	(170)
Net income	$202	$500

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenue:
North America	$21,770	$24,067
Asia	249	275
Europe	822	1,097
Total revenue	$22,841	$25,439

	March 31, 2017	December 31, 2016
Long-lived assets:
North America	$989	$1,025
Asia	90	90
Europe	4,232	4,236
Total long-lived assets	$5,311	$5,351

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $3.3 million, or 15% of total revenue for the three months ended March 31, 2017 and for $4.2 million, or 16% total revenue, for the three months ended March 31, 2016. PACCAR Inc. and affiliated entities accounted for $3.0 million, or 13% of total revenue for the three months ended March 31, 2017. No other customers accounted for 10% or more of our total revenue for the periods noted above.

At March 31, 2017, Honeywell had total accounts receivable balance of $8.2 million, or approximately 52% of total accounts receivable, and had $7.1 million, or approximately 33% of total accounts receivable at December 31, 2016. No other customer accounted for 10% or more of the total accounts receivable at March 31, 2017 or December 31, 2016.

Significant Supplier

We have two OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”) which enable us to sell Microsoft Windows Embedded operating systems on a non-exclusive basis to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2018. We also have four ODAs with Microsoft, which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2018.

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

Under this rebate program, we recognized $110,000 of rebate credits during the three months ended March 31, 2017, compared to $86,000 during the three months ended March 31, 2016, which were accounted for as reductions in cost of sales. Additionally, during the three months ended March 31, 2017, we received $155,000 in rebates, compared to $201,000 during the three months ended March 31, 2016, which were accounted for as reductions in marketing expenses. There was a balance of approximately $256,000 in outstanding rebate credits for which we qualified at March 31, 2017, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

Microsoft implemented significant pricing changes for its embedded products, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products effective January 1, 2016. In December 2015, Microsoft granted extensions for certain of the OVRPs through December 31, 2016, at which time the program ended.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Beginning in 2014, we initiated development efforts focused on new proprietary software products addressing the Internet of Things (“IoT”) market, which is the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataVTM. Our DataV solution includes software products and services that are designed to render raw IoT device data into meaningful and actionable data for our customers. We launched DataV in early 2016 and announced our first three major customer bookings during 2016.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for policy changes in accounting for revenues associated with our adoption of Topic 606 (see Note 2 “Revenue Recognition” in the Notes to Condensed Consolidated Financial Statements in Item 1), there have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table presents certain financial data as a percentage of total revenue for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenue:
Software	85%	79%
Professional engineering service	15%	21%
Total revenue	100%	100%
Cost of revenue	73%	83%
Gross profit	27%	17%
Operating expenses:
Selling, general and administrative	21%	13%
Research and development	6%	2%
Total operating expenses	27%	15%
Income from operations	0%	2%
Other income, net	0%	0%
Income before income taxes	0%	2%
Income tax benefit (expense)	1%	0%
Net income	1%	2%

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of professional engineering services. Total revenue decreased by $2.6 million, or 10%, to approximately $22.8 million for the three months ended March 31, 2017, from approximately $25.4 million in the year-ago period. This decrease was primarily due to lower sales of Windows Mobile and Embedded operating systems and a decrease in professional engineering services revenue, partially offset by recognition of approximately $3.0 million in DataV software and professional engineering services revenue. Revenue from customers outside of North America decreased $0.3 million, or 22%, to $1.1 million for the three months ended March 31, 2017, compared to $1.4 million in the year-ago period due primarily to lower professional engineering services revenue in Europe.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from the sales of our own proprietary software products, which include software license sales, support and maintenance revenue. Software revenue was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Software revenue:
Third-party software	$16,797	$19,917
Proprietary software	2,654	250
Total software revenue	$19,451	$20,167
Software revenue as a percentage of total revenue	85%	79%
Third-party software revenue as a percentage of total software revenue	86%	99%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $3.1 million, or 16%, to $16.8 million for the three months ended March 31, 2017, from $19.9 million in the year-ago period. The decline is primarily due to lower sales of Windows Embedded and Windows Mobile operating systems in the current period, a portion of which is attributable to higher levels of buying activity late in 2016 as customers anticipated higher pricing following the cessation of Microsoft’s volume purchase discount programs on December 31, 2016.

Sales of Microsoft operating systems represented approximately 72% of our total revenue and 40% of our total gross margin for the three months ended March 31, 2017 and approximately 77% of our total revenue and 63% of our total gross margin for the three months ended March 2016.

Proprietary software revenue increased approximately $2.4 million to $2.7 million for the three months ended March 31, 2017, from $250,000 in the year-ago period due primarily to recognition of $2.5 million in revenue since we delivered and received customer acceptance on a DataV software license, resulting in recognition of revenue for customization services and the software license. We expect that revenues from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods in 2017. We anticipate that our DataV revenues will grow over time, but that other proprietary software product sales will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue was as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Professional engineering service revenue	$3,390	$5,272
Professional engineering service revenue as a percentage of total revenue	15%	21%

Professional engineering service revenue decreased $1.9 million, or 36%, for the three months ended March 31, 2017, from the year-ago period due to decreases in service revenue generated in each of our three geographic areas: North America, Asia and EMEA. The decreases in North America and EMEA service revenue were due to the completion in 2016 of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. The decrease in Asia was due to lower revenue generated by sales in Japan. Our largest professional engineering services customers in the first quarter of 2017 were Google, Coca-Cola and Mitsubishi Electric Corporation.

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

Under the Microsoft rebate program, we recognized $110,000 and $86,000 of rebate credits during the three months ended March 31, 2017 and 2016, respectively, which were accounted for as reductions in cost of sales. We received $155,000 and $201,000 in rebates during the three months ended March 31, 2017 and 2016, respectively, which were accounted for as reductions in marketing expense. There was a balance of $256,000 in outstanding rebate credits for which we qualified as of March 31, 2017, which will reduce marketing expense if and when qualified program expenditures are made.

Gross profit and related gross margin were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Software gross profit	$5,337	$3,006
Third-party software gross margin	16%	14%
Proprietary software gross margin	99%	56%
Software gross margin	27%	15%
Professional engineering service gross profit	$916	$1,290
Professional engineering service gross margin	27%	24%
Total gross profit	$6,253	$4,296
Total gross margin	27%	17%

Software gross profit and gross margin

Software gross profit increased $2.3 million or 78% for the three months ended March 31, 2017, from the year-ago period. Our software gross margin increased by twelve percentage points to 27% for the three months ended March 31, 2017 compared to the year-ago period. The increase in software gross profit was driven by recognition of $2.5 million in DataV software revenue. We anticipate that software gross margin will fluctuate in future periods due to the timing of DataV software revenue recognition.

Third-party software gross margin increased to 16% for the three months ended March 31, 2017 compared to 14% in the year-ago period primarily due to higher margins on Windows Embedded operating systems associated with volume rebates.

Proprietary software gross margin was 99% for the three months ended March 31, 2017, compared to 56% in the year-ago period, with the increase due to recognition of $2.5 million in DataV software revenue.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit decreased by $0.4 million, or 29%, for the three months ended March 31, 2017 from the year-ago period, and service gross margin increased by three percentage points to 27% for the three months ended March 31, 2017 compared to the year-ago period. The decrease in service gross profit primarily resulted from the $1.9 million decrease in service revenue for the three months ended March 31, 2017 compared to the prior year period. The increase in gross margin was primarily due to higher utilization of professional engineering personnel.

Operating expenses

Selling, general and administrative

Selling, general and administrative expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased by approximately $1.7 million, or 52%, to $4.9 million for the three months ended March 31, 2017, from $3.2 million in the year-ago period as a result of higher spending in sales and marketing expenses to support the launch of our DataV products and increased general and administrative spending. SG&A expenses represented 21% of our total revenue for the three months ended March 31, 2017, and 13% for the three months ended March 31, 2016.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased by $906,000 to $1,347,000 for the three months ended March 31, 2017, from $441,000 in the year-ago period, due to increased spending for continued development of our DataV product line. R&D expenses represented 6% of our total revenue for the three months ended March 31, 2017, and 2% of our total revenue for the three months ended March 31, 2016.

Other income (expense), net

Other income (expense) consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. Other income, net, increased by $34,000 to $55,000 for the three months ended March 31, 2017, compared to $21,000 in the year-ago period. The change was primarily due to higher interest income in the current year period resulting from higher prevailing interest rates and higher average invested balances.

Income tax (benefit) expense

Income tax benefit was $106,000 for the three months ended March 31, 2017, compared to income tax expense of $170,000 in the year-ago period, a change of $276,000. The tax benefit for the period ended March 31, 2017 was related to discrete items, including U.K. stock compensation tax benefits, a U.K. net operating loss carryback and an international tax reserve release. The tax expense for the period ended March 31, 2016 was related to U.S. alternative minimum tax, U.K. tax expense and a discrete increase in the Japan valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2017, we had $31.0 million of cash, cash equivalents and investments, compared to $33.2 million at December 31, 2016, reflecting a net use of $2.2 million in cash during the quarter.

Net cash used in operating activities was $2.2 million for the three months ended March 31, 2017, comprised of our net income of $0.2 million, a $5.7 million decrease in third-party software fees payable, a $0.6 million increase in prepaid assets and a $1.8 million decrease in deferred revenue, offset by a $5.1 million decrease in accounts receivable. Net cash used in operating activities was $2.1 million for the three months ended March 31, 2016, driven primarily by net income of $0.5 million, offset by a $0.3 million decrease in third-party software fees payable and a $2.3 million increase in net accounts receivable. These changes include the impact of the cumulative effect adjustment at January 1, 2017 relating to adoption of new accounting rules.

Investing activities used cash of $2.5 million for the three months ended March 31, 2017, due to a net increase in short-term investments of $2.4 million, and capital expenditures of $83,000. Investing activities used cash of $2.0 million for the three months ended March 31, 2016, due to a $2.0 million net increase in short-term investments and capital expenditures of $38,000.

Financing activities generated $91,000 during the three months ended March 31, 2017, and $58,000 during the three months ended March 31, 2016, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. in the principal amount of up to $12 million. In September 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. There were no amounts outstanding under the Credit Agreement as of March 31, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $1.0 million for the remainder of 2017, $1.2 million in 2018, $1.0 million in 2019 and $0.4 million in 2020.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 15, 2017	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Secretary and Treasurer

BSQUARE CORPORATION

INDEX TO EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351

3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687

3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687

3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687

10.1	Employment Letter Agreement with David Wagstaff dated September 23, 2016	X

10.2	Employment Letter Agreement with Scott Caldwell dated February 23, 2017	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X