Form 10-Q
period 2017-06-30
BSQUARE CORP /WA
filed 2017-08-08
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding as of July 31, 2017: 12,605,085

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,468	$14,312
Short-term investments	17,828	18,888
Accounts receivable, net of allowance for doubtful accounts of $50 at June 30, 2017 and December 31, 2016	17,949	21,579
Prepaid expenses and other current assets	1,196	878
Contract assets	636	—
Total current assets	47,077	55,657
Equipment, furniture and leasehold improvements, net	1,077	1,089
Deferred tax assets	6	7
Intangible assets, net	415	464
Goodwill	3,738	3,738
Other non-current assets including contract assets	82	53
Total assets	$52,395	$61,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$9,083	$14,831
Accounts payable	390	283
Accrued compensation	1,693	2,008
Other accrued expenses	661	714
Deferred rent, current portion	331	321
Deferred revenue	2,287	2,064
Total current liabilities	14,445	20,221
Deferred tax liability	—	23
Deferred rent	689	854
Deferred revenue	162	1,798
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,591,488 shares issued and outstanding at June 30, 2017 and 12,532,348 shares issued and outstanding at December 31, 2016	136,591	135,660
Accumulated other comprehensive loss	(916)	(941)
Accumulated deficit	(98,576)	(96,607)
Total shareholders’ equity	37,099	38,112
Total liabilities and shareholders’ equity	$52,395	$61,008

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software	$15,986	$18,735	$35,437	$38,902
Professional engineering service	2,862	4,003	6,252	9,275
Total revenue	18,848	22,738	41,689	48,177
Cost of revenue:
Software	13,142	15,459	27,256	32,620
Professional engineering service	1,833	3,386	4,307	7,368
Total cost of revenue	14,975	18,845	31,563	39,988
Gross profit	3,873	3,893	10,126	8,189
Operating expenses:
Selling, general and administrative	5,046	3,204	9,911	6,410
Research and development	1,446	774	2,793	1,215
Total operating expenses	6,492	3,978	12,704	7,625
Income (loss) from operations	(2,619)	(85)	(2,578)	564
Other income, net	59	55	114	76
Income (loss) before income taxes	(2,560)	(30)	(2,464)	640
Income tax benefit (expense)	—	(155)	106	(325)
Net income (loss)	$(2,560)	$(185)	$(2,358)	$315
Basic income (loss) per share	$(0.20)	$(0.02)	$(0.19)	$0.03
Diluted income (loss) per share	$(0.20)	$(0.02)	$(0.19)	$0.03
Shares used in calculation of income (loss) per share:
Basic	12,577	12,152	12,563	12,127
Diluted	12,577	12,152	12,563	12,559
Comprehensive income (loss):
Net income (loss)	$(2,560)	$(185)	$(2,358)	$315
Other comprehensive income (loss):
Foreign currency translation, net of tax	14	13	22	34
Change in unrealized gains (losses) on investments, net of tax	(2)	2	3	(23)
Total other comprehensive income (loss)	12	15	25	11
Comprehensive income (loss)	$(2,548)	$(170)	$(2,333)	$326

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,358)	$315
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	320	303
Stock-based compensation	810	628
Changes in operating assets and liabilities:
Accounts receivable, net	2,879	(368)
Contract assets, current	450	—
Prepaid expenses and other assets	(331)	(87)
Third-party software fees payable	(5,748)	(3,386)
Accounts payable and accrued expenses	(261)	281
Deferred revenue	(1,378)	(576)
Deferred rent	(155)	(146)
Net cash used for operating activities	(5,772)	(3,036)
Cash flows from investing activities:
Purchases of equipment and furniture	(264)	(105)
Proceeds from maturities of short-term investments	19,699	12,950
Purchases of short-term investments	(18,641)	(15,926)
Net cash provided by (used for) investing activities	794	(3,081)
Cash flows provided by financing activities—proceeds from exercise of stock options	118	333
Effect of exchange rates on cash	16	(40)
Net decrease in cash and cash equivalents	(4,844)	(5,824)
Cash and cash equivalents, beginning of period	14,312	16,443
Cash and cash equivalents, end of period	$9,468	$10,619

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2017, our operating results for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances have been eliminated.

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

Income (Loss) Per Share

We compute basic income (loss) per share using the weighted average number of common shares outstanding during the period, and exclude any dilutive effects of common stock equivalent shares, such as options, restricted stock awards and restricted stock units. We consider restricted stock awards (“RSAs”) as outstanding and include them in the computation of basic income (loss) per share when underlying restrictions expire and the awards are no longer forfeitable. We consider restricted stock units (“RSUs”) as outstanding and include them in the computation of basic income (loss) per share only when vested. We compute diluted income (loss) per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

We excluded 1,192,369 and 1,181,218 options for the three and six months ended June 30, 2017, respectively, and 675,958 and 654,441 options for the three and six months ended June 30, 2016, respectively, from diluted income (loss) per share because their effect was anti-dilutive. For the three and six months ended June 30, 2017, this included common stock equivalent shares of 753,081 and 764,761, respectively, that would have been included in diluted income (loss) per share had we been in a net income position. For the three months ended June 30, 2016, this included common stock equivalent shares of 1,188,189 that would have been included in diluted income (loss) per share had we been in a net income position. In a period where we are in a loss position, we compute diluted loss per share using the basic share count.

2. Revenue Recognition

On January 1, 2017, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net reduction to opening equity of $404,000 as of January 1, 2017 due to the cumulative impact of adopting Topic 606. The impacts to revenue for the three and six months ended June 30, 2017 were a decrease of $0.4 million and an increase of $2.4 million, respectively, as a result of adopting Topic 606.

The adoption of Topic 606 did not have a significant impact on our third-party software or professional engineering services revenue; however, it did have a significant impact on our proprietary DataV software products. We executed our first two DataV contracts in the fourth quarter of 2016. Our current DataV contracts include customization, software license and support and maintenance performance obligations. Under the accounting standards in effect in the prior period, revenues from our DataV software contracts were recognized under a zero profit model whereby revenue was recognized up to the amount of costs incurred. The profit margin was deferred and recognized ratably over the service and maintenance period after delivery and acceptance of the software product. Under Topic 606, revenue is recognized on our DataV contracts when the customization services essential to provide the derived benefit of the software to the customer are completed and control of the product is transferred to the customer as evidenced by customer acceptance. During first quarter of 2017, we received customer acceptance on a DataV software license, resulting in the recognition of $2.8 million in revenue for the software license and customization services. We did not receive any such acceptances in the second quarter of 2017.

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

Disaggregation of revenue:

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended June 30, 2017					Six Months Ended June, 2017
	Third Party Software	Proprietary Software	Total Software	Professional Engineering Services	Total	Third Party Software	Proprietary Software	Total Software	Professional Engineering Services	Total
Primary geographical markets
North America	$14,956	$473	$15,429	$2,299	$17,728	$31,252	$3,118	$34,370	$5,128	$39,498
Europe	435	—	435	379	814	859	—	859	777	1,636
Asia	114	8	122	184	306	191	17	208	347	555
Total	$15,505	$481	$15,986	$2,862	$18,848	$32,302	$3,135	$35,437	$6,252	$41,689

Major products/services lines
Third-party software	$15,505	$—	$15,505	$—	$15,505	$32,302	$—	$32,302	$—	$32,302
Proprietary software	—	481	481	—	481	—	3,135	3,135	—	3,135
Professional engineering services	—	—	—	2,862	2,862	—	—	—	6,252	6,252
Total	$15,505	$481	$15,986	$2,862	$18,848	$32,302	$3,135	$35,437	$6,252	$41,689

Timing of revenue recognition
Products transferred at a point in time	$15,505	$481	$15,986	$91	$16,077	$32,302	$3,135	$35,437	$681	$36,118
Products and services transferred over time	—	—	—	2,771	2,771	—	—	—	5,571	5,571
Total	$15,505	$481	$15,986	$2,862	$18,848	$32,302	$3,135	$35,437	$6,252	$41,689

Contract balances:

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

As of June 30, 2017
Receivables	$17,949
Short-term contract assets	636
Long-term contract assets	27
Short-term contract liabilities (deferred revenue)	2,287
Long-term contract liabilities (deferred revenue)	162

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets includes amounts related to our contractual right to consideration for completed performance objectives not yet invoiced and deferred contract acquisition costs, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period.

Significant changes in the contract assets and the contract liabilities balances during the periods are as follows (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Contract Assets	Contract Liabilities*	Contract Assets	Contract Liabilities*
Revenue recognized that was included in the contract liability (def. revenue) balance at Jan. 1, 2017	$—	$83	$—	$2,710
Increases due to cash received, excluding amounts recognized as revenue during the period	—	46	—	975
Transferred to receivables from contract assets recognized at January 1, 2017	29	—	780	—
Performance obligations satisfied in previous periods	—	—	—	—
* Comprised of Deferred Revenue

Contract acquisition costs:

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As of January 1, 2017, the date we adopted Topic 606, we capitalized $292,000 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred; for contracts with life exceeding one year, as is more common with our DataV software bookings, we record these costs in proportion to each completed contract performance obligation. In the three and six months ended June 30, 2017, the amount of amortization was $7,000 and $148,000, respectively, and there was no impairment loss in relation to costs capitalized. No additional contract acquisition costs were capitalized in the three and six month periods ended June 30, 2017.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include amounts of variable consideration attributable to royalties or unexercised contract renewals (in thousands):

	Remainder of 2017	2018	2019
Third-party software	$72	$110	$36
Proprietary software	1,630	540	196
Professional engineering services	217	—	—

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations was as follows:

	Three months ended June 30, 2017			Six months ended June, 2017
(in thousands, except per share amounts)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)

Revenue:
Software	$15,986	$16,257	$(271)	$35,437	$33,353	$2,084
Professional engineering service	2,862	2,985	(123)	6,252	5,929	323
Total revenue	18,848	19,242	(394)	41,689	39,282	2,407
Cost of revenue:
Software	13,142	13,142	—	27,256	27,256	—
Professional engineering service	1,833	1,956	(123)	4,307	4,106	201
Total cost of revenue	14,975	15,098	(123)	31,563	31,362	201
Gross profit	3,873	4,144	(271)	10,126	7,920	2,206
Operating expenses:
Selling, general and administrative	5,046	5,040	6	9,911	9,764	147
Research and development	1,446	1,446	—	2,793	2,793	—
Total operating expenses	6,492	6,486	6	12,704	12,557	147
Loss from operations	(2,619)	(2,342)	(277)	(2,578)	(4,637)	2,059
Net loss	$(2,560)	$(2,283)	$(277)	$(2,358)	$(4,417)	$2,059
Basic and diluted loss per share	$(0.20)	$(0.18)	$(0.02)	$(0.19)	$(0.35)	$0.16

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated balance sheet was as follows:

	As of June 30, 2017
(in thousands)	As Reported	Balances without adoption of Topic 606	Effect of Change Higher/(Lower)
Assets:
Contract Assets	$636	$540	$96
Liabilities:
Deferred revenue - current	2,287	3,293	(1,006)
Deferred revenue - noncurrent	162	1,120	(958)
Shareholders' Equity:
Accumulated deficit	(98,576)	(100,635)	2,059

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash	$5,039	$11,016
Cash equivalents:
Money market funds	181	2,796
Corporate commercial paper	3,498	500
Corporate debt securities	750	-
Total cash equivalents	4,429	3,296
Total cash and cash equivalents	9,468	14,312
Short-term investments:
Corporate commercial paper	10,895	11,465
Corporate debt securities	6,933	7,423
Total short-term investments	17,828	18,888
Total cash, cash equivalents and short-term investments	$27,296	$33,200

Gross unrealized gains and losses on our short-term investments were not material as of June 30, 2017 and December 31, 2016.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below (in thousands):

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$181	$—	$181
Corporate commercial paper	—	3,498	3,498
Corporate debt securities	—	750	750
Total cash equivalents	181	4,248	4,429
Short-term investments:
Corporate commercial paper	—	10,895	10,895
Corporate debt securities	—	6,933	6,933
Total short-term investments	—	17,828	17,828
Total assets measured at fair value	$181	$22,076	$22,257

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,796	$—	$2,796
Corporate commercial paper	—	500	500
Total cash equivalents	2,796	500	3,296
Short-term investments:
Corporate commercial paper	—	11,465	11,465
Corporate debt securities	—	7,423	7,423
Total short-term investments	—	18,888	18,888
Total assets measured at fair value	$2,796	$19,388	$22,184

5. Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering services reporting unit. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2017.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(860)	$415

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(811)	$464

Amortization expense was $24,000 and $49,000 for the three and six months ended June 30, 2017, respectively, and $34,000 and $68,000 for the three and six months ended June 30, 2016, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2017	$50
2018	98
2019	98
2020	98
2021	71
Total	$415

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of June 30, 2017.

There were no amounts outstanding under the Credit Agreement as of June 30, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	3.4 years	3.3 years	3.4 years
Expected volatility	52%	55%	53%	55%
Risk-free interest rate	1.6%	1.1%	1.7%	1.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue — service	$20	$36	$85	$173
Selling, general and administrative	320	150	604	357
Research and development	71	29	121	98
Total stock-based compensation expense	$411	$215	$810	$628
Per diluted share	$0.03	$0.02	$0.06	$0.05

Stock Option Activity

The following table summarizes stock option activity under the Plans for the six months ended June 30, 2017:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2017	1,846,768	$4.84	8.19	$2,138,361
Granted	89,125	5.33
Exercised	(30,079)	3.82
Forfeited	(48,550)	5.24
Expired	(25,445)	5.56
Balance at June 30, 2017	1,831,819	$4.86	7.96	$1,755,761
Vested and expected to vest at June 30, 2017	1,694,577	$4.82	7.86	$1,700,861
Exercisable at June 30, 2017	838,272	$4.25	6.65	$1,334,204

At June 30, 2017, total compensation cost related to stock options granted but not yet recognized was $1,284,933, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.47 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average grant-date fair value of option grants for the period	$2.64	$2.87	$2.80	$3.05
Options in-the-money at period end	1,755,762	948,745	1,755,762	948,745
Aggregate intrinsic value of options exercised	$17,412	$310,756	$57,833	$360,086

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were in-the-money at period end or that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	119,606	$5.60
Granted	61,409	4.89
Vested	(30,635)	5.76
Forfeited	—	—
Unvested at June 30, 2017	150,380	$5.28
Expected to vest after June 30, 2017	134,077	$5.28

At June 30, 2017, total compensation cost related to RSUs granted but not yet recognized was $465,966, net of estimated forfeitures. This cost will be amortized on the straight-line method over a period of approximately 1.13 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2017:

Stock options outstanding	1,831,819
RSUs outstanding	150,380
Stock awards available for future grant	1,312,621
Common stock reserved for future issuance	3,294,820

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

Rent expense was $273,000 and $533,000 for the three and six months ended June 30, 2017, respectively, and $259,000 and $519,000 for the three and six months ended June 30, 2016, respectively.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2017	$672
2018	1,168
2019	1,038
2020	437
Total commitments	$3,315

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Software
Revenue	$15,986	$18,735	$35,437	$38,902
Cost of revenue	13,142	15,459	27,256	32,620
Gross profit	2,844	3,276	8,181	6,282
Professional Engineering Services
Revenue	2,862	4,003	6,252	9,275
Cost of revenue	1,833	3,386	4,307	7,368
Gross profit	1,029	617	1,945	1,907
Total gross profit	3,873	3,893	10,126	8,189
Operating expenses	6,492	3,978	12,704	7,625
Other income, net	59	55	114	76
Income tax benefit (expense)	-	(155)	106	(325)
Net income (loss)	$(2,560)	$(185)	$(2,358)	$315

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue:
North America	$17,728	$21,291	$39,498	$45,359
Asia	306	554	556	828
Europe	814	893	1,635	1,990
Total revenue	$18,848	$22,738	$41,689	$48,177

	June 30, 2017	December 31, 2016
Long-lived assets:
North America	$1,064	$1,025
Asia	83	90
Europe	4,171	4,236
Total long-lived assets	$5,318	$5,351

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $3.0 million, or 16% of total revenue, for the three months ended June 30, 2017 and for $3.5 million, or 16% of total revenue, for the three months ended June 30, 2016. Honeywell accounted for $6.3 million, or 15% of total revenue, for the six months ended June 30, 2017 and for $7.7 million, or 16% of total revenue, for the six months ended June 30, 2016. No other customers accounted for 10% or more of our total revenue for the periods noted above.

At June 30, 2017, Honeywell had a total accounts receivable balance of $9.6 million, or approximately 53% of total accounts receivable, and had a total accounts receivable balance of $7.1 million, or approximately 33% of total accounts receivable, at December 31, 2016. No other customer accounted for 10% or more of the total accounts receivable at June 30, 2017 or December 31, 2016.

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

Under this rebate program, we recognized $87,000 and $197,000 of rebate credits during the three and six months ended June 30, 2017, respectively, compared to $123,000 and $209,000 during the three and six months ended June 30, 2016, respectively, which were accounted for as reductions in cost of sales. Additionally, during the three and six months ended June 30, 2017, we received $219,000 and $374,000 in rebates, respectively, compared to $288,000 and $489,000 during the three and six months ended June 30, 2016, respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $203,000 in outstanding rebate credits for which we qualified at June 30, 2017, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

Microsoft implemented significant pricing changes for its embedded products effective January 1, 2016, including ending its design registration pricing discounts, terminating its OEM Volume Royalty Programs (“OVRP”) and changing the aggregate volume price structure and product royalties for existing embedded Windows products. In December 2015, Microsoft granted extensions for certain of the OVRPs through December 31, 2016, at which time the program ended.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue:
Software	85%	82%	85%	81%
Professional engineering service	15%	18%	15%	19%
Total revenue	100%	100%	100%	100%
Cost of revenue	79%	83%	76%	83%
Gross profit	21%	17%	24%	17%
Operating expenses:
Selling, general and administrative	27%	14%	24%	13%
Research and development	8%	3%	7%	3%
Total operating expenses	35%	17%	31%	16%
Income (loss) from operations	(14)%	0%	-7%	1%
Other income, net	0%	0%	0%	0%
Income (loss) before income taxes	(14)%	0%	-7%	1%
Income tax benefit (expense)	0%	(1)%	1%	(1)%
Net income (loss)	(14)%	(1)%	-6%	0%

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of professional engineering services. Total revenue decreased by $3.9 million, or 17%, to approximately $18.8 million for the three months ended June 30, 2017, from approximately $22.7 million in the year-ago period. This decrease was primarily due to lower sales of Microsoft Windows Mobile and Embedded operating systems and a decrease in professional engineering services revenue. Revenue from customers outside of North America decreased $0.3 million, or 23%, to $1.1 million for the three months ended June 30, 2017, compared to $1.4 million in the year-ago period due primarily to lower professional engineering services revenue in Europe and Asia-Pacific.

Total revenue decreased by $6.5 million, or 13%, to $41.7 million for the six months ended June 30, 2017, from approximately $48.2 million in the year-ago period. This decrease was primarily due to lower sales of Windows Mobile and Embedded operating systems and a decrease in professional engineering services revenue, partially offset by recognition of approximately $3.0 million in DataV software and professional engineering services revenue in the first quarter of 2017. Revenue from customers outside of North America decreased $0.6 million, or 22%, to $2.2 million for the six months ended June 30, 2017, compared to $2.8 million in the year-ago period due primarily to lower professional engineering services revenue in Europe and Asia-Pacific.

Software revenue

Software revenue consists of sales of third-party software and revenue realized from the sales of our own proprietary software products, which include software license sales, support and maintenance revenue. Software revenue was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Software revenue:
Third-party software	$15,505	$18,337	$32,302	$38,254
Proprietary software	481	398	3,135	648
Total software revenue	$15,986	$18,735	$35,437	$38,902
Software revenue as a percentage of total revenue	85%	82%	85%	81%
Third-party software revenue as a percentage of total software revenue	97%	98%	91%	98%

The vast majority of our third-party software revenue is comprised of sales of Microsoft Windows Embedded and Windows Mobile operating systems.

Third-party software revenue decreased $2.8 million, or 15%, to $15.5 million for the three months ended June 30, 2017, from $18.3 million in the year-ago period. Third-party software revenue decreased $6.0 million, or 16%, to $32.3 million for the six months ended June 30, 2017, from $38.3 million in the year-ago period. The decreases are primarily due to lower sales of Windows Embedded and Windows Mobile operating systems in the current periods, a portion of which for the year-to-date period is attributable to higher levels of buying activity late in 2016 as customers anticipated higher pricing following the cessation of Microsoft’s volume purchase discount programs on December 31, 2016.

Sales of Microsoft operating systems represented approximately 81% and 76% of our total revenue and 59% and 47% of our total gross margin for the three and six months ended June 30, 2017, respectively; and approximately 79% and 78% of our total revenue and 73% and 68% of our total gross margin for the three and six months ended June 30, 2016, respectively.

Proprietary software revenue increased $83,000 to $481,000 for the three months ended June 30, 2017, from $398,000 in the year-ago period due primarily to recognition of $146,000 in DataV software revenue in the current period, offsetting lower legacy proprietary software sales. Proprietary software revenue increased $2.5 million to $3.1 million for the six months ended June 30, 2017, from $0.6 million in the year-ago period, due primarily to recognition of $2.5 million in revenue in the first quarter of 2017 since we delivered and received customer acceptance on a DataV software license, resulting in recognition of revenue for customization services and the software license. We expect that revenues from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods in 2017. We anticipate that our DataV revenues will grow over time, but that other proprietary software product sales will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Professional engineering service revenue	$2,862	$4,003	$6,252	$9,275
Professional engineering service revenue as a percentage of total revenue	15%	18%	15%	19%

Professional engineering service revenue decreased $1.1 million, or 29%, and $3.0 million, or 33% for the three and six months ended June 30, 2017, respectively, from the respective year-ago periods due to decreases in service revenue generated in each of our three geographic areas: North America, Asia and EMEA. The decreases in North America and EMEA service revenue were due to the completion in 2016 of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. The decrease in Asia was due to lower revenue generated by sales in Japan. Our largest professional engineering services customers in the first half of 2017 were Google, Coca-Cola and Mitsubishi Electric Corporation.

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

Under the Microsoft rebate program, we recognized $87,000 and $197,000 of rebate credits during the three and six months ended June 30, 2017, respectively, compared to $123,000 and $209,000 during the three and six months ended June 30, 2016, respectively, which were accounted for as reductions in cost of sales. Additionally, during the three and six months ended June 30, 2017, we received $219,000 and $374,000 in rebates, respectively, compared to $288,000 and $489,000 during the three and six months ended June 30, 2016, respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $203,000 in outstanding rebate credits for which we qualified at June 30, 2017, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

Gross profit and related gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Software gross profit	$2,844	$3,276	$8,181	$6,282
Third-party software gross margin	15%	16%	16%	15%
Proprietary software gross margin	92%	69%	98%	64%
Software gross margin	18%	17%	23%	16%
Professional engineering service gross profit	$1,029	$617	$1,945	$1,907
Professional engineering service gross margin	36%	15%	31%	21%
Total gross profit	$3,873	$3,893	$10,126	$8,189
Total gross margin	21%	17%	24%	17%

Software gross profit and gross margin

Software gross profit decreased $0.4 million or 13% for the three months ended June 30, 2017, from the year-ago period. Software gross margin increased by one percentage point to 18% for the three months ended June 30, 2017 compared to the year-ago period due to heavier sales mix in proprietary software products yielding higher margins. Software gross profit increased $1.9 million, or 30% for the six months ended June 30, 2017, from the year-ago period and software gross margin increased by seven percentage points to 23% for the six months ended June 30, 2017 compared to the year-ago period. The increase in software gross profit for the year-to-date period was driven by recognition of $2.5 million in DataV software revenue in the first quarter of 2017. We anticipate that software gross margin will fluctuate in future periods due to the timing of DataV software revenue recognition.

Third-party software gross margin decreased to 15% for the three months ended June 30, 2017 compared to 16% in the year-ago period due to changes in the Microsoft pricing program and product mix sold. Third party software gross margin increased to 16% for the six months ended June 30, 2017 from 15% in the year-ago period primarily due to higher margins on sales of Windows Embedded operating systems associated with volume rebates.

Proprietary software gross margin was 92% for the three months ended June 30, 2017, compared to 69% in the year-ago period, due to a greater proportion of DataV revenue in the current period compared to legacy software products revenue. Proprietary software gross margin was 98% for the six months ended June 30, 2017, compared to 64% in the year-ago period, with the increase primarily due to recognition of $2.5 million in DataV software revenue in the first quarter of 2017.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit increased by $0.4 million, or 67%, for the three months ended June 30, 2017 from the year-ago period, and service gross margin increased by 21 percentage points to 36% for the three months ended June 30, 2017 compared to the year-ago period. The increases in service gross profit and gross margin resulted from higher utilization of professional engineering personnel in the current year periods.

Professional engineering service gross profit was $1.9 million for both the six months ended June 30, 2017 and the year-ago period, and service gross margin increased by ten percentage points to 31% for the six months ended June 30, 2017 compared to the year-ago period. The increase in gross margin was primarily due to higher utilization of professional engineering personnel.

Operating expenses

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased by approximately $1.8 million, or 57%, to $5.0 million for the three months ended June 30, 2017, from $3.2 million in the year-ago period, and increased by approximately $3.5 million, or 55%, to $9.9  million for the six months ended June 30, 2017, from $6.4 million in the year-ago period. The increases were due to higher spending including increased hiring of sales and customer support personnel and new marketing programs to support the scaling and launch of our DataV products and increased general and administrative spending. SG&A expenses represented 27% and 24% of our total revenue for the three and six months ended June 30, 2017, respectively, and 14% and 13% for the three and six months ended June 30, 2016, respectively.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased by $672,000 to $1.4 million for the three months ended June 30, 2017, from $0.8 million in the year-ago period, and increased by $1.6 million to $2.8 million for the six months ended June 30, 2017 from $1.2 million in the year-ago period, due to increased spending for continued development of our DataV product line. R&D expenses represented 8% and 7% of our total revenue for the three and six months ended June 30, 2017, respectively, and 3% of our total revenue for each of the three and six month periods ended June 30, 2016.

Other income (expense), net

Other income (expense) consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. Other income, net, increased by $4,000 to $59,000 for the three months ended June 30, 2017, compared to $55,000 in the year-ago period, and increased by $38,000 to $114,000 for the six months ended June 30, 2017, compared to $76,000 in the year-ago period. The changes were primarily due to higher interest income in the current year period resulting from higher prevailing interest rates and higher average invested balances.

Income tax (benefit) expense

We did not record an income tax benefit or expense for the three months ended June 30, 2017, due to a valuation allowance on worldwide losses. In the three months ended June 30, 2016, we recorded income tax expense of $155,000. Income tax benefit was $106,000 for the six months ended June 30, 2017, compared to income tax expense of $325,000 in the year-ago period. The tax benefit for the 2017 period was related to discrete items, including U.K. stock compensation tax benefits, a U.K. net operating loss carryback and an international tax reserve release. The tax expense for the period ended June 30, 2016 was related to U.S. alternative minimum tax, U.K. tax expense and a discrete increase in the Japan valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2017, we had $27.3 million of cash, cash equivalents and investments, compared to $33.2 million at December 31, 2016, reflecting a net use of $5.9 million in cash, cash equivalents and investments during the six months ended June 30, 2017.

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2017, comprised primarily of our net loss of $2.4 million, a $5.7 million decrease in third-party software fees payable, a $0.3 million increase in prepaid assets and a $1.4 million decrease in deferred revenue, offset by a $2.9 million decrease in accounts receivable. Net cash used in operating activities was $3.0 million for the six months ended June 30, 2016, driven primarily by net income of $0.3 million, offset by a $3.4 million decrease in third-party software fees payable and a $0.4 million increase in net accounts receivable. The current year balances include the impact of the cumulative effect adjustment at January 1, 2017 relating to adoption of new accounting rules.

Investing activities generated cash of $0.8 million for the six months ended June 30, 2017, due to a net decrease in short-term investments of $1.1 million and capital expenditures of $264,000. Investing activities used cash of $3.1 million for the six months ended June 30, 2016, due to a $3.0 million net increase in short-term investments and capital expenditures of $105,000.

Financing activities generated $118,000 during the six months ended June 30, 2017, and $333,000 during the six months ended June 30, 2016, resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. in the principal amount of up to $12 million. In September 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. There were no amounts outstanding under the Credit Agreement as of June 30, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12 million to $11.75 million. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.7 million for the remainder of 2017, $1.2 million in 2018, $1.0 million in 2019 and $0.4 million in 2020.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BSQUARE CORPORATION (Registrant)

Date: August 8, 2017	By:	/s/ Peter J. Biere
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