Form 10-Q
period 2017-09-30
BSQUARE CORP /WA
filed 2017-11-07
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock outstanding as of October 31, 2017: 12,627,831

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,131	$14,312
Short-term investments	13,627	18,888
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2017 and December 31, 2016	16,609	21,579
Prepaid expenses and other current assets	957	878
Contract assets	697	—
Total current assets	45,021	55,657
Equipment, furniture and leasehold improvements, net	1,019	1,089
Deferred tax assets	7	7
Intangible assets, net	390	464
Goodwill	3,738	3,738
Other non-current assets including contract assets	72	53
Total assets	$50,247	$61,008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Third-party software fees payable	$7,962	$14,831
Accounts payable	393	283
Accrued compensation	2,225	2,008
Other accrued expenses	814	714
Deferred rent, current portion	335	321
Deferred revenue	2,622	2,064
Total current liabilities	14,351	20,221
Deferred tax liability	—	23
Deferred rent	602	854
Deferred revenue	56	1,798
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 12,625,455 shares issued and outstanding at September 30, 2017 and 12,532,348 shares issued and outstanding at December 31, 2016	137,187	135,660
Accumulated other comprehensive loss	(905)	(941)
Accumulated deficit	(101,044)	(96,607)
Total shareholders’ equity	35,238	38,112
Total liabilities and shareholders’ equity	$50,247	$61,008

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Software	$17,440	$19,216	$52,877	$58,118
Professional engineering service	2,213	3,251	8,465	12,526
Total revenue	19,653	22,467	61,342	70,644
Cost of revenue:
Software	13,653	15,281	40,909	47,901
Professional engineering service	1,620	3,509	5,927	10,877
Total cost of revenue	15,273	18,790	46,836	58,778
Gross profit	4,380	3,677	14,506	11,866
Operating expenses:
Selling, general and administrative	5,338	3,283	15,249	9,693
Research and development	1,588	809	4,381	2,024
Total operating expenses	6,926	4,092	19,630	11,717
Income (loss) from operations	(2,546)	(415)	(5,124)	149
Other income, net	34	128	148	204
Income (loss) before income taxes	(2,512)	(287)	(4,976)	353
Income tax benefit (expense)	44	181	150	(144)
Net income (loss)	$(2,468)	$(106)	$(4,826)	$209
Basic income (loss) per share	$(0.20)	$(0.01)	$(0.38)	$0.02
Diluted income (loss) per share	$(0.20)	$(0.01)	$(0.38)	$0.02
Shares used in calculation of income (loss) per share:
Basic	12,607	12,310	12,578	12,189
Diluted	12,607	12,310	12,578	12,576
Comprehensive income (loss):
Net income (loss)	$(2,468)	$(106)	$(4,826)	$209
Other comprehensive income (loss):
Foreign currency translation, net of tax	14	(78)	36	(44)
Change in unrealized gains (losses) on investments, net of tax	(3)	29	—	6
Total other comprehensive income (loss)	11	(49)	36	(38)
Comprehensive income (loss)	$(2,457)	$(155)	$(4,790)	$171

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,826)	$209
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	483	442
Stock-based compensation	1,350	908
Changes in operating assets and liabilities:
Accounts receivable, net	4,219	(799)
Contract assets, current	389	—
Prepaid expenses and other assets	(84)	220
Third-party software fees payable	(6,869)	(721)
Accounts payable and accrued expenses	427	(906)
Deferred revenue	(1,149)	2,076
Deferred rent	(238)	(223)
Net cash provided (used) by operating activities	(6,298)	1,206
Cash flows from investing activities:
Purchases of equipment and furniture	(344)	(368)
Proceeds from maturities of short-term investments	25,702	18,200
Purchases of short-term investments	(20,440)	(24,159)
Reduction of restricted cash equivalents	—	250
Net cash provided (used) by investing activities	4,918	(6,077)
Cash flows provided by financing activities—proceeds from exercise of stock options	174	832
Effect of exchange rates on cash	25	(58)
Net decrease in cash and cash equivalents	(1,181)	(4,097)
Cash and cash equivalents, beginning of period	14,312	16,443
Cash and cash equivalents, end of period	$13,131	$12,346

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2017, our operating results for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. The accompanying financial information as of December 31, 2016 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All intercompany balances have been eliminated.

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

Income (Loss) Per Share

We compute basic income (loss) per share using the weighted average number of common shares outstanding during the period, and exclude any dilutive effects of common stock equivalent shares, such as options and restricted stock units. We consider restricted stock units (“RSUs”) as outstanding and include them in the computation of basic income (loss) per share only when vested. We compute diluted income (loss) per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

We excluded 2,014,115 and 1,968,866 options for the three and nine months ended September 30, 2017, respectively, and 1,545,512 and 627,778 options for the three and nine months ended September 30, 2016, respectively, from diluted income (loss) per share because their effect was anti-dilutive. For the three and nine months ended September 30, 2017, this included common stock equivalent shares of 776,827 and 766,426, respectively, that would have been included in diluted income (loss) per share had we been in a net income position. For the three months ended September 30, 2016, this included common stock equivalent shares of 952,858 that would have been included in diluted income (loss) per share had we been in a net income position. In a period where we are in a loss position, we compute diluted loss per share using the basic share count.

2. Revenue Recognition

On January 1, 2017, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2017. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net reduction to opening equity of $404,000 as of January 1, 2017 due to the cumulative impact of adopting Topic 606. The impacts to revenue for the three and nine months ended September 30, 2017 were a decrease of $0.3 million and an increase of $2.1 million, respectively, as a result of adopting Topic 606.

The adoption of Topic 606 did not have a significant impact on our third-party software or professional engineering service revenue; however, it did have a significant impact on our proprietary DataV software products. We executed our first two DataV contracts in the fourth quarter of 2016. Our current DataV contracts include customization, software license and support and maintenance performance obligations. Under the accounting standards in effect in the prior period, revenues from our DataV software contracts were recognized under a zero profit model whereby revenue was recognized up to the amount of costs incurred. The profit margin was deferred and recognized ratably over the service and maintenance period after delivery and acceptance of the software product. Under Topic 606, revenue is recognized on our DataV contracts when the customization services essential to provide the derived benefit of the software to the customer are completed and control of the product is transferred to the customer as evidenced by customer acceptance. During first quarter of 2017, we received customer acceptance on a DataV software license, resulting in the recognition of $2.8 million in revenue for the software license and customization services. We did not receive any such acceptances in the second or third quarters of 2017.

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

Third-Party Software

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

Proprietary Software

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2017					Nine Months Ended September 30, 2017
	Third Party Software	Proprietary Software	Total Software	Professional Engineering Service	Total	Third Party Software	Proprietary Software	Total Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$15,615	$532	$16,147	$1,835	$17,982	$46,867	$3,650	$50,517	$6,963	$57,480
Europe	520	—	520	276	796	1,380	—	1,380	1,053	2,433
Asia	105	668	773	102	875	295	685	980	449	1,429
Total	$16,240	$1,200	$17,440	$2,213	$19,653	$48,542	$4,335	$52,877	$8,465	$61,342

Major products/services lines:
Third-party software	$16,240	$—	$16,240	$—	$16,240	$48,542	$—	$48,542	$—	$48,542
Proprietary software	—	1,200	1,200	—	1,200	—	4,335	4,335	—	4,335
Professional engineering service	—	—	—	2,213	2,213	—	—	—	8,465	8,465
Total	$16,240	$1,200	$17,440	$2,213	$19,653	$48,542	$4,335	$52,877	$8,465	$61,342

Timing of revenue recognition:
Transferred at a point in time	$16,203	$1,020	$17,223	$53	$17,276	$48,431	$3,823	$52,254	$804	$53,058
Transferred over time	37	180	217	2,160	2,377	111	512	623	7,661	8,284
Total	$16,240	$1,200	$17,440	$2,213	$19,653	$48,542	$4,335	$52,877	$8,465	$61,342

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

As of September 30, 2017
Receivables	$16,609
Short-term contract assets	697
Long-term contract assets	22
Short-term contract liabilities (deferred revenue)	2,622
Long-term contract liabilities (deferred revenue)	56

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced and deferred contract acquisition costs, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period.

Significant changes in the contract assets and the contract liabilities balances during the periods are as follows (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Contract Assets	Contract Liabilities (1)	Contract Assets	Contract Liabilities (1)
Revenue recognized that was included in the contract liability (deferred revenue) balance at January 1, 2017	$—	$256	$—	$2,967
Transferred to receivables from contract assets recognized at January 1, 2017	—	—	780	—
Performance obligations satisfied in previous periods	—	—	—	—
(1) Comprised of deferred revenue

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As of January 1, 2017, the date we adopted Topic 606, we capitalized $292,000 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred; for contracts with life exceeding one year, as is more common with our DataV software bookings, we record these costs in proportion to each completed contract performance obligation. In the three and nine months ended September 30, 2017, the amount of amortization was $12,000 and $160,000, respectively, and there was no impairment loss in relation to costs capitalized. No additional contract acquisition costs were capitalized in the three and nine month periods ended September 30, 2017.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2017 (in thousands):

	Remainder of 2017	2018	2019
Third-party software	$35	$110	$36
Proprietary software	117	470	313
Professional engineering services	—	—	—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations was as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(in thousands, except per share amounts)	As reported	Balances without adoption of Topic 606	Effect of change -higher (lower)	As reported	Balances without adoption of Topic 606	Effect of change - higher (lower)

Revenue:
Software	$17,440	$17,711	$(271)	$52,877	$51,064	$1,813
Professional engineering service	2,213	2,284	(71)	8,465	8,213	252
Total revenue	19,653	19,995	(342)	61,342	59,277	2,065
Cost of revenue:
Software	13,653	13,653	—	40,909	40,909	—
Professional engineering service	1,620	1,691	(71)	5,927	5,797	130
Total cost of revenue	15,273	15,344	(71)	46,836	46,706	130
Gross profit	4,380	4,651	(271)	14,506	12,571	1,935
Operating expenses:
Selling, general and administrative	5,338	5,332	6	15,249	15,096	153
Research and development	1,588	1,588	—	4,381	4,381	—
Total operating expenses	6,926	6,920	6	19,630	19,477	153
Loss from operations	(2,546)	(2,269)	(277)	(5,124)	(6,906)	1,782
Net loss	$(2,468)	$(2,191)	$(277)	$(4,826)	$(6,608)	$1,782
Basic and diluted loss per share	$(0.20)	$(0.17)	$(0.03)	$(0.38)	$(0.53)	$0.15

In accordance with Topic 606, the disclosure of the impact of adoption to our condensed consolidated balance sheet was as follows:

	As of September 30, 2017
(in thousands)	As reported	Balances without adoption of Topic 606	Effect of change - higher (lower)
Assets:
Contract Assets	$697	$537	$160
Liabilities:
Deferred revenue - current	2,622	3,548	(926)
Deferred revenue - noncurrent	56	752	(696)
Shareholders' Equity:
Accumulated deficit	(101,044)	(102,826)	1,782

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash	$5,933	$11,016
Cash equivalents:
Money market funds	447	2,796
Corporate commercial paper	2,999	500
Corporate debt securities	3,752	-
Total cash equivalents	7,198	3,296
Total cash and cash equivalents	13,131	14,312
Short-term investments:
Corporate commercial paper	7,174	11,465
Corporate debt securities	6,453	7,423
Total short-term investments	13,627	18,888
Total cash, cash equivalents and short-term investments	$26,758	$33,200

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

Assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$447	$—	$447
Corporate commercial paper	—	2,999	2,999
Corporate debt securities	—	3,752	3,752
Total cash equivalents	447	6,751	7,198
Short-term investments:
Corporate commercial paper	—	7,174	7,174
Corporate debt securities	—	6,453	6,453
Total short-term investments	—	13,627	13,627
Total assets measured at fair value	$447	$20,378	$20,825

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,796	$—	$2,796
Corporate commercial paper	—	500	500
Total cash equivalents	2,796	500	3,296
Short-term investments:
Corporate commercial paper	—	11,465	11,465
Corporate debt securities	—	7,423	7,423
Total short-term investments	—	18,888	18,888
Total assets measured at fair value	$2,796	$19,388	$22,184

As of September 30, 2017 and December 31, 2016, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering services reporting unit. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2017.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(885)	$390

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,275	$(811)	$464

Amortization expense was $25,000 and $74,000 for the three and nine months ended September 30, 2017, respectively, and $33,000 and $101,000 for the three and nine months ended September 30, 2016, respectively. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2017	$25
2018	98
2019	98
2020	98
2021	71
Total	$390

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of September 30, 2017.

There were no amounts outstanding under the Credit Agreement as of September 30, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12.0 million to $11.75 million.

7. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively, the “Plans”). Under the Plans, stock options to purchase shares of our common stock may be granted with a fixed exercise price that is equal to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and RSUs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Expected life	3.3 years	3.3 years	3.3 years	3.4 years
Expected volatility	52%	55%	52%	55%
Risk-free interest rate	1.7%	1.0%	1.7%	1.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue — professional engineering service	$13	$(4)	$98	$169
Selling, general and administrative	457	262	1,061	618
Research and development	70	22	191	121
Total stock-based compensation expense	$540	$280	$1,350	$908
Per diluted share	$0.04	$0.02	$0.11	$0.07

Stock Option Activity

The following table summarizes stock option activity under the Plans:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2017	1,846,768	$4.84	8.19	$2,138,361
Granted	188,625	$5.22
Exercised	(45,241)	$3.71
Forfeited	(54,043)	$5.30
Expired	(29,325)	$5.67
Balance at September 30, 2017	1,906,784	$4.88	7.79	$1,248,990
Vested and expected to vest at September 30, 2017	1,773,550	$4.85	7.69	$1,231,129
Exercisable at September 30, 2017	874,714	$4.31	6.48	$1,098,971

At September 30, 2017, total compensation cost related to stock options granted but not yet recognized was $1,191,014, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.40 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average grant-date fair value of option grants for the period	$2.45	$2.53	$2.62	$2.83
Options in-the-money at period end	1,261,705	766,101	1,261,705	766,101
Aggregate intrinsic value of options exercised	$31,338	$226,430	$89,171	$568,516

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	119,606	$5.60
Granted	74,819	$4.96
Vested	(51,132)	$5.57
Forfeited	—	$-
Unvested at September 30, 2017	143,293	$5.28
Expected to vest after September 30, 2017	128,893	$5.28

At September 30, 2017, total compensation cost related to RSUs granted but not yet recognized was $341,279, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.06 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2017:

Stock options outstanding	1,906,784
RSUs outstanding	143,293
Stock awards available for future grant	1,209,084
Common stock reserved for future issuance	3,259,161

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

Rent expense was $253,000 and $786,000 for the three and nine months ended September 30, 2017, respectively, and $262,000 and $781,000 for the three and nine months ended September 30, 2016, respectively.

Future operating lease commitments are as follows by calendar year (in thousands):

Remainder of 2017	$337
2018	1,171
2019	1,038
2020	437
Total commitments	$2,983

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Software:
Revenue	$17,440	$19,216	$52,877	$58,118
Cost of revenue	13,653	15,281	40,909	47,901
Gross profit	3,787	3,935	11,968	10,217
Professional Engineering Service:
Revenue	2,213	3,251	8,465	12,526
Cost of revenue	1,620	3,509	5,927	10,877
Gross profit	593	(258)	2,538	1,649
Total gross profit	4,380	3,677	14,506	11,866
Operating expenses	6,926	4,092	19,630	11,717
Other income, net	34	128	148	204
Income tax benefit (expense)	44	181	150	(144)
Net income (loss)	$(2,468)	$(106)	$(4,826)	$209

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue:
North America	$17,982	$20,917	$57,480	$66,275
Asia	875	1,018	1,429	1,847
Europe	796	532	2,433	2,522
Total revenue	$19,653	$22,467	$61,342	$70,644

	September 30, 2017	December 31, 2016
Long-lived assets:
North America	$1,005	$1,025
Asia	78	90
Europe	4,143	4,236
Total long-lived assets	$5,226	$5,351

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $2.9 million, or 15% of total revenue, for the three months ended September 30, 2017 and for $1.5 million, or 7% of total revenue, for the three months ended September 30, 2016. Honeywell accounted for $9.1 million, or 15% of total revenue, for the nine months ended September 30, 2017 and for $9.2 million, or 13% of total revenue, for the nine months ended September 30, 2016. No other customers accounted for 10% or more of our total revenue for the periods noted above.

Honeywell had an accounts receivable balance of $9.1 million, or approximately 55% of total accounts receivable, at September 30, 2017, and $7.1 million, or approximately 33% of total accounts receivable, at December 31, 2016. No other customer accounted for 10% or more of the total accounts receivable at September 30, 2017 or December 31, 2016.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”) which enable us to sell Microsoft Windows Embedded operating systems on a non-exclusive basis to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2018. We also have ODAs with Microsoft, which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2018.

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

Under this rebate program, we recognized $126,000 and $323,000 of rebate credits during the three and nine months ended September 30, 2017, respectively, compared to $78,000 and $287,000 during the three and nine months ended September 30, 2016, respectively, which were accounted for as reductions in cost of revenue. Additionally, during the three and nine months ended September 30, 2017, we received $185,000 and $558,000 in rebates, respectively, compared to $181,000 and $670,000 during the three and nine months ended September 30, 2016, respectively, which were accounted for as reductions in marketing expense. There was a balance of approximately $294,000 in outstanding rebate credits for which we qualified at September 30, 2017, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

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

11. 2016 Restructuring

On July 28, 2016, our board of directors approved a restructuring plan that included a workforce reduction in our professional engineering service group. The workforce reduction impacted 33 personnel, comprised of both employees and consultants and representing approximately 17% of our pre-reduction headcount, and was intended to reduce expenses and to better align our organizational structure with our increasing strategic focus on our DataV software and services. We incurred pre-tax restructuring charges of approximately $807,000 in the third quarter of 2016, representing one-time cash employee termination benefits including severance, accrued paid-time off and other employment obligations, with $17,000 included in selling, general and administrative expenses and $790,000 included in cost of service revenue. We paid $619,000 during the third quarter of 2016. We incurred an additional $178,000 of restructuring charges in the fourth quarter of 2016. The staff reductions from this restructuring were completed in October 2016.

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

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(In thousands, except percentages)	(unaudited)				(unaudited)
Revenue	$19,653	$22,467	$(2,814)	(13%)	$61,342	$70,644	$(9,302)	(13%)
Cost of revenue	15,273	18,790	(3,517)	(19%)	46,836	58,778	(11,942)	(20%)
Gross profit	4,380	3,677	703	19%	14,506	11,866	2,640	22%
Operating expenses	6,926	4,092	2,834	69%	19,630	11,717	7,913	68%
Income (loss) from operations	(2,546)	(415)	(2,131)		(5,124)	149	(5,273)
Other income, net	34	128	(94)		148	204	(56)
Income (loss) before income taxes	(2,512)	(287)	(2,225)		(4,976)	353	(5,329)
Income tax benefit (expense)	44	181	(137)		150	(144)	294
Net income (loss)	$(2,468)	$(106)	$(2,362)		$(4,826)	$209	$(5,035)

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of professional engineering services. Total revenue decreased for the quarterly period ended September 30, 2017 compared to the prior year period, primarily due to lower sales of Microsoft Windows Embedded operating systems and lower professional engineering service revenue, predominantly in North America. This decrease was slightly offset by higher sales of Microsoft Windows Mobile operating systems.

Total revenue decreased for the year-to-date period ended September 30, 2017 compared to the prior year period, primarily due to lower sales of Microsoft Windows Embedded and Mobile operating systems and lower professional engineering services revenue, predominantly in North America.  This decrease was partially offset by recognition of approximately $3.5 million in DataV software and professional engineering service revenue in the nine months ended September 30, 2017.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(In thousands, except percentages)	(unaudited)				(unaudited)
Software revenue:
Third-party software	$16,240	$18,226	$(1,986)	(11%)	$48,542	$56,480	$(7,938)	(14%)
Proprietary software	1,200	990	210	21%	4,335	1,638	2,697	165%
Total software revenue	17,440	19,216	(1,776)	(9%)	52,877	58,118	(5,241)	(9%)
Professional engineering service revenue	2,213	3,251	(1,038)	(32%)	8,465	12,526	(4,061)	(32%)
Total revenue	$19,653	$22,467	$(2,814)	(13%)	$61,342	$70,644	$(9,302)	(13%)
As a percentage of total revenue:
Software revenue	89%	86%			86%	82%
Professional engineering service revenue	11%	14%			14%	18%

Software revenue

Software revenue consists of sales of third-party software and revenue realized from the sales of our own proprietary software products, which include software license sales, support and maintenance revenue.

Third-party software revenue decreased for the quarterly and year-to-date periods, primarily due to lower sales of Microsoft Windows Embedded operating systems in the current periods, a portion of which for the year-to-date period is attributable to higher levels of buying activity late in 2016 as customers anticipated higher pricing following the cessation of Microsoft’s volume purchase discount programs on December 31, 2016. Sales of Microsoft operating systems represented approximately 80% and 77% of our total revenue and 55% and 50% of our total gross margin for the three and nine months ended September 30, 2017, respectively; and approximately 80% and 78% of our total revenue and 77% and 71% of our total gross margin for the three and nine months ended September 30, 2016, respectively.

Proprietary software revenue increased for the quarterly period, due primarily to $146,000 in DataV software revenue recognized in the current period. Proprietary software revenue increased for the year-to-date period, due primarily to $2.8 million in DataV software revenue recognized in the nine months ended September 30, 2017 (the vast majority of which was recognized in the first quarter of 2017 when we delivered and received customer acceptance on a DataV software license). We expect that revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods.  We anticipate that our DataV revenue will grow over time, but that other proprietary software product sales will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue decreased for the quarterly and year-to-date periods, due to decreases in service revenue generated in each of our three geographic areas--North America, Asia and Europe--with the completion in 2016 and early 2017 of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. Our largest professional engineering service customers in the first nine months of 2017 were Google, Coca-Cola and Mitsubishi Electric Corporation. We expect that professional engineering service revenue will vary in timing and amount in future periods, as we continue to align our organizational structure with our increasing strategic focus on DataV.

As we started to conclude those existing customer projects in 2016 and began to align our organizational structure with our increasing focus on DataV, our board of directors approved a restructuring plan in July 2016 that included a workforce reduction in our professional engineering service group. We incurred pre-tax restructuring charges of approximately $807,000 in the third quarter of 2016, the vast majority of which was included in cost of service revenue. The staff reductions from this restructuring were completed in October 2016. See also Professional engineering service gross profit and gross margin discussion below.

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

Gross profit and gross margin were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change (1)	2017	2016	$ Change	% Change (1)
(In thousands, except percentages)	(unaudited)				(unaudited)
Software gross profit	$3,787	$3,935	$(148)	(4%)	$11,968	$10,217	$1,751	17%
Third-party software gross margin	16%	16%	--	0%	16%	16%	--	0%
Proprietary software gross margin	97%	96%	--	1%	98%	83%	--	15%
Software gross margin	22%	20%	--	2%	23%	18%	--	5%
Professional engineering service gross profit	$593	$(258)	$851	(330%)	$2,538	$1,649	$889	54%
Professional engineering service gross margin	27%	(8%)	--	35%	30%	13%	--	17%
Total gross profit	$4,380	$3,677	$703	19%	$14,506	$11,866	$2,640	22%
Total gross margin	22%	16%	--	6%	24%	17%	--	7%
(1) For gross margin, amount represents percentage point change.

Software gross profit and gross margin

Software gross profit decreased for the quarterly period, due to lower software sales, while software gross margin increased, due to a heavier sales mix of higher-margin proprietary software products sold during the current period. Software gross profit and gross margin increased for the year-to-date period, due to a heavier sales mix of higher-margin proprietary software products sold during the current period, which was driven by $2.8 million in DataV software revenue recognized in the nine months ended September 30, 2017 (the vast majority of which was recognized in the first quarter of 2017 when we delivered and received customer acceptance on a DataV software license). We anticipate that software gross margin will fluctuate in future periods due to the timing of DataV software revenue recognition.

Third-party software gross margin remained relatively constant for the quarterly and year-to-date periods. Gross profit on third-party software is positively impacted by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $126,000 and $323,000 of rebate credits during the three and nine months ended September 30, 2017, respectively, compared to $78,000 and $287,000 during the three and nine months ended September 30, 2016, respectively, which were accounted for as reductions in cost of revenue. Additionally, during the three and nine months ended September 30, 2017, we received $185,000 and $558,000 in rebates, respectively, compared to $181,000 and $670,000 during the three and nine months ended September 30, 2016, respectively, which were accounted for as reductions in marketing expense. There was a balance of approximately $294,000 in outstanding rebate credits for which we qualified at September 30, 2017, which will be accounted for as reductions in marketing expense in the period in which qualified program expenditures are made.

Proprietary software gross margin remained relatively constant for the quarterly period. Proprietary software gross margin increased for the year-to-date period, due to a greater proportion of DataV software revenue, or $2.8 million, recognized in the nine months ended September 30, 2017.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit and gross margin increased for the quarterly and year-to-date periods, resulting from higher utilization of professional engineering personnel in the current year periods. In addition, the third quarter of 2016 included approximately $0.8 million in restructuring costs. This restructuring was completed in the fourth quarter of 2016.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(In thousands, except percentages)	(unaudited)				(unaudited)
Operating expenses:
Selling, general and administrative	$5,338	$3,283	$2,055	63%	$15,249	$9,693	$5,556	57%
Research and development	1,588	809	779	96%	4,381	2,024	2,357	116%
Total operating expenses	$6,926	$4,092	$2,834	69%	$19,630	$11,717	$7,913	68%
As a percentage of total revenue:
Selling, general and administrative	27%	14%			25%	14%
Research and development	8%	4%			7%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased for the quarterly and year-to-date periods, due to higher spending for the hiring of sales and customer support personnel and new marketing programs to support the scaling and launch of our DataV products, as well as increased general and administrative spending during the current periods.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased for the quarterly and year-to-date periods, due to increased spending for continued development of our DataV product line.

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. Other income, net decreased for the quarterly and year-to-date periods, primarily due to foreign exchange fluctuations (mostly in the U.K.), partially offset by higher interest income in the current year period resulting from higher prevailing interest rates.

Income taxes

The income tax benefit for the three months ended September 30, 2017 was primarily related to a refund of U.S. alternative minimum tax as a result of an amended return.  The income tax benefit for the three months ended September 30, 2016 was primarily due to the loss recorded in that quarter.

The income tax benefit for the nine months ended September 30, 2017 related to discrete items (U.K. stock compensation tax benefits, a U.K. net operating loss carryback, an international tax reserve release and a refund of U.S. alternative minimum tax as a result of an amended return), partially offset by Japan tax expense. The income tax expense for the nine months ended September 30, 2016 related to U.S. alternative minimum tax, U.K. tax expense and a discrete increase in the Japan valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2017, we had $26.8 million of cash, cash equivalents and investments, compared to $33.2 million at December 31, 2016, reflecting a net use of approximately $6.4 million in cash, cash equivalents and investments during the nine months ended September 30, 2017. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at September 30, 2017 had minimal default risk and short-term maturities.

Operating activities used cash of approximately $6.3 million for the nine months ended September 30, 2017, which included a working capital usage of approximately $3.3 million and our net loss (offset by non-cash adjustments) of $3.0 million. The working capital usage primarily included cash outflows of $6.9 million related to third-party software fees payable, as well as $1.1 million related to deferred revenue and lower upfront payments, primarily on DataV contracts. The working capital usage was offset by $4.2 million of cash inflows related to accounts receivable, primarily with Honeywell. The current year balances include the impact of the cumulative effect adjustment at January 1, 2017 relating to adoption of new accounting rules.

Operating activities provided cash of approximately $1.2 million for the nine months ended September 30, 2016, which included our net income (offset by non-cash adjustments) of $1.6 million offset by a working capital usage of approximately $0.4 million. The working capital usage primarily included cash outflows of $0.9 million related to accounts payable, $0.8 million related to accounts receivable, and $0.7 million related to third-party software fees payable. The working capital usage was offset by $2.1 million of cash inflows related to deferred revenue, primarily on DataV contracts.

Investing activities provided cash of approximately $4.9 million for the nine months ended September 30, 2017, due to net cash inflows on short-term investments of $5.3 million offset by capital expenditures of $344,000. Investing activities used cash of approximately $6.1 million for the nine months ended September 30, 2016, due to net cash outflows on short-term investments of $6.0 million and capital expenditures of $368,000, offset by a change in restricted cash equivalents of $250,000.

Financing activities provided cash of approximately $174,000 during the nine months ended September 30, 2017 and $832,000 during the nine months ended September 30, 2016, resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. in the principal amount of up to $12.0 million. In September 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. There were no amounts outstanding under the Credit Agreement as of September 30, 2017 or December 31, 2016. In September 2016, we entered into a new letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the principal amount available under the Credit Agreement has been reduced from $12.0 million to $11.75 million. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.3 million for the remainder of 2017, $1.2 million in 2018, $1.0 million in 2019 and $0.4 million in 2020.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information

None.

Item 6.	Exhibits
Incorporated by Reference
Exhibit Number	Description	Filed or Furnished Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
31.1	Certification of Chief Executive Office pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 7, 2017	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Secretary and Treasurer