Form 10-K
period 2017-12-31
BSQUARE CORP /WA
filed 2018-02-22
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $56,262,281 and was determined using the closing price of our common stock on that same date per the NASDAQ Global Market ($5.60) and excludes 2,539,295 shares of Common Stock held by directors, officers and shareholders whose beneficial ownership exceeded 5% of the registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, that such person is controlled by or under common control with the registrant, or that such person is an affiliate for any other purpose. There were 12,591,488 shares of our Common Stock outstanding as of June 30, 2017.

The number of shares of common stock outstanding as of January 31, 2018: 12,666,614

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

PART I

Item 1.	Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the safe-harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can often be identified by words such as: "expect," "believe," "estimate," "plan," "strategy," "future," "potential," "continue," "may," "should," "will," and similar references to future periods. Examples include, among others, statements about: expected future growth and operating results, such as revenue and earnings; anticipated levels of capital and other expenditures; future market demand, opportunities and conditions; our belief that we have sufficient liquidity to fund our business operations for at least the next 12 months; expectations of the effect on our financial condition of claims, litigation, contingent liabilities and supplier audits; and strategies for customer retention, growth, new product and service developments, and market position.

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

BUSINESS

Overview

As used in this Annual Report on Form 10-K, “we,” “us”, “our”, “the Company” and “BSQUARE” refer to BSQUARE Corporation.

Since our inception, our business has largely been focused on providing software solutions (historically, including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Industrial Internet of Things (“IIoT”) market, by interconnecting of uniquely identifiable devices, extracting data from those devices and applying advanced analytics and machine learning to the data in order to derive meaningful and actionable insights. While IIoT is a relatively new market, we believe the work we have engaged in since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IIoT. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataV™. Our DataV solution includes software products, applications and services that are designed to turn raw IIoT device data into meaningful and actionable data for our customers.

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings comprised software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV. During 2017 we began selling data analytics services and DataV application pilots to major industrial customers primarily in the transportation, oil and gas and manufacturing vertical markets, and signed four pilots in the first six months of 2017 and another fifteen pilots in the second half of 2017, the majority of which are still ongoing.

We believe that DataV presents high growth opportunities in a large, expanding addressable market, at substantially higher gross margins as compared to our traditional business. Developing, selling and implementing DataV has become our primary focus, as approximately 65% of our non-administrative employees are now working solely on DataV, representing a transition away from dependence on resale software and professional engineering services toward increased reliance on our own proprietary software and related systems integration services. We intend to continue to run our legacy software resale business to maximize cash flow for the foreseeable future. Our legacy professional engineering services business is now managed as a part of our overall services business, which increasingly serves DataV customers and prospects.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 300, Bellevue, Washington 98004, and our telephone number is (425) 519-5900.

Industry Background

The IIoT market is still emerging, but we believe it will present a large market opportunity for us. This market includes consumer, business, government and industrial segments. It encompasses software, hardware, connectivity and cloud providers as well as systems integrators. While larger research firms do not yet widely track the size of the IIoT market, available research indicates to us that over time, the deployment of hundreds of billions of connected devices may generate trillions of dollars of economic value.

The IIoT marketplace is currently being influenced by the following factors:

•

Development of machine learning and data analytics software that advances the understanding of complex systems but lacks the capability to effectively process the proliferation of resulting data. This provides an opportunity for solutions such as DataV to develop models of complex mechanical equipment that can be used for predictive reasoning;

•

Nearly ubiquitous wireless connectivity, including near-field communications (“NFC”), Bluetooth, Wi-Fi and cellular, allowing connectivity and data exchange with large populations of small, remote, and frequently mobile devices;

•	Increasing competitive pressures that are forcing a wide array of businesses to invest in automation as a way to improve productivity, reduce costs, and enhance the value of their own offerings; and
•	The increasing availability of inexpensive cloud computing and storage capabilities able to scale to the extent likely to be demanded by IIoT.

Sources of Revenue

	Year Ended December 31,
(In thousands, except percentages)	2017	2016
Software revenue:
Third-party software	$65,755	$80,231
Proprietary software	4,646	1,939
Professional engineering service revenue	10,410	15,271
Total revenue	$80,811	$97,441
As a percentage of total revenue:
Third-party software revenue	81%	82%
Proprietary software revenue	6%	2%
Professional engineering service revenue	13%	16%

Software

DataV Software

DataV is BSQUARE’s proprietary comprehensive software solution which addresses a variety of business use cases specific to IIoT applications, including:

•

Predictive Failure: By employing machine learning and advanced data analytics, DataV can predict, with varying levels of accuracy, future operational conditions for equipment or devices that are part of the overall IIoT system. For many industrial concerns, the operational condition of greatest interest is a failure state. By being able to predict failures before they occur, DataV customers can take steps to remediate the condition more quickly, less expensively and with less operational disruption. DataV can also develop maintenance schedules from actual equipment usage and environmental data, reducing overall service costs and improving asset longevity.

•

Adaptive Diagnostics: For equipment that has already failed, DataV can dynamically proscribe diagnostic and repair steps that have the highest probability of quickly and more cost-effectively resolving the problem. DataV employs machine learning, data analytics, and historical repair data to help customers identify underperforming assets and proscribe remediation steps to optimize performance.

•

IIoT Device Management: The spread of data-generating devices in IIoT systems introduces a new set of operational problems for industrial concerns. DataV can facilitate IIoT device management, including software and configuration updates, over large-scale populations of connected devices.

•

Asset Utilization: DataV can assist customers in tracking how their products are used in the field. This can help ensure that equipment is used as intended, an important requirement for customers such as heavy equipment rental firms. It can also provide product designers with feedback that can help improve product performance and differentiation.

Our DataV solution is designed to be implemented in a wide variety of industrial sectors and vertical markets, including commercial transportation, oil and gas extraction, manufacturing, water and power and other vertical markets. These industrial sectors share common operational characteristics, such as the dependence on complex capital equipment where the cost of failure or sub-optimal performance is relatively high. In other cases, our customers are seeking new revenue-generating products or services to enhance operating profitability. In the future, we will be making DataV available through a software as a service (“SaaS“) revenue model. We currently provide DataV software through hosted subscription or perpetual licensing models.

We officially launched DataV as a commercially available product in March 2016. We secured our first order in May 2016 from PACCAR, Inc., a heavy-duty truck manufacturer, to employ adaptive diagnostics in order to more rapidly service and repair trucks. This order, valued at $4.3 million, included a perpetual license to use DataV for that specific application on certain engine types in North America, as well as custom systems integration services and annual software maintenance fees. We delivered the software and custom services in the first quarter of 2017, resulting in our first major DataV revenue.

In November 2016, we secured our second DataV order from Itron, Inc., a large global manufacturer of electric, water, and gas meters for utilities as well as smart city solutions targeting IIoT device management. This order, valued at $4.8 million, included $1.9 million for the first year and a $2.9 million four-year extension option, and included a subscription license to use DataV in addition to maintenance and systems integration services. In November 2017, Itron renewed its subscription exercising its extension option. We are in the final stages of completing our hosted software delivery and expect Itron to accept delivery in early 2018.

In December 2016, we secured an order from a global provider of candy and beverages to help fulfill their smart vending initiative that adds intelligence to existing fleets of vending machines, better tracks real-time sales data and, in the future, better predicts equipment failures within these machines. We expect this solution to be rolled out in phases beginning in the first quarter of 2018, providing expansion opportunities with increasing machine volumes and geographic territories.

In March 2017, we announced a series of applications, or apps, offering solutions addressing an array of business use cases. These apps are designed to be platform agnostic and to be deployed on Amazon Web Services (“AWS”) or Microsoft Azure. We entered into four customer pilot agreements in the second quarter of 2017, seven pilot agreements in the third quarter and eight pilot agreements in the fourth quarter, for a total of 19 new customer pilot agreements in 2017. Most of these pilots are still ongoing.

Other Proprietary Software

Apart from DataV, we currently offer the following proprietary software products:

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

By the end of 2016, we had reduced our research and development efforts on these products as our focus has shifted to our DataV solution.

Third-Party Software

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether as stand-alone products or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a comprehensive solution source for their device project needs. Our primary third-party software offerings include the following:

•

For 19 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows Embedded operating systems and toolkits for the complete line of Windows Embedded products, including major product families such as Windows Embedded Compact, Windows Embedded Standard and Windows Embedded Server. We are authorized to sell Windows Embedded operating systems in the United States, Canada, Mexico, Argentina, Brazil, Chile, Columbia, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union (“E.U.”), the European Free Trade Association, Turkey and Africa. Of our total revenue, 70% in 2017 and 72% in 2016 resulted from the sale of Windows Embedded operating systems. Our current distribution agreements related to Windows Embedded operating systems expire on June 30, 2018 and are typically renewed annually or bi-annually;

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile product. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, and Central America (excluding Cuba) (the “Americas”), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2017, 10% was generated through the sale of Windows Mobile operating systems, compared to 9% in 2016. Our current distribution agreements related to Windows Mobile operating systems expire on June 30, 2018 and are typically renewed annually or bi-annually;

•	We are an authorized distributor for Adobe Flash technologies and Adobe Reader. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis; and
•	We are an authorized distributor of Intel Corporation’s Embedded Security product in North America.

The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including approximately 98% of third-party software revenue in both 2017 and 2016.

Professional Engineering Services

DataV Services

In order to operate efficiently, DataV software must be integrated with a variety of customer systems, devices and databases, requiring a significant service component. We anticipate future DataV contracts could include a service component ranging from 10% to 30% of total contract value. Services offered in this context include the following:

•	Integration with enterprise databases;
•	Integration with internal enterprise systems;
•	Integration with external public or third-party data sources;
•	Custom application development on our DataV platform;
•	Software integration on remote devices;

•	Training; and
•	Management of customer cloud deployments hosting DataV software.

Other Service Offerings

Customers engage us for engineering services due to our extensive experience in the areas of device software development and testing, as well as embedded and mobile operating systems. We believe that engaging us on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and enhanced product robustness and features, which a customer may otherwise have been unable to achieve. The engineering services that we offer to our customers include:

•	Architectural and system design;
•	Software design and development;
•	Platform development systems integration;
•	Application, middleware and multimedia software development;
•	Quality assurance and testing;
•	Device solution strategy consulting;
•	Technical support;
•	Implementation; and
•	Test automation engineering and consulting services.

Revenue from professional engineering services derived from our engagement with The Coca-Cola Company was $3.7 million, or 36%, of total revenue from these services in 2017, and $3.4 million, or 23%, of total professional engineering services revenue in 2016.

Revenue derived from our engagement with Google was $2.9 million, or 28%, of our total revenue from professional engineering services in 2017, and $5.2 million, or 34%, of such revenue in 2016.

Strategy

Our strategy is to invest in growing our DataV solution and applications, while continuing to operate our third-party software and ongoing engineering services business as efficiently as possible. Toward that end, we invest the cash generated by our third-party software and ongoing professional engineering services business, together with cash on hand, in our DataV solution. In 2017 we:

•

Focused all research and development efforts on development of our DataV solution and related business applications. We made significant investments in software development, quality assurance, and data scientists;

•

Focused all marketing efforts on launching our DataV solution and building our IIoT business solutions brand. We also expanded the size of our marketing team and the array of marketing programs in which we engage;

•	Focused a substantial majority of our sales organization on DataV and expanded the DataV sales group with new hires;
•	Maintained our third-party software sales group capabilities from prior years and will manage this group to maximize cash flow opportunities; and
•

Continued to enhance our customer solutions group, which is focused on building enterprise-scale customer support, cloud hosting, and DataV services capabilities. This group also includes our professional engineering services organization.

It is our intention that these steps, collectively, will help us to execute on a higher-margin proprietary software business enabled by related systems integration services, while reducing our dependency on our legacy lower-margin software and related services business.

Relationship with Microsoft

We have a long-standing relationship with Microsoft and this relationship is important to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows Embedded operating systems for over 19 years;
•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;
•	We are a Windows Embedded Gold-level Systems Integrator;
•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;
•	We were the Microsoft Embedded Distributor of the Year for 2011;
•	We received a Microsoft Technical Excellence Award for our delivery of highest quality technical solutions on the latest Windows Embedded technologies in the European region in 2011;
•	Our HTML5 Rendering Engine won a Microsoft Technical Excellence Award in 2012;
•	We are a developer and provider of Microsoft Official Curriculum Training for Windows Embedded Compact and Windows Embedded Standard;
•	We are a Preferred Provider of Visual Tools for Microsoft;
•	We are a Gold-level member of Microsoft’s Third-Party Tools Provider Program;
•	We are a Silver Data Analytics partner;
•	We are a Silver Data Platform partner;
•	We are a Silver Cloud Platform partner;
•	We are a U.S.-Managed and Co-Sell Ready ISV Partner for Microsoft; and
•	Microsoft has engaged us from time to time on various engineering service engagements.

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

Sales and Marketing

We market our products and professional engineering services utilizing a direct sales model. We have sales personnel throughout the United States and in the United Kingdom. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels. We are investigating alternative ways to leverage existing relationships with AWS and Microsoft Azure, as well as developing new relationships with technology partners alongside our direct sales force to enhance our DataV sales efforts and initiatives.

Key elements of our sales and marketing strategy include direct marketing, content marketing, trade shows, event marketing, public relations, analyst relations, social media properties, customer and strategic alliance partner co-marketing programs and a comprehensive website.

Research and Development

During 2017, substantially all of our research and development personnel were dedicated to the design, development and release of DataV, and we expect this to continue to be the case for the foreseeable future. Members of our research and development staff work closely with our sales and marketing departments, as well as with our customers and potential customers, to better understand IIoT market needs and requirements. We perform our research and development primarily utilizing engineering staff located in the United States. Research and development expense was $6.6 million and $2.9 million in 2017 and 2016, respectively.

Customers

Targeted customers for DataV include large industrial concerns that either manufacture capital assets, such as a heavy-duty commercial truck manufacturer, or rely on the widespread deployment of capital assets in the operation of their businesses, such as a large for-hire fleet operator. DataV customers may also include manufacturers incorporating DataV within their own offerings in order to enhance capabilities, such as an electric meter manufacturer developing smart grid technology for power utilities.

Customers purchasing third-party software and our other proprietary software solutions and professional engineering services include leading OEMs, ODMs, Enterprises, SVs and peripheral vendors. Representative customers include Hewlett Packard, Google, Coca-Cola, Elo Touch Solutions, Honeywell International, Inc., IGT, Microsoft, Mitsubishi Electric Corporation, Panasonic, Oracle, Omnicell, Elektrobit and several industrial handset companies.

Competition

The IIoT market is still emerging but is already becoming increasingly competitive. Our competitors in this space include, or we anticipate could include, the following:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•

Cloud IIoT providers such as AWS, Microsoft Azure, and General Electric (“GE”) Predix. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;

•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IIoT market, including C3IOT and others.

In addition, we anticipate that we will encounter increasing competition in the growing IIoT market from a number of additional software and service providers as we continue to expand our focus on this market in 2018 and beyond.

The market for device software and engineering services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which could compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, SymphonyTeleca and Wipro;
•	ODMs, particularly those in Taiwan and China, with their own software development capabilities;
•	Contract manufacturers with their own software development capabilities;
•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote, as well as our customers’ and potential customers’ internally created tools and manual testing capabilities;

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation; and
•	Marketing agencies and specialized vendors who provide mobile application services.

Some of our competitors focus on only one aspect of our business or offer complementary products that can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also likely that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft or Amazon, that may enable them to rapidly increase their market share. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

Neither Microsoft nor Amazon has agreed to any exclusive arrangement with us, nor has either agreed not to compete with us. Amazon may decide to focus on providing products or services that compete directly with our products and services or partnering with other solution providers that compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected systems software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to Microsoft technology as we are.

International Operations

Our international operations outside of North America consist principally of engineering services operations in Taipei, Taiwan and Trowbridge, England. We have also maintained a sales and sales support office in Tokyo, Japan. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows Embedded operating systems (e.g. Windows Embedded Compact) has previously been restricted to North America, the majority of our revenue continues to be generated from North America. In 2017, revenue generated from customers located outside of North America was 6% of total revenue, compared to 5% in 2016.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

Our headcount by area was as follows:

	December 31,
	2017	2016
Professional engineering services	51	78
Sales, marketing and administrative	78	70
Research and product development	63	21
Total employees	192	169
Contractors (primarily professional engineering services)	6	3
Total headcount	198	172

Of the total headcount at December 31, 2017, 147 were located in North America, 22 in Taiwan, 28 in the United Kingdom and one in Japan. As conditions necessitate, professional engineering service employees perform research and development activities and vice versa.

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

As of January 31, 2018, we had fourteen pending United States (“US”) patent applications related to DataV, in addition to nine issued US patents related to other products and services. We also have a number of registered trademarks in various jurisdictions. We will continue to pursue appropriate protections for our intellectual property.

See Item 1A, “Risk Factors,” for more information regarding our intellectual property and other proprietary rights.

Available Information

We electronically file with or furnish to the Securities and Exchange Commission (“SEC”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.bsquare.com, free of charge, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to the SEC. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any of our other reports filed with or furnished to the SEC.

Item 1A.	Risk Factors.

As discussed under Item 1 of Part I, “Business—Cautionary Note Regarding Forward-Looking Statements,” our actual results could differ materially from those expressed in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial but later emerge as material, may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results, cash flows and the trading price of our common stock could be materially adversely affected.

DataV-Related Risk Factors

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Industrial Internet of Things (IIoT) market. We launched our DataV solution, which includes software products, applications and services that are designed to render raw IIoT device data into meaningful and actionable data for our customers, late in the first quarter of 2016. Developing, selling and implementing DataV has become our primary focus, representing a transition away from dependence on resale software and professional engineering services toward increased reliance on our own proprietary software and related systems integration services. The following DataV-related risks may negatively impact our business and operating results.

Our ability to maintain and grow our proprietary software revenue is contingent on the success of DataV, our proprietary business-focused IIoT solution. If DataV fails to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive, unique product and service offerings that keep pace with technological changes and needs, our business would be negatively impacted.

Proprietary software product revenue provides us with much higher gross profit margins than we typically receive from either our third-party software products or our engineering service offerings, and provides other advantages as well. During 2017 and 2016, we invested significant resources in developing and marketing our DataV proprietary IIoT solution, which includes software products, applications and services designed to render raw device data into meaningful and actionable data. Our DataV customer engagements typically commence with an initial proof-of-concept (POC) or pilot project, after which it is anticipated that customers will convert to a fully paid license of DataV products and services. However, as a relatively new solution, DataV may gain customer traction more slowly than anticipated, or not at all. We may be unsuccessful in converting customers from POCs and pilots to fully paid licenses, and our revenue and profit potential is uncertain. We expect to continue to make significant investments in the development and marketing of DataV, and this will increase our operating expenses. There can be no assurance that there will be sufficient revenue generated by sales of DataV, or that it will achieve customer adoption quickly, or at all. Its failure would materially and adversely impact our revenue and operating results.

The IIoT is an emerging market, and there can be no assurance that the IIoT market will evolve as we expect, or that we will be successful in capitalizing on opportunities in this market.

We are currently devoting significant effort and resources to develop and launch our DataV solution to customers within the IIoT market. IIoT is an emerging and evolving market with many potential industry participants and customers, as well as undefined market opportunities and risks. This market may not materialize as we anticipate, and our efforts to capitalize on these opportunities may not be successful in the near term, or at all. If the IIoT market does not materialize as we anticipate, or if our products and services do not achieve market acceptance, our business, financial condition, and operating results would be adversely affect, any of which would likely cause our stock price to decline.

Transitioning our primary business from reselling software and professional engineering services to developing, marketing and selling our own proprietary DataV software and related systems integration services represents a significant shift of corporate focus and resources, and the failure to make this transition successfully would significantly harm our business and operating results.

The ongoing transition of our business to developing, marketing and selling our own proprietary DataV solution is subject to a number of significant risks, including:

•	The significant investment of time and financial and other corporate resources;
•	The uncertainty and lack of predictability of a new and evolving market;
•	The relative experience of our management team with different market strategies and expertise of our employees with new technologies; and
•	Customer acceptance of our proprietary solutions.

Our failure to address these and other risks during this transition would have a material adverse effect on our business and results of operations.

The long sales cycle of our products and services makes our revenue susceptible to fluctuations.

Our sales cycle can run six to eighteen months because the expense and complexity of the software and service offerings we sell generally require a lengthy customer approval process and may be subject to a number of significant risks over which we have little or no control, including:

•	Customers’ budgetary constraints and internal acceptance review procedures;
•	The effects of economic uncertainties;
•	The timing of budget cycles; and
•	The timing of customers’ competitive evaluation processes.

In addition, to successfully sell our software and engineering service offerings, we must frequently educate our potential customers about the full benefits of our software and services, including through the implementation of POCs or pilot programs, all of which can require significant time and expense. This is particularly true given the early stage of the IIoT market. If our sales cycle further lengthens unexpectedly, or if we are unsuccessful in converting customers from POCs and pilots to fully paid licenses, it could adversely affect the timing of our revenue, which could cause our quarterly results to fluctuate.

Our DataV operating results fluctuate, and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

Our DataV operating results fluctuate and are expected to continue to fluctuate. Some of the important factors that may cause our DataV operating results to fluctuate include the following:

•	The uncertainty and lack of predictability of the new and evolving IIoT market;
•	The extent of customer acceptance of our DataV solution;
•	The degree of conversion of customers from POCs and pilots to fully paid DataV licenses; and
•	The timing of recognition of DataV product and services revenue.

These and other factors make it difficult to forecast our quarterly and annual financial results. Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to fluctuate and vary widely from our financial forecasts. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Moreover, we may also fail to meet or exceed the expectations of securities analysts or investors, and the market price of our common stock could decline.

If our security measures or those of third-party data center hosting facilities, cloud computing platform providers, or other service partners are breached or unauthorized access is otherwise obtained to our customers’ data, our data or our information technology (“IT”) systems, our or our customers’ confidential or personal information may be compromised or misappropriated, our products and services offerings may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial liability.

Our products and services involve the storage and transmission of customers’ proprietary data and personal information, and security breaches could result in a risk of loss of this data or information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive personal information such as user names, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data. Because we do not control the IT security of our customers or third-party technology providers, or of the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our products and services. Any security breach could result in a loss of confidence in the security of our products and services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

Interruptions or delays in services from third-party data center hosting facilities or cloud computing platform providers could impair the delivery and availability of our products and services and harm our business.

We currently serve certain of our customers through third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to, or failure of, these systems generally could result in interruptions in the availability of our products and services. We have from time to time experienced, and may continue to experience, such interruptions, which could cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, and adversely affect our customer attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our product and services offerings are unreliable. Despite contract provisions to protect us, customers may look to us to support and provide warranties for these third-party systems, which may expose us to potential claims, liabilities and obligations for technology or services we did not develop or sell, all of which could harm our business. Further, third-party software and cloud platforms that we currently or may in the future utilize may not continue to be available at reasonable prices, on commercially reasonable terms, or may become unavailable. Any of these outcomes could significantly increase our expenses and result in delays in the provisioning of our products and services until we are able to procure alternative solutions, either by developing equivalent technology or, if available, obtaining such technology through purchase or license from other third parties.

We do not control the operation or security of any of these hosting facilities or cloud computing platforms, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken by providers of these facilities and platforms, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities or platforms without adequate notice or other unanticipated problems at these facilities or platforms could result in lengthy interruptions in or cessation of our services.

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and services and adversely affect our business.

Regulation related to the provision of services on the internet is evolving and increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, such as the E.U.’s Data Protection Directive and General Data Protection Regulation (“GDPR”). Further, laws and regulations are increasingly aimed at the use of personal information for marketing purposes, such as the E.U.’s ePrivacy Directive and ePrivacy Regulation. Country-specific laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. Existing laws and regulations, as well as future requirements, could reduce demand for our products and services or restrict our ability to store and process data or, in some cases, impact our ability to offer our products and services in certain locations or our customers' ability to deploy our solutions globally. The costs of compliance with and other burdens imposed by laws, regulations and standards such as GDPR may also limit the use and adoption of our products and services, reduce overall demand for our products and services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our products and services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products and services, and could limit adoption of our cloud-based solutions.

Microsoft-Related Risk Factors

Because we provide software and services to customers building devices utilizing Microsoft’s Windows Embedded and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows Embedded and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following Microsoft-related risks may negatively impact our business and operating results.

If we do not maintain our OEM Distribution Agreements with Microsoft or if Microsoft de-emphasizes or divests itself from these areas of its business, our revenue would decrease and our business would be adversely affected.

We have OEM Distribution Agreements (“ODAs”) for Software Products for Embedded Systems with Microsoft, which enable us to sell various Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the E.U. and the European Free Trade Association. These ODAs are effective through June 30, 2018 and are typically renewed annually or bi-annually. We have also entered into ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through June 30, 2018 and are typically renewed annually or bi-annually.

We generated $64.4 million and $78.8 million of revenue in 2017 and 2016, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue in 2018. If any of the ODAs are terminated by Microsoft (which

Microsoft can do unilaterally) or not renewed, or if Microsoft decides to no longer invest in or to divest itself from these areas of its business, our third-party software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals by Microsoft, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change pricing under the ODAs at any time, and unless we are able to pass through price increases to our customers, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our ODA activities in which we earn money for achieving certain predefined objectives. If Microsoft were to eliminate or negatively modify the rebate program, our gross profit and operating results would be negatively impacted. We qualified for rebate credits from Microsoft of $1.7 million and $1.2 million in 2017 and 2016, respectively, a portion of which is accounted for as a reduction in cost of sales and a portion as a reduction in marketing expense if and when qualified expenditures are made.

Our business and results of operations could be negatively impacted by changes Microsoft implements in its pricing of its operating systems.

Microsoft implemented significant pricing changes for its operating systems products, including ending its design registration pricing discounts, terminating its OEM Volume Royalty Program (“OVRP”) and changing the aggregate volume price structure and product royalties for existing Windows Embedded products effective January 1, 2016, and Microsoft could make further pricing changes in the future. These changes have altered the competitive dynamics because the same pricing discounts are available to all distributors of these Microsoft products. As a distributor of Microsoft products, this impacts both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. The amount and impact of these changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in future reporting periods. The sale of Microsoft operating systems represented approximately 80% and 81% of our total revenue and approximately 54% and 74% of our total gross margin for the years ended December 31, 2017 and 2016, respectively.

Microsoft has audited our records under the ODAs in the past and may audit our records again in the future, and any negative audit results could result in additional charges and/or the termination of the ODAs.

There are provisions in the ODAs that require us to maintain certain internal records and processes for auditing purposes. Non-compliance with these or other contractual requirements could result in the termination of the ODAs. Microsoft concluded audits of our records pertaining to the ODAs in 2009 and 2006, neither of which had material findings. It is possible that future audits could result in charges due to any material findings that are found. The ODA provisions also include terms that may make us contractually liable for payment of royalties to Microsoft in the event that certificates of authenticity are lost, damaged or stolen.

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

If the markets for Windows Embedded and/or Windows Mobile operating systems decline, our business and operating results would be materially harmed.

Because a significant portion of our revenue to date has been generated by software and services targeted at customers and devices running various Microsoft Windows Embedded and Windows Mobile operating systems, if the markets for these systems decline, our business and operating results would be negatively impacted. Continued market acceptance of Microsoft Windows Embedded and Windows Mobile operating systems will depend on many factors, including:

•

Microsoft’s development and support of various Windows Embedded and Windows Mobile markets. As the developer and primary promoter of Windows Embedded and Windows Mobile operating systems, if Microsoft were to decide to discontinue or lessen its support of these operating systems, potential customers could select competing operating systems, which could reduce the demand for our Microsoft Windows Embedded and Windows Mobile software products and engineering services, from which a significant portion of our revenue continues to be generated;

•

The ability of the Microsoft Windows Embedded and Windows Mobile operating systems to compete against existing and emerging operating systems for the smart connected systems market, including: iOS from Apple, Inc., VxWorks and Linux from WindRiver Systems Inc.; Android from Google Inc.; QNX from BlackBerry Limited; and other proprietary operating systems. Microsoft Windows Embedded and Windows Mobile operating systems may be unsuccessful in capturing or retaining a significant share of the smart connected systems market in the future;

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

The IIoT market is still emerging but is already becoming increasingly competitive. Our competitors in this space include, or we anticipate could include, the following:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•	Cloud IIoT providers such as AWS, Microsoft Azure, and GE Predix. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;
•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IIoT market, including C3IoT and others.

In addition, we anticipate that we will encounter increasing competition in the growing IIoT market from a number of additional software and service providers as we continue to expand our focus on this market in 2018 and beyond.

The market for device software and engineering services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal research and development departments, which may seek to develop their own software solutions which could compete with our proprietary software products and engineering services;

•	Engineering service firms, including off-shore development companies, such as Adeneo, SymphonyTeleca and Wipro;
•	ODMs, particularly those in Taiwan and China, with their own software development capabilities;
•	Contract manufacturers with their own software development capabilities;
•

Mobile and embedded test automation providers including Perfecto Mobile, mVerify, JAMO Solutions, SmartBear Software (AutomatedQA), TestPlant (eggPlant) and Keynote, as well as our customers’ and potential customers’ internally created tools and manual testing capabilities;

•	Microsoft Windows Embedded and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation; and
•	Marketing agencies and specialized vendors who provide mobile application services.

Some of our competitors focus on only one aspect of our business or offer complementary products that can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our software solutions and related services, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also likely that new competitors will enter the market or that our competitors will form alliances, including alliances with Microsoft or Amazon, that may enable them to rapidly increase their market share. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

Neither Microsoft nor Amazon has agreed to any exclusive arrangement with us, nor has either agreed not to compete with us. Amazon may decide to focus on providing products or services that compete directly with our products and services or partnering with other solution providers that compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected system software and services is low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows Embedded and Windows Mobile operating system software and services. These systems integrators are given substantially the same access by Microsoft to Microsoft technology as we are.

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

Because competition for technology industry employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and grow our business.

In the technology industry generally, and in the greater Seattle area in particular, there is intense competition for software engineers, as well as for technology sales and operations personnel. We may not be successful in attracting or retaining such qualified personnel. If we fail to attract new personnel or to retain and motivate our current personnel, our business would be harmed.

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

Uncertain economic and political conditions in the U.S. and worldwide have from time to time contributed, and may continue to contribute, to volatility in the technology industries at large, particularly in an emerging market such as IIoT. These factors could  potentially result in reduced demand for our products and services as a result of constraints on IT-related capital spending by our customers; purchasing delays; payment delays adversely affecting our cash flow and revenue; and difficulty in accurate budgeting and planning. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, we may experience material impacts on our business, operating results and financial condition.

Our business and operations would be adversely impacted in the event of a failure or interruption of our IT infrastructure.

The proper functioning of our own IT infrastructure is critical to the efficient operation and management of our business. Our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We may be subject to product liability, infringement or other legal claims that could result in significant costs.

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability, infringement and other legal claims. It is possible, however, that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability or infringement claims to date, as our business focus continues to transition to the sale of our own proprietary products, the sale and support of our products and services may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to obtain adequate liability insurance in the future. A product liability, infringement or other legal claim brought against us, whether successful or not, could negatively impact our business and operating results.

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

Past acquisitions have proven difficult to integrate, and future acquisitions, if any, could disrupt our business, dilute shareholder value and negatively affect our operating results and may not accrete to our revenue or other operating results or to our business generally.

We have acquired the technologies, assets and/or operations of other companies in the past and may acquire or make investments in companies, products, services and technologies in the future as part of our growth strategy. If we fail to properly evaluate, integrate and execute on our acquisitions and investments, our business and prospects may be seriously harmed. In addition, acquisitions may not be as accretive to our revenue or other operating results as expected. To successfully complete an acquisition, we must properly evaluate the business, technology, market and management team of the acquisition target, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel, combine potentially different corporate cultures and effectively integrate products, research and development, sales, marketing and support operations. If we fail to do any of these, we may suffer losses and impair relationships with our employees, customers and strategic partners. Additionally, acquisition activities may distract management from day-to-day operations. We also may be unable to maintain consistently uniform standards, controls, procedures and policies across our entire business as a result, and significant additional demands may be placed on our management and our operations, information services and financial, legal and marketing resources. Finally, acquired businesses may result in unexpected liabilities and contingencies, which may involve compliance with foreign laws, payment of taxes, labor negotiations or other unknown costs and expenses, which could be significant.

We may not be able to access our existing credit facility or raise additional capital if required to support our business, and the issuance of additional equity or convertible debt securities would result in the dilution of our existing shareholders.

Our continuing investment in our DataV business has resulted in a decrease in our cash, cash equivalents and investments from approximately $33.2 million at December 31, 2016 to approximately $24.8 million at December 31, 2017, and we expect to continue making ongoing investments in our DataV business for the foreseeable future. In addition, Honeywell International, Inc. had accounts receivable balances of approximately $7.1 million at December 31, 2016 and $8.7 million at December 31, 2017 with net 270-day payment terms, which limits our ability to access these funds on a more current basis. If we need to raise additional operating capital, it may be difficult and costly to access the public equity and debt capital markets. In the past, our stock has traded at low volumes and overall investor confidence in the stock market could falter. This could make it difficult or impossible to sell additional shares of our stock in the public market. In addition, we may not be able to access our existing credit facility if we are not in compliance with certain financial and other covenants, and it may be difficult and costly to obtain additional commercial debt financing and we may be unable to borrow additional funds at acceptable cost, or at all, should the need arise. If we are unable to raise capital as necessary, it may adversely affect our ability to invest in products or fund operations, which would materially harm our business and negatively affect operating results. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of our existing shareholders would be reduced.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies and the market price of our common stock may therefore frequently change as a result. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations (including as a result of fluctuations in our revenue recognition), announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, developments in the IIoT market, changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which would materially adversely affect our business, financial condition and operating results.

We could become subject to taxation in jurisdictions in which we do not believe we currently have tax nexus, which could expose us to additional tax liability that we have not been subject to in the past.

We make sales in many jurisdictions across the United States. We believe we do not have nexus in most of these jurisdictions and, therefore, we believe we are not subject to sales, franchise, income and other state and local taxes in such jurisdictions. However, if we are determined to have tax nexus in other jurisdictions (as a result of more aggressive interpretations of nexus by taxing jurisdictions or otherwise) and we are unable to pass through this cost to our customers, our tax expense will increase which will negatively affect our results of operations. Further, because state and local tax laws are becoming increasingly complex, we anticipate that our cost to monitor our state and local tax compliance will increase which will negatively affect our results of operations. Additionally, there can be no assurance that we do not currently have unknown tax exposure in a state or local tax jurisdiction because of recent tax law changes of which we are unaware and the resulting liability could be significant and would negatively affect our results of operations.

There may be restrictions on the use of our net operating loss and tax credit carryforwards due to a tax law “ownership change.”

Sections 382 and 383 of the U.S. Internal Revenue Code restrict the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2017, we had approximately $61.6 million of federal and $4.4 million of state net operating loss carryforwards and $3.0 million of tax credit carryforwards. Of the federal net operating loss carryforwards, an aggregate of $36.3 million will expire in 2022 and 2023. Under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change as defined by Section 382 has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets, and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
•	changes in availability of tax credits, tax holidays, and tax deductions;
•	changes in share-based compensation; and
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

On December 22, 2017, the President signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Intellectual Property-Related Risk Factors

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our software products, including DataV, and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our software products or service offerings, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our current or future software products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that third-party technology incorporated into our software products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement. In addition, in some circumstances we are required to indemnify our customers for claims made against them that are based on our software products or services. There can be no assurance that infringement or invalidity claims related to the software products and services we provide, or arising from the incorporation by us of third-party technology, and claims for indemnification from our customers resulting from such claims, will not be asserted or prosecuted against us. Some of our competitors have, or are affiliated with companies with, substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. There can be no assurance that we would be able to obtain any such license on commercially favorable terms, or at all. If such license were not obtained, we would be required to cease these related business operations, which could negatively impact our business, revenue and operating results.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened and our revenue and operating results adversely affected. We rely primarily on confidentiality policies and procedures and contractual provisions as well as a combination of patent, copyright, trade secret and trademark laws, to protect our intellectual property. These laws, policies and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software products and services, including DataV. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us on acceptable terms, or at all. Similarly, it may not be possible to design around a blocking patent. In general, there can be no assurance that our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws will be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

We frequently license our computer source code to customers. There can be no assurance that customers with access to our source code will comply with the license terms or that we will discover any violations of the license terms or, in the event of discovery of violations, that we will be able to successfully enforce the license terms and/or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrink-wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. A significant portion of our marks include the word “BSQUARE.” Other companies use forms of “BSQUARE” in their marks alone, or in combination with other words, and we cannot prevent all such third-party uses. We license certain trademark rights to third parties. Such licensees may not abide by our compliance and quality control guidelines with respect to such trademark rights. Any of these outcomes could negatively impact our brand, dilute its recognition in the marketplace, or confuse potential customers, all of which could harm our business.

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

Software and hardware components as complex as those needed for dedicated purpose intelligent systems frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products, our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly complex and comprehensive products and services, particularly those focused on IIoT hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of such third-party manufacturers and suppliers to correct, identify and prevent manufacturing errors or defects. Errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively impact our business and operating results.

If we are unable to license key software from third parties, our business could be harmed.

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis (e.g. Microsoft Windows Embedded and Mobile operating systems under our ODAs with Microsoft). If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be unable to continue to generate revenue from our reseller relationships or, with respect to our proprietary software and engineering services offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.

Governance-Related Risk Factors

It might be difficult for a third party to acquire us even if doing so would be beneficial to our shareholders.

Certain provisions of our articles of incorporation, bylaws and Washington law may discourage, delay or prevent a change in the control of us or a change in our management, even if doing so would be beneficial to our shareholders. Our Board of Directors has the authority under our articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily with terms calculated to delay or prevent a change in control of our company or make removal of our management more difficult. In addition, our Board of Directors is divided into three classes. The directors in each class serve for three-year terms, one class being elected each year by our shareholders. This system of electing and removing directors may discourage a third party from making a tender offer or otherwise attempting to obtain control of our company because it generally makes it more difficult for shareholders to replace a majority of our directors. In addition, Chapter 19 of the Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with a defined “acquiring person” for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s Board of Directors prior to the time of acquisition. This provision may have the effect of delaying, deterring or preventing a change in control of our company. The existence of these anti-takeover provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

International Operations-Related Risk Factors

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated 6% of our total revenue in 2017 and 5% in 2016. We currently have sizable operations outside of North America in Taiwan and the United Kingdom (“U.K.”). Our international activities and operations expose us to a number of risks, including the following:

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

•

In addition, on June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Because of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, which could adversely impact our operations and business in both the U.K. and the E.U.

These risks could have a material adverse effect on the financial and managerial resources required to operate our foreign offices, as well as on our future international revenue, which could negatively impact our business and operating results.

As our customers seek more cost-effective locations to develop and manufacture their products, particularly overseas locations, our ability to continue to sell our software products and services to these customers could be adversely affected, which could negatively impact our revenue and operating results.

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell our software and services to these customers. As an example, under our ODAs with Microsoft, we are currently only able to sell Microsoft Windows Embedded operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, the E.U. and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas to locations in which our business may be limited, we may be less able to remain competitive, which could negatively impact our revenue and operating results.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2017, our corporate headquarters were located in 24,061 square feet of leased space in a single location in Bellevue, Washington. The lease term ends in May 2020.

In North America, we also lease office space in Boston, Massachusetts and Akron, Ohio. We lease office space overseas in Tokyo, Japan; Taipei, Taiwan; and Trowbridge, England, U.K. Our facilities have sufficient capacity to support our current operational needs as well as short-term growth plans.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$6.23	$4.75
Second Quarter	$5.65	$4.80
Third Quarter	$5.75	$4.50
Fourth Quarter	$5.35	$4.40
Year Ended December 31, 2016
First Quarter	$6.23	$4.70
Second Quarter	$6.31	$4.99
Third Quarter	$5.69	$4.30
Fourth Quarter	$6.10	$3.85

Holders

As of January 31, 2018, there were 116 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

Overview

Since our inception, our business has largely been focused on providing software solutions (historically, including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Industrial Internet of Things (“IIoT”) market, by interconnecting of uniquely identifiable devices, extracting data from those devices and applying advanced analytics and machine learning to the data in order to derive meaningful and actionable insights. While IIoT is a relatively new market, we believe the work we have engaged in since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IIoT. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataV™. Our DataV solution includes software products, applications and services that are designed to turn raw IIoT device data into meaningful and actionable data for our customers.

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings comprised software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV. During 2017 we began selling data analytics services and DataV application pilots to major industrial customers primarily in the transportation, oil and gas and manufacturing vertical markets and signed four pilots in the first six months of 2017 and another fifteen pilots in the second half of 2017, the majority of which are still ongoing.

We believe that DataV presents high growth opportunities in a large, expanding addressable market, at substantially higher gross margins as compared to our traditional business. Developing, selling and implementing DataV has become our primary focus, as approximately 65% of our non-administrative employees are now working solely on DataV, representing a transition away from dependence on resale software and professional engineering services toward increased reliance on our own proprietary software and related systems integration services. We intend to continue to run our legacy software resale business to maximize cash flow for the foreseeable future. Our legacy professional engineering services business is now managed as a part of our overall services business, which increasingly serves DataV customers and prospects.

Critical Accounting Judgments

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Third-party software

We sell third-party software licenses based upon a customer purchase order, shipping a certificate of authenticity (“COA”) to satisfy this single performance obligation. These shipments are also subject to limited return rights; historically, returns have averaged less than one-quarter of one percent. We recognize revenue from third-party products at the time of shipment when the customer accepts control of the COA.

Proprietary software

We sell our proprietary software products to customers under a contract or by purchase order. Our DataV software contracts generally include professional services, a perpetual or term license and support and maintenance. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Contracts that include software customization may result in the combination of the customization services with the software license as one distinct performance obligation. The transaction price is generally in the form of a fixed fee at contract inception. Certain DataV contracts also include variable consideration in the form of royalties earned when customers meet contractual volume thresholds. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. We then look to how control transfers to the customer in order to determine the timing of revenue recognition. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize revenue from support and maintenance performance obligations over the service delivery period. We recognize revenue from royalties in the period of usage.

Our non-DataV software products generally do not include customization or modification services and are sold in the form of term licenses. These software licenses represent only one distinct performance obligation. Revenue is recognized when the software is delivered to the customer.

There are two items involving revenue recognition on DataV software contracts that require us to make more difficult and subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated standalone selling price of each performance obligation. In instances where our DataV contracts include significant customization or modification services, the customization and modification services are generally combined with the software license and recorded as one distinct performance obligation. We estimate the standalone selling price of each performance obligation based on either a cost-plus-margin approach or an adjusted market assessment approach. In instances where we have observable selling prices for professional services and support and maintenance, we may apply the residual approach to estimate the standalone selling price of software licenses.

Professional engineering services

We enter into contracts for professional engineering services that include software development and customization. We identify each performance obligation in our professional engineering services contracts at contract inception. The contracts generally include project deliverables specified by each customer. The performance obligations in the contracts are generally combined into one deliverable. The contract pricing is either at stated billing rates per service hour and material costs or at a fixed amount. Services provided under professional engineering contracts generally result in the transfer of control of the applicable deliverable over time. We recognize revenue on service contracts based on time and materials as we have the right to invoice. We recognize revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. Certain professional engineering contracts include substantive customer acceptance provisions, in which case, we recognize revenue upon customer acceptance.

The determination of the total labor hours expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known. In certain situations, when it is impractical for us to reasonably measure the outcome of a performance obligation, and where we anticipate that we will not incur a loss, an adjusted cost-based input method is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted.

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. These estimates factor in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including our Chief Executive Officer if significant. This approval process takes into consideration several factors, including the complexity of engineering required. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. As of December 31, 2017, we were delivering professional engineering services under three fixed-price service contracts. The estimated remaining labor hours and costs to complete these contracts represent management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, we record the revisions to our calculations in the period the changes are noted. For illustrative purposes only, if we were 10% under in our estimate of remaining labor hours and costs on the fixed-bid contracts active on December 31, 2017, our revenue could have been overstated by approximately $36,000 for 2017.

Intangible assets and goodwill

We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets consist of customer relationships arising from business acquisitions. We periodically assess the value of our intangible assets. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining useful life, we reduce the net carrying value of the related intangible asset to fair value.

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

Any such impairment charges could be significant and could have a material adverse effect on our reported financial results.

Stock-based compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the stock award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Restricted stock units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant as determined based on the number of shares granted and the quoted price of our common stock on the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We recognize share-based award forfeitures as they occur rather than at vest date.

Incentive compensation

We make certain estimates, judgments and assumptions regarding the likelihood of attainment, and the level thereof, of bonuses payable under our annual incentive compensation programs. We accrue bonuses and recognize the resulting expense when the bonus is judged reasonably likely to be earned as of year-end and is estimable. The amount accrued, and expense recognized, is the estimated portion of the bonus earned on a year-to-date basis less any amounts previously accrued. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration our year-to-date actual results and expected results for the remainder of the year. Because we consider estimated future results in assessing the likelihood of attainment, significant judgment is required. If actual results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over- or under-estimated.

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

	Year Ended December 31,
(In thousands, except percentages)	2017	2016	$ Change	% Change
Revenue	$80,811	$97,441	$(16,630)	(17)%
Cost of revenue	62,689	81,621	(18,932)	(23)%
Gross profit	18,122	15,820	2,302	15%
Operating expenses	27,543	16,978	10,565	62%
Loss from operations	(9,421)	(1,158)	(8,263)	714%
Other income, net	214	247	(33)	(13)%
Loss before income taxes	(9,207)	(911)	(8,296)	911%
Income tax benefit (expense)	149	(141)	290	(206)%
Net loss	$(9,058)	$(1,052)	$(8,006)	761%

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of professional engineering services. Total revenue decreased in 2017 compared to 2016, primarily due to lower sales of Microsoft Windows Embedded and Mobile operating systems and lower professional engineering service revenue, predominantly in North America. This decrease was partially offset by recognition of approximately $3.8 million in DataV revenue in 2017.

One customer, Honeywell International Inc., accounted for 15% and 14% of total revenue in 2017 and 2016, respectively. No other customers accounted for 10% or more of total revenue in those periods.

Additional revenue details were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2017	2016	$ Change	% Change
Revenue:
Third-party software	$65,755	$80,231	$(14,476)	(18)%
Proprietary software	4,646	1,939	2,707	140%
Professional engineering service revenue	10,410	15,271	(4,861)	(32)%
Total revenue	$80,811	$97,441	$(16,630)	(17)%
As a percentage of total revenue:
Third-party software revenue	81%	82%
Proprietary software revenue	6%	2%
Professional engineering service revenue	13%	16%

Revenue

Total revenue consists of sales of third-party software and revenue realized from sales of our own proprietary software products, which include software license sales and support and maintenance revenue, and professional engineering services that support proprietary DataV software customers and legacy service customers.

Third-party software revenue decreased in 2017 compared to 2016, primarily due to lower sales of Microsoft Windows Embedded operating systems, a portion of which is attributable to higher levels of buying activity late in 2016 as customers anticipated higher pricing following the cessation of Microsoft’s volume purchase discount programs on December 31, 2016. Sales of Microsoft operating systems represented approximately 80% and 81% of our total revenue and 54% and 74% of our total gross profit for 2017 and 2016, respectively.

Proprietary software revenue increased in 2017 compared to 2016, primarily due to approximately $3.0 million in DataV software revenue recognized in 2017, the vast majority of which was recognized in the first quarter of 2017 when we delivered and received customer acceptance on a DataV software license. We expect that revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods. We anticipate that our DataV revenue will grow over time, but that other proprietary software product sales will decline over time as they approach the end of their respective life cycles.

Professional engineering service revenue decreased in 2017 compared to 2016, due to declines in service revenue generated in North America, Asia and Europe with the completion in 2016 and early 2017 of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. Our largest professional engineering customers in 2017 were Coca-Cola and Google. We expect that professional engineering service revenue will grow over time as we continue our strategic focus on DataV; we will continue to serve our legacy services customers as long as our contracts are profitable and such revenue will continue to vary in timing and amounts.

As we started to conclude those existing customer projects in 2016 and began to align our organizational structure with our increasing focus on DataV, our board of directors approved a restructuring plan in July 2016 that included a workforce reduction in our professional engineering service group. We incurred pre-tax restructuring charges of approximately $1.0 million in 2016, the vast majority of which was included in cost of service revenue. The staff reductions from this restructuring were completed in the fourth quarter of 2016. See also Professional engineering service gross profit and gross margin discussion below.

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

Gross profit and gross margin were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2017	2016	$ Change	% Change (1)
Third-party software gross profit	$10,594	$12,378	$(1,784)	(14)%
Third-party software gross margin	16%	15%	-	1%
Proprietary software gross profit	$4,483	$1,610	$2,873	178%
Proprietary software gross margin	96%	83%	-	13%
Professional engineering service gross profit	$3,045	$1,832	$1,213	66%
Professional engineering service gross margin	29%	12%	-	17%
Total gross profit	$18,122	$15,820	$2,302	15%
Total gross margin	22%	16%	-	6%
(1) For gross margin, amounts represent percentage point change.

Gross profit and gross margin

Third-party software gross profit declined in 2017 compared to 2016, with lower levels of third-party software sales, but gross margins increased. We experienced increased competition in a number of larger third-party software accounts during 2017 as price protections under Microsoft volume pricing agreements came to an end in 2016; revenues lost in these accounts were more heavily weighted to lower margin customers, enabling slightly improved gross margins in 2017. Gross profit on third-party software was positively impacted by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recorded $499,000 and $345,000 of rebates in 2017 and 2016, respectively, which were accounted for as reductions in cost of revenue. Additionally, we recorded $0.7 million and $1.1 million in rebates in 2017 and 2016, respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $411,000 in outstanding rebates for which we qualified as of December 31, 2017. If qualified program expenditures are made, these will be accounted for as reductions in marketing expense in the period in which such expenditures are made.

Proprietary software gross profit and gross margin increased in 2017 compared to 2016, due primarily to the recognition of approximately $3.0 million in DataV software revenue recognized in 2017, the vast majority of which was recognized in the first quarter of 2017 when we delivered and received customer acceptance on a DataV software license sold to PACCAR. We anticipate that software gross profit and gross margin will continue to fluctuate in future periods due to the timing of DataV software revenue recognition.

Professional engineering service gross profit and gross margin increased in 2017 compared to 2016, resulting from higher utilization of professional engineering personnel in 2017. In addition, we incurred approximately $1.0 million in restructuring costs in 2016. This restructuring was completed in the fourth quarter of 2016.

Operating expenses

Operating expenses were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2017	2016	$ Change	% Change
Operating expenses:
Selling, general and administrative	$20,982	$14,119	$6,863	49%
Research and development	6,561	2,859	3,702	129%
Total operating expenses	$27,543	$16,978	$10,565	62%
As a percentage of total revenue:
Selling, general and administrative	26%	14%
Research and development	8%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased in 2017 compared to 2016, due to higher spending for the hiring of sales and customer support personnel and new marketing programs to support the scaling and launch of our DataV products, and other increased general and administrative spending.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased in 2017 compared to 2016, due to higher spending for continued development of our DataV product line.

Other income and loss

Other income and loss consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. The decrease in 2017 compared to 2016 was primarily due to business tax refunds in 2016 and foreign exchange rate fluctuations, partially offset by higher interest income resulting from higher prevailing interest rates.

Income taxes

Income tax benefit for 2017 related to discrete items (including U.K. stock compensation tax benefits, a U.K. net operating loss carryback, an international tax reserve release and a refund of U.S. alternative minimum tax as a result of an amended return), partially offset by Japan tax expense. Income tax expense for 2016 related to U.S. alternative minimum tax, U.K. tax expense and a discrete increase in the Japan valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2017, we had $24.8 million of cash, cash equivalents and investments, compared to $33.2 million at December 31, 2016, reflecting a net use of approximately $8.4 million in cash, cash equivalents and investments. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at December 31, 2017 had minimal default risk and short-term maturities.

Operating activities used cash of approximately $8.2 million in 2017, which included a net loss of $9.1 million, non-cash adjustments of $2.4 million, and a working capital usage of approximately $1.5 million. Operating activities provided cash of approximately $2.6 million in 2016, which included net loss of approximately $1.1 million, non-cash adjustments of approximately $1.8 million, and a working capital contribution of approximately $1.8 million.

Investing activities provided cash of approximately $6.5 million in 2017, primarily due to net cash inflows on short-term investments of $7.0 million offset by capital expenditures of $0.4 million. Investing activities used cash of approximately $5.8 million in 2016, primarily due to net cash outflows on short-term investments of $5.6 million and capital expenditures of $0.4 million.

Financing activities provided cash of approximately $0.2 million in 2017 and $1.1 million in 2016 resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Contractual commitments

Operating lease commitments were as follows as of December 31, 2017 (in thousands):

2018	$1,173
2019	1,038
2020	437
Total	$2,648

Recently Issued Accounting Standards

See Note 1 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2017 due to the adoption of Accounting Standards Update (ASU) 2014-09 – Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Seattle, Washington

February 22, 2018

We have served as the Company’s auditor since 2006.

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,859	$14,312
Short-term investments	11,895	18,888
Accounts receivable, net of allowance for doubtful accounts of $50 at December 31, 2017 and $50 at December 31, 2016	18,014	21,579
Prepaid expenses and other current assets	548	878
Contract assets	937	—
Total current assets	44,253	55,657
Equipment, furniture and leasehold improvements, net	989	1,089
Deferred tax assets	—	7
Intangible assets, net	365	464
Goodwill	3,738	3,738
Other non-current assets including contract assets	89	53
Total assets	$49,434	$61,008
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$10,547	$14,831
Accounts payable	375	283
Accrued compensation	2,266	2,008
Other accrued expenses	681	714
Deferred rent, current portion	339	321
Deferred revenue	3,219	2,064
Total current liabilities	17,427	20,221
Deferred tax liability	—	23
Deferred rent	516	854
Deferred revenue	61	1,798
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,664,489 issued and outstanding at December 31, 2017 and 12,532,348 issued and outstanding at December 31, 2016	137,622	135,660
Accumulated other comprehensive loss	(916)	(941)
Accumulated deficit	(105,276)	(96,607)
Total shareholders' equity	31,430	38,112
Total liabilities and shareholders' equity	$49,434	$61,008

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenue:
Third-party software	$65,755	$80,231
Proprietary software	4,646	1,939
Professional engineering service	10,410	15,271
Total revenue	80,811	97,441
Cost of revenue:
Third-party software	55,161	67,853
Proprietary software	163	329
Professional engineering service	7,365	13,439
Total cost of revenue	62,689	81,621
Gross profit	18,122	15,820
Operating expenses:
Selling, general and administrative	20,982	14,119
Research and development	6,561	2,859
Total operating expenses	27,543	16,978
Loss from operations	(9,421)	(1,158)
Other income, net	214	247
Loss before income taxes	(9,207)	(911)
Income tax benefit (expense)	149	(141)
Net loss	$(9,058)	$(1,052)
Basic loss per share	$(0.72)	$(0.09)
Diluted loss per share	$(0.72)	$(0.09)
Shares used in per share calculations:
Basic	12,594	12,260
Diluted	12,594	12,260
Comprehensive loss:
Net loss	$(9,058)	$(1,052)
Other comprehensive income (loss):
Foreign currency translation, net of tax	25	(79)
Unrealized gain on investments, net of tax	—	7
Total other comprehensive income (loss)	25	(72)
Comprehensive loss	$(9,033)	$(1,124)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2015	-	$-	12,092,598	$133,331	$(869)	$(95,555)	$36,907
Exercise of stock options	-	-	371,845	1,082	-	-	1,082
Share-based compensation, including issuance of restricted stock	-	-	67,905	1,247	-	-	1,247
Net loss	-	-	-	-	-	(1,052)	(1,052)
Foreign currency translation adjustment, net of tax	-	-	-	-	(79)	-	(79)
Unrealized gain on investments, net of tax	-	-	-	-	7	-	7
Balance as of December 31, 2016	-	-	12,532,348	135,660	(941)	(96,607)	38,112
Cumulative effect of accounting changes	-	-	-	-	15	389	404
Exercise of stock options	-	-	54,692	174	-	-	174
Share-based compensation, including issuance of restricted stock	-	-	77,449	1,757	-	-	1,757
Net loss	-	-	-	-	-	(9,058)	(9,058)
Foreign currency translation adjustment, net of tax	-	-	-	31	10	-	41
Balance as of December 31, 2017	-	$-	12,664,489	$137,622	$(916)	$(105,276)	$31,430

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,058)	$(1,052)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	634	598
Stock-based compensation	1,757	1,247
Deferred income taxes	(16)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,814	(2,570)
Prepaid expenses and other assets	331	(235)
Contract assets, current	149	—
Third-party software fees payable	(4,284)	3,042
Accounts payable and accrued expenses	317	(850)
Deferred revenue	(547)	2,727
Deferred rent	(320)	(300)
Net cash provided (used) by operating activities	(8,223)	2,607
Cash flows from investing activities:
Purchases of equipment and furniture	(439)	(390)
Proceeds from maturities of short-term investments	33,532	24,950
Purchases of short-term investments	(26,544)	(30,566)
Reduction of restricted cash equivalents	—	250
Net cash provided (used) by investing activities	6,549	(5,756)
Cash flows from financing activities—proceeds from exercise of stock options	202	1,110
Effect of exchange rates on cash	19	(92)
Net decrease in cash and cash equivalents	(1,453)	(2,131)
Cash and cash equivalents, beginning of year	14,312	16,443
Cash and cash equivalents, end of year	$12,859	$14,312
Supplemental cash flow information:
Cash paid for income taxes	$256	$194

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of business

BSQUARE Corporation (“BSQUARE”) was incorporated in Washington State in July 1994. Since our inception, our business has largely been focused on providing software solutions (historically, including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Industrial Internet of Things (“IIoT”) market, by interconnecting of uniquely identifiable devices, extracting data from those devices and applying advanced analytics and machine learning to the data in order to derive meaningful and actionable insights. While IIoT is a relatively new market, we believe the work we have engaged in since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IIoT. These software development efforts have driven a new business initiative for BSQUARE, which we refer to as DataV™. Our DataV solution includes software products, applications and services that are designed to turn raw IIoT device data into meaningful and actionable data for our customers.

Basis of consolidation

The consolidated financial statements include the accounts of BSQUARE and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Recently adopted accounting standards

In March 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for stock-based compensation by issuing Accounting Standards Update (“ASU”) 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The changes in the new standard eliminated the requirements that excess tax benefits be recognized in additional paid-in capital and tax deficiencies be recognized either in the income tax provision or in additional paid-in capital, in addition to changing the accounting for forfeitures and presentation changes for cash flows. We adopted the amendments in the first quarter of 2017.

ASU 2016-09 requires that certain amendments be applied using a modified retrospective transition method by means of a cumulative effect adjustment to retained earnings as of the beginning of 2017. We made an entity-wide accounting policy election to recognize share-based award forfeitures as they occur rather than at vest date, which did not have a material impact on our consolidated financial statements. There was no change to retained earnings with respect to unrecognized excess tax benefits as this was not applicable to us. We have elected to present any excess tax benefits for share-based payments in operating activities rather than in financing activities on the cash flow statement on a prospective transition method, and no prior periods have been adjusted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted effective for annual and interim reporting periods beginning after December 15, 2016. We elected to early adopt Topic 606, effective January 1, 2017, using the modified retrospective transition method. As a result of this adoption, we recognized a cumulative effect adjustment to retained earnings at the beginning of 2017. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See further discussion in Note 2 “Revenue Recognition.”

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of stock-based awards and the fair values of acquired assets and liabilities, among other estimates. Actual results may differ from these estimates.

Income (loss) per share

We compute basic per share amounts using the weighted average number of common shares outstanding during the period and exclude any dilutive effects of common stock equivalent shares, such as options and restricted stock units (“RSUs”). We consider RSUs as outstanding and include them in the computation of basic income or loss per share only when vested. We compute diluted per share amounts using the weighted average number of common shares outstanding plus common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive. Unvested but outstanding RSUs are included in the diluted per share calculation. In a period where we are in a net loss position, the diluted loss per share is computed using the basic share count.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted per share amounts (in thousands):

	Year Ended December 31,
	2017	2016
Weighted average common shares outstanding, basic	12,594	12,260
Dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	12,594	12,260

Common stock equivalent shares of approximately 1,227,000 and 691,000 were excluded from the computation of diluted per share amounts for the years ended December 31, 2017 and 2016, respectively, because their effect was anti-dilutive.

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

Short-term investments consist entirely of marketable securities, which are all classified as available-for-sale securities and are recorded at their estimated fair value. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities less than 12 months as short-term investments. We carry these securities at fair value and report the unrealized gains and losses, net of taxes, as a component of shareholders’ equity, except for unrealized losses determined to be other than temporary, which are recorded in other expense.

Restricted cash

We had a restricted cash equivalents balance for funds held at a financial institution as security for an outstanding letter of credit related to our corporate headquarters lease obligation. The full balance of restricted cash equivalents was released in September 2016 when we entered into a new letter of credit agreement secured by our credit agreement with JPMorgan Chase Bank, N.A.

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

Equipment, furniture and leasehold improvements

We account for equipment, furniture and leasehold improvements at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, ranging from two to ten years. We expense maintenance and repair costs as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the consolidated statements of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, we perform an evaluation of recoverability comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Intangible assets

Intangible assets were recorded in connection with business acquisitions and are stated at estimated fair value at the time of acquisition less accumulated amortization. We amortize our acquired intangible assets using the straight-line method using lives ranging from one to ten years. We review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Goodwill

We evaluate goodwill for impairment in the fourth quarter annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by performing a qualitative assessment to determine whether the fair value of the reporting unit is more likely than not less than the carrying amount. If we determine that the fair value of the reporting unit is more likely greater than its carrying amount, we do not conduct further impairment testing. If we determine that the fair value of the reporting unit is not more likely greater than the carrying amount, we perform a quantitative two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, we then perform the second step of the impairment test to measure the amount of any impairment loss.

Third-party software fees payable

We record all fees payable and accrued liabilities related to the sale of third-party software, such as Microsoft Windows Embedded and Windows Mobile operating systems, as third-party software fees payable.

Research and development

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs would be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this would be reached after all high-risk development issues have been resolved through coding and testing and would occur shortly before the product is released. Amortization of costs incurred after this point would be included in cost of revenue over the estimated life of the products. As of December 31, 2017 and 2016, we had not recorded any such capitalized costs.

Advertising costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $388,000 and $45,000 in 2017 and 2016, respectively.

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures of stock-based awards based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options are estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Comprehensive loss

Comprehensive loss refers to net loss and other revenue, expenses, gains and losses that, under generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from the calculation of net loss.

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

We apply judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2017, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

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

Foreign currency

The functional currency of foreign subsidiaries is their local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included in other comprehensive loss and accumulated other comprehensive loss, a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

Revenue recognition

The following is a description of principal activities from which we generate revenue. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

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

Proprietary software

We sell our proprietary software products to customers under a contract or by purchase order. Our DataV software contracts generally include professional services, a perpetual or term license and support and maintenance. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Contracts that include software customization may result in the combination of the customization services with the software license as one distinct performance obligation. The transaction price is generally in the form of a fixed fee at contract inception. Certain DataV contracts also include variable consideration in the form of royalties earned when customers meet contractual volume thresholds. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. We then look to how control transfers to the customer in order to determine the timing of revenue recognition. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize revenue from support and maintenance performance obligations over the service delivery period. We recognize revenue from royalties in the period of usage.

Our non-DataV software products generally do not include customization or modification services and are sold in the form of term licenses. These software licenses represent only one distinct performance obligation. Revenue is recognized when the software is delivered to the customer.

There are two items involving revenue recognition on DataV software contracts that require us to make more difficult and subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated standalone selling price of each performance obligation. In instances where our DataV contracts include significant customization or modification services, the customization and modification services are generally combined with the software license and recorded as one distinct performance obligation. We estimate the standalone selling price of each performance obligation based on either a cost-plus-margin approach or an adjusted market assessment approach. In instances where we have observable selling prices for professional services and support and maintenance, we may apply the residual approach to estimate the standalone selling price of software licenses.

Professional engineering services

We enter into contracts for professional engineering services that include DataV software pilot services, software implementation and customization. We have certain legacy contracts to deliver other engineering services to customers that we will continue to serve as long as they are profitable; some of our legacy services customers may become DataV customers. To date, the majority of our DataV services contracts are fixed fee pilot programs. We identify each performance obligation in our professional engineering services contracts at contract inception. The contracts generally include project deliverables specified by each customer; for DataV services contracts, the goal of the contract is to assess customer data and demonstrate how DataV applications solve the customer’s business use case, with success resulting in a DataV software license. The performance obligations for both DataV and other service contracts are generally combined into one deliverable. The contract pricing is either at stated billing rates per service hour and material costs or at a fixed amount. Services provided under the majority of our legacy non-DataV professional engineering contracts generally result in the transfer of control of the applicable deliverable over time. For most legacy service contracts, we recognize revenue on service contracts based on time and materials as we have the right to invoice. We recognize revenue on fixed fee contracts on the proportion of labor hours expended (under ASC 606, the ‘input method’) to the total hours expected to complete the contract performance obligation. Certain professional engineering contracts include substantive customer acceptance provisions, in which case we recognize revenue upon customer acceptance. For most DataV pilot service contracts we recognize revenue upon completion of the pilot.

For contracts that require the input method for revenue recognition, the determination of the total labor hours expected to complete the performance obligations on fixed fee contracts involves significant judgment. We incorporate revisions to hour and cost estimates when the causal facts become known. In certain situations, when it is impractical for us to reasonably measure the outcome of a performance obligation, and where we anticipate that we will not incur a loss, an adjusted cost-based input method is used for revenue recognition. Equal amounts of revenue and cost are recognized during the contract period, and profit is recognized when the project is completed and accepted.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” simplifying how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test described above. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

2.	Revenue Recognition

On January 1, 2017, we adopted Topic 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period results are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase to opening equity of $404,000 as of January 1, 2017 due to the cumulative impact of adopting Topic 606. The impact to revenue for the year ended December 31, 2017 was an increase of $1.9 million as a result of adopting Topic 606.

The adoption of Topic 606 did not have a significant impact on our third-party software or professional engineering service revenue; however, it did have a significant impact on our proprietary DataV software products and services revenue. We executed our first two DataV contracts in the fourth quarter of 2016. Our current DataV contracts include customization, software license and support and maintenance performance obligations. Under the accounting standards in effect in the prior period, revenue from our

DataV software contracts was recognized under a zero-profit model whereby revenue was recognized up to the amount of costs incurred. The profit margin was deferred and recognized ratably over the service and maintenance period after delivery and acceptance of the software product. Under Topic 606, revenue is recognized on our DataV contracts when the customization services essential to provide the derived benefit of the software to the customer are completed and control of the product is transferred to the customer as evidenced by customer acceptance.

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Year Ended December 31, 2017
	Third-Party Software	Proprietary Software	Total Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$63,430	$3,950	$67,380	$8,682	$76,062
Europe	1,914	-	1,914	1,191	3,105
Asia	411	696	1,107	537	1,644
Total	$65,755	$4,646	$70,401	$10,410	$80,811

Major products/services lines:
Third-party software	$65,755	$-	$65,755	$-	$65,755
Proprietary software	-	4,646	4,646	-	4,646
Professional engineering services	-	-	-	10,410	10,410
Total	$65,755	$4,646	$70,401	$10,410	$80,811

Timing of revenue recognition:
Transferred at a point in time	$65,608	$3,696	$69,304	$861	$70,165
Transferred over time	147	950	1,097	9,549	10,646
Total	$65,755	$4,646	$70,401	$10,410	$80,811

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

December 31, 2017
Receivables	$18,014
Short-term contract assets	937
Long-term contract assets	30
Short-term contract liabilities (deferred revenue)	3,219
Long-term contract liabilities (deferred revenue)	61

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced and deferred contract acquisition costs, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period.

Significant changes in contract assets and liabilities balances were as follows (in thousands):

	December 31, 2017
	Contract Assets	Contract Liabilities (1)
Revenue recognized that was included in the contract liability at beginning of the period	$-	$3,068
Transferred to receivables from contract assets recognized at beginning of the period	$780	$-
(1) Comprised of deferred revenue

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As of January 1, 2017, the date we adopted Topic 606, we capitalized $292,000 in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. For contracts with lives exceeding one year, as is more common with our DataV software bookings, we record these costs in proportion to each completed contract performance obligation. During the year ended December 31, 2017, the amount of amortization was $168,000, and there was no impairment loss in relation to costs capitalized. During the year ended December 31, 2017, an additional $87,000 in contract acquisition costs were capitalized.

Performance obligations

We did not recognize any revenue from performance obligations satisfied in previous periods.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2017.

	2018	2019	2020	2021
Third-party software	$110	$36	$-	$-
Proprietary software	2,655	1,133	820	114
Professional engineering services	760	-	-	-

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

In accordance with Topic 606, the disclosure of the impact of adoption to our consolidated statements of operations was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2017
	As reported	Balances without adoption of Topic 606	Effect of change - higher (lower)
Revenue:
Third-party software	$65,755	$65,755	$—
Proprietary software	4,646	2,964	1,682
Professional engineering service	10,410	10,198	212
Total revenue	80,811	78,917	1,894
Cost of revenue:
Third-party software	55,161	55,161	—
Proprietary software	163	163	—
Professional engineering service	7,365	7,277	88
Total cost of revenue	62,689	62,601	88
Gross profit	18,122	16,316	1,806
Operating expenses:
Selling, general and administrative	20,982	20,909	73
Research and development	6,561	6,561	—
Total operating expenses	27,543	27,470	73
Loss from operations	(9,421)	(11,154)	1,733
Other income, net	214	214	—
Loss before income taxes	(9,207)	(10,940)	1,733
Income tax benefit	149	149	—
Net loss	$(9,058)	$(10,791)	$1,733
Basic loss per share	$(0.72)	$(0.86)	$0.14
Diluted loss per share	$(0.72)	$(0.86)	$0.14

In accordance with Topic 606, the disclosure of the impact of adoption to our consolidated balance sheet was as follows (in thousands):

	December 31, 2017
	As reported	Balances without adoption of Topic 606	Effect of change - higher (lower)
Assets:
Contract assets	$937	$753	$184
Other noncurrent assets	89	59	30
Liabilities:
Deferred revenue - current	3,219	4,243	(1,024)
Deferred revenue - noncurrent	61	556	(495)
Shareholders' Equity:
Accumulated deficit	(105,276)	(107,009)	1,733
3.	Cash and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	December 31,
	2017	2016
Cash	$6,340	$11,016
Cash equivalents (see detail in Note 4)	6,519	3,296
Total cash and cash equivalents	12,859	14,312
Short-term investments (see detail in Note 4)	11,895	18,888
Total cash, cash equivalents, and short-term investments	$24,754	$33,200

4.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,274	$-	$2,274
Corporate commercial paper	-	3,245	3,245
Corporate debt	-	1,000	1,000
Total cash equivalents	2,274	4,245	6,519
Short-term investments:
Corporate commercial paper	-	5,480	5,480
Corporate debt	-	6,415	6,415
Total short-term investments	-	11,895	11,895
Total assets measured at fair value	$2,274	$16,140	$18,414

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$2,796	$-	$2,796
Corporate commercial paper	-	500	500
Corporate debt	-	-	-
Total cash equivalents	2,796	500	3,296
Short-term investments:
Corporate commercial paper	-	11,465	11,465
Corporate debt	-	7,423	7,423
Total short-term investments	-	18,888	18,888
Total assets measured at fair value	$2,796	$19,388	$22,184

As of December 31, 2017 and 2016, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consisted of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and software	$1,819	$2,929
Office furniture and equipment	321	357
Leasehold improvements	1,189	1,192
Total	3,329	4,478
Less: accumulated depreciation and amortization	(2,340)	(3,389)
Equipment, furniture and leasehold improvements, net	$989	$1,089

Depreciation and amortization expense related to these assets was $536,000 and $468,000 in 2017 and 2016, respectively.

6.	Goodwill and Intangible Assets

Goodwill was recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering service reporting unit. There were no changes in the carrying amount of goodwill in 2017 and 2016.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011 and were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Customer relationships:
Balance as of December 31, 2017	$1,275	$(910)	$365
Balance as of December 31, 2016	$1,275	$(811)	$464

Amortization expense was $98,000 and $130,000 for 2017 and 2016, respectively. Amortization expense in future periods is expected to be as follows (in thousands):

2018	$98
2019	98
2020	98
2021	71
Total	$365

7.	Other Income and Loss

Other income and loss consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Interest income	$238	$137
Other income (loss)	(24)	110
Total	$214	$247

8.	Income Taxes

Pre-tax loss consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
U.S.	$(8,885)	$(580)
Foreign	(322)	(331)
Total	$(9,207)	$(911)

Income tax benefit (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Current taxes:
Federal	$(79)	$(24)
State and local	(1)	38
Foreign	(42)	41
Current taxes	(122)	55
Deferred taxes:
Federal	-	-
State and local	-	-
Foreign	(27)	86
Deferred taxes	(27)	86
Total	$(149)	$141

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Depreciation and amortization	$238	$365
Accrued expenses and reserves	148	345
Deferred revenue	508	66
Net operating loss carryforwards	14,561	20,448
Research and development credit carryforwards	3,037	2,740
Stock-based compensation	940	840
Other	10	91
Gross deferred tax assets	19,442	24,895
Less: valuation allowance	(19,442)	(24,911)
Net deferred tax assets (liability)	$-	$(16)

Net deferred tax assets and liabilities were recorded as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets, non-current	$-	$7
Deferred tax liability, non-current	-	(23)
Net deferred tax assets (liability)	$-	$(16)

The Tax Cuts and Jobs Act was enacted on December 22, 2017 (the “Tax Act”) and introduces significant changes to U.S. income tax law. Our accounting for the elements of the Tax Act that were effective for 2017 is complete and its impact is reflected in our 2017 consolidated financial statements.

The Tax Act reduces the US federal corporate tax rate from 35% in 2017 to 21% beginning in 2018. The anticipated impact of the Tax Act for us is an $8.9 million reduction in our net deferred tax assets to reflect the new statutory rate. The rate adjustment to the deferred tax assets, a discrete item for the quarter, was fully offset by a decrease in the valuation allowance so there is no rate impact to us.

Effective in 2018, companies may be subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. We are electing to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, and therefore there was no impact to our deferred tax rate in 2017.

As of December 31, 2017, our deferred tax assets were primarily the result of U.S. net operating loss, research and development credit carryforwards and stock-based compensation expense. We have applied a full valuation allowance against the U.S. deferred tax assets in the U.S. and foreign jurisdictions.

We use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2017, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

The provision for income taxes differed from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as follows (in thousands, except percentages):

	Year Ended December 31,
	2017		2016
U.S. Federal tax benefit at statutory rates	$(3,130)	34.0%	$(310)	34.0%
Impact of:
Tax credits	(376)	4.1%	(170)	18.6%
State income tax	(1)	0.0%	25	(2.7)%
International operations	168	(1.8)%	183	(20.1)%
Stock-based compensation	(130)	1.4%	(23)	2.6%
Valuation allowance	(5,688)	61.8%	311	(34.2)%
Expiration of state net operating loss carryforwards	-	(—)%	77	(8.5)%
Impact of tax reform	8,929	(97.0)%
Other, net	79	(0.9)%	48	(5.4)%
Tax expense (benefit) and effective tax rate	$(149)	1.6%	$141	(15.7)%

At December 31, 2017, we had approximately $61.6 million of federal and $4.4 million of state net operating loss carryforwards, which have begun to expire, including approximately $1.2 million of state losses which will expire in 2026. Of the federal net operating loss carryforwards, approximately $36.3 million will expire in 2022 and 2023. We also have approximately $3.0 million of tax credit carryforwards, which begin to expire in 2018. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code that restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2017 or 2016.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

9.	Commitments and Contingencies

Contractual commitments

Our commitments include obligations under operating leases, which expire through 2020. We have lease commitments for office space in Bellevue, Washington; Taipei, Taiwan; Trowbridge, UK; and Tokyo, Japan. We also lease office space on a month-to-month basis in Akron, Ohio, and on an annual basis in Boston, Massachusetts.

Rent expense was approximately $1.0 million in each of 2017 and 2016.

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

Operating lease commitments are as follows (in thousands):

2018	$1,173
2019	1,038
2020	437
Total	$2,648

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

Equity compensation plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and RSUs.

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016
Dividend yield	0%	0%
Expected life	6.5 years	6.5 years
Expected volatility	52%	55%
Risk-free interest rate	1.7%	1.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Cost of revenue— professional engineering service	$107	$220
Selling, general and administrative	1,414	868
Research and development	236	159
Total stock-based compensation expense	$1,757	$1,247
Per basic share	$0.14	$0.10
Per diluted share	$0.14	$0.10

Stock option activity

The following table summarizes stock option activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2015	1,778,697	$4.43	7.83
Granted	903,248	$5.24
Exercised	(371,845)	$3.17
Forfeited	(396,161)	$5.32
Expired	(67,171)	$5.91
Balance at December 31, 2016	1,846,768	$4.84	8.19
Granted	248,100	$5.18
Exercised	(54,692)	$3.66
Forfeited	(91,411)	$5.31
Expired	(36,604)	$5.83
Balance at December 31, 2017	1,912,161	$4.88	7.61	$781,735
Vested and expected to vest at December 31, 2017	1,792,667	$4.85	7.52	$781,025
Exercisable at December 31, 2017	1,065,767	$4.48	6.63	$775,767

At December 31, 2017, total compensation cost related to stock options granted but not yet recognized was approximately $1,016,877, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.50 years.

The following table summarizes certain additional information about stock options:

	Year Ended December 31,
	2017	2016
Weighted average grant-date fair value for options granted during the year	$2.62	$2.63
Vested options in-the-money	603,925	605,017
Aggregate intrinsic value of options exercised during the year	$104,512	$773,327

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted stock unit activity

The following table summarizes RSU activity:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2015	104,463	$5.97
Granted	107,370	$5.41
Vested	(76,258)	$5.81
Forfeited	(15,969)	$5.77
Unvested at December 31, 2016	119,606	$5.60
Granted	79,819	$4.98
Vested	(82,457)	$5.39
Forfeited	—	$—
Unvested at December 31, 2017	116,968	$5.33
Expected to vest after December 31, 2017	102,796	$5.33

At December 31, 2017, total compensation cost related to RSUs granted but not recognized was approximately $237,386, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.12 years.

Common stock reserved for future issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of December 31, 2017:

Stock options outstanding	1,912,161
Restricted stock units outstanding	116,968
Stock options available for future grant	1,189,256
Common stock reserved for future issuance	3,218,385

11.	Employee Benefit Plan

We have a Profit Sharing and Deferred Compensation Plan, The BSQUARE Corporation 401(k) Plan and Trust (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended. Substantially all full-time employees are eligible to participate in the Profit Sharing Plan. We typically elect to match the participants’ contributions to the Profit Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $410,000 and $321,000 in 2017 and 2016, respectively.

12.	Significant Concentrations

Significant customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) had revenue and accounts receivable as follows (in thousands, except percentages):

	Year Ended December 31,
	2017	2016
Honeywell revenue	$12,278	$13,696
As a percentage of total revenue	15%	14%
	December 31,
	2017	2016
Honeywell accounts receivable	$8,659	$7,075
As a percentage of total accounts receivable	48%	33%

No other customer accounted for 10% or more of total revenue in 2017 or 2016 or 10% or more of total accounts receivable at December 31, 2017 or 2016.

Significant supplier

We have ODAs with Microsoft which enable us to sell Microsoft Windows Embedded operating systems on a non-exclusive basis to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa, which expire on June 30, 2018. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which also expire on June 30, 2018.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time.

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules, we allocate 30% of rebates to reduce cost of sales, with the remaining 70% to offset qualified marketing expenses in the period the expenditures are incurred.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Year Ended December 31,
	2017	2016
Reductions to cost of revenue	$499	$345
Reductions to marketing expense	$658	$1,085

There was a balance of approximately $411,000 in outstanding rebate credits for which we qualified as of December 31, 2017. If qualified program expenditures are made, these will be accounted for as reductions in marketing expense in the period in which such expenditures are made.

Microsoft implemented significant pricing changes for its embedded products effective January 1, 2016, including ending its design registration pricing discounts, terminating its OVRP and changing the aggregate volume price structure and product royalties for existing embedded Windows products. In December 2015, Microsoft granted extensions for certain of the OVRPs through December 31, 2016, at which time the program ended.

13.	Credit Agreement

Line of credit

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. In September 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. We were in compliance with all such covenants as of December 31, 2017. At December 31, 2017, the required interest coverage ratio would not permit us to borrow under the Credit Agreement.

There were no amounts outstanding under the Credit Agreement as of December 31, 2017 or 2016. In September 2016, we entered into a letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available if we were eligible to borrow under the Credit Agreement has been reduced to $11.75 million.

14.	Restructuring

During the third quarter of 2016, our board of directors approved a restructuring plan that included a workforce reduction in our professional engineering service group. The workforce reduction impacted 33 personnel, comprised of both employees and consultants and representing approximately 17% of our pre-reduction headcount, and was intended to reduce expenses and to better align our organizational structure with our increasing strategic focus on our DataV software and service.

We incurred the following restructuring charges in 2016, which represented one-time cash employee termination benefit (mostly related to severance and accrued paid-time-of) and were included in the results of operations as follows (in thousands):

Year Ended December 31,
2016
Cost of revenue	$968
Selling, general and administrative	17
Total	$985

The staff reductions were completed, and related amounts were fully paid out, in the fourth quarter of 2016.

15.	Information about Operating Segments and Geographic Areas

Our chief operating decision-makers (i.e. our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have three major product lines—third-party software, proprietary software and professional engineering service--each of which we consider to be operating and reportable segments. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements. We do not produce asset information by reportable segment and it is not presented here. The following table sets forth profit and loss information about our segments (in thousands):

	Year Ended December 31,
	2017	2016
Third-party software:
Revenue	$65,755	$80,231
Cost of revenue	55,161	67,853
Gross profit	10,594	12,378
Proprietary software:
Revenue	4,646	1,939
Cost of revenue	163	329
Gross profit	4,483	1,610
Professional Engineering Service:
Revenue	10,410	15,271
Cost of revenue	7,365	13,439
Gross profit	3,045	1,832
Total gross profit	18,122	15,820
Operating expenses	27,543	16,978
Other income, net	214	247
Income tax benefit (expense)	149	(141)
Net loss	$(9,058)	$(1,052)

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2017	2016
Total revenue:
North America	$76,062	$92,299
Asia	1,644	2,024
Europe	3,105	3,118
Total revenue	$80,811	$97,441

	December 31,
	2017	2016
Long-lived assets:
North America	$991	$1,025
Asia	76	90
Europe	4,114	4,236
Total long-lived assets	$5,181	$5,351

16.	Quarterly Financial Information (Unaudited)

	Condensed Consolidated Statements of Operations
	2017
	Q1	Q2	Q3	Q4
		(in thousands, except per share data)
Revenue	$22,841	$18,848	$19,653	$19,469
Gross profit	$6,253	$3,873	$4,380	$3,616
Income (loss) from operations	$41	$(2,619)	$(2,546)	$(4,297)
Net income (loss)	$202	$(2,560)	$(2,468)	$(4,232)
Basic income (loss) per share	$0.02	$(0.20)	$(0.20)	$(0.33)
Diluted income (loss) per share	$0.02	$(0.20)	$(0.20)	$(0.33)
Shares used in per share calculations:
Basic	12,550	12,577	12,607	12,640
Diluted	12,848	12,577	12,607	12,640

	2016
	Q1	Q2	Q3	Q4
		(in thousands, except per share data)
Revenue	$25,439	$22,738	$22,467	$26,797
Gross profit	$4,296	$3,893	$3,677	$3,954
Income (loss) from operations	$649	$(85)	$(415)	$(1,307)
Net income (loss)	$500	$(185)	$(106)	$(1,261)
Basic income (loss) per share	$0.04	$(0.02)	$(0.01)	$(0.10)
Diluted income (loss) per share	$0.04	$(0.02)	$(0.01)	$(0.10)
Shares used in per share calculations:
Basic	12,102	12,152	12,310	12,473
Diluted	12,531	12,152	12,310	12,473

	Condensed Consolidated Balance Sheets
	2017
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents and short-term investments	$30,984	$27,296	$26,758	$24,754
Total current assets	$49,092	$47,077	$45,021	$44,253
Total assets	$54,403	$52,395	$50,247	$49,434
Total current liabilities	$14,310	$14,445	$14,351	$17,427
Total shareholders' equity	$39,206	$37,099	$35,238	$31,430

	2016
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents and short-term investments	$27,626	$26,898	$31,577	$33,200
Total current assets	$49,683	$47,059	$51,844	$55,657
Total assets	$55,389	$52,680	$57,355	$61,008
Total current liabilities	$16,322	$13,407	$15,502	$20,221
Total shareholders' equity	$37,873	$38,166	$38,790	$38,112

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item regarding our directors and executive officers and will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the captions “Nominees and Continuing Directors” and “Executive Officers,” and such information is incorporated herein by this reference.

The information required by this Item regarding compliance by our directors, executive officers and holders of ten percent of a registered class of our equity securities with Section 16(a) of the Securities Exchange Act of 1934 will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by this reference.

The remaining information required by this Item will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the caption “Corporate Governance,” and such information is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the captions “Corporate Governance” and “Executive Officer Compensation,” and such information is incorporated herein by this reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding equity compensation plan information will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the caption “Equity Compensation Plan Information,” and such information is incorporated herein by this reference.

The information required by this Item regarding security ownership will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the caption “Security Ownership of Principal Shareholders, Directors and Management,” and such information is incorporated herein by this reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the captions “Corporate Governance” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by this reference.

Item 14.Principal Accounting Fees and Services

The information required by this Item with respect to principal accounting fees and services will be included in our definitive proxy statement for our 2018 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2017 under the captions “Ratify Appointment of Independent Registered Public Accounting Firm” and “Independent Auditors,” and such information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

1.  Financial Statements

See “Index to Consolidated Financial Statements” in Part II Item 8 of this report.

2.  Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.  Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b) Exhibits

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1(1)	Fourth Amended and Restated Stock Plan, as amended		S-8	8/8/2017	4.1		333-219799
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)	000-27687
10.3(1)	Form of Indemnification Agreement		10-K	2/21/2017	10.3		000-27687
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1		000-27687
10.5(1)	Employment Letter Agreement with Jerry D. Chase dated February 21, 2014		10-Q	5/15/2014	10.1		000-27687
10.6(1)	Employment Letter Agreement with Peter J. Biere dated November 28, 2016		10-K	2/21/2017	10.6		000-27687
10.7(1)	Employment Letter Agreement dated February 23, 2017 with Scott B. Caldwell		10-Q	5/15/2017	10.2		000-27687
10.8(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1		000-27687
10.9	Credit Agreement dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1		000-27687
10.10	Line of Credit Note dated as of September 22, 2015 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/12/2015	10.1		000-27687
10.11	First Note Modification Agreement dated as of September 29, 2016 between JPMorgan Chase Bank, N.A. as Bank and BSQUARE Corporation as Borrower		10-Q	11/10/2016	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

(c) Financial Statement Schedules

None.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	February 22, 2018	By:	/s/ JERRY D. CHASE
Jerry D. Chase President and Chief Executive Officer

Date:	February 22, 2018	By:	/s/ Peter J. Biere
Peter J. Biere Chief Financial Officer, Assistant Secretary and Treasurer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 22, 2018, on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JERRY D. CHASE Jerry D. Chase	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Peter J. Biere Peter J. Biere	Chief Financial Officer, Assistant Secretary and Treasurer (Principal Financial and Accounting Officer)

/S/ ANDREW S. G. HARRIES Andrew S. G. Harries	Chairman of the Board

/S/ Robert J. Chamberlain Robert J. Chamberlain	Director

/S/ Robert A. DeSantis	Director
Robert A. DeSantis

/S/ Mary Jesse Mary Jesse	Director

/S/ WILLIAM D. SAVOY William D. Savoy	Director

/S/ KENDRA A. VANDERMEULEN Kendra A. VanderMeulen	Director