Form 10-Q
period 2018-03-31
BSQUARE CORP /WA
filed 2018-05-15
CIK 1054721

\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding as of April 30, 2018: 12,690,868

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,692	$12,859
Short-term investments	10,743	11,895
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2018 and $50 at December 31, 2017	16,712	18,014
Prepaid expenses and other current assets	832	548
Contract assets	934	937
Total current assets	39,913	44,253
Equipment, furniture and leasehold improvements, net	954	989
Intangible assets, net	341	365
Goodwill	3,738	3,738
Other non-current assets including contract assets	164	89
Total assets	$45,110	$49,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$10,689	$10,547
Accounts payable	279	375
Accrued compensation	1,902	2,266
Other accrued expenses	1,114	681
Deferred rent, current portion	343	339
Deferred revenue	962	3,219
Total current liabilities	15,289	17,427
Deferred rent	429	516
Deferred revenue	52	61
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,688,791 issued and outstanding at March 31, 2018 and 12,664,489 issued and outstanding at December 31, 2017	137,965	137,622
Accumulated other comprehensive loss	(915)	(916)
Accumulated deficit	(107,710)	(105,276)
Total shareholders' equity	29,340	31,430
Total liabilities and shareholders' equity	$45,110	$49,434

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Third-party software	$16,064	$16,797
Proprietary software	1,795	2,654
Professional engineering service	2,819	3,390
Total revenue	20,678	22,841
Cost of revenue:
Third-party software	13,354	14,082
Proprietary software	41	32
Professional engineering service	2,083	2,474
Total cost of revenue	15,478	16,588
Gross profit	5,200	6,253
Operating expenses:
Selling, general and administrative	5,448	4,865
Research and development	2,230	1,347
Total operating expenses	7,678	6,212
Income (loss) from operations	(2,478)	41
Other income, net	44	55
Income (loss) before income taxes	(2,434)	96
Income tax benefit	—	106
Net income (loss)	$(2,434)	$202
Basic income (loss) per share	$(0.19)	$0.02
Diluted income (loss) per share	$(0.19)	$0.02
Shares used in per share calculations:
Basic	12,673	12,550
Diluted	12,673	12,848

Net income (loss)	$(2,434)	$202
Other comprehensive loss
Foreign currency translation, net of tax	(11)	(7)
Unrealized gain on investments, net of tax	10	5
Total other comprehensive loss	(1)	(2)
Comprehensive income (loss)	$(2,435)	$200

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,434)	$202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	141	153
Stock-based compensation	331	399
Changes in operating assets and liabilities:
Accounts receivable, net	1,302	5,078
Contract assets, current	3	203
Prepaid expenses and other assets	(359)	(617)
Third-party software fees payable	142	(5,720)
Accounts payable and accrued expenses	(27)	(41)
Deferred revenue	(2,266)	(1,804)
Deferred rent	(83)	(76)
Net cash used in operating activities	(3,250)	(2,223)
Cash flows from investing activities:
Purchases of equipment and furniture	(82)	(83)
Proceeds from maturities of short-term investments	6,125	9,750
Purchases of short-term investments	(4,983)	(12,146)
Net cash provided by (used in) investing activities	1,060	(2,479)
Cash flows from financing activities—proceeds from exercise of stock options	12	91
Effect of exchange rates on cash	11	3
Net decrease in cash and cash equivalents	(2,167)	(4,608)
Cash and cash equivalents, beginning of period	12,859	14,312
Cash and cash equivalents, end of period	$10,692	$9,704

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. In the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), prior period software revenue has been separately presented as third-party software and proprietary software to conform to current period presentation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2018, and our operating results and cash flows for the three months ended March 31, 2018 and 2017. The accompanying financial information as of December 31, 2017 is derived from audited financial statements. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. All intercompany balances have been eliminated.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), simplifying how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

Income (Loss) Per Share

We compute basic income (loss) per share using the weighted average number of common shares outstanding during the period, and exclude any dilutive effects of common stock equivalent shares, such as options and restricted stock units (“RSUs”). We consider RSUs as outstanding and include them in the computation of basic income (loss) per share only when vested. We compute diluted income (loss) per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2018	2017
Stock options	1,528,907	1,160,015
Restricted stock units	64,192	-

2. Revenue Recognition

On January 1, 2017, we adopted ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2017 are presented under Topic 606, while prior period results are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase to opening equity of $404,000 as of January 1, 2017 due to the cumulative impact of adopting Topic 606.

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$15,119	$1,683	$2,487	$19,289	$16,296	$2,645	$2,829	$21,770
Europe	593	100	246	939	424	—	398	822
Asia	352	12	86	450	77	9	163	249
Total	$16,064	$1,795	$2,819	$20,678	$16,797	$2,654	$3,390	$22,841

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced and deferred contract acquisition costs, which are amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. We had no asset impairment charges related to contract assets in the period.

Significant changes in the contract assets and the contract liabilities balances during the periods are as follows (in thousands):

	Three Months Ended March 31, 2018
	Contract Assets	Contract Liabilities (1)
Revenue recognized that was included in the contract liability (deferred revenue) at December 31, 2017	$—	$2,214
Transferred to receivables from contract assets recognized at December 31, 2017	238	—
(1) Comprised of deferred revenue

Contract acquisition costs

We capitalize contract acquisition costs for contracts with life exceeding one year, as is more common with our DataV software bookings. Amortization of contract acquisition costs was $80,000 and $141,000 for the three months ended March 31, 2018 and 2017, respectively, and there was no impairment loss in relation to costs capitalized for either period.

For contracts that have a duration of less than one year, we apply a practical expedient and expense these costs when incurred.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenues do not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2018 (in thousands):

	Remainder of 2018	2019	2020	2021
Third-party software	$89	$50	$14	$—
Proprietary software	1,138	1,133	820	114
Professional engineering services	230	—	—	—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash	$7,901	$6,340
Cash equivalents (see detail in Note 4)	2,791	6,519
Total cash and cash equivalents	10,692	12,859

Short-term investments (see detail in Note 4)	10,743	11,895

Total cash, cash equivalents and short-term investments	$21,435	$24,754

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

Assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below (in thousands):

	March 31, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$297	$—	$297	$2,274	$—	$2,274
Corporate commercial paper	—	2,494	2,494	—	3,245	3,245
Corporate debt	—	—	—	—	1,000	1,000
Total cash equivalents	297	2,494	2,791	2,274	4,245	6,519
Short-term investments:
Corporate commercial paper	—	4,970	4,970	—	5,480	5,480
Corporate debt	—	5,773	5,773	—	6,415	6,415
Total short-term investments	—	10,743	10,743	—	11,895	11,895
Total assets measured at fair value	$297	$13,237	$13,534	$2,274	$16,140	$18,414

As of March 31, 2018 and December 31, 2017, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill and is included within the professional engineering services reporting unit. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2018.

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying			Gross Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(934)	$341	$1,275	$(910)	$365

Amortization expense was $25,000 for each of the three months ended March 31, 2018 and 2017. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2018	$74
2019	98
2020	98
2021	71
Total	$341

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. While we were in compliance with all covenants under the Credit Agreement as of March 31, 2018, the required interest coverage ratio would not permit us to borrow under the Credit Agreement.

There were no amounts outstanding under the Credit Agreement as of March 31, 2018 or December 31, 2017. In September 2016, we entered into a letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available if we were eligible to borrow under the Credit Agreement has been reduced to $11.75 million.

7. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (together with the Stock Plan, the “Plans”). Under the Plans, stock options to purchase shares of our common stock may be granted with a fixed exercise price that is equal to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and RSUs.

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

	Three Months Ended March 31,
	2018	2017
Dividend yield	0%	0%
Expected life	5.4 years	3.3 years
Expected volatility	54%	53%
Risk-free interest rate	2.4%	1.7%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Cost of revenue — professional engineering service	$11	$65
Selling, general and administrative	264	284
Research and development	56	50
Total stock-based compensation expense	$331	$399
Per diluted share	$0.03	$0.03

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2017	1,912,161	$4.88	7.61	$781,735
Granted	170,643	4.16
Exercised	(680)	3.62
Forfeited	(11,100)	5.28
Expired	(13,556)	5.78
Balance at March 31, 2018	2,057,468	$4.81	7.59	$559,221
Vested and expected to vest at March 31, 2018	1,924,493	$4.80	7.49	$554,722
Exercisable at March 31, 2018	1,127,389	$4.55	6.54	$534,925

At March 31, 2018, total compensation cost related to stock options granted but not yet recognized was $1,086,466, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.5 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2018	2017
Weighted average grant-date fair value for options granted during the period	$2.09	$3.01
Options in-the-money	737,632	1,224,182
Aggregate intrinsic value of options exercised during the period	$275	$40,421

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2017	116,968	$5.33
Granted	10,000	4.24
Vested	(24,856)	5.20
Forfeited	—	—
Unvested at March 31, 2018	102,112	$5.25
Expected to vest after March 31, 2018	90,343	$5.26

At March 31, 2018, total compensation cost related to RSUs granted but not yet recognized was $192,522, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2018:

March 31, 2018
Stock options outstanding	2,057,468
Restricted stock units outstanding	102,112
Stock options available for future grant	1,033,269
Common stock reserved for future issuance	3,192,849

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2021. We have lease commitments for office space in Bellevue, Washington; Boston, Massachusetts; Taipei, Taiwan; Tokyo, Japan; and Trowbridge, UK. We also lease office space on a month-to-month basis in Akron, Ohio.

In August 2013, we amended the lease agreement for our Bellevue, Washington headquarters, and extended the term of the original lease that was scheduled to expire in August 2014 to May 2020.

Rent expense was $264,000 and $260,000 for the three months ended March 31, 2018 and 2017, respectively.

Future operating lease commitments are as follows by calendar year (in thousands):

March 31, 2018
Remainder of 2018	$891
2019	1,132
2020	531
2021	16
Total commitments	$2,570

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

9. Information about Geographic Areas and Operating Segments

Our chief operating decision-makers (i.e. our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have three major product lines – third-party software, proprietary software and professional engineering service – each of which we consider to be operating and reportable segments. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements. We do not produce asset information by reportable segment and it is not presented here. The following table sets forth profit and loss information about our segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Third-party software:
Revenue	$16,064	$16,797
Cost of revenue	13,354	14,082
Gross profit	2,710	2,715
Proprietary software:
Revenue	1,795	2,654
Cost of revenue	41	32
Gross profit	1,754	2,622
Professional Engineering Service:
Revenue	2,819	3,390
Cost of revenue	2,083	2,474
Gross profit	736	916
Total gross profit	5,200	6,253
Operating expenses	7,678	6,212
Other income, net	44	55
Income tax benefit	—	106
Net income (loss)	$(2,434)	$202

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue:
North America	$19,289	$21,770
Asia	450	249
Europe	939	822
Total revenue	$20,678	$22,841

	March 31, 2018	December 31, 2017
Long-lived assets:
North America	$986	$991
Asia	94	76
Europe	4,110	4,114
Total long-lived assets	$5,190	$5,181

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $2.6 million, or 13% of total revenue, for the three months ended March 31, 2018, and $3.3 million, or 15% of total revenue, for the three months ended March 31, 2017. PACCAR Inc. and affiliated entities accounted for $3.0 million, or 13% of total revenue for the three months ended March 31, 2017. No other customers accounted for 10% or more of our total revenue for the three months ended March 31, 2018 or 2017.

Honeywell had accounts receivable balances of $9.1 million, or approximately 54% of total accounts receivable, at March 31, 2018, and $8.7 million, or approximately 48% of total accounts receivable, at December 31, 2017. No other customer accounted for 10% or more of the total accounts receivable at March 31, 2018 or December 31, 2017.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reductions to cost of revenue	$260	$110
Reductions to marketing expense	$266	$155

There was a balance of approximately $607,000 in outstanding rebate credits for which we qualified at March 31, 2018, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings comprised software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV. During 2017 we began selling data analytics services and DataV application pilots to major industrial customers primarily in the transportation, oil and gas and manufacturing vertical markets.

We believe that DataV presents significant opportunities in an expanding and evolving market, at substantially higher gross margins as compared to our traditional business. Developing, selling and implementing DataV has become our primary focus, as approximately 65% of our non-administrative employees are now working solely on DataV, representing a transition away from dependence on resale software and professional engineering services toward increased reliance on our own proprietary software and related systems integration services. We intend to continue to run our legacy software resale business to maximize cash flow for the foreseeable future. Our legacy professional engineering services business is now managed as a part of our overall services business, which increasingly serves DataV customers and prospects.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
(In thousands, except percentages)	2018	2017	$ Change	% Change
Revenue	$20,678	$22,841	$(2,163)	(9)%
Cost of revenue	15,478	16,588	(1,110)	(7)%
Gross profit	5,200	6,253	(1,053)	(17)%
Operating expenses	7,678	6,212	1,466	24%
Income (loss) from operations	(2,478)	41	(2,519)	n.m.
Other income, net	44	55	(11)	(20)%
Income (loss) before income taxes	(2,434)	96	(2,530)	n.m.
Income tax benefit	—	106	(106)	(100)%
Net income (loss)	$(2,434)	$202	$(2,636)	n.m.

Revenue

We generate revenue from the sale of software, both our own proprietary software and third-party software that we resell, and the sale of professional engineering services. Total revenue decreased for the quarterly period ended March 31, 2018 compared to the prior year period, primarily due to lower sales of Microsoft Windows Mobile operating systems, predominantly in North America. In addition, we had lower proprietary software revenue due to timing of revenue recognition. These decreases were partially offset by higher sales of Microsoft Windows Embedded operating systems. We expect that revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods.  Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2018	2017	$ Change	% Change
Revenue
Third-party software	$16,064	$16,797	$(733)	(4)%
Proprietary software	1,795	2,654	(859)	(32)%
Professional engineering service revenue	2,819	3,390	(571)	(17)%
Total revenue	$20,678	$22,841	$(2,163)
As a percentage of total revenue:
Third-party software revenue	77%	73%
Proprietary software revenue	9%	12%
Professional engineering service revenue	14%	15%

Third-party software revenue

Third-party software revenue decreased for the quarterly period, primarily due to lower sales of Microsoft Windows Mobile operating systems, which was partially offset by higher sales of Microsoft Embedded operating systems. Sales of Microsoft operating systems represented approximately 75% of our total revenue and 44% of our total gross margin for the three months ended March 31, 2018; and approximately 72% of our total revenue and 40% of our total gross margin for the three months ended March 31, 2017.

Proprietary software revenue

Proprietary software revenue decreased for the quarterly period, primarily due to timing of DataV software revenue recognition. A greater portion of a DataV software license fee with a customer was recognized in the prior year period compared to a DataV software license fee with another customer in the current year period. We expect that revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods. We anticipate that our DataV revenue will grow over time, but that other proprietary software product sales will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue decreased for the quarterly period, largely due to a decrease in service revenue in North America with the completion in 2017 of several existing customer projects and a shift in our sales generation priorities and staffing to DataV. We expect that professional engineering service revenue will vary in timing and amount in future periods, as we continue to align our organizational structure with our increasing strategic focus on DataV.

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

Gross profit and gross margin were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2018	2017	$ Change	% Change
Third-party software gross profit	$2,710	$2,715	$(5)	(—)%
Third-party software gross margin	17%	16%		1%
Proprietary software gross profit	1,754	2,622	(868)	(33)%
Proprietary software gross margin	98%	99%		(1)%
Professional engineering service gross profit	736	916	(180)	(20)%
Professional engineering service gross margin	26%	27%		(1)%
Total gross profit	$5,200	$6,253	$(1,053)	(17)%
Total gross margin	25%	27%		(2)%

Third-party software gross profit and gross margin

Third-party software gross margin and gross profit remained relatively constant for the quarterly period. Gross profit on third-party software is positively impacted by rebate credits we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $260,000 of rebate credits during the three months ended March 31, 2018 compared to $110,000 during the three months ended March 31, 2017, all of which were accounted for as reductions in cost of revenue.

Proprietary software gross profit and gross margin

Proprietary software gross margin remained relatively constant for the quarterly period. Proprietary software gross profit decreased for the quarterly period as a result of lower proprietary software revenue, primarily due to timing of DataV software revenue recognition.

Professional engineering service gross profit and gross margin

Professional engineering service gross margin remained relatively constant for the quarterly period. Professional engineering service gross profit decreased for the quarterly period, due primarily to lower professional engineering service revenue.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2018	2017	$ Change	% Change
Operating expenses:
Selling, general and administrative	$5,448	$4,865	$583	12%
Research and development	2,230	1,347	883	66%
Total operating expenses	$7,678	$6,212	$1,466	24%
As a percentage of total revenue:
Selling, general and administrative	26%	21%
Research and development	11%	6%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased for the quarterly period, primarily due to higher salaries and related benefits as we continued to strengthen our sales team.

Research and development

Research and development expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses increased for the quarterly period, due to increased spending for continued development of our DataV product line.

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for the quarterly period.

Income taxes

Income taxes increased for the quarterly period, primarily due to the tax benefit recorded in the prior year period which was not repeated in the current period. The tax benefit in the prior year period was related to non-recurring discrete items, including U.K. stock compensation tax benefits, a U.K. net operating loss carryback and an international tax reserve release.

Liquidity and Capital Resources

As of March 31, 2018, we had $21.4 million of cash, cash equivalents and investments, compared to $24.8 million at December 31, 2017, reflecting a net use of approximately $3.4 million in cash, cash equivalents and investments during the three months ended March 31, 2018. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at March 31, 2018 had minimal default risk and short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $3.3 million for the three months ended March 31, 2018, which included a working capital usage of approximately $1.3 million and our net loss (offset by non-cash adjustments) of $2.0 million. The working capital usage primarily included cash outflows of $2.3 million related to deferred revenue, primarily on DataV contracts. The working capital usage was offset by $1.3 million of cash inflows related to accounts receivable.

Operating activities used cash of approximately $2.2 million for the three months ended March 31, 2017, comprised of our net income of $0.2 million, a $5.7 million decrease in third-party software fees payable, a $0.6 million increase in prepaid assets and a $1.8 million decrease in deferred revenue, offset by a $5.1 million decrease in accounts receivable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $1.1 million for the three months ended March 31, 2018, due to net cash inflows on short-term investments of $1.1 million.

Investing activities used cash of approximately $2.5 million for the three months ended March 31, 2017, due to net cash outflows on short-term investments of $2.4 million.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $12,000 and $91,000 during the three months ended March 31, 2018 and 2017, respectively, as a result of the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date an additional year to September 22, 2018. There were no amounts outstanding under the Credit Agreement as of March 31, 2018 or December 31, 2017. In September 2016, we entered into a letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available if we were eligible to borrow under the Credit Agreement has been reduced to $11.75 million. While we were in compliance with all covenants under the Credit Agreement as of March 31, 2018, the required interest coverage ratio would not permit us to borrow under the Credit Agreement. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.9 million for the remainder of 2018, $1.1 million in 2019, $0.5 million in 2020 and thereafter.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5.	Other Information

None.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed or Furnished Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
10.1(1)(2)	Employment Letter Agreement dated February 23, 2017 with Scott B. Caldwell		10-Q	5/15/2017	10.2		000-27687
31.1	Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
(1) Indicates a management contract or compensatory plan or arrangement. (2) Replaces previously filed exhibit to correct inaccurate hyperlink.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 15, 2018	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Assistant Secretary and Treasurer