Form 10-Q
period 2018-06-30
BSQUARE CORP /WA
filed 2018-08-13
CIK 1054721

250\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding as of July 31, 2018: 12,713,410

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,238	$12,859
Short-term investments	7,623	11,895
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at June 30, 2018 and December 31, 2017, respectively	16,219	18,014
Contract assets	923	937
Prepaid expenses and other current assets	511	548
Total current assets	35,514	44,253
Equipment, furniture and leasehold improvements, less accumulated depreciation	1,220	989
Intangible assets, less accumulated amortization	316	365
Goodwill	3,738	3,738
Other non-current assets	212	89
Total assets	$41,000	$49,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$9,619	$10,547
Accounts payable	382	375
Accrued compensation	1,871	2,266
Other accrued expenses	745	681
Deferred rent	347	339
Deferred revenue	1,225	3,219
Total current liabilities	14,189	17,427
Deferred rent, long-term	340	516
Deferred revenue, long-term	836	61
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,712,134 and 12,664,489 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	137,932	137,622
Accumulated other comprehensive loss	(904)	(916)
Accumulated deficit	(111,393)	(105,276)
Total shareholders' equity	25,635	31,430
Total liabilities and shareholders' equity	$41,000	$49,434

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Third-party software	$16,992	$15,505	$33,056	$32,302
Proprietary software	281	481	2,076	3,135
Professional engineering service	1,930	2,862	4,749	6,252
Total revenue	19,203	18,848	39,881	41,689
Cost of revenue:
Third-party software	14,480	13,103	27,834	27,185
Proprietary software	100	39	141	71
Professional engineering service	1,362	1,833	3,445	4,307
Total cost of revenue	15,942	14,975	31,420	31,563
Gross profit	3,261	3,873	8,461	10,126
Operating expenses:
Selling, general and administrative	4,901	5,046	10,349	9,911
Research and development	2,078	1,446	4,308	2,793
Total operating expenses	6,979	6,492	14,657	12,704
Loss from operations	(3,718)	(2,619)	(6,196)	(2,578)
Other income, net	47	59	91	114
Loss before income taxes	(3,671)	(2,560)	(6,105)	(2,464)
Income tax benefit (expense)	(12)	—	(12)	106
Net loss	$(3,683)	$(2,560)	$(6,117)	$(2,358)
Basic loss per share	$(0.29)	$(0.20)	$(0.48)	$(0.19)
Diluted loss per share	$(0.29)	$(0.20)	$(0.48)	$(0.19)
Shares used in per share calculations:
Basic	12,697	12,577	12,685	12,563
Diluted	12,697	12,577	12,685	12,563

Net loss	$(3,683)	$(2,560)	$(6,117)	$(2,358)
Other comprehensive income
Foreign currency translation, net of tax	21	14	10	22
Unrealized gain (loss) on investments, net of tax	(8)	(2)	2	3
Total other comprehensive income	13	12	12	25
Comprehensive loss	$(3,670)	$(2,548)	$(6,105)	$(2,333)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,117)	$(2,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	320
Stock-based compensation	315	810
Changes in operating assets and liabilities:
Accounts receivable, net	1,795	2,879
Contract assets	(136)	450
Prepaid expenses and other assets	70	(331)
Third-party software fees payable	(928)	(5,748)
Accounts payable and accrued expenses	(319)	(261)
Deferred revenue	(1,219)	(1,378)
Deferred rent	(168)	(155)
Net cash used in operating activities	(6,402)	(5,772)
Cash flows from investing activities:
Purchases of equipment and furniture	(488)	(264)
Proceeds from maturities of short-term investments	10,875	19,699
Purchases of short-term investments	(6,607)	(18,641)
Net cash provided by investing activities	3,780	794
Cash flows from financing activities—proceeds from exercise of stock options	17	118
Effect of exchange rate changes on cash and cash equivalents	(16)	16
Net decrease in cash and cash equivalents	(2,621)	(4,844)
Cash and cash equivalents, beginning of period	12,859	14,312
Cash and cash equivalents, end of period	$10,238	$9,468

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, prior period software revenue has been separately presented as third-party software and proprietary software to conform to current period presentation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2018, our operating results for the three and six months ended June 30, 2018 and 2017 and our cash flows for the six months ended June 30, 2018. The accompanying financial information as of December 31, 2017 is derived from audited financial statements as of that date. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018. All intercompany balances have been eliminated.

Recently Issued Accounting Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. There are additional optional practical expedients that an entity may elect to apply. We plan to adopt this ASU beginning on January 1, 2019 and expect to elect certain available transitional practical expedients. We are continuing to evaluate the full impact of adoption and expect this ASU will have a material impact on our consolidated financial statements, primarily to our consolidated balance sheets and related disclosures.

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

Loss Per Share

We compute basic loss per share using the weighted average number of common shares outstanding during the period and exclude any dilutive effects of common stock equivalent shares, such as options and restricted stock units (“RSUs”). We consider RSUs as outstanding common shares and include them in the computation of basic loss per share only when vested. We compute diluted loss per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	1,478,347	1,406,504	1,502,275	1,413,608
Restricted stock units	60,788	43,382	61,130	45,947

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$16,281	$265	$1,633	$18,179	$14,956	$473	$2,299	$17,728
Europe	702	5	182	889	435	—	379	814
Asia	9	11	115	135	114	8	184	306
Total	$16,992	$281	$1,930	$19,203	$15,505	$481	$2,862	$18,848

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$31,400	$1,948	$4,120	$37,468	$31,252	$3,118	$5,128	$39,498
Europe	1,295	105	428	1,828	859	—	777	1,636
Asia	361	23	201	585	191	17	347	555
Total	$33,056	$2,076	$4,749	$39,881	$32,302	$3,135	$6,252	$41,689

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance objectives not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized under the contract. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2018 and 2017.

Significant changes in the contract assets and the deferred revenue balances during the six months ended June 30, 2018 were as follows (in thousands):

	Six Months Ended June 30, 2018
	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2017	$—	$2,681
Transferred to receivables from contract assets recognized at December 31, 2017	238	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a term exceeding one year, as is more common with our DataV software bookings. Amortization of contract acquisition costs was $7,000 for each of the three months ended June 30, 2018 and 2017 and was $86,000 and $148,000 for the six months ended June 30, 2018 and 2017, respectively. There were no asset impairment charges for contract acquisitions costs for any of the periods noted above.

For contracts that have a duration of less than one year, we apply a practical expedient and fully expense these costs as incurred.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2018:

	Remainder of 2018	2019	2020	2021
Third-party software	$55	$50	$14	$—
Proprietary software	1,028	1,699	1,615	445
Professional engineering services	230	—	—	—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash	$7,238	$6,340
Cash equivalents (see detail in Note 4)	3,000	6,519
Total cash and cash equivalents	10,238	12,859

Short-term investments (see detail in Note 4)	7,623	11,895

Total cash, cash equivalents and short-term investments	$17,861	$24,754

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

Assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below (in thousands):

	June 30, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,717	$—	$1,717	$2,274	$—	$2,274
Corporate commercial paper	—	500	500	—	3,245	3,245
Corporate debt	—	783	783	—	1,000	1,000
Total cash equivalents	1,717	1,283	3,000	2,274	4,245	6,519
Short-term investments:
Corporate commercial paper	—	3,729	3,729	—	5,480	5,480
Corporate debt	—	3,894	3,894	—	6,415	6,415
Total short-term investments	—	7,623	7,623	—	11,895	11,895
Total assets measured at fair value	$1,717	$8,906	$10,623	$2,274	$16,140	$18,414

As of each of June 30, 2018 and December 31, 2017, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Goodwill and Intangible Assets

Goodwill was originally recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2018.

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying		Net Book	Gross Carrying		Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(959)	$316	$1,275	$(910)	$365

Amortization expense was $24,000 for each of the three months ended June 30, 2018 and 2017, and $49,000 for each of the six months ended June 30, 2018 and 2017. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2018	$49
2019	98
2020	98
2021	71
Total	$316

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date for an additional year to September 22, 2018. At our election, advances under the Credit Agreement shall bear interest at either (1) a rate per annum equal to 1.5% below the bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there is an ongoing event of default or to the extent such distribution causes an event of default. We are required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. While we were in compliance with all covenants under the Credit Agreement as of June 30, 2018, the required interest coverage ratio would not permit us to borrow under the Credit Agreement.

There were no amounts outstanding under the Credit Agreement as of June 30, 2018 or December 31, 2017. In September 2016, we entered into a letter of credit agreement for $250,000, secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available, if we were eligible to borrow under the Credit Agreement, was reduced to $11.75 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Expected life	5.2 years	3.3 years	5.3 years	3.3 years
Expected volatility	55%	52%	54%	53%
Risk-free interest rate	2.7%	1.6%	2.5%	1.7%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue — professional engineering service	$8	$20	$19	$85
Selling, general and administrative	(80)	320	184	604
Research and development	56	71	112	121
Total stock-based compensation expense	$(16)	$411	$315	$810
Per diluted share	$(0.00)	$0.03	$0.02	$0.06

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2017	1,912,161	$4.88	7.61	$781,735
Granted	256,643	3.95
Exercised	(2,422)	3.59
Forfeited	(265,697)	4.90
Expired	(22,605)	5.72
Balance at June 30, 2018	1,878,080	$4.74	6.28	$5,080
Vested and expected to vest at June 30, 2018	1,784,268	$4.73	6.14	$5,080
Exercisable at June 30, 2018	1,181,163	$4.60	4.80	$5,080

At June 30, 2018, total compensation cost related to stock options granted but not yet recognized was $745,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average grant-date fair value of options granted during the period	$1.77	$2.64	$1.98	$2.80
Options in-the-money (in shares)	19,550	1,755,762	19,550	1,755,762
Aggregate intrinsic value of options exercised during the period	$1,578	$17,412	$1,853	$57,833

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2017	116,968	$5.33
Granted	136,505	3.21
Vested	(46,764)	5.14
Forfeited	(26,312)	5.31
Unvested at June 30, 2018	180,397	$3.78
Expected to vest after June 30, 2018	165,730	$3.75

At June 30, 2018, total compensation cost related to RSUs granted but not yet recognized was $433,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.8 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2018:

June 30, 2018
Stock options outstanding	1,878,080
Restricted stock units outstanding	180,397
Stock options available for future grant	1,110,722
Common stock reserved for future issuance	3,169,199

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

Rent expense was $220,000 and $273,000 for the three months ended June 30, 2018 and 2017, respectively, and $484,000 and $533,000 for the six months ended June 30, 2018 and 2017, respectively.

Future operating lease commitments are as follows by calendar year (in thousands):

June 30, 2018
Remainder of 2018	$581
2019	1,128
2020	527
2021	15
Total commitments	$2,251

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals on the best information available at the time, which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

9. Information about Geographic Areas and Operating Segments

Our chief operating decision-makers (i.e. our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. We have three major product lines – third-party software, proprietary software and professional engineering service – each of which we consider to be operating and reportable segments. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements, and we do not produce asset information by reportable segment. The following table sets forth profit and loss information about our segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Third-party software:
Revenue	$16,992	$15,505	$33,056	$32,302
Cost of revenue	14,480	13,103	27,834	27,185
Gross profit	2,512	2,402	5,222	5,117
Proprietary software:
Revenue	281	481	2,076	3,135
Cost of revenue	100	39	141	71
Gross profit	181	442	1,935	3,064
Professional Engineering Service:
Revenue	1,930	2,862	4,749	6,252
Cost of revenue	1,362	1,833	3,445	4,307
Gross profit	568	1,029	1,304	1,945
Total gross profit	3,261	3,873	8,461	10,126
Operating expenses	6,979	6,492	14,657	12,704
Other income, net	47	59	91	114
Income tax benefit (expense)	(12)	—	(12)	106
Net loss	$(3,683)	$(2,560)	$(6,117)	$(2,358)

Revenue by geography is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue:
North America	$18,179	$17,728	$37,468	$39,498
Asia	135	306	585	555
Europe	889	814	1,828	1,636
Total revenue	$19,203	$18,848	$39,881	$41,689

	June 30, 2018	December 31, 2017
Long-lived assets:
North America	$1,285	$991
Asia	113	76
Europe	4,081	4,114
Total long-lived assets	$5,479	$5,181

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $4.1 million, or 10% of total revenue, for the six months ended June 30, 2018. No customers accounted for 10% or more of total revenue for the three months ended June 30, 2018. Honeywell accounted for $3.0 million, or 16% of total revenue, for the three months ended June 30, 2017 and $6.3 million, or 15% of total revenue for the six months ended June 30, 2017. No other customers accounted for 10% or more of total revenue for the periods noted above.

Honeywell had accounts receivable balances of $7.6 million, or approximately 47% of total accounts receivable, at June 30, 2018, and $8.7 million, or approximately 48% of total accounts receivable, at December 31, 2017. No other customer accounted for 10% or more of the total accounts receivable at June 30, 2018 or December 31, 2017.

Significant Supplier

We have OEM Distribution Agreements (“ODAs”) with Microsoft Corporation (“Microsoft”) which enable us to sell Microsoft Windows Embedded operating systems on a non-exclusive basis to our customers in the United States, Canada, Argentina, Brazil, Chile, Columbia, Mexico, Peru, Puerto Rico, the Caribbean (excluding Cuba), the European Union, the European Free Trade Association, Turkey and Africa, which have been extended through February 28, 2019. We also have ODAs with Microsoft which allow us to sell Microsoft Windows Mobile operating systems in the Americas (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa, which expire on April 30, 2022.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems, pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules, we allocate 30% of rebate values to reduce cost of sales and the remaining 70% to offset qualified marketing expenses in the period the expenditures are incurred.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reductions to cost of revenue	$158	$87	$418	$197
Reductions to marketing expense	$113	$219	$379	$374

There was a balance of approximately $369,000 in qualified outstanding rebate credits at June 30, 2018, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

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

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings are comprised of software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV. During the first half of 2018, we entered into a multi-year DataV Software-as-a-Service (“SaaS”) contract with an engineering service contract with a Fortune 100 firm to deliver IIoT device and content management to IIoT devices across North America and Europe.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$19,203	$18,848	$355	2%	$39,881	$41,689	$(1,808)	(4)%
Cost of revenue	15,942	14,975	967	6%	31,420	31,563	(143)	(—)%
Gross profit	3,261	3,873	(612)	(16)%	8,461	10,126	(1,665)	(16)%
Operating expenses	6,979	6,492	487	8%	14,657	12,704	1,953	15%
Loss from operations	(3,718)	(2,619)	(1,099)	42%	(6,196)	(2,578)	(3,618)	140%
Other income, net	47	59	(12)	(20)%	91	114	(23)	(20)%
Loss before income taxes	(3,671)	(2,560)	(1,111)	43%	(6,105)	(2,464)	(3,641)	148%
Income tax benefit (expense)	(12)	—	(12)	n.m.	(12)	106	(118)	(111)%
Net loss	$(3,683)	$(2,560)	$(1,123)	44%	$(6,117)	$(2,358)	$(3,759)	159%

Revenue

We generate revenue from the sale of software, both third-party software that we resell and our own proprietary software, and the sale of professional engineering services. Total revenue increased for the quarterly period ended June 30, 2018 compared to the prior year period, primarily due to higher sales of Microsoft Windows Embedded operating systems. This increase was partially offset by lower professional engineering service revenue, predominantly in North America.

Total revenue decreased for the year-to-date period ended June 30, 2018 due to lower sales of Microsoft Windows Mobile operating systems, as well as lower professional engineering service and proprietary software revenue. These decreases were partially offset by higher sales of Microsoft Windows Embedded operating systems.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue
Third-party software	$16,992	$15,505	$1,487	10%	$33,056	$32,302	$754	2%
Proprietary software	281	481	(200)	(42)%	2,076	3,135	(1,059)	(34)%
Professional engineering service	1,930	2,862	(932)	(33)%	4,749	6,252	(1,503)	(24)%
Total revenue	$19,203	$18,848	$355		$39,881	$41,689	$(1,808)
As a percentage of total revenue:
Third-party software	89%	82%			83%	77%
Proprietary software	1%	3%			5%	8%
Professional engineering service	10%	15%			12%	15%

Third-party software revenue

Third-party software revenue increased for the quarterly period ended June 30, 2018, primarily due to higher sales of Microsoft Windows Embedded operating systems as the result of timing of buying activities of our large customers, partially offset by lower sales to Honeywell. The third-party software revenue increased for the year-to-date period ended June 30, 2018 primarily due to the higher sales of Microsoft Windows Embedded operating systems, partially offset by lower sales of Microsoft Windows Mobile operating systems and lower sales to Honeywell. During the first quarter of 2018, we decided not to compete for sales in intense price competitive situations in an effort to maintain a certain gross margin level and therefore decided not to pursue sales opportunities with Honeywell in Europe. As a result, we anticipate that sales to Honeywell will decrease between $1.2 million to $1.5 million in revenue per quarter for the remainder of 2018.

Sales of Microsoft operating systems represented approximately 86% and 80% of our total revenue and 73% and 56% of our total gross margin for the three and six months ended June 30, 2018, respectively; and approximately 81% and 76% of our total revenue and 59% and 47% of our total gross margin for the three and six months ended June 30, 2017, respectively.

Proprietary software revenue

Proprietary software revenue decreased for the quarterly period ended June 30, 2018, primarily due to lower sales of other proprietary software in the current quarterly period compared to the prior year period. Proprietary software revenue decreased for the year-to-date period ended June 30, 2018, primarily due to timing of DataV software revenue recognition. Specifically, a greater portion of DataV software license fees from PACCAR was recognized in the prior year period compared to DataV software license fees from Itron that were recognized in the current year period. We expect revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods. We anticipate that our DataV revenue will grow over time, but that sales of other proprietary software products will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue decreased for the quarterly and year-to-date periods ended June 30, 2018, largely due to a decrease in service revenue in North America with the completion in 2017 of several existing customer projects. We expect that professional engineering service revenue will vary in timing and amount in future periods as we continue to align our organizational structure with our increasing strategic focus on DataV.

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

Gross profit and gross margin were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Third-party software gross profit	$2,512	$2,402	$110	5%	$5,222	$5,117	$105	2%
Third-party software gross margin	15%	15%		(—)%	16%	16%		(—)%
Proprietary software gross profit	181	442	(261)	(59)%	1,935	3,064	(1,129)	(37)%
Proprietary software gross margin	64%	92%		(28)%	93%	98%		(5)%
Professional engineering service gross profit	568	1,029	(461)	(45)%	1,304	1,945	(641)	(33)%
Professional engineering service gross margin	29%	36%		(7)%	27%	31%		(4)%
Total gross profit	$3,261	$3,873	$(612)	(16)%	$8,461	$10,126	$(1,665)	(16)%
Total gross margin	17%	21%		(4)%	21%	24%		(3)%

Third-party software gross profit and gross margin

Third-party software gross profit increased for each of the quarterly and year-to-date periods ended June 30, 2018 due to higher sales of third-party software. Third-party software gross margin remained relatively constant for the quarterly and year-to-date periods ended June 30, 2018.

Gross profit on third-party software is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $158,000 and $418,000 of rebate credits during the three and six months ended June 30, 2018, respectively, compared to $87,000 and $197,000 during the three and six months ended June 30, 2017, respectively, all of which were accounted for as reductions in cost of revenue.

Proprietary software gross profit and gross margin

Proprietary software gross profit decreased for the quarterly period ended June 30, 2018 primarily due to lower sales of other proprietary software. Proprietary software gross profit decreased for the year-to-date period ended June 30, 2018, primarily due to the timing of DataV software revenue recognition.

Proprietary software gross margin decreases for each of the quarterly and year-to-date periods ended June 30, 2018 were largely due to higher cost of sales related to maintenance and support activities for DataV.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit decreased for each of the quarterly and year-to-date periods ended June 30, 2018 primarily due to lower professional engineering service revenue.

Professional engineering service gross margin decreased for each of the quarterly and year-to-date periods ended June 30, 2018 primarily due to a higher utilization of engineering services in the prior year periods.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating expenses:
Selling, general and administrative	$4,901	$5,046	$(145)	(3)%	$10,349	$9,911	$438	4%
Research and development	2,078	1,446	632	44%	4,308	2,793	1,515	54%
Total operating expenses	$6,979	$6,492	$487	8%	14,657	12,704	1,953	15%
As a percentage of total revenue:
Selling, general and administrative	26%	27%			26%	24%
Research and development	11%	8%			11%	7%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended June 30, 2018, primarily due to lower stock compensation expense resulting from the departures of certain management team members and lower recruiting fees. These decreases were partially offset by higher severance costs from those departures and spending reduction efforts made in the second quarter of fiscal 2018.

SG&A expenses increased for the year-to-date period ended June 30, 2018 primarily due to higher salaries and related benefits resulting from the strengthening of our sales team that occurred throughout 2017 as well as higher severance costs. This increase for the year-to-date period was partially offset by lower stock compensation expense and lower recruiting fees.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses increased for each of the quarterly and year-to-date periods ended June 30, 2018, due to increased spending for continued development of our DataV product line.

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for each of the quarterly and year-to-date periods ended June 30, 2018.

Income taxes

Income taxes increased for the year-to-date period ended June 30, 2018, primarily due to the tax benefit recorded in the prior year period which was not repeated in the current period. The tax benefit in the prior year period was related to non-recurring discrete items, including U.K. stock compensation tax benefits, a U.K. net operating loss carryback and an international tax reserve release.

Liquidity and Capital Resources

As of June 30, 2018, we had $17.9 million of cash, cash equivalents and investments, compared to $24.8 million at December 31, 2017, reflecting a net use of approximately $6.9 million in cash, cash equivalents and investments during the six months ended June 30, 2018. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at June 30, 2018 had minimal default risk and short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $6.4 million for the six months ended June 30, 2018, which included a working capital usage of approximately $0.9 million and our net loss (offset by non-cash adjustments) of $5.5 million. The working capital usage included cash outflows of $1.2 million related to deferred revenue, primarily on DataV contracts, and $0.9 million related to third-party software fees payable, partially offset by $1.8 million of cash inflows related to accounts receivable, primarily from lower sales to Honeywell in Europe.

Operating activities used cash of approximately $5.8 million for the six months ended June 30, 2017, which included a working capital usage of approximately $4.6 million and our net loss (offset by non-cash adjustments) of $1.2 million. The working capital usage included cash outflows of $5.7 million related to third-party software fees payable, partially offset by $2.9 million of cash inflows related to accounts receivable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $3.8 million for the six months ended June 30, 2018, due to net cash inflows on short-term investments of $4.3 million, partially offset by $0.5 million in purchases of equipment and furniture, primarily related to capitalized software development costs.

Investing activities provided cash of approximately $0.8 million for the six months ended June 30, 2017, primarily due to net cash inflows on short-term investments of $1.1 million.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $17,000 and $118,000 during the six months ended June 30, 2018 and 2017, respectively, generated from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date for an additional year to September 22, 2018 (the “Expiration Date”). We do not plan to renew the Credit Agreement with the Bank beyond the Expiration Date. There were no amounts outstanding under the Credit Agreement as of June 30, 2018 or December 31, 2017. In September 2016, we entered into a letter of credit agreement for $250,000 secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available, if we were eligible to borrow under the Credit Agreement, was reduced to $11.75 million. While we were in compliance with all covenants under the Credit Agreement as of June 30, 2018, the required interest coverage ratio would not permit us to borrow under the Credit Agreement. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.6 million for the remainder of 2018, $1.1 million in 2019, $0.5 million in 2020 and thereafter.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
		Filed or Furnished Herewith	Form	Filing Date	Exhibit		File No.
Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	March 19, 2003	3.2		000-27687
10.1(1)	Separation and Release Agreement with Jerry D. Chase effective May 9, 2018	X
10.2(1)	Employment letter agreement with Kevin T. Walsh dated June 26, 2015	X
10.3(1)	Employment letter agreement with Giles Frith dated August 31, 2016	X
10.4(1)	Amendment to employment letter agreement with Giles Frith dated June 5, 2018	X
10.5(1)	Employment letter agreement with David Wagstaff dated August 31, 2016	X
10.6(1)	Amendment to employment letter agreement with David Wagstaff dated June 5, 2018	X
31.1	Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X
32.1	Certification of Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
(1) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 13, 2018	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Assistant Secretary and Treasurer