Form 10-Q
period 2018-09-30
BSQUARE CORP /WA
filed 2018-11-13
CIK 1054721

250\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of October 31, 2018: 12,747,225

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,392	$12,859
Short-term investments	5,879	11,895
Accounts receivable, net of allowance for doubtful accounts of $49 and $50 at September 30, 2018 and December 31, 2017, respectively	13,124	18,014
Contract assets	1,030	937
Prepaid expenses and other current assets	677	548
Total current assets	32,102	44,253
Equipment, furniture and leasehold improvements, less accumulated depreciation	1,306	989
Intangible assets, less accumulated amortization	291	365
Goodwill	3,738	3,738
Other non-current assets	211	89
Total assets	$37,648	$49,434
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$7,882	$10,547
Accounts payable	329	375
Accrued compensation	2,016	2,266
Other accrued expenses	535	681
Deferred rent	355	339
Deferred revenue	1,627	3,219
Total current liabilities	12,744	17,427
Deferred rent, long-term	247	516
Deferred revenue, long-term	799	61
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,747,225 and 12,664,489 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	138,223	137,622
Accumulated other comprehensive loss	(885)	(916)
Accumulated deficit	(113,480)	(105,276)
Total shareholders' equity	23,858	31,430
Total liabilities and shareholders' equity	$37,648	$49,434

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Third-party software	$14,241	$16,240	$47,297	$48,542
Proprietary software	796	1,200	2,872	4,335
Professional engineering service	1,657	2,213	6,406	8,465
Total revenue	16,694	19,653	56,575	61,342
Cost of revenue:
Third-party software	12,003	13,619	39,837	40,804
Proprietary software	111	34	252	105
Professional engineering service	1,221	1,620	4,666	5,927
Total cost of revenue	13,335	15,273	44,755	46,836
Gross profit	3,359	4,380	11,820	14,506
Operating expenses:
Selling, general and administrative	3,199	5,338	13,548	15,249
Research and development	2,292	1,588	6,600	4,381
Total operating expenses	5,491	6,926	20,148	19,630
Loss from operations	(2,132)	(2,546)	(8,328)	(5,124)
Other income, net	65	34	156	148
Loss before income taxes	(2,067)	(2,512)	(8,172)	(4,976)
Income tax benefit (expense)	(20)	44	(32)	150
Net loss	$(2,087)	$(2,468)	$(8,204)	$(4,826)
Basic loss per share	$(0.16)	$(0.20)	$(0.65)	$(0.38)
Diluted loss per share	$(0.16)	$(0.20)	$(0.65)	$(0.38)
Shares used in per share calculations:
Basic	12,721	12,607	12,697	12,578
Diluted	12,721	12,607	12,697	12,578

Net loss	$(2,087)	$(2,468)	$(8,204)	$(4,826)
Other comprehensive income
Foreign currency translation, net of tax	15	14	25	36
Unrealized gain (loss) on investments, net of tax	4	(3)	6	—
Total other comprehensive income	19	11	31	36
Comprehensive loss	$(2,068)	$(2,457)	$(8,173)	$(4,790)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,204)	$(4,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	483
Stock-based compensation	620	1,350
Changes in operating assets and liabilities:
Accounts receivable, net	4,890	4,219
Contract assets	(244)	389
Prepaid expenses and other assets	(112)	(84)
Third-party software fees payable	(2,665)	(6,869)
Accounts payable and accrued expenses	(442)	427
Deferred revenue	(854)	(1,149)
Deferred rent	(253)	(238)
Net cash used in operating activities	(6,798)	(6,298)
Cash flows from investing activities:
Purchases of equipment and furniture	(709)	(344)
Proceeds from maturities of short-term investments	14,125	25,702
Purchases of short-term investments	(8,092)	(20,440)
Net cash provided by investing activities	5,324	4,918
Cash flows from financing activities—proceeds from exercise of stock options	9	174
Effect of exchange rate changes on cash and cash equivalents	(2)	25
Net decrease in cash and cash equivalents	(1,467)	(1,181)
Cash and cash equivalents, beginning of period	12,859	14,312
Cash and cash equivalents, end of period	$11,392	$13,131

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, prior period software revenue has been separately presented as third-party software and proprietary software to conform to current period presentation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2018, our operating results for the three and nine months ended September 30, 2018 and 2017 and our cash flows for the nine months ended September 30, 2018 and 2017. The accompanying financial information as of December 31, 2017 is derived from audited financial statements as of that date. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements and bonus accruals. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018. All intercompany balances have been eliminated.

Recently Issued Accounting Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), to make leasing activities more transparent and comparable, requiring most leases to be recognized by lessees on their balance sheets as right-of-use assets, along with corresponding lease liabilities. ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted. We expect to adopt ASU 2016-02 effective January 1, 2019 and elect an optional transition method, recording a cumulative-effect adjustment as of that date and presenting comparative prior year periods in accordance with Accounting Standards Codification Topic 840. In addition, we expect to apply a package of practical expedients to forego reassessing:

•	whether any expired or existing contracts are or contain leases,
•	lease classification for any expired or existing leases, and
•	initial direct costs for any existing leases.

We are continuing to evaluate the full impact of adoption and expect this ASU will have a material impact on our consolidated balance sheets and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), simplifying how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. We plan to early adopt this ASU as of January 1, 2019 on a prospective basis and do not expect that the adoption will have a material impact on consolidated financial statements and related disclosures.

Loss Per Share

We compute basic loss per share using the weighted average number of common shares outstanding during the period. We consider restricted stock units as outstanding common shares and include them in the computation of basic loss per share only when vested. We compute diluted loss per share using the weighted average number of common shares outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	1,679,969	1,455,713	1,584,046	1,429,883
Restricted stock units	51,679	63,709	64,043	52,579

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$13,715	$288	$1,438	$15,441	$15,615	$532	$1,835	$17,982
Europe	526	2	146	674	520	—	276	796
Asia	—	506	73	579	105	668	102	875
Total	$14,241	$796	$1,657	$16,694	$16,240	$1,200	$2,213	$19,653

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$45,115	$2,236	$5,558	$52,909	$46,867	$3,650	$6,963	$57,480
Europe	1,821	107	574	2,502	1,380	—	1,053	2,433
Asia	361	529	274	1,164	295	685	449	1,429
Total	$47,297	$2,872	$6,406	$56,575	$48,542	$4,335	$8,465	$61,342

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2018 and 2017.

Significant changes in the contract assets and the deferred revenue balances during the nine months ended September 30, 2018 were as follows (in thousands):

	Nine Months Ended September 30, 2018
	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2017	$—	$2,847
Transferred to receivables from contract assets recognized at December 31, 2017	263	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a term exceeding one year, as is more common with our DataV software bookings. Amortization of contract acquisition costs was $7,000 and $12,000 for the three months ended September 30, 2018 and 2017, respectively, and was $93,000 and $160,000 for the nine months ended September 30, 2018 and 2017, respectively. There were no asset impairment charges for contract acquisitions costs for any of the periods noted above.

For contracts that have a duration of less than one year, we apply a practical expedient and fully expense these costs as incurred.

 Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2018:

	Remainder of 2018	2019	2020	2021
Third-party software	$24	$50	$14	$—
Proprietary software	853	1,827	1,802	687
Professional engineering service	230	—	—	—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash	$7,665	$6,340
Cash equivalents (see Note 4)	3,727	6,519
Total cash and cash equivalents	11,392	12,859

Short-term investments (see Note 4)	5,879	11,895

Total cash, cash equivalents and short-term investments	$17,271	$24,754

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

Assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below (in thousands):

	September 30, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,981	$—	$1,981	$2,274	$—	$2,274
Corporate commercial paper	—	1,746	1,746	—	3,245	3,245
Corporate debt	—	—	—	—	1,000	1,000
Total cash equivalents	1,981	1,746	3,727	2,274	4,245	6,519
Short-term investments:
Corporate commercial paper	—	3,231	3,231	—	5,480	5,480
Corporate debt	—	2,648	2,648	—	6,415	6,415
Total short-term investments	—	5,879	5,879	—	11,895	11,895
Total assets measured at fair value	$1,981	$7,625	$9,606	$2,274	$16,140	$18,414

As of September 30, 2018, and December 31, 2017, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Goodwill and Intangible Assets

Goodwill was originally recorded in September 2011 in connection with the acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services. The excess of the acquisition consideration over the fair value of net assets acquired was recorded as goodwill. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2018.

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(984)	$291	$1,275	$(910)	$365

Amortization expense was $25,000 for each of the three months ended September 30, 2018 and 2017, and $74,000 for each of the nine months ended September 30, 2018 and 2017. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2018	$24
2019	98
2020	98
2021	71
Total	$291

6. Credit Agreement

Line of Credit

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date for an additional year to September 22, 2018. At our election, advances under the Credit Agreement bore interest at either (1) a rate per annum equal to 1.5% below the Bank’s applicable prime rate or (2) 1.5% above the Bank’s applicable LIBOR rate, in each case as defined in the Credit Agreement. The Credit Agreement contained customary affirmative and negative covenants, including compliance with financial ratios and metrics, as well as limitations on our ability to pay distributions or dividends while there was an ongoing event of default or to the extent such distribution caused an event of default. We were required to maintain certain minimum interest coverage ratios, liquidity levels and asset coverage ratios as defined in the Credit Agreement. In September 2016, we entered into a letter of credit agreement for $250,000, secured by the Credit Agreement in connection with the lease of our corporate headquarters. Accordingly, the maximum principal amount available, if we were eligible to borrow under the Credit Agreement, was reduced to $11.75 million while the Credit Agreement was in effect.

The Credit Agreement expired on September 22, 2018 in accordance with its terms with no amounts outstanding. There were no amounts outstanding under the Credit Agreement at December 31, 2017.

7. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (together with the Stock Plan, the “Plans”). Under the Plans, stock options to purchase shares of our common stock may be granted with a fixed exercise price that is equal to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, and restricted stock units (“RSUs”).

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activities. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Expected life	4.4 years	3.3 years	5.3 years	3.3 years
Expected volatility	56%	52%	55%	52%
Risk-free interest rate	2.7%	1.7%	2.5%	1.7%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue — professional engineering service	$11	$13	$30	$98
Selling, general and administrative	237	457	421	1,061
Research and development	57	70	169	191
Total stock-based compensation expense	$305	$540	$620	$1,350
Per diluted share	$0.02	$0.04	$0.05	$0.11

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2017	1,912,161	$4.88	7.61	$781,735
Granted	283,893	3.78
Exercised	(2,422)	3.59
Forfeited	(385,736)	4.94
Expired	(332,036)	4.17
Balance at September 30, 2018	1,475,860	$4.81	6.88	$3,950
Vested and expected to vest at September 30, 2018	1,366,764	$4.82	6.73	$3,259
Exercisable at September 30, 2018	954,862	$4.84	5.97	$—

At September 30, 2018, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $489,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average grant-date fair value of options granted during the period	$1.02	$2.45	$1.89	$2.62
Options in-the-money (in shares)	26,000	1,261,705	26,000	1,261,705
Aggregate intrinsic value of options exercised during the period	$-	$31,338	$1,853	$89,171

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2017	116,968	$5.33
Granted	159,760	3.06
Vested	(82,868)	4.55
Forfeited	(52,441)	4.53
Unvested at September 30, 2018	141,419	$3.51
Expected to vest after September 30, 2018	125,050	$3.46

At September 30, 2018, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $232,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.7 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2018:

September 30, 2018
Stock options outstanding	1,475,860
Restricted stock units outstanding	141,419
Stock options and restricted stock units available for future grant	1,515,816
Common stock reserved for future issuance	3,133,095

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

Rent expense was $211,000 and $253,000 for the three months ended September 30, 2018 and 2017, respectively, and $695,000 and $786,000 for the nine months ended September 30, 2018 and 2017, respectively.

Future operating lease commitments are as follows by calendar year (in thousands):

September 30, 2018
Remainder of 2018	$312
2019	1,246
2020	646
2021	48
Total commitments	$2,252

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Third-party software:
Revenue	$14,241	$16,240	$47,297	$48,542
Cost of revenue	12,003	13,619	39,837	40,804
Gross profit	2,238	2,621	7,460	7,738
Proprietary software:
Revenue	796	1,200	2,872	4,335
Cost of revenue	111	34	252	105
Gross profit	685	1,166	2,620	4,230
Professional Engineering Service:
Revenue	1,657	2,213	6,406	8,465
Cost of revenue	1,221	1,620	4,666	5,927
Gross profit	436	593	1,740	2,538
Total gross profit	3,359	4,380	11,820	14,506
Operating expenses	5,491	6,926	20,148	19,630
Other income, net	65	34	156	148
Income tax benefit (expense)	(20)	44	(32)	150
Net loss	$(2,087)	$(2,468)	$(8,204)	$(4,826)

Revenue by geography is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue:
North America	$15,441	$17,982	$52,909	$57,480
Asia	579	875	1,164	1,429
Europe	674	796	2,502	2,433
Total revenue	$16,694	$19,653	$56,575	$61,342

	September 30, 2018	December 31, 2017
Long-lived assets:
North America	$1,388	$991
Asia	100	76
Europe	4,051	4,114
Total long-lived assets	$5,539	$5,181

10. Significant Risk Concentrations

Significant Customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $2.9 million or 15% of total revenue for the three months ended September 30, 2017 and $9.1 million or 15% of total revenue for the nine months ended September 30, 2017. No other customers accounted for 10% or more of total revenue for the 2017 periods noted above. No customers accounted for 10% or more of total revenue for the three and nine months ended September 30, 2018.

Honeywell had accounts receivable balances of $5.1 million or approximately 39% of total accounts receivable at September 30, 2018 and $8.7 million or approximately 48% of total accounts receivable at December 31, 2017. No other customer accounted for 10% or more of total accounts receivable at September 30, 2018 or December 31, 2017.

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

Software sales under these agreements constitute a significant portion of our total revenue. These agreements are typically renewed bi-annually, annually or semi-annually; however, there is no automatic renewal provision in any of these agreements. Further, these agreements can be terminated unilaterally by Microsoft at any time. Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems, pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules, we allocate 30% of rebate values to reduce cost of sales and the remaining 70% to offset qualified marketing expenses in the period the expenditures are incurred.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reductions to cost of revenue	$159	$126	$577	$323
Reductions to marketing expense	$294	$185	$673	$558

There was a balance of approximately $371,000 in qualified outstanding rebate credits at September 30, 2018, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

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

Overview

Since our inception, our business has largely been focused on providing software solutions (historically, including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. We focus on systems that utilize various Microsoft Windows Embedded operating systems as well as devices running other popular operating systems such as Android, Linux, and QNX, and that are usually connected to a network via a wired or wireless connection. Our customers include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. A significant portion of our business historically has also been focused on reselling software from Microsoft, from which a majority of our revenue currently continues to be derived.

Beginning in early 2014, we initiated development efforts focused on new proprietary software products addressing the Industrial Internet of Things (“IIoT”) market, by interconnecting uniquely identifiable devices, extracting data from those devices and applying advanced analytics and machine learning to the data in order to derive meaningful and actionable insights. While IIoT is a relatively new market, we believe the work we have engaged since our inception—namely adding intelligence and connectivity to discrete standalone devices and systems—embodies much of what is central to the core functionality of IIoT. These software development efforts have driven our DataV™ business initiative, which includes software products, applications and services that are designed to turn raw IIoT device data into meaningful and actionable data for our customers.

We launched DataV late in the first quarter of 2016 and announced our first three major customer bookings later that year. These bookings were comprised of software licensing, software maintenance and related systems integration services and are, we believe, indicative of the potential customer demand for DataV. During the first half of 2018, we entered into a multi-year DataV Software-as-a-Service, or SaaS, contract along with an engineering service contract with a Fortune 100 customer to deliver IIoT device and content management to IIoT devices across North America and Europe.

We believe that DataV and related services (“DataV software solutions”) continue to present significant opportunities in an expanding and evolving market. In 2016, developing, selling and implementing DataV software solutions became our focus, representing a transition away from dependence on third-party software and legacy professional engineering services toward increased reliance on our own proprietary software and related engineering services. We intend to continue to run our third-party software resale business to maximize cash flow for the foreseeable future. Our legacy professional engineering services business is now managed as a part of our overall services business, which increasingly serves DataV customers and prospects.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue	$16,694	$19,653	$(2,959)	(15)%	$56,575	$61,342	$(4,767)	(8)%
Cost of revenue	13,335	15,273	(1,938)	(13)%	44,755	46,836	(2,081)	(4)%
Gross profit	3,359	4,380	(1,021)	(23)%	11,820	14,506	(2,686)	(19)%
Operating expenses	5,491	6,926	(1,435)	(21)%	20,148	19,630	518	3%
Loss from operations	(2,132)	(2,546)	414	16%	(8,328)	(5,124)	(3,204)	(63)%
Other income, net	65	34	31	91%	156	148	8	5%
Loss before income taxes	(2,067)	(2,512)	445	18%	(8,172)	(4,976)	(3,196)	(64)%
Income tax benefit (expense)	(20)	44	(64)	n/a	(32)	150	(182)	n/a
Net loss	$(2,087)	$(2,468)	$381	15%	$(8,204)	$(4,826)	$(3,378)	(70)%

Revenue

We generate revenue from the sale of software, both third-party software that we resell and our own proprietary software, and the sale of professional engineering service. Total revenue decreased for the quarterly period ended September 30, 2018 compared to the prior year period, primarily due to lower sales of Microsoft Windows Embedded operating systems and Microsoft Windows Mobile operating systems, and lower revenue from professional engineering service and other (non-DataV) proprietary software.

Total revenue decreased for the year-to-date period ended September 30, 2018 due to lower sales of Microsoft Windows Mobile operating systems and lower revenue from professional engineering service and proprietary software, partially offset by higher sales of Microsoft Windows Embedded operating systems.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue
Third-party software	$14,241	$16,240	$(1,999)	(12)%	$47,297	$48,542	$(1,245)	(3)%
Proprietary software	796	1,200	(404)	(34)%	2,872	4,335	(1,463)	(34)%
Professional engineering service	1,657	2,213	(556)	(25)%	6,406	8,465	(2,059)	(24)%
Total revenue	$16,694	$19,653	$(2,959)	(15)%	$56,575	$61,342	$(4,767)	(8)%
As a percentage of total revenue:
Third-party software	85%	83%			84%	79%
Proprietary software	5%	6%			5%	7%
Professional engineering service	10%	11%			11%	14%

Third-party software revenue

Third-party software revenue decreased for the quarterly period ended September 30, 2018, primarily due to lower sales of Microsoft Windows Embedded operating systems to Honeywell. During the first quarter of 2018, we decided not to compete for sales in intense price competitive situations in an effort to maintain a certain gross margin level, and therefore decided not to pursue sales opportunities with Honeywell in Europe. As a result, our sales to Honeywell decreased for the quarterly period ended September 30, 2018 and will continue to decrease between $1.2 million to $1.5 million in revenue for the remainder of 2018.

Third-party software revenue decreased for the year-to-date period ended September 30, 2018 primarily due to lower sales of Microsoft Windows Mobile operating systems and lower sales to Honeywell, partially offset by higher sales of Microsoft Windows Embedded operating systems driven by stronger demand from our existing customers in the first half of fiscal 2018 compared to the prior year period.

Sales of Microsoft operating systems represented approximately 83% and 81% of our total revenue and 60% and 57% of our total gross margin for the three and nine months ended September 30, 2018, respectively, and approximately 80% and 77% of our total revenue and 55% and 50% of our total gross margin for the three and nine months ended September 30, 2017, respectively.

Proprietary software revenue

Proprietary software revenue decreased for the quarterly period ended September 30, 2018, primarily due to lower sales of other (non-DataV) proprietary software. Proprietary software revenue decreased for the year-to-date period ended September 30, 2018, primarily due to timing of DataV software revenue recognition and lower sales of other proprietary software. Specifically, a greater portion of DataV software license fees from PACCAR was recognized in the prior year period compared to DataV software license fees from Itron that were recognized in the current year period. We expect revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods. We anticipate that our DataV revenue will grow over time, but that sales of other proprietary software products will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue decreased for the quarterly and year-to-date periods ended September 30, 2018, largely due to a decrease in service revenue in North America with the completion of several existing customer projects in 2017. We expect that professional engineering service revenue will vary in timing and amount in future periods as we continue to align our organizational structure.

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

Gross profit and gross margin were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Third-party software gross profit	$2,238	$2,621	$(383)	(15)%	$7,460	$7,738	$(278)	(4)%
Third-party software gross margin	16%	16%		(—)%	16%	16%		(—)%
Proprietary software gross profit	$685	$1,166	$(481)	(41)%	$2,620	$4,230	$(1,610)	(38)%
Proprietary software gross margin	86%	97%		(11)%	91%	98%		(7)%
Professional engineering service gross profit	$436	$593	$(157)	(26)%	$1,740	$2,538	$(798)	(31)%
Professional engineering service gross margin	26%	27%		(4)%	27%	30%		(10)%
Total gross profit	$3,359	$4,380	$(1,021)	(23)%	$11,820	$14,506	$(2,686)	(19)%
Total gross margin	20%	22%		(9)%	21%	24%		(13)%

Third-party software gross profit and gross margin

Third-party software gross profit decreased for each of the quarterly and year-to-date periods ended September 30, 2018 due to lower sales of third-party software. Third-party software gross margin remained relatively constant for the quarterly and year-to-date periods ended September 30, 2018 compared to the respective prior year periods.

Gross profit on third-party software is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $159,000 and $577,000 of rebate credits during the three and nine months ended September 30, 2018, respectively, compared to $126,000 and $323,000 during the three and nine months ended September 30, 2017, respectively, all of which were accounted for as reductions in cost of revenue.

Proprietary software gross profit and gross margin

Proprietary software gross profit decreased for each of the quarterly and year-to-date periods ended September 30, 2018 primarily due to lower proprietary software revenue. Proprietary software gross margin decreased for each of the quarterly and year-to-date periods ended September 30, 2018 largely due to higher cost of sales related to maintenance and support activities for DataV.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit decreased for each of the quarterly and year-to-date periods ended September 30, 2018 primarily due to lower professional engineering service revenue. Professional engineering service gross margin decreased for each of the quarterly and year-to-date periods ended September 30, 2018 primarily due to a higher utilization of engineering services in the prior year periods.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating expenses:
Selling, general and administrative	$3,199	$5,338	$(2,139)	(40)%	$13,548	$15,249	$(1,701)	(11)%
Research and development	2,292	1,588	704	44%	6,600	4,381	2,219	51%
Total operating expenses	$5,491	$6,926	$(1,435)	(21)%	20,148	19,630	518	3%
As a percentage of total revenue:
Selling, general and administrative	19%	27%			24%	25%
Research and development	14%	8%			12%	7%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended September 30, 2018, primarily due to lower salaries and related benefits resulting from our spending reduction efforts throughout 2018 and reduced commission expense on lower sales. SG&A expenses decreased for the year-to-date period ended September 30, 2018 primarily due to lower salaries and related benefits resulting from the spending reductions noted above, lower stock compensation expense due to forfeitures of stock options and RSUs, reduced commission expense on lower sales, and lower marketing spend. These decreases for the year-to-date period were partially offset by higher severance costs.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses increased for each of the quarterly and year-to-date periods ended September 30, 2018, due to increased headcount and associated spending for continued development of our DataV product line.

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for each of the quarterly and year-to-date periods ended September 30, 2018 as compared to the prior year periods.

Income taxes

Income taxes increased for the quarterly and year-to-date periods ended September 30, 2018, primarily due to the tax benefit recorded in the prior year period which was not repeated in the current year period. The tax benefit in the prior year period was related to non-recurring discrete items, including U.K. tax benefits from stock compensation expense deductions, a net operating loss carryback and an international tax reserve release.

Liquidity and Capital Resources

As of September 30, 2018, we had $17.3 million of cash, cash equivalents and investments, compared to $24.8 million at December 31, 2017, reflecting a net use of approximately $7.5 million in cash, cash equivalents and investments during the nine months ended September 30, 2018. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at September 30, 2018 had minimal default risk and consisted of short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $6.8 million for the nine months ended September 30, 2018, which included a working capital increase of approximately $0.3 million and our net loss (offset by non-cash adjustments) of $7.1 million. The working capital increase included $4.9 million of cash inflows related to accounts receivable, primarily from lower sales to Honeywell in Europe. This increase was partially offset by cash outflows of $2.7 million related to third-party software fees payable and $0.9 million related to deferred revenue, primarily on DataV contracts.

Operating activities used cash of approximately $6.3 million for the nine months ended September 30, 2017, which included a working capital usage of approximately $3.3 million and our net loss (offset by non-cash adjustments) of $3.0 million. The working capital usage included cash outflows of $6.9 million related to third-party software fees payable, partially offset by $4.2 million of cash inflows related to accounts receivable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $5.3 million for the nine months ended September 30, 2018, due to net cash inflows on short-term investments of $6.0 million, partially offset by $0.7 million in purchases of equipment and furniture, primarily related to $0.6 million of capitalized software development costs.

Investing activities provided cash of approximately $4.9 million for the nine months ended September 30, 2017, primarily due to net cash inflows on short-term investments of $5.3 million.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $9,000 and $174,000 for the nine months ended September 30, 2018 and 2017, respectively, generated from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date for an additional year to September 22, 2018. The Credit Agreement expired on September 22, 2018 in accordance with its terms and there were no amounts outstanding under the Credit Agreement as of December 31, 2017. See Note 6, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.3 million for the remainder of 2018, $1.3 million in 2019, and $0.7 million in 2020 and thereafter.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BSQUARE CORPORATION (Registrant)

Date: November 13, 2018	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Secretary and Treasurer