Form 10-Q
period 2019-03-31
BSQUARE CORP /WA
filed 2019-05-14
CIK 1054721

250\‘I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2019: 12,837,534

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BSQR	The NASDAQ Stock Market LLC (NASDAQ Global Market)

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,489	$10,005
Restricted cash	338	263
Short-term investments	7,173	6,409
Accounts receivable, net of allowance for doubtful accounts of $31 at March 31, 2019 and $40 at December 31, 2018	9,713	11,581
Prepaid expenses and other current assets	874	685
Contract assets	841	1,053
Total current assets	26,428	29,996
Restricted cash, long term	263	263
Equipment, furniture and leasehold improvements, net	989	911
Deferred tax assets	7	7
Intangible assets, net	242	267
Right-of-use lease assets, net	1,089	—
Other non-current assets including contract assets	655	550
Total assets	$29,673	$31,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$7,317	$7,620
Accounts payable	221	565
Accrued compensation	1,810	1,629
Other accrued expenses	434	653
Deferred rent, current portion	—	347
Operating lease, current portion	1,131	—
Deferred revenue, current portion	1,551	1,652
Total current liabilities	12,464	12,466
Deferred rent	—	150
Deferred revenue	1,162	1,037
Operating lease	374	—
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,823,298 issued and outstanding at March 31, 2019 and 12,777,573 issued and outstanding at December 31, 2018	138,448	138,280
Accumulated other comprehensive loss	(916)	(926)
Accumulated deficit	(121,859)	(119,013)
Total shareholders' equity	15,673	18,341
Total liabilities and shareholders' equity	$29,673	$31,994

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Third-party software	$13,101	$16,064
Proprietary software	251	1,795
Professional engineering service	1,744	2,819
Total revenue	15,096	20,678
Cost of revenue:
Third-party software	11,149	13,354
Proprietary software	213	41
Professional engineering service	1,343	2,083
Total cost of revenue	12,705	15,478
Gross profit	2,391	5,200
Operating expenses:
Selling, general and administrative	2,934	5,448
Research and development	2,336	2,230
Total operating expenses	5,270	7,678
Loss from operations	(2,879)	(2,478)
Other income, net	33	44
Loss before income taxes	(2,846)	(2,434)
Income tax (expense) benefit	—	—
Net loss	$(2,846)	$(2,434)
Basic loss per share	$(0.22)	$(0.19)
Diluted loss per share	$(0.22)	$(0.19)
Shares used in per share calculations:
Basic	12,795	12,673
Diluted	12,795	12,673
Comprehensive loss:
Net loss	$(2,846)	$(2,434)
Other comprehensive income (loss):
Foreign currency translation, net of tax	2	(11)
Unrealized gain on investments, net of tax	8	10
Total other comprehensive income (loss)	10	(1)
Comprehensive loss	$(2,836)	$(2,435)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,846)	$(2,434)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	194	141
Stock-based compensation	168	331
Changes in operating assets and liabilities:
Accounts receivable, net	1,868	1,302
Prepaid expenses and other assets	(176)	(359)
Contract assets	75	3
Third-party software fees payable	(303)	142
Accounts payable and accrued expenses	(382)	(27)
Operating lease	416	—
Deferred revenue	24	(2,266)
Deferred rent	(497)	(83)
Net cash used by operating activities	(1,459)	(3,250)
Cash flows from investing activities:
Purchases of equipment and furniture	(246)	(82)
Proceeds from maturities of short-term investments	4,390	6,125
Purchases of short-term investments	(5,127)	(4,983)
Net cash provided (used) by investing activities	(983)	1,060
Cash flows from financing activities—proceeds from exercise of stock options	9	12
Effect of exchange rates on cash	(8)	11
Net decrease in cash, restricted cash, and cash equivalents	(2,441)	(2,167)
Cash, restricted cash, and cash equivalents, beginning of year	10,531	12,859
Cash, restricted cash, and cash equivalents, end of quarter	$8,090	$10,692

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	—	$—	12,777,573	$138,280	$(926)	$(119,013)	$18,341
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	45,725	168	—	—	168
Shares of restricted stock withheld for taxes	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(2,846)	(2,846)
Foreign currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized gain on investments, net of tax	—	—	—	—	8	—	8
Balance as of March 31, 2019	—	$—	12,823,298	$138,448	$(916)	$(121,859)	$15,673

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. In the Condensed Consolidated Statements of Operations and Comprehensive Loss, prior period software revenue has been separately presented as third-party software and proprietary software to conform to current period presentation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2019, our operating results for the three months ended March 31, 2019 and 2018 and our cash flows for the three months ended March 31, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements as of that date.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 4, 2019.

Basis of consolidation

The consolidated financial statements include the accounts of BSQUARE and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Recently Adopted Accounting Standard

We adopted Accounting Standard Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”) on January 1, 2019.  See Note 6, “Leases.”

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of stock-based awards, assumptions used to determine the net present value of operating lease liabilities, and the fair values of acquired assets and liabilities, among other estimates. Actual results may differ from these estimates.

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2019	2018
Stock options	1,485,981	1,528,907
Restricted stock units	77,532	64,192

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$12,727	$244	$1,557	$14,528	$15,119	$1,683	$2,487	$19,289
Europe	320	6	135	461	593	100	246	939
Asia	54	1	52	107	352	12	86	450
Total	$13,101	$251	$1,744	$15,096	$16,064	$1,795	$2,819	$20,678

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had asset impairment charges related to contract assets for each of the three months ended March 31, 2019 and 2018.

Significant changes in the contract assets and the deferred revenue balances during the three months ended March 31, 2019 were as follows (in thousands):

	Three Months Ended March 31, 2019
	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2018	$—	$369
Transferred to receivables from contract assets recognized at December 31, 2018	302	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year, as is more common with our DataV software bookings. Amortization of contract acquisition costs was $7,000 and $80,000 for the three months ended March 31, 2019 and 2018, respectively.  There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2019:

	Remainder of 2019	2020	2021	2022
Third-party software	$37	$14	$—	$—
Proprietary software	2,179	1,755	1,936	196
Professional engineering services	—	—	—	—

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$5,976	$6,780
Cash equivalents (see detail in Note 4)	1,513	3,225
Restricted cash	338	263
Restricted cash, long-term	263	263
Total cash and cash equivalents	8,090	10,531
Short-term investments (see detail in Note 4)	7,173	6,409
Total cash, cash equivalents and short-term investments	$15,263	$16,940

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

Assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below (in thousands):

	March 31, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$264	$—	$264	$1,277	$—	$1,277
Government and agencies	—	500	$500	—	—	—
Corporate commercial paper	—	749	749	—	1,198	1,198
Corporate debt	—	—	—	—	750	750
Total cash equivalents	264	1,249	1,513	1,277	1,948	3,225
Restricted cash:
Money market funds	601	—	601	526	—	526
Short-term investments:
Corporate commercial paper	—	5,276	5,276	—	3,874	3,874
Corporate debt	—	1,897	1,897	—	2,535	2,535
Total short-term investments	—	7,173	7,173	—	6,409	6,409
Total assets measured at fair value	$865	$8,422	$9,287	$1,803	$8,357	$10,160

As of March 31, 2019 and December 31, 2018, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(1,033)	$242	$1,275	$(1,008)	$267

Amortization expense was $25,000 for each of the three months ended March 31, 2019 and 2018. Amortization in future periods is expected to be as follows (in thousands):

2019	73
2020	98
2021	71
Total	$242

6. Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, requiring most leases to be recognized by lessees on their balance sheets as right-of-use (“ROU”) assets, along with corresponding lease liabilities.  ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted.  We adopted ASU 2016-02 effective January 1, 2019 and elected the modified retrospective transition method, recording a cumulative-effect adjustment as of that date and presenting comparative prior year periods in accordance with Accounting Standards Codification Topic 840.  On the date of adoption, we recorded a cumulative adjustment to recognize new net lease liabilities of $1.7 million and new ROU assets of $1.2 million, for operating leases on our consolidated balance sheets, based on the present value of remaining rental payments for existing operating leases. As part of adoption, we also de-recognized $0.5 million in deferred rent.  Adoption of the standard did not have a material impact on our statement of operations or statement of cash flows.  As part of adoption, we elected the short-term lease recognition exemption for our facility rental and equipment leases (all leases that qualified), which means that we did not recognize ROU assets or lease liabilities for existing short-term leases (leases of 12-months or less) as of the January 1, 2019 adoption date.  In addition, when adopting ASU 2016-02 we applied the following practical expedients to forego assessing:

•	whether any expired or existing contracts are or contain a lease,
•	lease classification for any expired or existing leases, and
•	initial direct costs for any existing leases.

We determine if an arrangement is a lease at inception.  On our balance sheet, our office leases are included in ROU assets and related lease liabilities are included in the Operating lease, current portion and Operating lease statement line items.  We determined that we do not currently have any leases that we are required to classify as finance leases.

ROU assets represent our right to use the underlying assets for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease agreements.  Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease.  For leases that do not provide an implicit rate, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments.  We will use the implicit rate in the lease when readily determinable.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Our leases have remaining terms of one to four years.  The only leases that contain renewal options are for office space leases at our Bellevue and Taiwan locations.  However, because of changes in our business, we are not able to determine with reasonable certainty whether either or both of these leases will be renewed.  As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

Three months ended
Total component lease expense was as follows (in thousands):	March 31, 2019
Operating leases	$348
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$429
Supplemental balance sheet information related to leases was as follows (dollars in thousands):	March 31, 2019
Operating leases:
Right of use	$1,089
Current portion of operating lease liability	$1,131
Operating lease liability, net of current portion	374
Total operating lease liabilities	$1,505
Weighted Average Remaining Lease Term	1.4 years
Weighted Average Discount Rate	7.0%

As of March 31, 2019, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
Remainder of 2019	$900
2020	624
2021	61
Total minimum lease payments	1,585
Less: amount representing interest	(80)
Present value of lease liabilities	$1,505

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

	Three Months Ended March 31,
	2019	2018
Dividend yield	0%	0%
Expected life	6.0 years	5.4 years
Expected volatility	64%	54%
Risk-free interest rate	2.2%	2.4%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Cost of revenue — professional engineering service	$6	$11
Selling, general and administrative	188	264
Research and development	(26)	56
Total stock-based compensation expense	$168	$331
Per diluted share	$0.01	$0.03

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2018	1,390,012	$4.77	6.83	$—
Granted	575,625	1.97
Exercised	—	—
Forfeited	(54,194)	4.90
Expired	(20,296)	5.17
Balance at March 31, 2019	1,891,147	$3.90	6.96	$180
Vested and expected to vest at March 31, 2019	1,638,226	$4.13	6.55	$117
Exercisable at March 31, 2019	979,630	$4.85	4.00	$—

At March 31, 2019, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $159,524. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.9 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2019	2018
Weighted average grant-date fair value of options granted during the period	$1.97	$2.09
Options in-the-money (in shares)	6,000	737,632
Aggregate intrinsic value of options exercised during the period	$—	$275

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2018	186,516	$2.88
Granted	—	—
Vested	(45,725)	2.82
Forfeited	(18,876)	4.23
Unvested at March 31, 2019	121,915	$2.69
Expected to vest after March 31, 2019	114,770	$2.65

At March 31, 2019, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $161,747. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.3 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2019:

March 31, 2019
Stock options outstanding	1,891,147
Restricted stock units outstanding	121,915
Stock options and restricted stock units available for future grant	1,593,641
Common stock reserved for future issuance	3,606,703

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2021. We have lease commitments for office space in Bellevue, Washington; Boston, Massachusetts; Taipei, Taiwan; and Trowbridge, UK.   See Note 6, “Leases.”

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

	Three Months Ended March 31,
	2019	2018
Third-party software:
Revenue	$13,101	$16,064
Cost of revenue	11,149	13,354
Gross profit	1,952	2,710
Proprietary software:
Revenue	251	1,795
Cost of revenue	213	41
Gross profit	38	1,754
Professional Engineering Service:
Revenue	1,744	2,819
Cost of revenue	1,343	2,083
Gross profit	401	736
Total gross profit	2,391	5,200
Operating expenses	5,270	7,678
Other income, net	33	44
Income tax (expense) benefit	—	—
Net loss	$(2,846)	$(2,434)

Revenue by geography is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue:
North America	$14,528	$19,289
Asia	107	450
Europe	461	939
Total revenue	$15,096	$20,678

	March 31, 2019	December 31, 2018
Long-lived assets:
North America	$1,545	$1,578
Asia	83	91
Europe	258	4,023
Total long-lived assets	$1,886	$5,692

10. Significant Risk Concentrations

Significant Customer

No customers accounted for 10% or more of total revenue for three months ended March 31, 2019.  Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $2.7 million or 13% of total revenue for the three months ended March 31, 2018. No other customers accounted for 10% or more of total revenue for the 2018 period noted above.

Honeywell had accounts receivable balances of $2.3 million or approximately 24% of total accounts receivable at March 31, 2019 and $2.8 million or approximately 24% of total accounts receivable at December 31, 2018. No other customer accounted for 10% or more of total accounts receivable at March 31, 2019 or December 31, 2018.

Significant Supplier

Effective March 1, 2019, pursuant to a new Global Partnership Agreement with Microsoft Corporation (“Microsoft”), we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Cuba, Haiti, Dominican Republic, Jamaica, Trinidad and Tobago, Guadeloupe, Martinique, Bahamas, Barbados, Saint Lucia, Curacao, Aruba, Saint Vincent and the Grenadines, U.S. Virgin Islands, Grenada, Dominica, Cayman Islands, Saint Kitts and Nevis, Sint Maarten, Turks and Caicos Islands, Saint Martin, British Virgin Islands, Sint Eustatius, Saba, Anguilla, Montserrat, Colombia, Saint Barthelemy, Antigua and Barbuda.  Our existing distribution agreement for sales of Windows Embedded operating systems in the E.U., the European Free Trade Association, Turkey and Africa, from which we generated approximately 3.7% of our third-party software sales in 2018, expires on June 30, 2019 and will not be renewed thereafter. We have also entered into ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. There is no automatic renewal provision in any of these agreements, and these agreements can be terminated unilaterally by Microsoft at any time.

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

•

For the three months ended March 31, 2019, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

•

For the three months ended March 31, 2018, we allocated 30% of rebates to reduce cost of sales, with the remaining 70% available to offset qualified marketing expenses in the period the expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reductions to cost of revenue	$82	$260
Reductions to marketing expense	$413	$267

There was a balance of approximately $328,000 in qualified outstanding rebate credits at March 31, 2019, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

11. Credit Agreement

Line of Credit

In September 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Bank”) in the principal amount of up to $12.0 million. In September 2016, the Credit Agreement was modified to extend the final due date to September 2018, at which point it expired.  No borrowings were ever outstanding under the Credit Agreement.

12.  Subsequent Event

On May 9, 2019, our Board of Directors approved a severance plan that includes a workforce elimination of 38 positions, comprised of 32 employees and 6 consultants.  This one-time involuntary termination benefit plan reduced our workforce by approximately 25% and was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives.

We currently anticipate incurring pre-tax severance charges under this severance plan of approximately $1.1 million, representing one-time cash employee termination benefits including severance and other employment obligations, which will be paid out beginning in the second quarter of 2019 through early 2020.  We expect the workforce reductions will be substantially completed by the end of the third quarter of 2019 and anticipate that cost savings will be realized beginning in the third quarter of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantes of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We believe that IIoT represents a large, expanding addressable market that industrial customers are only now starting to embrace. We also believe that many potential customers need assistance with their digital transformation activities prior to making long-term solutions commitments as they transition from a non-cloud business to a cloud-based business.  We also believe there is still a viable market for our legacy third-party Embedded OS license software.   In 2019, we intend to go to market with a pragmatic edge-to-cloud message and product strategy that allows us to build on our legacy of helping our customers build intelligent devices but now offers a complete solution that allows our customers to build and operate the next generation of intelligent devices and systems.  We will continue to support our existing DataV customer commitments but will stop marketing DataV as an IIoT platform.  Instead, we intend to offer customers a set of IIoT solution components, solution accelerators and software engineering services.  We intend to continue to run our legacy third-party embedded OS software resale business to maximize opportunities and cash flow within that market. Our legacy professional engineering service business is now managed as a part of our overall services business, which we anticipate will increasingly serve our IIoT customers.

Critical Accounting Judgments

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue	$15,096	$20,678	$(5,582)	(27)%
Cost of revenue	12,705	15,478	(2,773)	(18)%
Gross profit	2,391	5,200	(2,809)	(54)%
Operating expenses	5,270	7,678	(2,408)	(31)%
Loss from operations	(2,879)	(2,478)	(401)	(16)%
Other income, net	33	44	(11)	(25)%
Loss before income taxes	(2,846)	(2,434)	(412)	(17)%
Income tax benefit	—	—	—	n/a
Net loss	$(2,846)	$(2,434)	$(412)	(17)%

Revenue

We generate revenue from the sale of software, both third-party software that we resell and our own proprietary software, and the sale of professional engineering service. Total revenue decreased for the quarterly period ended March 31, 2019 compared to the prior year period, primarily due to lower sales of Microsoft Windows Embedded operating systems and Microsoft Windows Mobile operating systems, and lower revenue from professional engineering service and other (non-DataV) proprietary software.

Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue
Third-party software	$13,101	$16,064	$(2,963)	(18)%
Proprietary software	251	1,795	(1,544)	(86)%
Professional engineering service	1,744	2,819	(1,075)	(38)%
Total revenue	$15,096	$20,678	$(5,582)	(27)%
As a percentage of total revenue:
Third-party software	87%	78%
Proprietary software	2%	9%
Professional engineering service	12%	14%

Third-party software revenue

Third-party software revenue decreased for the quarterly period ended March 31, 2019, primarily due to lower sales of Microsoft Windows Embedded operating systems to Honeywell. During the first quarter of 2018, we decided not to compete for sales in intense price competitive situations in an effort to maintain a certain gross margin level, and therefore decided not to pursue sales opportunities with Honeywell in Europe. As a result, our sales to Honeywell decreased by $2.0 million, from $2.7 million for the three months ended March 31, 2018 to $0.7 million for the three months ended March 31, 2019.

Sales of Microsoft operating systems represented approximately 84% and 75% of our total revenue and 74% and 44% of our total gross margin for the three months ended March 31, 2019 and 2018, respectively.

Proprietary software revenue

Proprietary software revenue decreased for the quarterly period ended March 31, 2019, primarily due to lower DataV software revenue recognized in the current quarter compared to the prior year quarter due to the timing of license acceptance.  We expect revenue from both DataV and our other proprietary software will continue to fluctuate in timing and amount in future periods and will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue decreased for the quarterly period ended March 31, 2019, largely due to a decrease in service revenue in North America with the completion of several existing customer DataV projects in 2018. We expect that professional engineering service revenue will vary in timing and amount in future periods as we continue to align our organizational structure.

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

Gross profit and gross margin were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Third-party software gross profit	$1,952	$2,710	$(758)	(28)%
Third-party software gross margin	15%	17%		(12)%
Proprietary software gross profit	$38	$1,754	$(1,716)	(98)%
Proprietary software gross margin	15%	98%		(85)%
Professional engineering service gross profit	$401	$736	$(335)	(46)%
Professional engineering service gross margin	23%	26%		(12)%
Total gross profit	$2,391	$5,200	$(2,809)	(54)%
Total gross margin	16%	25%		(36)%

Third-party software gross profit and gross margin

Third-party software gross profit decreased for the quarterly period ended March 31, 2019 due to lower sales of third-party software. Third-party software gross margin decreased as a result of a $178,000 reduction in the amount of Microsoft rebate credits recognized in the current quarterly period compared to the prior year period.

Gross profit on third-party software is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $82,000 of rebate credits during the three months ended March 31, 2019, compared to $260,000 during the three months ended March 31, 2018, all of which were accounted for as reductions in cost of revenue.

Proprietary software gross profit and gross margin

Proprietary software gross profit decreased for the quarterly period ended March 31, 2019 primarily due to lower proprietary software revenue. Proprietary software gross margin decreased for the quarterly period ended March 31, 2019 largely due to higher cost of sales related to maintenance and support activities for DataV.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit decreased for the quarterly period ended March 31, 2019 primarily due to lower professional engineering service revenue. Professional engineering service gross margin decreased for the quarterly period ended March 31, 2019 primarily due to a higher utilization of engineering services in the prior year period.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,934	$5,448	$(2,514)	(46)%
Research and development	2,336	2,230	106	5%
Total operating expenses	$5,270	$7,678	$(2,408)	(31)%
As a percentage of total revenue:
Selling, general and administrative	19%	26%
Research and development	15%	11%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended March 31, 2019, primarily due to lower salaries and related benefits resulting from our spending reduction efforts that began in the second half of 2018 and into 2019, reduced commission expense on lower sales, lower stock compensation expense due to forfeitures of stock options and RSUs, and lower marketing spend. These decreases for the year-to-date period were partially offset by higher severance costs.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses increased slightly for the quarterly period ended March 31, 2019, due to increased headcount and associated spending for continued development of our DataV product line.

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for the quarterly period ended March 31, 2019 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly periods ended March 31, 2019 and 2018 as a result of having a net loss in both respective periods.

Liquidity and Capital Resources

As of March 31, 2019, we had $15.3 million of cash, restricted cash, cash equivalents and investments, compared to $16.9 million at December 31, 2018, reflecting a net use of approximately $1.6 million in cash, restricted cash, cash equivalents and investments during the three months ended March 31, 2019. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at March 31, 2019 had minimal default risk and consisted of short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $1.5 million for the three months ended March 31, 2019, which included a working capital increase of approximately $1.0 million and our net loss (offset by non-cash adjustments) of $2.5 million. The working capital increase included $1.9 million of cash inflows related to accounts receivable, primarily from lower sales to Honeywell in Europe. This increase was partially offset by cash outflows of $0.4 million related to accounts payable and accrued expenses and $0.3 million in third-party software fees payable.

Operating activities used cash of approximately $3.3 million for the three months ended March 31, 2018, which included a working capital usage of approximately $1.3 million and our net loss (offset by non-cash adjustments) of $2.0 million. The working capital usage included cash outflows of $2.3 million related to deferred revenue, primarily on DataV contracts.  The working capital usage was offset by $1.3 million of cash inflows related to accounts receivable.

Cash Flows from Investing Activities

Investing activities used cash of approximately $1.0 million for the three months ended March 31, 2019, due to net cash outflows on short-term investments of $0.8 million and $0.2 million in purchases of equipment and furniture related to capitalized software development costs.

Investing activities provided cash of approximately $1.1 million for the three months ended March 31, 2018, primarily due to net cash inflows on short-term investments.

Cash Flows from Financing Activities

Financing activities provided negligible cash for each of the three months ended March 31, 2019 and 2018.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

On September 22, 2015, we entered into a two-year unsecured line of credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. in the principal amount of up to $12.0 million. On September 29, 2016, the Credit Agreement was modified to extend the final due date for an additional year to September 22, 2018. The Credit Agreement expired on September 22, 2018 in accordance with its terms and there were no amounts outstanding under the Credit Agreement as of December 31, 2018. See Note 11, “Credit Agreement” in the Notes to Condensed Consolidated Financial Statements in Item 1 for more information regarding the Credit Agreement.

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.9 million for the remainder of 2019, $0.6 million in 2020, and $0.1 million in 2021 and thereafter.

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements in Item 1.

Recent Developments

See Note 12, “Subsequent Event” in the Notes to Condensed Consolidated Financial Statements in Item 1, and Item 5, “Other Information” in Part II.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as listed below.

If our proprietary software solutions and engineering services offering fail to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive product and services offerings that keep pace with technological changes and needs, our business would be negatively impacted.

In 2019, we intend to go to market with a pragmatic edge-to-cloud message and product strategy that allow us to build on our legacy of helping our customers build intelligent devices but now offer a complete solution that allows our customers to build and operate the next generation of intelligent devices and systems.  We will continue to support our existing DataV solution customer commitments but will stop marketing DataV as an IIoT platform.  Instead, we intend to offer customers a set of IIoT solution components, solution accelerators and software engineering services.  Our ability to grow our higher-margin proprietary software revenue is contingent on the success of these IIoT solution components, solution accelerators and software engineering services, and if they fail to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive product offerings that keep pace with technological changes and needs, our business would be negatively impacted.

Expected operating efficiencies from our restructuring plans may not be realized as anticipated.

In the second quarter of 2019, we effected a workforce reduction intended to reduce expenses and better align our organizational structure with our strategic focus. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We cannot be certain that the anticipated benefits will be realized under our restructuring plans, which could result in further restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

Item 5.	Other Information

Costs Associated with Exit or Disposal Activities.

On May 9, 2019, our Board of Directors approved a restructuring plan that includes a workforce reduction of 38 positions, representing approximately 25% of our pre-reduction headcount.

This restructuring is intended to reduce operating costs and re-align our business model to support future business initiatives.  We currently anticipate incurring pre-tax severance charges of approximately $1.1 million in the second quarter of 2019, representing one-time cash employee termination benefits including severance and other employment obligations.

The Company expects the staff reductions will be substantially completed by the end of the third quarter of 2019 and anticipates that the cost savings will be realized beginning in the third quarter of 2019.

Item 6. Exhibits

Exhibit	Description	Filed or	Incorporated by Reference
Number		Furnished
		Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	March 19, 2003	3.2		000-27687
10.1 (1)	Global Partner Agreement with Microsoft Corporation effective March 1, 2019	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

(1) Certain portions of the referenced exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 13, 2019	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Secretary and Treasurer