Form 10-Q
period 2019-06-30
BSQUARE CORP /WA
filed 2019-08-13
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock outstanding as of July 31, 2019: 12,917,348

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,333	$10,005
Restricted cash	600	263
Short-term investments	5,627	6,409
Accounts receivable, net of allowance for doubtful accounts of $31 and $40 at June 30, 2019 and December 31, 2018, respectively	8,957	11,581
Contract assets	788	1,053
Prepaid expenses and other current assets	592	685
Total current assets	22,897	29,996
Restricted cash, long-term	—	263
Deferred tax assets	7	7
Equipment, furniture and leasehold improvements, less accumulated depreciation	450	911
Intangible assets, less accumulated amortization	218	267
Goodwill	—	—
Right-of-use lease asset, net	897	—
Other non-current assets	498	550
Total assets	$24,967	$31,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$7,378	$7,620
Accounts payable	680	565
Accrued compensation	1,585	1,629
Other accrued expenses	65	653
Deferred rent	—	347
Deferred revenue	1,104	1,652
Operating lease	1,070	—
Total current liabilities	11,882	12,466
Deferred rent, long-term	—	150
Deferred revenue, long-term	1,094	1,037
Operating lease, long-term	156	—
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,794,598 and 12,777,573 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	138,562	138,280
Accumulated other comprehensive loss	(1,000)	(926)
Accumulated deficit	(125,727)	(119,013)
Total shareholders' equity	11,835	18,341
Total liabilities and shareholders' equity	$24,967	$31,994

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Third-party software	$11,684	$16,992	$24,785	$33,056
Proprietary software	258	281	509	2,076
Professional engineering service	2,238	1,930	3,982	4,749
Total revenue	14,180	19,203	29,276	39,881
Cost of revenue:
Third-party software	9,923	14,480	21,072	27,834
Proprietary software	86	100	299	141
Professional engineering service	1,748	1,362	3,091	3,445
Total cost of revenue	11,757	15,942	24,462	31,420
Gross profit	2,423	3,261	4,814	8,461
Operating expenses:
Selling, general and administrative	3,082	4,901	6,016	10,349
Research and development	1,894	2,078	4,230	4,308
Restructuring costs	1,376	—	1,376	—
Total operating expenses	6,352	6,979	11,622	14,657
Loss from operations	(3,929)	(3,718)	(6,808)	(6,196)
Other income, net	61	47	94	91
Loss before income taxes	(3,868)	(3,671)	(6,714)	(6,105)
Income tax benefit (expense)	—	(12)	—	(12)
Net loss	$(3,868)	$(3,683)	$(6,714)	$(6,117)
Basic loss per share	$(0.30)	$(0.29)	$(0.52)	$(0.48)
Diluted loss per share	$(0.30)	$(0.29)	$(0.52)	$(0.48)
Shares used in per share calculations:
Basic	12,855	12,697	12,879	12,685
Diluted	12,855	12,697	12,879	12,685

Net loss	$(3,868)	$(3,683)	$(6,714)	$(6,117)
Other comprehensive income (loss)
Foreign currency translation, net of tax	(82)	21	(80)	10
Unrealized gain (loss) on investments, net of tax	(2)	(8)	6	2
Total other comprehensive income (loss)	(84)	13	(74)	12
Comprehensive loss	$(3,952)	$(3,670)	$(6,788)	$(6,105)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,714)	$(6,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480	305
Stock-based compensation	183	315
Impairment of capitalized software development costs	375	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,624	1,795
Contract assets	265	(136)
Prepaid expenses and other assets	88	70
Third-party software fees payable	(242)	(928)
Accounts payable and accrued expenses	(517)	(319)
Operating lease	329	—
Deferred revenue	(491)	(1,219)
Deferred rent	(497)	(168)
Net cash used in operating activities	(4,117)	(6,402)
Cash flows from investing activities:
Purchases of equipment and furniture	(264)	(488)
Proceeds from maturities of short-term investments	6,990	10,875
Purchases of short-term investments	(6,121)	(6,607)
Net cash provided by investing activities	605	3,780
Cash flows from financing activities—proceeds from exercise of stock options	—	17
Effect of exchange rate changes on cash and cash equivalents	(86)	(16)
Net decrease in cash and cash equivalents	(3,598)	(2,621)
Cash, restricted cash, and cash equivalents, beginning of period	10,531	12,859
Cash, restricted cash, and cash equivalents, end of period	$6,933	$10,238

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
For the Three Months Ended June 30, 2019	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2019	—	$—	12,823,298	$138,448	$(916)	$(121,859)	$15,673
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	55,954	40	—	—	40
Shares of restricted stock withheld for taxes	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	—	(3,868)	(3,868)
Foreign currency translation adjustment, net of tax	—	—	—	92	(82)	—	10
Unrealized gain on investments, net of tax	—	—	—	—	(2)	—	(2)
Balance as of June 30, 2019	—	$—	12,879,252	138,562	(1,000)	(125,727)	11,835

For the Six Months Ended June 30, 2019	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	—	$—	12,777,573	$138,280	$(926)	$(119,013)	$18,341
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	101,679	207	—	—	207
Shares of restricted stock withheld for taxes	—	—	—	(17)	—	—	(17)
Net loss	—	—	—	—	—	(6,714)	(6,714)
Foreign currency translation adjustment, net of tax	—	—	—	92	(80)	—	12
Unrealized gain on investments, net of tax	—	—	—	—	6	—	6
Balance as of June 30, 2019	—	$—	$12,879,252	$138,562	$(1,000)	$(125,727)	$11,835

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2019, our operating results for six months ended June 30, 2019 and 2018 and our cash flows for the six months ended June 30, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements as of that date.

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	1,761,483	1,478,347	1,626,540	1,502,275
Restricted stock units	67,339	60,788	75,545	61,130

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$9,785	$240	$2,014	$12,039	$16,281	$265	$1,633	$18,179
Europe	520	10	168	698	702	5	182	889
Asia	1,379	8	56	1,443	9	11	115	135
Total	$11,684	$258	$2,238	$14,180	$16,992	$281	$1,930	$19,203

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Third-Party Software	Proprietary Software	Professional Engineering Service	Total	Third-Party Software	Proprietary Software	Professional Engineering Service	Total
Primary geographical markets:
North America	$22,512	$484	$3,571	$26,567	$31,400	$1,948	$4,120	$37,468
Europe	840	16	303	1,159	1,295	105	428	1,828
Asia	1,433	9	108	1,550	361	23	201	585
Total	$24,785	$509	$3,982	$29,276	$33,056	$2,076	$4,749	$39,881

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2019 and 2018.

Significant changes in the contract assets and the deferred revenue balances during the six months ended June 30, 2019 were as follows (in thousands):

	Six Months Ended June 30, 2019
	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2018	$—	$984
Transferred to receivables from contract assets recognized at December 31, 2018	302	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year, as is more common with our DataV software bookings. Amortization of contract acquisition costs was $7,000 and $80,000 for the three months ended June 30, 2019 and 2018, respectively, and was $7,000 and $86,000 for the six months ended June 30, 2019 and 2018, respectively.  There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2019:

	Remainder of 2019	2020	2021	2022
Third-party software	$24	$14	$—	$—
Proprietary software	1,375	2,036	2,107	274
Professional engineering services	—	—	—	—

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$5,192	$6,780
Cash equivalents (see detail in Note 4)	1,141	3,225
Restricted cash	600	263
Restricted cash, long-term	—	263
Total cash and cash equivalents	6,933	10,531
Short-term investments (see detail in Note 4)	5,627	6,409
Total cash, cash equivalents and short-term investments	$12,560	$16,940

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

Assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below (in thousands):

	June 30, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,141	$—	$1,141	$1,277	$—	$1,277
Government and agencies	—	—	$—	—	—	—
Corporate commercial paper	—	—	—	—	1,198	1,198
Corporate debt	—	—	—	—	750	750
Total cash equivalents	1,141	—	1,141	1,277	1,948	3,225
Restricted cash:
Money market funds	600	—	600	526	—	526
Short-term investments:
Corporate commercial paper	—	4,130	4,130	—	3,874	3,874
Corporate debt	—	1,497	1,497	—	2,535	2,535
Total short-term investments	—	5,627	5,627	—	6,409	6,409
Total assets measured at fair value	$1,741	$5,627	$7,368	$1,803	$8,357	$10,160

As of June 30, 2019 and December 31, 2018, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(1,057)	$218	$1,275	$(1,008)	$267

Amortization expense was $24,000 for each of the three months ended June 30, 2019 and 2018, and $49,000 for each of the six months ended June 30, 2019 and 2018. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2019	49
2020	98
2021	71
Total	$218

6. Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, requiring most leases to be recognized by lessees on their balance sheets as right-of-use (“ROU”) assets, along with corresponding lease liabilities.  ASU 2016-02 is effective for annual periods beginning after December 31, 2018 and interim periods within that year, with early adoption permitted.  We adopted ASU 2016-02 effective January 1, 2019 and elected the modified retrospective transition method, recording :

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

Three months ended
Total component lease expense was as follows (in thousands):	June 30, 2019
Operating leases	$626
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$794
Supplemental balance sheet information related to leases was as follows (dollars in thousands):	June 30, 2019
Operating leases:
Right of use	$897
Current portion of operating lease liability	$1,070
Operating lease liability, net of current portion	156
Total operating lease liabilities	$1,226
Weighted Average Remaining Lease Term	1.2 years
Weighted Average Discount Rate	7.0%

As of June 30, 2019, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2019, remainder of year	$624
2020	623
2021	61
Total minimum lease payments	1,308
Less: amount representing interest	(82)
Present value of lease liabilities	$1,226

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	0%	0%	0%	0%
Expected life	5.8 years	5.2 years	5.9 years	5.3 years
Expected volatility	64%	55%	64%	54%
Risk-free interest rate	2.2%	2.7%	2.2%	2.5%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue — professional engineering service	$3	$8	$9	$19
Selling, general and administrative	10	(80)	198	184
Research and development	2	56	(24)	112
Total stock-based compensation expense	$15	$(16)	$183	$315
Per diluted share	$-	$-	$0.01	$0.02

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2018	1,390,012	$4.77	6.83	$—
Granted	676,500	1.88
Exercised	—	—
Forfeited	(181,995)	4.85
Expired	(145,433)	4.34
Balance at June 30, 2019	1,739,084	$3.67	6.49	$—
Vested and expected to vest at June 30, 2019	1,502,904	$3.91	6.00	$—
Exercisable at June 30, 2019	893,634	$4.92	3.72	$—

At June 30, 2019, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $198,965. This cost will be amortized on the straight-line method over a weighted-average period of approximately 2.1 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average grant-date fair value of options granted during the period	$1.35	$1.77	$1.88	$2.80
Options in-the-money (in shares)	—	19,550	—	1,755,762
Aggregate intrinsic value of options exercised during the period	$—	$1,578	$—	$57,833

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2018	186,516	$2.88
Granted	225,693	1.44
Vested	(101,679)	2.63
Forfeited	(31,831)	4.58
Unvested at June 30, 2019	278,699	$1.61
Expected to vest after June 30, 2019	255,877	$1.62

At June 30, 2019, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $125,154. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.6 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2019:

June 30, 2019
Stock options outstanding	1,739,084
Restricted stock units outstanding	278,699
Stock options and restricted stock units available for future grant	1,532,966
Common stock reserved for future issuance	3,550,749

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Third-party software:
Revenue	$11,684	$16,992	$24,785	$33,056
Cost of revenue	9,923	14,480	21,072	27,834
Gross profit	1,761	2,512	3,713	5,222
Proprietary software:
Revenue	258	281	509	2,076
Cost of revenue	86	100	299	141
Gross profit	172	181	210	1,935
Professional Engineering Service:
Revenue	2,238	1,930	3,982	4,749
Cost of revenue	1,748	1,362	3,091	3,445
Gross profit	490	568	891	1,304
Total gross profit	2,423	3,261	4,814	8,461
Operating expenses	6,352	6,979	11,622	14,657
Other income, net	61	47	94	91
Income tax (expense) benefit	—	(12)	—	(12)
Net loss	$(3,868)	$(3,683)	$(6,714)	$(6,117)

Revenue by geography is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue:
North America	$12,039	$18,179	$26,567	$37,468
Asia	1,443	135	1,550	585
Europe	698	889	1,159	1,828
Total revenue	$14,180	$19,203	$29,276	$39,881

	June 30, 2019	December 31, 2018
Long-lived assets:
North America	$1,405	$1,578
Asia	228	91
Europe	430	4,023
Total long-lived assets	$2,063	$5,692

10. Significant Risk Concentrations

Significant Customer

No customers accounted for 10% or more of total revenue for three and six months ended June 30, 2019.  Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for $4.1 million or 10% of total revenue for the six months ended June 30, 2018. No customers accounted for 10% or more of total revenue for the three months ended June 30, 2018 period noted above.

Honeywell had accounts receivable balances of $2.0 million or approximately 23% of total accounts receivable at June 30, 2019 and $7.6 million or approximately 47% of total accounts receivable at December 31, 2018. No other customer accounted for 10% or more of total accounts receivable at June 30, 2019 or December 31, 2018.

Significant Supplier

Effective March 1, 2019, pursuant to a new Global Partnership Agreement with Microsoft Corporation (“Microsoft”), we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Cuba, Haiti, Dominican Republic, Jamaica, Trinidad and Tobago, Guadeloupe, Martinique, Bahamas, Barbados, Saint Lucia, Curacao, Aruba, Saint Vincent and the Grenadines, U.S. Virgin Islands, Grenada, Dominica, Cayman Islands, Saint Kitts and Nevis, Sint Maarten, Turks and Caicos Islands, Saint Martin, British Virgin Islands, Sint Eustatius, Saba, Anguilla, Montserrat, Colombia, Saint Barthelemy, Antigua and Barbuda.  Our existing distribution agreement for sales of Windows Embedded operating systems in the E.U., the European Free Trade Association, Turkey and Africa, from which we generated approximately 3.7% of our third-party software sales in 2018, expired on June 30, 2019 and will not be renewed thereafter. We have also entered into ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

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

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

•

For the three and six months ended June 30, 2019, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

•

For the three and six months ended June 30, 2018, we allocated 30% of rebates to reduce cost of sales, with the remaining 70% available to offset qualified marketing expenses in the period the expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reductions to cost of revenue	$71	$158	$153	$418
Reductions to marketing expense	$16	$113	$430	$379

There was a balance of approximately $341,000 in qualified outstanding rebate credits at June 30, 2019, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

11. Impairment of Software Development Costs

          As a result of an impairment analysis associated with our long-lived equipment, furniture and leasehold improvement assets, the Company recorded a charge of $0.4 million related to certain software development cost assets during the three months ended June 30, 2019.  The charge was reflected in the “Restructuring costs” line item on the Company’s consolidated statement of operations and comprehensive loss.

12.  Restructuring costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the U.S. and internationally.  This one-time involuntary termination benefit plan reduced our workforce by approximately 25% and was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives.  These actions are expected to be substantially completed by the end of the third quarter of 2019, with the majority of the positions having occurred as of June 30, 2019.  The costs associated with these actions consist primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets.  We expect to incur aggregate restructuring charges of approximately $1.5 million under this plan.  During the second quarter of 2019, we incurred $1.4 million in charges for restructuring costs under this plan, of which $0.3 million is paid.  The ending balance for accrued restructuring charges for this severance plan is $0.7 million as of June 30, 2019 and is included as part of accrued compensation on the consolidated balance sheets.

Summary of Restructuring Costs

The types of charges for restructuring costs for the three and six months ended June 30, 2019 and June 30, 2018 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Severance and benefits	$1,001	$-	$-	$-
Asset impairment charge (see Note 11)	375	-	-	-
Total	$1,376	$-	$-	$-

For the three and six months ended June 30, 2018, we did not incur restructuring costs.

Accrued Restructuring Costs

  The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousand):

	Three Months Ended June 30,
	2019	2018
Balance as of March 31, 2019	$-	$-
Restructuring costs	1,376	-
Adjustments of prior estimates	-	-
Non-cash asset impairment charge	(375)	-
Cash payments	(340)	-
Balance as of June 30, 2019	$661	$-

	Six Months Ended June 30,
	2019	2018
Balance as of December 31, 2018	$-	$-
Restructuring costs	1,376	-
Adjustments of prior estimates	-	-
Non-cash asset impairment charge	(375)	-
Cash payments	(340)	-
Balance as of June 30, 2019	$661	$-

	As of June 30,
Estimated timing of future payments:	2019	2018
Remainder of 2019	$573	$-
2020	88	-
Total stock-based compensation expense	$661	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and “the Company” refer to BSQUARE Corporation, a Washington corporation, and its subsidiaries.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Since our founding in 1994, our business has largely focused on providing software solutions and services to businesses that develop, market and sell dedicated-purpose standalone smart devices. Our solutions included reselling software from Microsoft Corporation (“Microsoft”). Examples of these smart devices include connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. These smart devices utilize various versions of Microsoft Windows Embedded, Android, Linux, or QNX, and are typically connected to a network via a wired or wireless connection. Our customers for these smart devices include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. The majority of our revenue continues to derive from the reselling of Microsoft Windows Operating System Software to these customers.

In early 2014, we initiated development of a new proprietary software platform to address the then emerging Industrial Internet of Things (“IIoT”) market. This business initiative, which was referred to as DataV™, included software products, applications, and services designed to allow IIoT devices to generate meaningful and actionable data for our customers.  The intention of the DataV™ initiative was to enter a new market with a Software-as-a-Service (SaaS) business model with higher margins and recurring revenue.  At the time, the Internet of Things (“IoT”) and IIoT markets were identified as high-growth opportunities by industry analysts and venture investors poured millions of dollars into Iot and IIoT start-up companies.  We started sales and marketing of DataV™ late in the first quarter of 2016, becoming an early player in the IIoT market.  We believed that the revenue from re-selling Microsoft Windows operating system software would decline quickly and the DataV™ initiative became the primary focus of our sales and marketing efforts. We continued to market DataV™ in 2017 and 2018.  Most of the DataV™ sales were for “proof of concept protypes” or “pilot projects” that did not proceed to operational deployment. However, four large industrial customers did proceed beyond pilot projects into deployment and we continue to serve those customers today, making us one of the few IIoT players to operate at scale with industrial customers.

The IoT and IIoT markets continue to represent an enormous opportunity for us and remain the focus of leading technology providers including Microsoft, Amazon Web Services, Google, and Intel.  In March of 2019 we initiated an assessment of our product and service offering, the market landscape, and our experience with IIoT and legacy smart device customers.  In May of 2019 we announced a series of initiatives we called “One Bsquare” that recognizes and builds on the connection between our smart device business and associated operating system resale business, and the IoT opportunity. The assessment and retooling we initiated in the second quarter of 2019 will continue through the balance of the year and guide our strategy moving forward.  We believe the promise of IoT will be realized through the development of intelligent devices and intelligent systems that are cloud-enabled, contribute data, facilitate distributed control & decision making, and operate securely at scale. We believe there is an opportunity to help companies transform their businesses and operations to these intelligent systems that exploits our unique combination of expertise with embedded operating systems and IoT software and services.

In May of 2019, we announced we would be going to market with a pragmatic edge-to-cloud message and software and service suite that connects our customers devices, “edge” to the “cloud” creating an intelligent system that allows the devices and systems to operate securely at scale sharing critical operating and performance data, empowering AI and machine-learning, that lowers operating costs and create the potential for new business models.  Our software and services will allow customers to upgrade and enhance existing systems or to build the capability into new devices and systems.  Our solution includes embedded OS software and services as well as software components and services harvested from our DataV™ platform that enhance the capabilities of cloud platforms offered by Microsoft Azure and Amazon Web Services.

We will continue to support our existing DataV™ customer commitments but stopped marketing of DataV™ as an IIoT platform during the second quarter of 2019.  Instead, we intend to offer customers a set of solution components, solution accelerators, and services to accelerate their transformation that builds on, and compliments the cloud solutions in the market.  We will combine our third-party embedded OS software business and our intelligent device and systems business, offering a complete solution – One Bsquare, to maximize the opportunities to grow and serve our current customers, acquire new customers, and generate cash flow.

Critical Accounting Judgments

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$14,180	$19,203	$(5,023)	(26)%	$29,276	$39,881	$(10,605)	(27)%
Cost of revenue	11,757	15,942	(4,185)	(26)%	24,462	31,420	(6,958)	(22)%
Gross profit	2,423	3,261	(838)	(26)%	4,814	8,461	(3,647)	(43)%
Operating expenses	6,352	6,979	(628)	(9)%	11,622	14,657	(3,036)	(21)%
Loss from operations	(3,929)	(3,718)	(211)	(6)%	(6,808)	(6,196)	(612)	(10)%
Other income, net	61	47	14	30%	94	91	3	3%
Loss before income taxes	(3,868)	(3,671)	(197)	(5)%	(6,714)	(6,105)	(609)	(10)%
Income tax benefit (expense)	—	(12)	12	(100)%	-	(12)	12	(100)%
Net loss	$(3,868)	$(3,683)	$(185)	(5)%	$(6,714)	$(6,117)	$(597)	(10)%

Revenue

We generate revenue from the sale of software, both third-party software that we resell and our own proprietary software, and the sale of professional engineering service. Total revenue decreased for the quarterly period ended June 30, 2019 compared to the prior year period, primarily due to lower sales of Microsoft Windows Embedded operating systems and Microsoft Windows Mobile operating systems, and lower revenue from professional engineering service and other (non- DataVTM) proprietary software.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Third-party software	$11,684	$16,992	$(5,308)	(31)%	$24,785	$33,056	$(8,271)	(25)%
Proprietary software	258	281	(23)	(8)%	509	2,076	(1,567)	(75)%
Professional engineering service	2,238	1,930	308	16%	3,982	4,749	(767)	(16)%
Total revenue	$14,180	$19,203	$(5,023)	(26)%	$29,276	$39,881	$(10,605)	(27)%
As a percentage of total revenue:
Third-party software	82%	88%			85%	83%
Proprietary software	2%	2%			2%	5%
Professional engineering service	16%	10%			14%	12%

Third-party software revenue

Third-party software revenue decreased for the quarterly period ended June 30, 2019, primarily due to a $4.3 million decrease in sales of Microsoft Windows Embedded operating systems and a $0.8 million decrease in sales of Microsoft Windows Mobile operating systems, driven by reduced sales to Honeywell. During the first quarter of 2018, we decided not to compete for sales in intense price competitive situations in an effort to maintain a certain gross margin level, and therefore decided not to pursue sales opportunities with Honeywell in Europe. As a result, our sales to Honeywell decreased by $1.7 million, from $2.1 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019.

Sales of Microsoft operating systems represented approximately 78% and 83% of our total revenue and 68% and 71% of our total gross margin for the three and six months ended June 30, 2019, respectively.

Proprietary software revenue

Proprietary software revenue decreased slightly for the quarterly period ended June 30, 2019, primarily due to lower DataVTM software revenue recognized in the current quarter compared to the prior year quarter.  We expect revenue from both DataVTM and our other proprietary software will continue to fluctuate in timing and amount in future periods and will decline over time as they approach the end of their life cycles.

Professional engineering service revenue

Professional engineering service revenue increased for the quarterly period ended June 30, 2019, largely due to an increase in service revenue in North America as a result of completion of an existing customer DataVTM project during the quarter. We expect that professional engineering service revenue will vary in timing and amount in future periods as we continue to align our organizational structure.

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

Gross profit and gross margin were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Third-party software gross profit	$1,761	$2,512	$(751)	(30)%	$3,713	$5,222	$(1,509)	(29)%
Third-party software gross margin	15%	15%		(—)%	15%	16%		(6)%
Proprietary software gross profit	$172	$181	$(9)	(5)%	$210	$1,935	$(1,725)	(89)%
Proprietary software gross margin	67%	64%		5%	41%	93%		(56)%
Professional engineering service gross profit	$490	$568	$(78)	(14)%	$891	$1,304	$(413)	(32)%
Professional engineering service gross margin	22%	29%		(24)%	22%	27%		(19)%
Total gross profit	$2,423	$3,261	$(838)	(26)%	$4,814	$8,461	$(3,647)	(43)%
Total gross margin	17%	17%		(—)%	16%	21%		(24)%

Third-party software gross profit and gross margin

Third-party software gross profit decreased for the quarterly period ended June 30, 2019 due to lower sales of third-party software. Third-party software gross margin was flat in the current quarterly period compared to the prior year period.

Gross profit on third-party software is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows Embedded operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $71,000 and $153,000 in rebate credits during the three and six months ended June 30, 2019, respectively, compared to $260,000 and $418,000 in rebate credits during the three and six months ended June 30, 2018, respectively; all of which were accounted for as reductions in cost of revenue.  Rebate credits were lower for the three and six months ended June 30, 2019 compared the prior year periods largely due to decreased Microsoft Widows Embedded operating systems revenue and a reduction in the percent of rebate credits allocated to cost of sales.  For 2019 periods, we allocated 20% of rebates to reduce cost of sales; for 2018 periods, we allocated 30% of rebates to offset cost of sales.  See “Note 10, Significant Risk Concentrations.”

Proprietary software gross profit and gross margin

Proprietary software gross profit decreased for the quarterly period ended June 30, 2019 primarily due to lower proprietary software revenue. Proprietary software gross margin increased for the quarterly period ended June 30, 2019 largely due to lower cost of sales related to maintenance and support activities for DataVTM.

Professional engineering service gross profit and gross margin

Professional engineering service gross profit and gross margin decreased for the quarterly period ended June 30, 2019 primarily due to a lower gross margin on the existing customer project that was completed during the quarter.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating expenses:
Selling, general and administrative	$3,082	$4,901	$(1,819)	(37)%	$6,016	$10,349	$(4,333)	(42)%
Research and development	1,894	2,078	(184)	(9)%	4,230	4,308	(78)	(2)%
Restructuring costs	1,376	-	1,376	100%	1,376	-	1,376	100%
Total operating expenses	$6,352	$6,979	$(627)	(9)%	$11,622	$14,657	$(3,035)	(21)%
As a percentage of total revenue:
Selling, general and administrative	22%	26%			21%	26%
Research and development	13%	11%			14%	11%
Restructuring costs	10%	0%			5%	0%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended June 30, 2019, primarily due to lower salaries and related benefits resulting from our spending reduction efforts in the second half of 2018 and first half of 2019.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses decreased for the quarterly period ended June 30, 2019 due to lower salaries and related benefits resulting for our spending reduction efforts.

Restructuring costs

Restructuring costs consist primarily of severance, related benefit and other employment costs as a result of the restructuring plan we put in place during the second quarter of 2019.  See Note 12, “Restructuring Costs.”

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for the quarterly period ended June 30, 2019 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly period ended June 30, 2019.  Income taxes recorded in the quarterly period ended June 30, 2018 were the result of foreign, state and local income taxes.

Liquidity and Capital Resources

As of June 30, 2019, we had $12.6 million of cash, restricted cash, cash equivalents and investments, compared to $16.9 million at December 31, 2018, reflecting a net use of approximately $4.3 million in cash, restricted cash, cash equivalents and investments during the six months ended June 30, 2019. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements.  Our investments held at June 30, 2019 had minimal default risk and consisted of short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $4.1 million for the six months ended June 30, 2019, primarily due to our Net Loss, net of non-cash items, of $5.6 million, partially offset by a working capital increase of approximately $1.6 million. The working capital increase included $2.6 million of cash inflows related to accounts receivable, primarily from lower sales to Honeywell in Europe, partially offset by decreases in accounts payable and deferred revenue.

Operating activities used cash of approximately $6.4 million for the six months ended June 30, 2018, which included our net loss (offset by non-cash adjustments) of $5.0 million, and a working capital usage of approximately $0.9 million. The working capital usage included cash outflows of $1.2 million related to deferred revenue, primarily on DataVTM contracts, and $0.9 million in third-party software fees payable, partially offset by a $1.8 million increase in accounts receivable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $0.6 million for the six months ended June 30, 2019, due to net cash inflows on short-term investments of $0.9 million, partially offset by $0.3 million increase in  capitalized software development costs, which was reflected in equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets..

Investing activities provided cash of approximately $3.8 million for the six months ended June 30, 2018, primarily due to net cash inflows of $3.2 million on short-term investments, partially offset by a $0.5 million increase in capitalized software development costs , which was reflected in the equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets.. Cash Flows from Financing Activities

Financing activities provided negligible cash for each of the six months ended June 30, 2019 and 2018.

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

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.6 million for the remainder of 2019, $0.6 million in 2020, and $0.1 million in 2021 and thereafter.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the second half of 2019, we intend to go to market with a pragmatic edge-to-cloud message and product strategy that we believe allows us to build on our legacy of helping our customers build intelligent devices but now offer a complete solution that allows our customers to build and operate the next generation of intelligent devices and systems.  We will continue to support our existing DataVTM solution customer commitments but have stopped marketing DataVTM as an IIoT platform.  Instead, we intend to offer customers a set of IIoT solution components, solution accelerators and software engineering services.  Our ability to grow our higher-margin proprietary software revenue is contingent on the success of these IIoT solution components, solution accelerators and software engineering services, and if they fail to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive product offerings that keep pace with technological changes and needs, our business would be negatively impacted.

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

BSQUARE CORPORATION (Registrant)

Date: August 12, 2019	By:	/s/ Peter J. Biere
Peter J. Biere
Chief Financial Officer, Secretary and Treasurer