Form 10-Q
period 2019-09-30
BSQUARE CORP /WA
filed 2019-11-08
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding as of October 31, 2019: 12,982,252

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,763	$10,005
Restricted cash	600	263
Short-term investments	4,247	6,409
Accounts receivable, net of allowance for doubtful accounts of $31 and $40 at September 30, 2019 and December 31, 2018, respectively	8,777	11,581
Contract assets	629	1,053
Prepaid expenses and other current assets	426	685
Total current assets	21,442	29,996
Restricted cash, long-term	—	263
Deferred tax assets	7	7
Equipment, furniture and leasehold improvements, less accumulated depreciation	351	911
Intangible assets, less accumulated amortization	193	267
Right-of-use lease asset, net	702	—
Other non-current assets	361	550
Total assets	$23,056	$31,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$7,008	$7,620
Accounts payable	203	565
Accrued compensation	1,332	1,629
Other accrued expenses	42	653
Deferred rent	—	347
Deferred revenue	1,806	1,652
Operating lease	835	—
Total current liabilities	11,226	12,466
Deferred rent, long-term	—	150
Deferred revenue, long-term	835	1,037
Operating lease, long-term	107	—
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 12,982,252 and 12,777,573 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	138,726	138,280
Accumulated other comprehensive loss	(1,004)	(926)
Accumulated deficit	(126,834)	(119,013)
Total shareholders' equity	10,888	18,341
Total liabilities and shareholders' equity	$23,056	$31,994

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Partner Solutions	$12,556	$14,241	$37,341	$47,297
Edge to Cloud	2,085	2,453	6,576	9,278
Total revenue	14,641	16,694	43,917	56,575
Cost of revenue:
Partner Solutions	10,762	12,003	31,834	39,837
Edge to Cloud	1,247	1,332	4,637	4,918
Total cost of revenue	12,009	13,335	36,471	44,755
Gross profit	2,632	3,359	7,446	11,820
Operating expenses:
Selling, general and administrative	2,462	3,199	8,478	13,548
Research and development	1,046	2,292	5,276	6,600
Restructuring costs	253	—	1,629	—
Total operating expenses	3,761	5,491	15,383	20,148
Loss from operations	(1,129)	(2,132)	(7,937)	(8,328)
Other income, net	22	65	116	156
Loss before income taxes	(1,107)	(2,067)	(7,821)	(8,172)
Income tax benefit (expense)	—	(20)	—	(32)
Net loss	$(1,107)	$(2,087)	$(7,821)	$(8,204)
Basic loss per share	$(0.09)	$(0.16)	$(0.60)	$(0.65)
Diluted loss per share	$(0.09)	$(0.16)	$(0.60)	$(0.65)
Shares used in per share calculations:
Basic	12,934	12,721	12,982	12,697
Diluted	12,934	12,721	12,982	12,697

Net loss	$(1,107)	$(2,087)	$(7,821)	$(8,204)
Other comprehensive income (loss)
Foreign currency translation, net of tax	(2)	15	(82)	25
Unrealized gain (loss) on investments, net of tax	(2)	4	4	6
Total other comprehensive income (loss)	(4)	19	(78)	31
Comprehensive loss	$(1,111)	$(2,068)	$(7,899)	$(8,173)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,821)	$(8,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696	466
Stock-based compensation	371	620
Impairment of capitalized software development costs	375	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,804	4,890
Contract assets	424	(244)
Prepaid expenses and other assets	344	(112)
Third-party software fees payable	(612)	(2,665)
Accounts payable and accrued expenses	(1,270)	(442)
Operating lease	240	—
Deferred revenue	(48)	(854)
Deferred rent	(497)	(253)
Net cash used in operating activities	(4,994)	(6,798)
Cash flows from investing activities:
Purchases of equipment and furniture	(300)	(709)
Proceeds from maturities of short-term investments	9,640	14,125
Purchases of short-term investments	(7,370)	(8,092)
Net cash provided by investing activities	1,970	5,324
Cash flows from financing activities—proceeds from exercise of stock options	—	9
Effect of exchange rate changes on cash and cash equivalents	(144)	(2)
Net decrease in cash and cash equivalents	(3,168)	(1,467)
Cash, restricted cash, and cash equivalents, beginning of period	10,531	12,859
Cash, restricted cash, and cash equivalents, end of period	$7,363	$11,392
Supplemental cash flow information:
Cash paid for income taxes	$—	$—

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30,	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2019	—	$—	12,879,252	$138,562	$(1,000)	$(125,727)	$11,835
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	103,000	164	—	—	164
Shares of restricted stock withheld for taxes	—	—	—	(6)	—	—	(6)
Net loss	—	—	—	—	—	(1,107)	(1,107)
Foreign currency translation adjustment, net of tax	—	—	—	6	(2)	—	4
Unrealized gain on investments, net of tax	—	—	—	—	(2)	—	(2)
Balance as of September 30, 2019	—	$—	12,982,252	$138,726	$(1,004)	$(126,834)	$10,888

					Accumulated
					Other
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30,	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	—	$—	12,777,573	$138,280	$(926)	$(119,013)	$18,341
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	204,679	371	—	—	371
Shares of restricted stock withheld for taxes	—	—	—	(23)	—	—	(23)
Net loss	—	—	—	—	—	(7,821)	(7,821)
Foreign currency translation adjustment, net of tax	—	—	—	98	(82)	—	16
Unrealized gain on investments, net of tax	—	—	—	—	4	—	4
Balance as of September 30, 2019	—	$—	12,982,252	$138,726	$(1,004)	$(126,834)	$10,888

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2019, our operating results for nine months ended September 30, 2019 and 2018 and our cash flows for the nine months ended September 30, 2019 and 2018. The accompanying financial information as of December 31, 2018 is derived from audited financial statements as of that date.

Effective July 1, 2019, we have made the following changes to our operating segments:

•	Our Third-Party Software operating segment has been renamed to Partner Solutions;
•	Our Professional Engineering Service operating segment has been renamed to Edge to Cloud, consistent with the suite of software and services we offer; and
•

We combined our Proprietary Software operating segment into our Edge to Cloud operating segment as a result of management’s decision to stop marketing of DataVtm as an IoT platform in the second quarter of 2019. Prior period segment amounts have been recast to reflect our reporting segments on a comparable basis.

See Note 9. “Information about Geographic Areas and Operating Segments,” for additional information on our segments.

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,534,817	1,679,969	1,560,546	1,584,046
Restricted stock units	59,130	51,679	78,430	64,043

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Partner Solutions	Edge to Cloud	Total	Partner Solutions	Edge to Cloud	Total
Primary geographical markets:
North America	$10,851	$1,863	$12,714	$13,715	$1,726	$15,441
Europe	164	177	341	526	148	674
Asia	1,541	45	1,586	—	579	579
Total	$12,556	$2,085	$14,641	$14,241	$2,453	$16,694

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Partner Solutions	Edge to Cloud	Total	Partner Solutions	Edge to Cloud	Total
Primary geographical markets:
North America	$33,363	$5,918	$39,281	$45,115	$7,794	$52,909
Europe	1,004	496	1,500	1,821	681	2,502
Asia	2,974	162	3,136	361	803	1,164
Total	$37,341	$6,576	$43,917	$47,297	$9,278	$56,575

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2019 and 2018.

Significant changes in the contract assets and the deferred revenue balances during the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Contract Assets	Contract Liabilities	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2018	$204	$—	$1,189	$984
Transferred to receivables from contract assets recognized at December 31, 2018	—	—	302	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year, as was common with our DataVTM software bookings. Amortization of contract acquisition costs was $35,000 and $7,000 for the three months ended September 30, 2019 and 2018, respectively, and was $42,000 and $93,000 for the nine months ended September 30, 2019 and 2018, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2019:

	Remainder of 2019	2020	2021	2022
Partner Solutions	$11	$14	$—	$—
Edge to Cloud	1,315	2,049	2,115	274

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash	$5,147	$6,780
Cash equivalents (see detail in Note 4)	1,616	3,225
Restricted cash	600	263
Restricted cash, long-term	—	263
Total cash and cash equivalents	7,363	10,531
Short-term investments (see detail in Note 4)	4,247	6,409
Total cash, cash equivalents and short-term investments	$11,610	$16,940

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

Assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below (in thousands):

	September 30, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,616	$—	$1,616	$1,277	$—	$1,277
Government and agencies	—	—	$—	—	—	—
Corporate commercial paper	—	—	—	—	1,198	1,198
Corporate debt	—	—	—	—	750	750
Total cash equivalents	1,616	—	1,616	1,277	1,948	3,225
Restricted cash:
Money market funds	600	—	600	526	—	526
Short-term investments:
Corporate commercial paper	—	2,244	2,244	—	3,874	3,874
Corporate debt	—	2,003	2,003	—	2,535	2,535
Total short-term investments	—	4,247	4,247	—	6,409	6,409
Total assets measured at fair value	$2,216	$4,247	$6,463	$1,803	$8,357	$10,160

As of September 30, 2019 and December 31, 2018, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships:	$1,275	$(1,082)	$193	$1,275	$(1,008)	$267

Amortization expense was $25,000 for each of the three months ended September 30, 2019 and 2018, and $74,000 for each of the nine months ended September 30, 2019 and 2018. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2019	$24
2020	98
2021	71
Total	$193

6. Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, requiring most leases to be recognized by lessees on their balance sheets as right-of-use (“ROU”) assets, along with corresponding lease liabilities. ASU 2016-02 is effective for fiscal years beginning after December 31, 2018 and interim periods within those years, with early adoption permitted. We adopted ASU 2016-02 effective January 1, 2019 and elected the modified retrospective transition method, recording a cumulative-effect adjustment as of that date and presenting comparative prior year periods in accordance with Accounting Standards Codification Topic 840. On the date of adoption, we recorded a cumulative adjustment to recognize new net lease liabilities of $1.7 million and new ROU assets of $1.2 million, for operating leases on our consolidated balance sheets, based on the present value of remaining rental payments for existing operating leases. As part of adoption, we also de-recognized $0.5 million in deferred rent. Adoption of the standard did not have a material impact on our statement of operations or statement of cash flows. As part of adoption, we elected the short-term lease recognition exemption for our facility rental and equipment leases (all leases that qualified), which means that we did not recognize ROU assets or lease liabilities for existing short-term leases (leases of 12-months or less) as of the January 1, 2019 adoption date. In addition, when adopting ASU 2016-02 we applied the following practical expedients to forego assessing:

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

Our leases have remaining terms of one to four years. The only leases that contain renewal options are for office space leases at our Bellevue and Taiwan locations. However, because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Bellevue lease, and we do not intend to renew our Taiwan lease (see Note 12, “Restructuring Costs”). As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

Nine months ended
Total component lease expense was as follows (in thousands):	September 30, 2019
Operating leases	$767
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$1,024
Supplemental balance sheet information related to leases was as follows (dollars in thousands):	September 30, 2019
Operating leases:
Right of use	$702
Current portion of operating lease liability	$835
Operating lease liability, net of current portion	107
Total operating lease liabilities	$942
Weighted Average Remaining Lease Term	1.1 years
Weighted Average Discount Rate	7.0%

As of September 30, 2019, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2019, remainder of year	$300
2020	617
2021	53
Total minimum lease payments	970
Less: amount representing interest	(28)
Present value of lease liabilities	$942

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend yield	0%	0%	0%	0%
Expected life	5.6 years	4.4 years	5.8 years	5.3 years
Expected volatility	64%	56%	64%	55%
Risk-free interest rate	1.6%	2.7%	2.1%	2.5%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue — Edge to Cloud	$1	$11	$10	$30
Selling, general and administrative	175	237	373	421
Research and development	12	57	(12)	169
Total stock-based compensation expense	$188	$305	$371	$620
Per diluted share	$0.01	$0.02	$0.03	$0.05

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2018	1,390,012	$4.77	6.83	$—
Granted	933,423	1.70
Exercised	—	—
Forfeited	(218,889)	4.98
Expired	(467,490)	5.00
Balance at September 30, 2019	1,637,056	$2.93	7.67	$505
Vested and expected to vest at September 30, 2019	1,349,818	$3.17	7.28	$343
Exercisable at September 30, 2019	596,324	$4.69	4.67	$—

At September 30, 2019, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $141,634. This cost will be amortized on the straight-line method over a weighted-average period of approximately 2.5 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant-date fair value of options granted during the period	$1.23	$1.02	$1.70	$1.89
Options in-the-money (in shares)	—	26,000	—	26,000
Aggregate intrinsic value of options exercised during the period	$—	$—	$—	$1,853

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2018	186,516	$2.88
Granted	225,693	1.44
Vested	(204,679)	2.19
Forfeited	(34,643)	4.68
Unvested at September 30, 2019	172,887	$1.46
Expected to vest after September 30, 2019	159,795	$1.46

At September 30, 2019, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $157,583. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.4 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2019:

September 30, 2019
Stock options outstanding	1,637,056
Restricted stock units outstanding	172,887
Stock options and restricted stock units available for future grant	1,637,806
Common stock reserved for future issuance	3,447,749

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

Effective as of July 1, 2019, we made the following changes to our operating segments:

•	Our Third-Party Software operating segment has been renamed to Partner Solutions;
•	Our Professional Engineering Service operating segment has been renamed to Edge to Cloud; and
•

We no longer present separate information for the Proprietary Software operating segment. Results are no longer quantifiably significant, nor does management view the segment as of continuing significance after deciding to stop marketing of DataVTM as an IoT platform in the second quarter of 2019. Results for the Proprietary Software segment will be combined with the Edge to Cloud segment as part of continuing operations, with prior period segment results recast to reflect our reporting segments on a comparable basis.

As of July 1, 2019, we have two major product lines – Partner Solutions and Edge to Cloud– each of which we consider to be operating and reportable segments. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements, and we do not produce asset information by reportable segment. The following table sets forth profit and loss information about our segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Partner Solutions:
Revenue	$12,556	$14,241	$37,341	$47,297
Cost of revenue	10,762	12,003	31,834	39,837
Gross profit	1,794	2,238	5,507	7,460
Edge to Cloud:
Revenue	2,085	2,453	6,576	9,278
Cost of revenue	1,247	1,332	4,637	4,918
Gross profit	838	1,121	1,939	4,360
Total gross profit	2,632	3,359	7,446	11,820
Operating expenses	3,761	5,491	15,383	20,148
Other income, net	22	65	116	156
Income tax (expense) benefit	—	(20)	—	(32)
Net loss	$(1,107)	$(2,087)	$(7,821)	$(8,204)

Revenue by geography is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue:
North America	$12,714	$15,441	$39,281	$52,909
Asia	1,586	579	3,136	1,164
Europe	341	674	1,500	2,502
Total revenue	$14,641	$16,694	$43,917	$56,575

	September 30, 2019	December 31, 2018
Long-lived assets:
North America	$1,027	$1,578
Asia	200	91
Europe	380	4,023
Total long-lived assets	$1,607	$5,692

10. Significant Risk Concentrations

Significant Customer

No customers accounted for 10% or more of total revenue for each of the three and nine months ended September 30, 2019 and 2018.

Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $1.4 million or approximately 16% of total accounts receivable at September 30, 2019 and $2.8 million or approximately 24% of total accounts receivable at December 31, 2018. No other customer accounted for 10% or more of total accounts receivable at September 30, 2019 or December 31, 2018.

Significant Supplier

Effective March 1, 2019, pursuant to a new Global Partnership Agreement with Microsoft Corporation (“Microsoft”), we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Cuba, Haiti, Dominican Republic, Jamaica, Trinidad and Tobago, Guadeloupe, Martinique, Bahamas, Barbados, Saint Lucia, Curacao, Aruba, Saint Vincent and the Grenadines, U.S. Virgin Islands, Grenada, Dominica, Cayman Islands, Saint Kitts and Nevis, Sint Maarten, Turks and Caicos Islands, Saint Martin, British Virgin Islands, Sint Eustatius, Saba, Anguilla, Montserrat, Colombia, Saint Barthelemy, Antigua and Barbuda. Our distribution agreement for sales of Windows Embedded operating systems in the E.U., the European Free Trade Association, Turkey and Africa, from which we generated approximately 3.7% of our third-party software sales in 2018, expired on June 30, 2019 and was not renewed. We have also entered into OEM Distribution Agreements (“ODAs”) with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

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

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

•

For the three and nine months ended September 30, 2019, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

•

For the three and nine months ended September 30, 2018, we allocated 30% of rebates to reduce cost of sales, with the remaining 70% available to offset qualified marketing expenses in the period the expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reductions to cost of revenue	$87	$159	$240	$577
Reductions to marketing expense	$597	$294	$1,027	$673

There was a balance of approximately $821,000 in qualified outstanding rebate credits at September 30, 2019, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are made.

11. Impairment of Software Development Costs

As a result of an impairment analysis associated with our long-lived equipment, furniture and leasehold improvement assets, the Company recorded a charge of $0.4 million related to certain software development cost assets during the three months ended June 30, 2019. For the third quarter and first nine months of 2019, we incurred charges of none and $0.4 million, respectively, for impairment of software development costs. The charges are reflected in the “Restructuring costs” line item on the Company’s consolidated statement of operations and comprehensive loss.

12. Restructuring costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the U.S. and internationally. In October 2019, we determined to close our Taiwan branch office by December 31, 2019, which will result in elimination of approximately 17 additional positions. Of these 55 total positions, 34 positions had been eliminated as of September 30, 2019. This involuntary termination benefit plan was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives. The costs associated with these actions consist primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets. We expect to incur aggregate restructuring charges of approximately $2.1 million associated with these actions. During the third quarter and the first nine months of 2019, we incurred $0.3 million and $1.6 million, respectively, in charges for restructuring costs under this plan. For the nine months ended September 30, 2019, $0.8 million in restructuring costs were paid. The ending balance for accrued restructuring charges is $0.5 million as of September 30, 2019 and is included as part of accrued compensation on the consolidated balance sheets.

Summary of Restructuring Costs

The types of charges for restructuring costs for the three and nine months ended September 30, 2019 and September 30, 2018 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance and benefits	$253	$—	$1,254	$—
Asset impairment charge (see Note 11)	—	—	375	—
Total	$253	$—	$1,629	$—

Accrued Restructuring Costs

The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousand):

	Three Months Ended September 30,
	2019	2018
Balance as of June 30, 2019	$661	$—
Restructuring costs	253	—
Adjustments of prior estimates	—	—
Non-cash asset impairment charge	—	—
Cash payments	(442)	—
Balance as of September 30, 2019	$472	$—

	Nine Months Ended September 30,
	2019	2018
Balance as of December 31, 2018	$—	$—
Restructuring costs	1,629	—
Adjustments of prior estimates	—	—
Non-cash asset impairment charge	(375)	—
Cash payments	(782)	—
Balance as of September 30, 2019	$472	$—

	As of September 30,
Estimated timing of future payments:	2019	2018
Remainder of 2019	$310	$—
2020	162	—
Total stock-based compensation expense	$472	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Since our founding in 1994, Bsquare has been at the intersection of hardware and software. Today that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale. From device hardware, to the operating system, to Internet of Things (“IoT”) software solutions, and cloud services that make intelligent systems possible, Bsquare’s expertise, products and services are at the center of digital transformation.

Our solutions have long included reselling software from Microsoft Corporation (“Microsoft”) to makers of connected, intelligent computing devices such as point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices. These devices utilize various versions of Microsoft Windows Embedded, Android, Linux, or QNX, and are typically connected to a network via a wired or wireless connection. Our customers, for these smart devices, include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors. The majority of our revenue continues to be derived from reselling Microsoft Windows Operating System Software to these device makers.

In early 2014, Bsquare initiated development of a new proprietary software platform to address the IoT market. This business initiative, which was referred to as DataV™, included software products, applications, and services designed to allow IoT devices to generate meaningful and actionable data for our customers.

Marketing and sales of DataV™ commenced in the first quarter of 2016 and continued throughout 2017 and 2018. Most DataV™ sales were for “proof of concept protypes” or “pilot projects” that did not proceed to operational deployment. However, four large industrial customers did proceed beyond pilot projects into deployment and we continue to serve those customers today, making us one of the few IoT players to support industrial customers.

The IoT market is maturing rapidly and continues to represent a significant opportunity for us and remains the focus of leading technology providers including Microsoft, Amazon Web Services, Google, and Intel.

In March 2019 we initiated an assessment of our product and service offering, the market landscape, and our experience with IoT and device customers. In May 2019 we announced a series of initiatives we called “One Bsquare” that recognizes and builds on the important connection between our IoT business and our business of serving device makers through operating system resale. The focus of the One Bsquare initiative includes: 1) revising our go to market strategy, 2) strengthening our strategic partnerships, 3) offering customers an edge-to-cloud product and service suite, 4) retooling sales and marketing, and 5) focusing on operating excellence.

In conjunction with the launch of One Bsquare, we announced a pragmatic go-to market approach with an edge-to-cloud software and service suite that connects our customers’ devices at the “edge” to the “cloud,” creating an intelligent system that allows the devices and systems to operate securely at scale, sharing critical operating and performance data, empowering AI and machine-learning, lowering operating costs, and creating the potential for new business models. We are calling this suite of software and services Bsquare IQ (or “B2IQ”).

B2IQ accelerates the development of customer-specific solutions that operate securely at scale. In addition to the system design and software engineering services included in the B2IQ suite, we have expanded our services to include 24/7 support, dev/ops, and cloud management, the services that are critical when a customer puts an IoT solution into production as part of their on-going operations. Experience with our early IoT customers suggest that Bsquare’s role will last well beyond the design and development of IoT solutions and will continue into on-going operational support. This potential role as a 24/7 operating partner for our customers represents an opportunity for future collaboration and on-going business in the form of monthly support and services fees to Bsquare.

While we will continue to support our existing DataV™ customer commitments, we stopped marketing DataV™ as an IoT platform during the second quarter of 2019. Instead, we are offering customers a more comprehensive solution that includes embedded operating system software and services as well as IoT software components and services harvested from our DataV™ platform. All are designed to enhance the capabilities of cloud platforms offered by Microsoft Azure and Amazon Web Services. This combination of our embedded operating system software business and our intelligent device and systems business offers customers a complete solution – One Bsquare.

We anticipate our business model will continue to evolve as our rebuilding efforts proceed throughout the remainder of 2019 and into 2020. We plan to enhance and refine our product and service offerings to maximize the opportunities to deepen our relationship with current customers, to acquire new customers, and to generate cash flow. To support these efforts, we have expanded our partnership with Microsoft and we now offer Azure CSP through agreements with SYNNEX in the US and Arrow in EMEA. We are also accelerating and increasing our investments in Microsoft’s Sphere initiative. Recent expansions of our executive leadership team will further enhance our ability to deliver software development services while accelerating software licensing revenue and, eventually, providing the robust suite of 24/7 operating services that our customers increasingly require to support their own growth initiatives.

We believe the promise of IoT will be realized through the development of intelligent devices and intelligent systems that are cloud-enabled, contribute critical data, facilitate distributed control and decision making, and operate securely at scale. The opportunity to help companies transform their businesses and operations through these intelligent systems is significant, and Bsquare offers a unique combination of expertise in device-level solutions, embedded operating systems, and IoT software and services.

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

Results of Operations

As of July 1, 2019, we made the following changes to our operating segments:

•	Our Third-Party Software operating segment has been renamed to Partner Solutions;
•	Our Professional Engineering Service operating segment has been renamed to Edge to Cloud, consistent with the suite of software and services we offer; and
•

We no longer present separate information for the Proprietary Software operating segment. Results for this segment have been combined with the Edge to Cloud segment as part of continuing operations, with prior period segment results recast to reflect our reporting segments on a comparable basis.

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$14,641	$16,694	$(2,053)	(12)%	$43,917	$56,575	$(12,658)	(22)%
Cost of revenue	12,009	13,335	(1,326)	(10)%	36,471	44,755	(8,284)	(19)%
Gross profit	2,632	3,359	(727)	(22)%	7,446	11,820	(4,374)	(37)%
Operating expenses	3,761	5,491	(1,730)	(32)%	15,383	20,148	(4,766)	(24)%
Loss from operations	(1,129)	(2,132)	1,003	47%	(7,937)	(8,328)	391	5%
Other income, net	22	65	(43)	(66)%	116	156	(40)	(26)%
Loss before income taxes	(1,107)	(2,067)	960	46%	(7,821)	(8,172)	351	4%
Income tax benefit (expense)	—	(20)	20	(100)%	—	(32)	32	(100)%
Net loss	$(1,107)	$(2,087)	$980	47%	$(7,821)	$(8,204)	$383	5%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and professional services. Total revenue decreased for the quarterly period ended September 30, 2019 compared to the prior year period, primarily due to lower sales of Microsoft Windows and Mobile embedded operating systems, and lower professional service revenue.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Partner Solutions	$12,556	$14,241	$(1,685)	(12)%	$37,341	$47,297	$(9,956)	(21)%
Edge to Cloud	2,085	2,453	(368)	(15)%	6,576	9,278	(2,702)	(29)%
Total revenue	$14,641	$16,694	$(2,053)	(12)%	$43,917	$56,575	$(12,658)	(22)%
As a percentage of total revenue:
Partner Solutions	86%	85%			85%	84%
Edge to Cloud	14%	15%			15%	16%

Partner Solutions revenue

Partner Solutions revenue decreased for the quarterly period ended September 30, 2019, primarily due to a $1.3 million decrease in sales of Microsoft Windows operating systems and a $0.2 million decrease in sales of Microsoft Mobile operating systems, driven by reduced sales to Honeywell. During the first quarter of 2018, we decided not to compete for sales in intense price competitive situations in an effort to maintain a certain gross margin level, and therefore decided not to pursue sales opportunities with Honeywell in Europe. As a result, our sales to Honeywell decreased by $0.9 million, from $1.7 million for the three months ended September 30, 2018 to $0.8 million for the three months ended September 30, 2019.

Sales of Microsoft operating systems represented approximately 87% and 84% of our total revenue and 73% and 72% of our total gross margin for the three and nine months ended September 30, 2019, respectively.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the quarterly period ended September 30, 2019, due primarily to significant DataVTM related revenue recognized in the prior year period that was not repeated in the current quarter. We expect Edge to Cloud revenue to continue to vary in timing and amount in future periods as we align our product strategy and sales and marketing structures with new business opportunities and move away from DataVTM.

Gross profit and gross margin

Cost of Partner Solutions consists primarily of embedded operating system software product costs payable to third-party vendors. Cost of Edge to Cloud revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, support costs associated with our proprietary DataVTM software services, and amortization of certain intangible assets related to acquisitions.

Gross profit and gross margin were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Partner Solutions	$1,794	$2,238	$(444)	(20)%	$5,507	$7,460	$(1,953)	(26)%
Partner Solutions gross margin	14%	16%		(13)%	15%	16%		(6)%
Edge to Cloud	$838	$1,121	$(283)	(25)%	$1,939	$4,360	$(2,421)	(56)%
Edge to Cloud gross margin	40%	46%		(13)%	29%	47%		(38)%
Total gross profit	$2,632	$3,359	$(727)	(22)%	$7,446	$11,820	$(4,374)	(37)%
Total gross margin	18%	20%		(10)%	17%	21%		(19)%

Partner Solutions gross profit and gross margin

Partner Solutions gross profit decreased for the quarterly period ended September 30, 2019 due to lower sales of Microsoft operating systems software. Partner Solutions systems gross margin decreased in the quarterly period ended September 30, 2019 compared to the prior year period primarily due to a decrease in the amount of rebate credits we received from Microsoft in the current year period compared to the prior year period

Gross profit on Partner Solutions is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $87,000 and $240,000 in rebate credits during the three and nine months ended September 30, 2019, respectively, compared to $159,000 and $577,000 in rebate credits during the three and nine months ended September 30, 2018, respectively; all of which were accounted for as reductions in cost of revenue. Rebate credits were lower for the three and nine months ended September 30, 2019 compared the respective prior year periods largely due to decreased Microsoft Windows operating systems revenue and a reduction in the percent of rebate credits allocated to cost of sales. For 2019 periods, we allocated 20% of rebates to reduce cost of sales; for 2018 periods, we allocated 30% of rebates to offset cost of sales. See “Note 10, Significant Risk Concentrations.”

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin decreased for the quarterly period ended September 30, 2019 primarily due to decreased sales of DataVTM software.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,462	$3,199	$(737)	(23)%	$8,478	$13,548	$(5,070)	(37)%
Research and development	1,046	2,292	(1,246)	(54)%	5,276	6,600	(1,324)	(20)%
Restructuring costs	253	—	253	100%	1,629	—	1,629	100%
Total operating expenses	$3,761	$5,491	$(1,730)	(32)%	$15,383	$20,148	$(4,765)	(24)%
As a percentage of total revenue:
Selling, general and administrative	17%	19%			19%	24%
Research and development	7%	14%			12%	12%
Restructuring costs	2%	0%			4%	0%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended September 30, 2019, primarily due to lower salaries and related benefits resulting from our spending reduction efforts in the second half of 2018 and first half of 2019.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses decreased for the quarterly period ended September 30, 2019 due to lower salaries and related benefits resulting for our spending reduction efforts.

Restructuring costs

Restructuring costs for the quarterly period ended September 30, 2019 consist primarily of severance, related benefit and other employment costs as a result of the restructuring plan we put in place during the second quarter of 2019. See Note 12, “Restructuring Costs.”

Other income, net

Other income, net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income, net for the quarterly period ended September 30, 2019 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly period ended September 30, 2019. Income taxes recorded in the quarterly period ended September 30, 2018 were the result of foreign, state and local income taxes.

Liquidity and Capital Resources

As of September 30, 2019, we had $11.6 million of cash, restricted cash, cash equivalents and investments, compared to $16.9 million at December 31, 2018, reflecting a net use of approximately $5.3 million in cash, restricted cash, cash equivalents and investments during the nine months ended September 30, 2019. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at September 30, 2019 had minimal default risk and consisted of short-term maturities.

Cash Flows from Operating Activities

Operating activities used cash of approximately $5.0 million for the nine months ended September 30, 2019, primarily due to our net loss, offset by non-cash adjustments of $6.4 million, partially offset by a working capital increase of approximately $1.4 million. The working capital increase included $2.8 million of cash inflows related to accounts receivable, primarily from Honeywell in Europe, partially offset by decreases in accounts payable and third-party software fees payable.

Operating activities used cash of approximately $6.8 million for the nine months ended September 30, 2018, which included our net loss, offset by non-cash adjustments of $7.1 million, and a working capital increase of approximately $0.3 million. The working capital increase included cash inflows of $4.9 million related to accounts receivable, primarily from Honeywell in Europe. This increase was partially offset by cash outflows of $2.7 million related to third-party software fees payable, $0.9 million related to deferred revenue, primarily on DataVTM contracts, and $0.4 million related to accounts payable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $2.0 million for the nine months ended September 30, 2019, due to net cash inflows on short-term investments of $2.3 million, partially offset by $0.3 million increase in capitalized software development costs, which was reflected in equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets..

Investing activities provided cash of approximately $5.3 million for the nine months ended September 30, 2018, primarily due to net cash inflows of $6.0 million on short-term investments, partially offset by a $0.7 million increase in capitalized software development costs , which was reflected in the equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets..

Cash Flows from Financing Activities

Financing activities provided negligible cash for each of the nine months ended September 30, 2019 and 2018.

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

Cash Commitments

We have the following future or potential cash commitments:

•	Minimum rents payable under operating leases total $0.3 million for the remainder of 2019, $0.6 million in 2020, and $0.1 million in 2021 and thereafter.
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as listed below.

If we are not successful in developing and delivering competitive product and services offerings that keep pace with technological changes and needs, or if our engineering services fail to gain or maintain traction with potential customers, our business would be negatively impacted.

In the third quarter of 2019, we initiated an updated go to market product strategy and pragmatic edge-to-cloud sales and marketing message that we believe builds on our history of helping our customers build intelligent devices. We now offer a complete solution that allows our customers to build and operate the next generation of intelligent devices and systems. We will continue to support our existing DataVTM solution customer commitments but have stopped marketing DataVTM as a specific product offering. Our ability to grow our higher-margin Edge to Cloud segment is contingent on the success of IoT solution components, solution accelerators and engineering services in certain market segments. If the sales cycle in these segments is longer than expected, or if the solutions we offer to these segments fail to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive product offerings that keep pace with market requirements, our business would be negatively impacted.

Expected operating efficiencies from our restructuring plans may not be realized as anticipated.

In the second quarter of 2019, we effected a workforce reduction intended to reduce expenses and better align our organizational structure with our strategic focus. Such restructuring will continue throughout 2019. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We cannot be certain that the anticipated benefits will be realized under our restructuring plans, which could result in modifying or extending the expected duration of our restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

Implementation of 24/7 operations support services will require the development of new skills and capabilities which may expose our business to negative financial outcomes.

We have initiated conversations with certain current and potential customers about taking on operational support responsibilities for their deployed IoT infrastructure, which will include components of Bsquare technology. We anticipate that such operational responsibilities will include formal service level agreements (“SLAs”) that define the monitoring requirements for customer infrastructure, limited definitions of acceptable downtime, prescribed response times for potential incidents, and financial penalties for our not meeting such requirements and expectations. Our involvement into our customers’ day-to-day operational workflow may require a skill set not readily available in our current workforce. In addition, we may need to invest in the capabilities and systems that would enable such a service with adherence to SLAs requirements. If we do not do so efficiently, or if we are unable to meet the operational parameters established in SLAs, future financial results for this new service may be negatively affected.

Item 6.	Exhibits

Filed or
Exhibit		Furnished	Incorporated by Reference
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	March 19, 2003	3.2		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 7, 2019	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)