Form 10-K
period 2019-12-31
BSQUARE CORP /WA
filed 2020-02-25
CIK 1054721

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 was approximately $11.8 million and was determined using the closing price of our common stock on that same date per the NASDAQ Stock Market ($1.16). The number of shares of common stock outstanding as of January 31, 2020: 13,042,293

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on this Form 10-K (“Form 10-K”) are not purely historical statements, discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

1)	risks associated with the operation of our business generally, including:
a)	customer demand for our services and solutions;
b)	maintaining a balance of our supply of skills and resources with customer demand;
c)	effectively competing in a highly competitive market;
d)	protecting our customers’ and our data and information;
e)	risks from international operations including fluctuations in exchange rates;
f)	obtaining favorable pricing to reflect services provided;
g)	adapting to changes in technologies and offerings;
h)	risk of loss of one or more significant software vendors;
i)	making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
j)	maintaining effective internal controls; and
k)	changes to tax levels, audits, investigations, tax laws or their interpretation;
2)	the impact of the general economy and economic and political uncertainty on our business;
3)	risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
4)	risks associated with managing growth organically and through acquisitions;
5)

risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of our debt and the associated convertible note hedge transactions;

6)	legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and
7)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in this Form 10-K, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Bsquare Corporation and its subsidiaries (collectively, “we,” “us,” “Bsquare,” or the “Company”) are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

PART I

Item 1.	Business.

Overview

We believe the promise of Internet of Things (“IoT”) will be realized through the development of intelligent devices and systems that are cloud-enabled, contribute critical data, facilitate distributed control and decision making, and operate securely at scale. The opportunity to help companies transform their businesses and operations through these intelligent systems is enormous, and Bsquare offers a unique combination of expertise in device-level solutions, embedded operating systems, and IoT software and services. Since our founding in 1994, Bsquare has been at the intersection of hardware and software. Today that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale. From device hardware, to the operating system, to IoT software solutions, and cloud services that make intelligent systems possible, Bsquare’s expertise, products and services are at the center of digital transformation.

While 2019 was a year of transition for Bsquare, we expect 2020 to be a year of focus and discipline as we seek to accelerate the recovery we started in 2019. With an entrepreneurial leadership team in place we anticipate a return to revenue growth and predictability. In 2019 we established a foundation that will allow Bsquare to more readily take advantage of growth opportunities as they become apparent.

Our Partner Solutions business segment is a strong source of both cash and important partner and customer relationships. We are uniquely positioned as a software-only Microsoft distributor. Because we sell operating system (“OS”) software decoupled from hardware, we can partner with a wide range of customers, especially those who are concerned about procuring their software from a potential hardware competitor. Nearly every customer that has been buying OS software is now contemplating their IoT strategy and our longstanding relationship allows us to cross sell our Edge to Cloud products and services.

The distribution market is also changing dramatically. Our customers’ products, essentially hardware and associated software, cannot be sold, installed, and then forgotten. Today, our customers constantly seek to maintain and optimize the operating system, firmware, and software in their products. Further, these devices are increasingly becoming a part of complex networks, what is often referred to as IoT, and what we call intelligent systems. This evolution is creating new opportunities for our business. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements.

In our Edge to Cloud business segment, we plan to expand on the valuable experience we gained serving our large customers in 2019 building and operating their IoT solutions at scale. Our B2IQ software and consulting suite and our improved engineering methodologies create a foundation upon which we can build and grow this business segment. We plan to continue to invest in creating an agile and quality-oriented customer service function that will become an integral part of our customers’ IoT operations, allowing our customers to rely on Bsquare to ensure that their products are well designed and can operate in a fully connected IoT-enabled world.

In pursuing revenue growth in both segments, we seek to exploit what we believe to be the obvious synergy between our two core businesses.

We were incorporated in the State of Washington in July 1994. Our principal office is located at 110 110th Avenue NE, Suite 300, Bellevue, Washington 98004, and our telephone number is (425) 519-5900. Our website address is www.bsquare.com. Information contained on or that can be accessed through our website is not a part of this Form 10-K.

Partner Solutions Business Segment

Customers engage us because of our long history as a Microsoft OS distribution and technology partner and our industry leading technical expertise in OS image development, device software development and testing, and embedded and mobile operating systems design. We believe that engaging us on a new device design typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and enhanced product robustness and features, which a customer may otherwise have been unable to achieve.

Market

Our target market includes makers of connected, intelligent computing devices such as point-of-sale terminals, kiosks, tablets and handheld data collection devices, smart vending machines, ATM machines, essential equipment in buildings and facilities environments, digital signs and in-vehicle telematics and entertainment devices. These devices utilize various operating system software including Microsoft Windows IoT, Android, Linux, or QNX, and are typically connected to a network via a wired or wireless connection. Our customers, for these smart devices, include world-class original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), corporate enterprises (“Enterprises”), silicon vendors (“SVs”) and peripheral vendors.

Software Distribution

We have distribution agreements with multiple third-party software vendors. Our ability to resell these third-party software products, whether as stand-alone products or in conjunction with our own proprietary software and engineering service offerings, provides our customers with a comprehensive solution source for their device project needs. Our primary third-party software offerings include the following:

•

For over 20 years, we have been a Microsoft authorized Value-Added Provider (“VAP”) of Windows IoT operating systems and toolkits for the complete line of Windows IoT products, including major product families such as Windows IoT Compact, Windows IoT Standard and Windows IoT Server. Effective March 1, 2019, pursuant to a Global Partnership Agreement with Microsoft, we are authorized to sell Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 and 75% in 2018 resulted from the sale of Windows IoT operating systems. Our existing distribution agreement for sales of Windows IoT operating systems in the European Union (“E.U.”), the European Free Trade Association, Turkey and Africa, expired on June 30, 2019 and was not renewed thereafter. We generated approximately 3% of our Partner Solutions software sales under this agreement in 2019.

•

We have been a Microsoft authorized VAP of Windows Mobile operating systems since November 2009. Along with Windows Mobile operating systems, we also sell Microsoft’s Office Mobile product. We are currently authorized to sell Windows Mobile operating systems and related products in North America, South America, Central America (excluding Cuba), Japan, Taiwan, and the region comprised of Europe, the Middle East, and Africa (“EMEA”). Of our total revenue in 2019, 5% was generated through the sale of Windows Mobile operating systems, compared to 6% in 2018. Our current distribution agreements related to Windows Mobile operating systems expire on April 30, 2022;

•	We are an authorized distributor for Adobe Flash technologies and Adobe Reader. We have the right to distribute Adobe Flash Lite licenses on a worldwide basis; and
•	We are an authorized distributor of McAfee security software in North America.

The majority of our revenue continues to be derived from reselling Microsoft Windows operating system software to device makers. The sale of Microsoft operating systems has accounted for substantially all of our third-party software revenue historically, including approximately 98% of third-party software revenue in 2019 and 97% in 2018.

Software Products

We offer the following software products (B2IQ OS Utilities) and anticipate developing additional products during the year to compliment the offerings of our partners and address the evolving needs of our customers:

•

B2IQ Imaging and Recovery Tool. A turnkey utility for managing the operating system image of a Windows-based device. The graphic user interface facilitates capturing an operating system image, including the Windows operating system and any applications, and simplifies deploying images from external media. It offers a recovery mode that stores an image in a hidden partition, allowing the system to be restored to a working state by a non-technical end user in the field.

•	B2IQ Field Upgrade Tool. A streamlined utility for remote, cloud-based upgrades of Windows OEM appliances and devices in the field.

Service Products

Bsquare offers a full suite of professional services to assist our customers with the design, development, and deployment of devices and systems that make use of the software we resell. Typically, our professional services are provided on a time and materials consulting basis, although the Jumpstart service is offered as a package. Our professional services include the following:

•

Windows 10 IoT Enterprise Jumpstart. Bsquare plans to build a production-ready system software image for a customer device, including retrieving and installing latest Windows updates. We also offer live Windows 10 IoT Enterprise training.

•

Image build. Bsquare plans to build a production-ready Linux or Android system software image with the latest OS updates. We develop the image, configure it on the target device, and install customers’ OEM drivers and software.

•	OS upgrade and porting services. Bsquare helps modernize our customers’ operating systems by upgrading within an operating system family or porting to alternate operating system platforms.

•	Embedded OS Support Services. Bsquare provides support for embedded operating systems and we have direct access to premium Microsoft Embedded Operating System support.
•	Field upgrade consulting. Bsquare provides support for customers upgrading their devices and systems reducing the cost and complexity of field upgrades.
•

OS lockdown services. Bsquare helps customers configure their operating system software, especially older non-supported operating systems such as Windows 7, to disable access points that could corrupt the system or lead to intrusion.

•

Microsoft Azure Sphere engineering – Bsquare is one of the first ten technical engineering partners approved in the new Azure Sphere ecosystem. We speed integration of Azure Sphere with new devices being developed or as a bolt-on to existing deployed assets.

Relationship with Microsoft

We have a long-standing relationship with Microsoft and this relationship is important to the continuing success of our business. Our credentials as a Microsoft partner include:

•	We have been one of Microsoft’s largest distributors of Windows IoT operating systems for over 20 years;
•	We have been a distributor of Microsoft’s Windows Mobile operating systems since November 2009;
•	We were the OED Americas Channel Sales & Marketing Award recipient for Distributor Sales Excellence in 2013;
•	We are a Silver Data Analytics partner;
•	We are a Silver Data Platform partner;
•	We are a Co-Sell Ready ISV Partner for Microsoft; and
•	Microsoft has engaged us from time to time on various engineering service engagements.
•	We work closely with Microsoft executives, developers, product managers and sales personnel. We leverage these relationships in a variety of ways, including:
•	We gain early access to new Microsoft embedded software and other technologies;
•	We leverage co-marketing resources, content and strategies from Microsoft, including market development funds, to support our own marketing and sales efforts;
•	We participate in Microsoft-sponsored trade shows, seminars, and other events;
•	We receive sales leads from Microsoft; and
•	We receive rebates from Microsoft based upon the achievement of predefined sales objectives.

See Item 1A, “Risk Factors,” for more information regarding our relationship with Microsoft.

Competition

Microsoft controls who can distribute its OS software. Authorized distributors that we complete with include the following:

•	Arrow Electronics, Inc.
•	Avnet, Inc.
•	Advantech, Inc.
•	Dell Computer, Inc.

Our competition is not limited to the Microsoft-authorized distributors. We compete with other consulting firms for services related to device design and development, system software development, and engineering firms that offer similar services.

Edge to Cloud Business Segment

Customers engage us because of our extensive experience in the areas of device software development and testing, our experience with Microsoft Azure and Amazon Web Service cloud development and operation, our modular suite of IoT development components (B2IQ Suite), our experience serving large IoT customers at scale, and our focus on understanding the return on investment (“ROI”) for their IoT projects. We believe that engaging us typically results in shorter development cycles and reduced time-to-market, lower overall costs to complete projects, and enhanced product robustness and features, and a clear ROI for their system.

Market

The IoT market continues to emerge and evolve. This market includes business and industrial segments. It encompasses services, software, hardware, connectivity and cloud providers as well as systems integrators. The IoT marketplace is currently being influenced by the following factors:

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

•	Increasing competitive pressures that are forcing a wide array of businesses to invest in automation as a way to improve productivity, reduce costs, and enhance the value of their own offerings;
•	The increasing availability of inexpensive cloud computing and storage capabilities that are scalable to the extent likely to be demanded by IoT, and;
•

The ROI for IoT systems and capabilities. Early customer activity was dominated by “Proof of Concept” or “Prototypes” with unrealistic implementation and operating costs. As the market matures and clear ROI models emerge, such as cost reduction and/or new revenue, we expect the market adoption rate to increase.

Software Products

We offer the following software products and anticipate developing additional products during the year to compliment the offerings of our partners and address the evolving needs of our customers:

•

B2IQ Edge and Cloud Suite. The B2IQ Edge to Cloud Suite is a collection of software components that securely connects edge devices and non-connected assets to the cloud, accelerating development of application-specific solutions forming the basis for almost any IoT use case.

•	B2IQ Cloud Base. The B2IQ Cloud Base runs on Microsoft Azure and Amazon Web Services (”AWS”) and offers automatic registration of B2IQ Edge devices with the cloud.
•

B2IQ Edge. The B2IQ Edge is a compact and efficient edge client that supports bi-directional communication between devices, sensors, and cloud components. B2IQ Edge runs on Linux, FreeRTOS devices and Azure Sphere.

•	B2IQ Gateway, The B2IQ Gateway supports bi-directional communication between constrained devices and the cloud. B2IQ Gateway runs on Linux devices.
•

B2IQ Edge Modules. The B2IQ Edge Modules accelerate connecting B2IQ Edge to the systems and standards our customers’ teams have already adopted. We offer the B2IQ Modbus connector for industrial assets, the B2IQ Canbus connector for automotive assets, and the B2IQ SAE 1939 Canbus connector for diesel assets.

Service Products

Bsquare offers a full suite of professional services to assist our customers with the design, development, deployment and operation of their IoT system.

Typically, our professional services are provided on a time and materials consulting basis.

We have developed, deployed, and operated IoT systems for businesses of all sizes, from global Fortune 500 companies to small private organizations. Our professional services include the following:

•	Requirements gathering. Working with our customers’ stakeholders to identify pain points and understand solutions requirements.
•	Architecture. Bsquare structures solutions based on open standards and device industry standard protocols as well as appropriate cloud provider technologies.
•	Design. We offer technical design of software and creative design of user interactions.
•	Development. Our solutions are built to efficiently connect the edge to the cloud and follow ISO 9001 quality standards.
•	Quality Assurance. We provide quality assurance services during all aspects of development, from design to implementation.
•	Data science. Bsquare data scientists use machine learning to provide valuable insights such as forecasting breakdowns, detecting anomalies, and predicting demand.
•

24 hours a day / 7 days a week (“24/7”) Operations Services. Bsquare provides cloud asset management, system status monitoring, DevOps automation, support, and software maintenance, to ensure our customers’ vital systems are secure and meeting business objectives.

Competition

Our competitors in the Edge to Cloud segment, or companies against which we anticipate vying for opportunities, include:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•	Cloud IoT providers such as AWS and Microsoft Azure. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;
•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IoT market, including C3IOT and others.

The market for device software and engineering services is competitive. We face competition from the following:

•

Our current and potential customers’ internal engineering and research and development departments, which may seek to provide their own IoT-related services and/or develop their own software solutions which could compete with our own service offerings and products;

•	Engineering service firms, including offshore development companies, such as Adeneo, SymphonyTeleca and Wipro;
•	ODMs, particularly those in Taiwan and China, with their own software development capabilities;
•	Contract manufacturers with their own software development capabilities;
•	Microsoft Windows IoT and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation.

Some of our competitors have greater financial and other resources than we do. They may also focus on only one aspect of our business or offer complementary products that can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our services and software solutions, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also likely that new competitors will enter the market or that our competitors will form alliances, including alliances with AWS or Microsoft, that may enable them to rapidly increase their market share. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

Neither AWS nor Microsoft has agreed to an exclusive arrangement with us, nor has either agreed not to compete against us. Amazon may decide to focus on providing products or services that compete directly with our products and services or partnering with other solution providers that compete with us. Microsoft may decide to bring in-house more of the core-embedded development services and expertise that we currently provide, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected systems software and services is relatively low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows operating system software and services, including in the evolving IoT market. These systems integrators may be given substantially the same access by Microsoft to Microsoft technology as we are.

Sales and Marketing

We market our products and professional engineering services utilizing a direct sales model. We have sales personnel in the United States and in the United Kingdom. Historically, we have not made significant use of resellers, channel partners, representative agents or other indirect channels. Key elements of our sales and marketing strategy include direct marketing, digital marketing, content marketing, trade shows, event marketing, public relations, analyst relations, social media properties, customer and strategic alliance partner co-marketing programs and a comprehensive website.

International Operations

Our international operations outside of North America are conducted through our offices in Trowbridge, England. In the fourth quarter of 2019 we made the decision to close our operation in Taipei, Taiwan. Because our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows IoT operating systems was previously restricted to North America, the majority of our revenue continues to be generated from North America. Revenue generated from customers located outside of North America was approximately 15% and 6% of total revenue in 2019 and 2018 respectively. Our distribution rights for Microsoft Windows IoT products in the E.U., the European Free Trade Association, Turkey and Africa expired on June 30, 2019.

See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding our international operations.

Personnel

We had total headcount of 75 at December 31, 2019; including 48 located in North America, 26 in the United Kingdom, and 1 in Taiwan. As conditions necessitate, professional engineering service employees may perform research and development activities and vice versa.

Intellectual Property and Other Proprietary Rights

We strive to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and through contractual arrangements. While we cannot be certain that our efforts will be effective to prevent the misappropriation of our intellectual property, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us, we plan to continue to pursue appropriate protections for our intellectual property.

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

Risks Related to General Business Conditions

If we are not successful in developing and delivering competitive product and services offerings that keep pace with technological changes and needs, or if our engineering services fail to gain or maintain traction with potential customers, our business would be negatively impacted.

In the third quarter of 2019, we initiated an updated go to market product strategy and pragmatic edge-to-cloud sales and marketing message that we believe builds on our history of helping our customers build intelligent devices. We now offer a complete solution that allows our customers to build and operate the next generation of intelligent devices and systems. While we will continue to support our existing DataV solution customer commitments, we have stopped marketing DataV as a specific product offering. Our ability to grow our higher-margin Edge to Cloud segment is contingent on the success of IoT solution components, solution accelerators and engineering services in certain market segments. If the sales cycle in these segments is longer than expected, or if the solutions we offer to these segments fail to gain or maintain traction with potential customers, or if we are not otherwise successful in developing competitive product offerings that keep pace with market requirements, our business would be negatively impacted.

Expected operating efficiencies from our restructuring plans may not be realized as anticipated.

In the second quarter of 2019, we initiated a workforce reduction program intended to reduce expenses and better align our organizational structure with our strategic focus. The program was implemented in stages throughout the remainder of 2019. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We may not realize the anticipated benefits under our restructuring plans, which could result in additional restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

If our IoT-related service offerings fail to gain or maintain traction with potential customers our business would be negatively impacted.

Our strategy to focus on expanding our IoT-related service offerings is subject to a number of risks, including those relating to:

•	The significant investment of time and financial and other corporate resources required;
•	Customer acceptance of our IoT-related service offerings;
•	Our ability to cross sell customers;
•	The ROI model for IoT, which has proven to be elusive and could further delay adoption of IoT solutions by the market;
•	Because IoT services are a relatively new offering, the sales cycle may be longer than we anticipate, and;
•	We may be unable to grow our IoT-related services business rapidly enough to contribute to profitability in 2020.

Our marketplace is highly competitive, which may result in price reductions, lower gross profit margins and loss of market share.

The IoT market is still emerging but is already becoming increasingly competitive. Our competitors in this space include, or we anticipate could include, the following:

•	Large, established enterprise software and solution providers such as IBM, SAS, Oracle and SAP;
•	Cloud IoT providers such as AWS and Microsoft Azure. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;
•	Mid-sized companies engaged in business transitions similar to our own, including PTC ThingWorx; and
•	Startups funded to enter the IoT market, including C3IoT and others.

In addition, we anticipate that we will encounter increasing competition in the growing IoT market from a number of additional software and service providers as we continue to focus on this market in 2019 and beyond, and as we expand our focus on providing IoT-related service offerings.

The market for device software and engineering services is extremely competitive. We face competition from the following:

•

Our current and potential customers’ internal engineering and research and development departments, which may seek to provide their own IoT services and/or develop their own software solutions which could compete with our IoT-related service offerings and products;

•	Engineering service firms, including offshore development companies, such as Adeneo, SymphonyTeleca and Wipro;
•	ODMs, particularly those in Taiwan and China, with their own software development capabilities;
•	Contract manufacturers with their own software development capabilities;
•	Microsoft Windows IoT and Windows Mobile operating system distributors such as Arrow Electronics, Inc. Avnet, Inc. and Synnex Corporation; and

Some of our competitors have greater financial and other resources than we do. They may also focus on only one aspect of our business or offer complementary products that can be integrated with our products. As we develop and bring to market new software products and service offerings, we may begin competing with companies with which we have not previously competed. Further, as we expand the geographic markets into which we sell our services and related software solutions, or increase our penetration therein, we may expect to increasingly compete with companies with which we have not previously competed. It is also likely that new competitors will enter the market or that our competitors will form alliances, including alliances with AWS or Microsoft, that may enable them to rapidly increase their market share. New competitors may have lower overhead than we do and may be able to undercut our pricing. We expect that competition will increase as other established and emerging companies enter the connected device market, and as new products and technologies are introduced.

Neither AWS nor Microsoft has agreed to any exclusive arrangement with us, nor has either agreed not to compete with us. Amazon may decide to focus on providing products or services that compete directly with our products and services or partnering with other solution providers that compete with us. Microsoft may decide to bring more of the core embedded development services and expertise that we provide in-house, possibly resulting in reduced software and service revenue opportunities for us. The barrier to entering the market as a provider of Microsoft-based smart connected system software and services is relatively low. In addition, Microsoft has created marketing programs to encourage systems integrators to work on Windows IoT and Windows Mobile operating system software and services, including in the evolving IoT market. These systems integrators may be given substantially the same access by Microsoft to Microsoft technology as we are.

Our operating results may be adversely affected by changing economic and market conditions and the uncertain geopolitical environment.

Uncertain economic and political conditions in the U.S. and worldwide have from time to time contributed, and may in the future contribute, to volatility in the technology industries at large, particularly in an emerging market such as IoT. These factors could potentially result in reduced demand for our products and services as a result of constraints on IT-related capital spending by our customers; purchasing delays; payment delays adversely affecting our cash flow and revenue; and difficulty in accurate budgeting and planning. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, we may experience material impacts on our business, operating results and financial condition.

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

Risks Related to Technology

Our software or hardware products or the third-party hardware or software integrated with our products or delivered as part of our service offerings may suffer from defects or errors that could impair our ability to sell our products and services.

Software and hardware components as complex as those needed for dedicated purpose intelligent systems frequently contain errors or defects, especially when first introduced or when new versions are released. We have had to delay commercial release of certain versions of our products until problems were corrected and, in some cases, have provided product enhancements to correct errors in released products. Some of our contracts require us to repair or replace products that fail to work. To the extent that we repair or replace products, our expenses may increase. In addition, it is possible that by the time defects are fixed, the market opportunity may decline which may result in lost revenue. Moreover, to the extent that we provide increasingly complex and comprehensive products and services, particularly those focused on IoT hardware, and rely on third-party manufacturers and suppliers to manufacture these products, we will be dependent on the ability of such third-party manufacturers and suppliers to correct, identify and prevent manufacturing errors or defects. Errors or defects that are discovered after commercial release could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation and increased service and warranty costs, all of which could negatively impact our business and operating results.

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

We currently serve certain customers through third-party data center hosting facilities and cloud computing platform providers located in the United States and other countries. Any damage to, or failure of, these systems generally could result in interruptions in the availability of our products and services. We have from time to time experienced, and may continue to experience, such interruptions, which could cause us to issue credits or pay penalties, cause customers to terminate their subscriptions, and adversely affect our customer attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our product and services offerings are unreliable. Despite contract provisions to protect us, customers may look to us to support and provide warranties for these third-party systems, which may expose us to potential claims, liabilities and obligations for technology or services we did not develop or sell, all of which could harm our business. Further, third-party software and cloud platforms that we currently or may in the future utilize may not continue to be available at reasonable prices, on commercially reasonable terms, or may become unavailable. Any of these outcomes could significantly increase our expenses and result in delays in the provisioning of our products and services until we are able to procure alternative solutions, either by developing equivalent technology or, if available, obtaining such technology through purchase or license from other third parties.

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

Breaches in data security or incidents of cybercrime could damage our customers’ business and our reputation, which may harm our ability to gain new customers or cause our existing customer to look to our competitors for products and services.

Our products and services involve the storage and transmission of customers’ proprietary data and personal information, and security breaches could result in a risk of loss of this data or information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive personal information such as usernames, passwords or other information in order to gain access to our customers’ data, our data or our IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data. Because we do not control the IT security of our customers or third-party technology providers, or of the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our products and services. Any security breach could result in a loss of confidence in the security of our products and services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

Risks Related to Our Partnership with Microsoft

Because we provide software and services to customers building devices utilizing Microsoft’s Windows IoT and Windows Mobile operating systems, as well as the fact that a significant portion of our revenue is derived from the sale of Microsoft Windows IoT and Windows Mobile operating systems, Microsoft has a significant direct and indirect influence on our business. The following Microsoft-related risks may negatively impact our business and operating results.

If we do not maintain our distribution relationship with Microsoft, our revenue would decrease, and our business would be adversely affected.

Effective March 1, 2019, pursuant to a Global Partnership Agreement with Microsoft, we are authorized to sell Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 and 75% in 2018 resulted from the sale of Windows IoT operating systems. Our existing distribution agreement for sales of Windows IoT operating systems in the European Union (“E.U.”), the European Free Trade Association, Turkey and Africa, expired on June 30, 2019 and was not renewed thereafter. We generated approximately 3% of our Partner Solutions software sales under this agreement in 2019.

We have also entered into OEM distributor agreements (“ODAs”) with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

We generated $49.8 million and $59.5 million of revenue in 2019 and 2018, respectively, through our sales of Microsoft operating systems and expect this revenue stream to continue, although potentially at a declining rate. If the new GPA or any of our other ODAs are terminated by Microsoft (which Microsoft can do unilaterally) or not renewed, third-party software revenue and resulting gross profit could decrease significantly and our operating results would be negatively impacted. Future renewals by Microsoft, if any, could be on less favorable terms, which could also negatively impact our business and operating results.

Microsoft can change its product pricing at any time, and unless we are able to pass through price increases to our customers, our revenue, gross profit and operating results would be negatively impacted. Further, Microsoft currently offers a rebate program in conjunction with our resale activities in which we earn money for achieving certain predefined objectives. If Microsoft changes the way that rebates are earned by eliminating or negatively modifying the rebate program, our gross profit and operating results would be adversely impacted. We qualified for rebate credits from Microsoft of $2.4 million and $1.7 million in 2019 and 2018, respectively, of which 20% and 30%, respectively, was credited against product invoices and accounted for as a reduction in cost of sales, with the remaining portion as a reduction in marketing expense if and when qualified expenditures are made and claimed.

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

Microsoft implemented significant pricing changes for its operating systems products, including ending its design registration pricing discounts, terminating its OEM Volume Royalty Program and changing the aggregate volume price structure and product royalties for existing Windows IoT products effective January 1, 2016, and Microsoft could make further pricing changes in the future. These changes have altered the competitive dynamics because the same pricing discounts are available to all distributors of these Microsoft products. As a distributor of Microsoft products, this may impact both the sales prices we charge our customers and the cost of goods sold we incur for many of the Microsoft products we sell. The amount and impact of these changes to our revenue and gross profit are not determinable; however, they may negatively impact our operating results in future reporting periods. The sale of Microsoft operating systems represented approximately 84% and 81% of our total revenue and approximately 70% and 57% of our total gross margin for the years ended December 31, 2019 and 2018, respectively.

In recent years, the markets for Windows IoT and Windows Mobile operating systems have declined; if the markets for these operating systems continue to decline or decline more rapidly than anticipated, our business and operating results would be materially harmed.

A significant portion of our revenue to date has been generated by software and services targeted at customers and devices running various Microsoft Windows IoT and Windows Mobile operating systems. In recent years, the markets for these systems have declined. If the markets for these operating systems continue to decline or decline more rapidly than anticipated, our business and operating results would be negatively impacted. Continued market acceptance of Microsoft Windows IoT and Windows Mobile operating systems will depend on many factors, including:

•

Microsoft’s development and support of various Windows IoT and Windows Mobile markets. As the developer and primary promoter of Windows IoT and Windows Mobile operating systems, if Microsoft were to decide to discontinue or lessen its support of these operating systems, potential customers could select competing operating systems, which could reduce the demand for our Microsoft Windows IoT and Windows Mobile software products and engineering services, from which a significant portion of our revenue continues to be generated;

•

The ability of the Microsoft Windows IoT and Windows Mobile operating systems to compete against existing and emerging operating systems for the smart connected systems market, including iOS from Apple, Inc.; VxWorks and Linux from WindRiver Systems Inc.; Android from Google Inc.; QNX from BlackBerry Limited; and other proprietary operating systems. Microsoft Windows IoT and Windows Mobile operating systems may be unsuccessful in capturing or retaining a significant share of the smart connected systems market in the future;

•	The acceptance by customers of the mix of features and functions offered by Microsoft Windows IoT and Windows Mobile operating systems; and

The willingness of software developers to continue to develop and expand the applications running on Microsoft Windows IoT and Windows Mobile operating systems. To the extent that software developers write applications for competing operating systems that are more attractive to users than those available on Microsoft Windows IoT and Windows Mobile operating systems, this could cause potential customers to select competing operating systems.

Our business and results of operations would be adversely impacted if Microsoft decided to provide Windows IoT or Windows Mobile operating systems free of charge to customers.

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

Risks Related to Operating Internationally

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated 15% and 6% of our total revenue in 2019 and 2018, respectively. We currently have sizable operations outside of North America and in the United Kingdom (“U.K.”). Our international activities and operations expose us to a number of risks, including the following:

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

•

On January 31, 2020, the U.K. exited the E.U., commonly referred to as “Brexit”. As the long-term implications of Brexit become clear, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, which could adversely impact our operations and business in both the U.K. and the E.U.

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

Due to competitive and other pressures, some of our customers have moved, and others may seek to move, the development and manufacturing of their smart, connected systems to overseas locations, which may limit our ability to sell our software and services to these customers. As an example, under our ODAs with Microsoft, we are currently only able to sell Microsoft Windows IoT operating systems to our customers in the United States, Canada, the Caribbean (excluding Cuba), Mexico, and the European Free Trade Association. If our customers, or potential customers, move their manufacturing overseas to locations in which our business may be limited, we may be less able to remain competitive, which could negatively impact our revenue and operating results.

Risks Related to Intellectual Property

Our software and service offerings could infringe the intellectual property rights of third parties, which could expose us to additional costs and litigation and could adversely affect our ability to sell our products and services or cause shipment delays or stoppages.

It is difficult to determine whether our software products and engineering services infringe third-party intellectual property rights, particularly in a rapidly evolving technological environment in which technologies often overlap and where there may be numerous patent applications pending, many of which are confidential when filed. If we were to discover that one of our software products or service offerings, or a product based on one of our reference designs, violated a third party’s proprietary rights, we may not be able to obtain a license on commercially reasonable terms, or at all, to continue offering that product or service. Similarly, third parties may claim that our software products and services infringe their proprietary rights, regardless of whether such claims have merit. Any such claims could increase our costs and negatively impact our business and operating results. In certain cases, we have been unable to obtain indemnification against claims that third-party technology incorporated into our software products and services infringe the proprietary rights of others. However, any indemnification we do obtain may be limited in scope or amount. Even if we receive broad third-party indemnification, these entities may not have the financial capability to indemnify us in the event of infringement.

In addition, in some circumstances we are required to indemnify our customers for claims made against them that are based on our software products or services. We may face claims of infringement or invalidity related to the software products and services we provide or arising from the incorporation by us of third-party technology and claims for indemnification from our customers resulting from such claims. Some of our competitors have, or are affiliated with companies with, substantially greater resources than we have, and these competitors may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, we expect that software developers will be increasingly subject to infringement claims as the number of products and competitors in the software industry grows, and as the functionality of products in different industry segments increasingly overlap. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays. Furthermore, if we were unsuccessful in resolving a patent or other intellectual property infringement action claim against us, we may be prohibited from developing or commercializing certain of our technologies and products, or delivering services based on the infringing technology, unless we obtain a license from the holder of the patent or other intellectual property rights. We may not be able to obtain any such license on commercially favorable terms, or at all. If such license were not obtained, we would be required to cease these related business operations, which could negatively impact our business, revenue and operating results.

If we are unable to license key software from third parties, our business could be harmed.

We sometimes integrate third-party software with our proprietary software and engineering service offerings or sell such third-party software offerings on a standalone basis, such as we do with Microsoft Windows IoT and Mobile operating systems under our ODAs with Microsoft. If our relationships with these third-party software vendors were to deteriorate, or be eliminated in their entirety, we might be unable to obtain licenses on commercially reasonable terms, if at all. In the event that we are unable to obtain these third-party software offerings, we would be unable to continue to generate revenue from our reseller relationships or, with respect to our proprietary software and engineering services offerings, we would be required to develop this technology internally, assuming it was economically or technically feasible, or seek similar software offerings from other third parties assuming there were competing offerings in the marketplace, which could delay or limit our ability to introduce enhancements or new products, or to continue to sell existing products and engineering services, thereby negatively impacting our revenue and operating results.

If we fail to adequately protect our intellectual property rights, competitors may be able to use our technology or trademarks, which could weaken our competitive position, reduce our revenue and increase our costs.

If we fail to adequately protect our intellectual property, our competitive position could be weakened, and our revenue and operating results adversely affected. We rely primarily on confidentiality policies and procedures and contractual provisions as well as a combination of patent, copyright, trade secret and trademark laws, to protect our intellectual property. These laws, policies and procedures provide only limited protection. It is possible that another party could obtain patents that block our use of some, or all, of our software products and services. If that occurred, we would need to obtain a license from the patent holder or design around those patents. The patent holder may or may not choose to make a license available to us on acceptable terms, or at all. Similarly, it may not be possible to design around a blocking patent. Our efforts to protect our intellectual property rights through patent, copyright, trade secret and trademark laws may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by us.

We license our computer source code to customers. Customers with access to our source code may not comply with the license terms. We may not discover any violations of the license terms and, in the event of discovery of violations, we may not be able to successfully enforce the license terms or recover the economic value lost from such violations. To license some of our software products, we rely in part on “shrink-wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software, our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult.

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

Risks Related to Taxes

We could become subject to taxation in jurisdictions in which we do not believe we currently have tax nexus, which could expose us to additional tax liability that we have not been subject to in the past.

We make sales in many jurisdictions across the United States. We believe we do not have nexus in most of these jurisdictions and, therefore, we believe we are not subject to sales, franchise, income and other state and local taxes in such jurisdictions. However, if we are determined to have tax nexus in other jurisdictions (as a result of more aggressive interpretations of nexus by taxing jurisdictions or otherwise) and we are unable to pass through this cost to our customers, our tax expense will increase which will negatively affect our results of operations. Further, because state and local tax laws are becoming increasingly complex, we anticipate that our cost to monitor our state and local tax compliance will increase which will negatively affect our results of operations. Additionally, we may have unknown tax exposure in a state or local tax jurisdiction because of recent tax law changes of which we are unaware, and the resulting liability could be significant and would negatively affect our results of operations.

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

We did not generate taxable income in 2019 or 2018 and, as a result, we were unable to use our net operating loss and tax credit carryforwards with respect to such tax years. In addition, Sections 382 and 383 of the Internal Revenue Code restrict the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. At December 31, 2019, we had approximately $79.7 million of federal and $12.4 million of state net operating loss carryforwards and $3.6 million of tax credit carryforwards. Of the federal net operating loss carryforwards, an aggregate of $45.7 million will expire by 2024 and we may not generate sufficient taxable income prior to such time in order to fully utilize our net operating loss and tax credit carryforwards before they expire. Moreover, under the applicable tax rules, an ownership change occurs if greater than five percent shareholders of an issuer’s outstanding common stock collectively increase their ownership percentage by more than 50 percentage points over a rolling three-year period. As of December 31, 2017, we performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change, as defined by Section 382, has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

Risks Related to Governance

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2019, our corporate headquarters had 24,061 square feet of leased space in a single location in Bellevue, Washington. The lease term ends in May 2020. We have entered into a lease agreement for corporate headquarters in Seattle, Washington and expect to move in prior to the end of our current lease.

We lease office space overseas in Trowbridge, England, U.K. In the fourth quarter of 2019, we made the decision to close our office in Taipei, Taiwan.

We believe that our facilities meet our current operational needs now and in the near-term future.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Stock Market, LLC under the symbol “BSQR.”

Holders

As of January 31, 2020, there were 112 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

Overview

Bsquare builds technology that is powering the next generation of intelligent systems. We help companies realize the promise of IoT through the development of devices and systems that are cloud-enabled, share data seamlessly, facilitate distributed learning and control, and operate securely at scale. We believe that IoT-enabled systems can not only deliver value to our customers, but also can help people make better use of the resources of our planet and work more effectively to improve quality of life. Bsquare's suite of services and software components create for our customers new revenue streams and operating models while providing opportunities for lowering costs and improving operations.

2019 was a year of transition for Bsquare. In March 2019, Ralph C. Derrickson joined as our President and Chief Executive Officer. Upon his arrival we initiated an assessment of our product and service offering including DataV, our Industrial Internet of Things (IIoT) software platform and associated business model, the market landscape, our experience with IoT and device customers, our historical software distribution business and our leadership team. In May 2019 we announced a series of business rebuilding initiatives called “One Bsquare” that included:

•	revising our go to market strategy;
•	strengthening our strategic partnerships;
•	offering customers an edge-to-cloud product and service suite;
•	retooling sales and marketing; and
•	focusing on operating excellence.

We also announced that we would be reducing headcount in our Bellevue location, reorganizing and eliminating positions on our senior leadership team, and no longer marketing DataV as a platform and that it would be replaced by suite of software components harvested from DataV.

We called this suite of software and services Bsquare IQ (or “B2IQ”).

The software components of the B2IQ suite were harvested from our prior DataV efforts and were substantially re-tooled to exploit the capabilities of cloud services that weren’t available when DataV was first conceived. We observed that customers who were buying OS software for their devices were now contemplating their approach to IoT and it was logical for them to consider Bsquare as a software partner. Our B2IQ software and B2IQ OS utilities allowed us to capitalize on our relationships and long history with OS software. Further, where DataV was contemplated as a “one-size-fits-all” platform, our B2IQ software strategy recognized that the requirements for IoT vary widely and we could create more opportunities to win consulting contracts for custom IoT solutions if we switched to a “building blocks” approach to IoT. We expect these components will be licensed on a per-device basis when deployed as part of a customer-specific solution.

In addition to the system design and software engineering services included in the B2IQ suite, we have expanded our services to include 24/7 support, dev/ops, and cloud management – the services that are critical when a customer puts an edge-to-cloud solution into production. Experience with our early IoT customers showed that Bsquare’s role could last well beyond the design and development phase and continue into their on-going operations. This role as an operating partner for our customers represents an opportunity for future collaboration and on-going business in the form of monthly support and services fees to Bsquare.

During the transition of our product strategy we were in close communication with our DataV customers to ensure we were meeting our operating commitments while re-tooling our software. At the end of 2019 we were in active discussions to revise the commercial terms of our relationships to match our B2IQ software and professional services approach.

In September 2019 we relaunched our sales and marketing with new branding, messaging, Bsquare website and full suite of products. The new website emphasized our full offering including software from our partners (Microsoft, Adobe, and MacAfee), our B2IQ software and our suite of software development and operating services. Prior versions of our website focused almost exclusively on DataV with little emphasis on our other products and services, which we believe contributed to the erosion of their related revenue.

We invested heavily in our longstanding partnership with Microsoft and reaffirmed our new partnership with AWS.  Our move away from DataV paved the way for collaboration at the cloud that was not possible with our DataV platform product strategy. We added new partnerships with Synnex and Arrow that allow us to offer Azure CSP products and services. We also expanded our collaboration with Microsoft to include its Sphere product.

Coinciding with the announcement of our Q3 2019 results, we announced a change in the way we manage and report about our business. The Partner Solutions business segment, formerly Third-Party Software, generates revenue from the re-sale of partners’ software and the consulting services we provide to support them. The Edge to Cloud business segment, formerly and separately reported as Professional Engineering Services and Proprietary Software, generates revenue from the sale and delivery of professional services as well as licensed proprietary software components. We also announced that we were closing our Taiwan offices effective at the end of 2019.

During the year we made a number of changes to our leadership team, Mary Haggard joined in May as VP of Strategic Partnerships, Chris Wheaton joined as CFO and Steven Gottlieb joined as VP of Marketing. In November 2019 we promoted Matthew Inglis to VP of Engineering and John Luethe to VP of Product Management. Also, in November 2019, we announced that we would be adopting the ISO-compliant engineering and project management processes developed in our UK operation.

By year end our results showed that the One Bsquare Initiatives were working and our concerted focus on operational excellence was having a sustained impact. The fourth quarter of 2019 saw our third sequential quarter of continued improvement in the business. Revenue was up in the Partner Solutions segment, margins were steady as a result of continued strength in the Edge to Cloud segment, and operating losses, net of restructuring were at their lowest levels since the fourth quarter of 2016. While we have not yet returned to profitability, we have stabilized the business and are reversing the trends. We are actively setting a foundation that will allow Bsquare to more readily take advantage of growth opportunities as they become apparent.

Critical Accounting Judgments

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Embedded operating system software

We sell embedded operating system software licenses based upon a customer purchase order, shipping a certificate of authenticity (“COA”) to satisfy this single performance obligation. These shipments are also subject to limited return rights; historically, returns have averaged less than one-quarter of one percent. We recognize revenue from third-party products at the time of shipment when the customer accepts control of the COA.

Proprietary software

We sell our proprietary software products to customers under a contract or by purchase order. Our Edge to Cloud software contracts generally include professional services, a perpetual or term license and support and maintenance. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Contracts that include software customization may result in the combination of the customization services with the software license as one distinct performance obligation. The transaction price is generally in the form of a fixed fee at contract inception. Certain Edge to Cloud contracts also include variable consideration in the form of royalties earned when customers meet contractual volume thresholds. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price for each performance obligation. We then look to how control of the software transfers to the customer in order to determine the timing of revenue recognition. In contracts that include customer acceptance, we recognize revenue when we have delivered the software and received customer acceptance. We recognize revenue from support and maintenance over the service delivery period. We recognize revenue from royalties in the period of usage.

Our software products generally do not include customization or modification services and are sold in the form of term licenses. These software licenses represent one distinct performance obligation. Revenue is recognized when the software is delivered to the customer.

Professional services

We enter into contracts for professional services, including for our IoT-related service offerings, that include software development and customization. We identify each performance obligation in our professional services contracts at contract inception. The contracts generally include project deliverables specified by each customer. The performance obligations in the contracts are generally combined into one deliverable. The contract pricing is either at stated billing rates per service hour and material costs or at a fixed amount. Services provided under professional engineering contracts generally result in the transfer of control of the applicable deliverable over time. We recognize revenue on service contracts based on time and materials as we have the right to invoice. We recognize revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation. Certain professional service contracts include substantive customer acceptance provisions, in which case, we recognize revenue upon customer acceptance.

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

We measure our estimate of completion on fixed-price contracts, which in turn determines the amount of revenue we recognize, based primarily on actual hours incurred to date and our estimate of remaining hours necessary to complete the contract. These estimates factor in such variables as the remaining tasks, the complexity of the tasks, the contracted quality of the software to be provided, the customer’s estimated delivery date, integration of third-party software and quality thereof and other factors. Every fixed-price contract requires various approvals within our company, including by our Chief Executive Officer if significant. This approval process takes into consideration several factors, including the complexity of engineering required. Historically, our estimation processes related to fixed-price contracts have been accurate based on the information known at the time of the reporting of our results. However, percentage-of-completion estimates require significant judgment. During the year ended December 31, 2019, we delivered professional engineering services under three fixed-price service contracts. The estimated remaining labor hours and costs to complete these contracts represent management’s best estimates based on the facts and circumstances as of the filing of this report. If there are changes to the underlying facts and circumstances, we record the revisions to our calculations in the period the changes are noted.

Leases

We lease office facilities, primarily under operating leases, which expire at various dates through 2027. These leases generally contain renewal options for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; which the Company has an option to exercise at the end of the initial lease term.

We determine if an arrangement is a lease at inception. On our balance sheet, our office facility leases, with a lease term greater than 12-months, are included in Right-of-Use (“ROU”) assets and related lease liabilities are included in the Operating leases and Operating leases, long-term statement line items. ROU assets represent our right to use the underlying assets for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease agreements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. For leases that do not provide an implicit rate, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. We will use the implicit rate in the lease when readily determinable. The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any extension options that the Company more likely than not expects to exercise, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on price indices. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We have three reporting units for the purpose of evaluating goodwill for impairment—third-party software, proprietary software and professional engineering services. See Note. 15, Information about Operating Segments and Geographic Areas in the Notes to our Consolidated Financial Statements in Item 8.

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

	Year Ended December 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue	$59,283	$73,414	$(14,131)	(19)%
Cost of revenue	49,187	57,904	(8,717)	(15)%
Gross profit	10,096	15,510	(5,414)	(35)%
Operating expenses	19,410	29,441	(10,031)	(34)%
Loss from operations	(9,314)	(13,931)	4,617	(33)%
Other income, net	149	207	(58)	(28)%
Loss before income taxes	(9,165)	(13,724)	4,559	(33)%
Income tax expense	(16)	(13)	(3)	23%
Net loss	$(9,181)	$(13,737)	$4,556	(33)%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and the sale of professional services. Total revenue decreased in 2019 compared to 2018, primarily due to lower sales of Microsoft Windows IoT and Mobile operating systems and lower Edge to Cloud service revenue, predominantly in North America.

One customer, Honeywell International, Inc., accounted for 10% of total revenue in 2018. No other customers accounted for 10% or more of total revenue in 2019 or 2018.

Additional revenue details were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Revenue:
Partner Solutions	$50,628	$61,159	$(10,531)	(17)%
Edge to Cloud	8,655	12,255	(3,600)	(29)%
Total revenue	$59,283	$73,414	$(14,131)	(19)%
As a percentage of total revenue:
Partner Solutions	85%	83%
Edge to Cloud	15%	17%

Total revenue consists of sales of embedded operating system software and revenue realized from sales of our own proprietary software products, which include software license sales and support and maintenance revenue, and professional services that support DataV software and service customers.

Partner solutions revenue decreased in 2019 compared to 2018, driven primarily by lower sales of Microsoft Windows IoT operating systems. Sales of Microsoft operating systems represented approximately 84% and 81% of our total revenue and 70% and 57% of our total gross profit for 2019 and 2018, respectively.

Edge to Cloud revenue decreased in 2019 compared to 2018, due to declines in service revenue generated in North America, Asia and Europe with the completion in 2018 of several DataV software projects. We expect Edge to Cloud service revenue to grow over time as we focus our strategic focus toward cloud-based and other IoT-related service offerings. We expect Edge to Cloud revenue will continue to vary in timing and amounts.

Gross profit and gross margin Cost of Partner Solutions revenue consists primarily of the cost of embedded operating system software product costs payable to third-party vendors and support costs associated with our proprietary software products. Cost of Edge to Cloud revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, related facilities and depreciation costs, and amortization of certain intangible assets related to acquisitions.

Gross profit and gross margin were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change (1)
Partner Solutions gross profit	$7,430	$9,751	$(2,321)	(24)%
Partner Solutions gross margin	15%	16%	-	(1)%
Edge to Cloud gross profit	$2,666	$5,759	$(3,093)	(54)%
Edge to Cloud gross margin	31%	47%	-	(16)%
Total gross profit	$10,096	$15,510	$(5,414)	(35)%
Total gross margin	17%	21%	-	(4)%
(1) For gross margin, amounts represent percentage point change.

Partner Solutions gross profit declined in 2019 compared to 2018, primarily as a result of lower third-party software sales and from a decrease in the amount of rebate credits we received from Microsoft in the current year period compared to the prior year period, but gross margins were relatively stable. We experienced increased competition with respect to a number of larger Partner Solutions software accounts during 2019 as price protections under the Microsoft volume pricing arrangement, which ended in 2016, reduced per account revenue. Gross profit on Partner Solutions software was positively impacted in 2019 and 2018 by rebate credits we received from Microsoft for the sale of Windows IoT operating systems earned through the achievement of defined objectives. In accordance with Microsoft rebate program rules, we allocate 20% and 30% of rebates in 2019 and 2018, respectively, to reduce cost of revenue, with the remaining 80% in 2019, and 70% in 2018, used to offset qualified marketing expenses in the period the expenditures are incurred. Under the Microsoft rebate program, we recorded $0.3 million and $0.7 million of rebates in 2019 and 2018, respectively, which were accounted for as reductions in cost of revenue. Additionally, we recorded $1.2 million and $0.7 million in rebates in 2019 and 2018 respectively, which were accounted for as reductions in marketing expenses. There was a balance of approximately $1.0 million in outstanding rebates for which we qualified as of December 31, 2019. If qualified program expenditures are subsequently made, these will be accounted for as reductions in marketing expenses in the period in which such expenditures are made.

Edge to Cloud gross profit and gross margin decreased in 2019 compared to 2018, primarily due to decreased sales of DataV software and services in 2019 compared to 2018.

Operating expenses

Operating expenses were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2019	2018	$ Change	% Change
Operating expenses:
Selling, general and administrative	$11,316	$17,074	$(5,758)	(34)%
Research and development	5,751	8,629	(2,878)	(33)%
Restructuring costs	2,343	-	2,343	100%
Goodwill impairment	-	3,738	(3,738)	(100)%
Total operating expenses	$19,410	$29,441	$(10,031)	(34)%
As a percentage of total revenue:
Selling, general and administrative	19%	23%
Research and development	10%	12%
Restructuring costs	4%	0%
Goodwill impairment	0%	5%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased in 2019 compared to 2018, due to lower salaries and related benefits and across the board spending reduction efforts that started in the second half of 2018 and continued during 2019.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, contractor and consultant costs and related facilities and depreciation costs. R&D expenses decreased in 2019 compared to 2018, primarily due to lower salaries and related benefits resulting from our spending reduction efforts.

Restructuring costs

Restructuring costs include $1.9 million in severance and benefits related to a workforce reduction plan announced by management in the second quarter of 2019 and a non-cash impairment charge in the second quarter of 2019 of $0.4 million related to certain software development cost assets.

Goodwill impairment

Goodwill impairment expense resulted from our annual goodwill assessment in the fourth quarter of 2018, where the carrying value of goodwill was determined to be fully impaired, resulting in an impairment charge of $3.7 million.

Other income and loss

Other income and loss consist primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. The decrease in 2019 compared to 2018 was primarily due to lower total interest earned on our cash and investments and foreign exchange rate fluctuations.

Income taxes

Income tax expense for 2019 and 2018 related to state and local income taxes.

Liquidity and Capital Resources

As of December 31, 2019, we had $10.6 million of cash, cash equivalents and investments (including $0.6 million in restricted cash), compared to $16.9 million at December 31, 2018, reflecting a net use of approximately $6.4 million in cash, cash equivalents and investments. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at December 31, 2019 had minimal default risk and short-term maturities.

Operating activities used cash of approximately $6.0 million in 2019, which included a net loss of $9.2 million, partially offset by non-cash adjustments of $1.8 million and a change in working capital of approximately $1.4 million. Cash used in operating activities in 2019 included one-time payment of $1.5 million in restructuring costs. Operating activities used cash of approximately $7.4 million in 2018, which included a net loss of approximately $13.7 million, partially offset by non-cash adjustments of approximately $5.1 million and a working capital usage of approximately $1.3 million.

Investing activities provided cash of approximately $3.9 million in 2019, primarily due to net cash inflows on short-term investments of $4.3 million, partially offset by capital expenditures of $0.4 million. Investing activities provided cash of approximately $5.1 million in 2018, primarily due to net cash inflows on short-term investments of $5.5 million, partially offset by capital expenditures of $0.5 million.

Financing activities provided no cash in 2019 and negligible cash in 2018 resulting from the exercise of stock options.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Contractual commitments

Future operating lease commitments were as follows as of December 31, 2019 (in thousands):

As of December 31, 2019, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2020	$727
2021	304
2022	249
2023	255
2024	262
Thereafter	709
Total minimum lease payments	2,506
Less: amount representing interest	(548)
Present value of lease liabilities	$1,958

Recently Issued Accounting Standards

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BSQUARE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BSQUARE Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in accordance with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 24, 2020

We have served as the Company’s auditor since 2006.

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,712	$10,005
Restricted cash	600	263
Short-term investments	2,249	6,409
Accounts receivable, net of allowance for doubtful accounts of $31 at December 31, 2019 and $40 at December 31, 2018	9,216	11,581
Prepaid expenses and other current assets	244	685
Contract assets	494	1,053
Total current assets	20,515	29,996
Restricted cash, long-term	—	263
Equipment, furniture and leasehold improvements, net	252	911
Deferred tax assets	7	7
Intangible assets, net	169	267
Right-of-use lease assets, net	1,828	—
Other non-current assets including contract assets	284	550
Total assets	$23,055	$31,994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$7,224	$7,620
Accounts payable	408	565
Accrued compensation	1,001	1,629
Other accrued expenses	306	653
Deferred rent, current portion	—	347
Deferred revenue, current portion	1,559	1,652
Operating leases	702	—
Total current liabilities	11,200	12,466
Deferred rent	—	150
Deferred revenue	903	1,037
Operating leases, long-term	1,256
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 13,042,293 issued and outstanding at December 31, 2019 and 12,777,573 issued and outstanding at December 31, 2018	138,877	138,280
Accumulated other comprehensive loss	(987)	(926)
Accumulated deficit	(128,194)	(119,013)
Total shareholders' equity	9,696	18,341
Total liabilities and shareholders' equity	$23,055	$31,994

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Partner Solutions	$50,628	$61,159
Edge to Cloud	8,655	12,255
Total revenue	59,283	73,414
Cost of revenue:
Partner Solutions	43,198	51,408
Edge to Cloud	5,989	6,496
Total cost of revenue	49,187	57,904
Gross profit	10,096	15,510
Operating expenses:
Selling, general and administrative	11,316	17,074
Research and development	5,751	8,629
Restructuring costs	2,343	—
Goodwill impairment	—	3,738
Total operating expenses	19,410	29,441
Loss from operations	(9,314)	(13,931)
Other income, net	149	207
Loss before income taxes	(9,165)	(13,724)
Income tax expense	(16)	(13)
Net loss	$(9,181)	$(13,737)
Basic loss per share	$(0.71)	$(1.08)
Diluted loss per share	$(0.71)	$(1.08)
Shares used in per share calculations:
Basic	12,896	12,712
Diluted	12,896	12,712
Comprehensive loss:
Net loss	$(9,181)	$(13,737)
Other comprehensive loss:
Foreign currency translation, net of tax	(63)	(17)
Unrealized gain on investments, net of tax	2	7
Total other comprehensive loss	(61)	(10)
Comprehensive loss	$(9,242)	$(13,747)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	-	$-	12,664,489	$137,622	$(916)	$(105,276)	$31,430
Exercise of stock options	-	-	2,422	9	-	-	9
Share-based compensation, including issuance of restricted stock	-	-	113,535	678	-	-	678
Shares of restricted stock withheld for taxes			(2,873)	(10)	-	-	(10)
Net loss	-	-	-	-	-	(13,737)	(13,737)
Foreign currency translation adjustment, net of tax	-	-	-	(19)	(17)	-	(36)
Unrealized gain on investments, net of tax	-	-	-	-	7	-	7
Balance as of December 31, 2018	-	-	12,777,573	138,280	(926)	(119,013)	18,341
Exercise of stock options	-	-	264,720	-	-	-	-
Share-based compensation, including issuance of restricted stock	-	-	-	519	-	-	519
Shares of restricted stock withheld for taxes	-	-	-	(24)	-	-	(24)
Net loss	-	-	-	-	-	(9,181)	(9,181)
Foreign currency translation adjustment, net of tax	-	-	-	102	(63)	-	39
Unrealized gain on investments, net of tax	-	-	-	-	2	-	2
Balance as of December 31, 2019	-	$-	13,042,293	$138,877	$(987)	$(128,194)	$9,696

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,181)	$(13,737)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	897	639
Share-based compensation	519	678
Software development costs impairment	375	-
Goodwill impairment	-	3,738
Changes in operating assets and liabilities:
Accounts receivable, net	2,365	6,433
Prepaid expenses and other assets	593	(115)
Contract assets	559	(644)
Third-party software fees payable	(396)	(2,927)
Accounts payable and accrued expenses	(1,132)	(475)
Operating leases	130	-
Deferred revenue	(227)	(591)
Deferred rent	(497)	(358)
Net cash used by operating activities	(5,995)	(7,359)
Cash flows from investing activities:
Purchases of equipment and furniture	(418)	(463)
Proceeds from maturities of short-term investments	12,390	18,125
Purchases of short-term investments	(8,114)	(12,595)
Net cash provided by investing activities	3,858	5,067
Cash flows from financing activities—proceeds from exercise of stock options	-	9
Effect of exchange rates on cash	(82)	(45)
Net decrease in cash, restricted cash, and cash equivalents	(2,219)	(2,328)
Cash, restricted cash, and cash equivalents, beginning of year	10,531	12,859
Cash, restricted cash, and cash equivalents, end of year	$8,312	$10,531
Supplemental cash flow information:
Cash (refund of) paid for income taxes	(7)	75

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of business

BSQUARE Corporation (“BSQUARE,” “we,” “us” and “our”) was incorporated in Washington State in July 1994. Since our inception, our business has largely been focused on providing software solutions (including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices.

Bsquare builds technology that is powering the next generation of intelligent systems. We help companies realize the promise of IoT through the development of devices and systems that are cloud-enabled, share data seamlessly, facilitate distributed learning and control, and operate at securely scale. We believe that IoT-enabled systems can not only deliver value to our customers but can also help people make better use of the resources of our planet. Bsquare's suite of services and software components create new revenue streams and operating models for our customers while providing opportunities for lowering costs and improving operations.

Basis of consolidation

The consolidated financial statements include the accounts of BSQUARE and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Recently adopted accounting standards

We adopted Accounting Standard Update (ASU) No. 2016-02, Leases (ASU 2016-02) on January 1, 2019. See Note 9, “Leases.”

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) by removing certain exceptions permitted under ASC 740, Accounting for Income Taxes, and clarifying existing guidance to facilitate consistent application. We are planning to early adopt this ASU as of January 1, 2020. Since we maintain a full valuation allowance on our net deferred tax assets, the adoption is not expected to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

Standards issued and not yet implemented

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2020. We do not expect the new credit loss standard to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), (ASU 2018-15). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). We do not expect the new standard to have a material effect on our financial condition, results of operations and cash flows, or financial statement disclosures.

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of share-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates. Actual results may differ from these estimates.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted per share amounts (in thousands):

	Year Ended December 31,
	2019	2018
Weighted average common shares outstanding, basic	12,896	12,712
Dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	12,896	12,712

Common stock equivalent shares of approximately 1,570,000 and 1,714,000 were excluded from the computation of diluted per share amounts for the years ended December 31, 2019 and 2018, respectively, because their effect was anti-dilutive.

Cash, cash equivalents and investments

We invest our excess cash primarily in highly liquid debt instruments of U.S. government agencies and municipalities, debt instruments issued by foreign governments, corporate commercial paper, money market funds, and corporate debt securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months and not longer than 12 months as short-term investments.

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

Leases

We lease office facilities, primarily under operating leases, which expire at various dates through 2027. These leases generally contain a renewal options for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement; which the Company has an option to exercise at the end of the initial lease term.

We determine if an arrangement is a lease at inception. On our balance sheet, our office facility leases, with a lease term greater than 12-months, are included in Right-of-Use (“ROU”) assets and related lease liabilities are included in the Operating leases and Operating leases, long-term statement line items. ROU assets represent our right to use the underlying assets for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease agreements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. For leases that do not provide an implicit rate, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. We will use the implicit rate in the lease when readily determinable. The Company accounts for its lease expense with free rent periods and step-rent provisions on a straight-line basis over the original term of the lease and any extension options that the Company more likely than not expects to exercise, from the date the Company has control of the property. Certain leases provide for periodic rental increases based on price indices. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Goodwill

We evaluate goodwill for impairment annually during the fourth quarter or more frequently when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We have two reporting units for the purpose of evaluating goodwill for impairment—Partner Solutions and Edge to Cloud. See Note 15, “Information about Operating Segments and Geographic Areas.”

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

Third-party software fees payable

We record all fees payable and accrued liabilities related to the sale of embedded operating system software, such as Microsoft Windows IoT and Windows Mobile operating systems, as third-party software fees payable.

Research and development

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs would be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this would be reached after all high-risk development issues have been resolved through coding and testing and would occur shortly before the product is released. Research and development expense was $5.8 million and $8.6 million in 2019 and 2018, respectively

Internally developed software

We capitalize payroll and benefits costs incurred internally during the application development stage of developing a computer software product for general release to customers. Amortization of costs incurred after this point is included in cost of revenue over the estimated life of the products.

Advertising costs

All costs of advertising, including cooperative marketing arrangements, are expensed as incurred. Advertising expense was $154,000 and $171,000 in 2019 and 2018, respectively.

Share-based compensation

The estimated fair value of share-based awards is recognized as compensation expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures of share-based awards based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

We apply judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2019, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

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

Embedded operating system software

We sell embedded operating system software licenses based upon a customer purchase order, shipping a certificate of authenticity (“COA”) to satisfy this single performance obligation. These shipments are also subject to limited return rights; historically, returns have averaged less than one-quarter of one percent. In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), we recognize revenue from third-party products at the time of shipment when the customer accepts control of the COA.

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

Our software products, other than for DataV products, generally do not include customization or modification services and are sold in the form of term licenses. These software licenses represent one distinct performance obligation. Revenue is recognized when the software is delivered to the customer.

Professional services

We enter into contracts for professional services, including for our IoT-related service offerings, that include software development and customization. We identify each performance obligation in our professional services contracts at contract inception. The contracts generally include project deliverables specified by each customer. The performance obligations in the contracts are generally combined into one deliverable. The contract pricing is either at stated billing rates per service hour and material costs or at a fixed amount. Services provided under professional engineering contracts generally result in the transfer of control of the applicable deliverable over time. We recognize revenue on service contracts based on time and materials as we have the right to invoice. We recognize revenue on fixed fee contracts on the proportion of labor hours expended (under Topic 606, the ‘input method’) to the total hours expected to complete the contract performance obligation. Certain professional service contracts include substantive customer acceptance provisions; in which case we recognize revenue upon customer acceptance.

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

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Partner Solutions	Edge to Cloud	Total	Partner Solutions	Edge to Cloud	Total
Primary geographical markets:
North America	$42,443	$7,667	$50,110	$58,523	$10,565	$69,088
Europe	1,273	750	2,023	2,239	816	3,055
Asia	6,912	238	7,150	397	874	1,271
Total	$50,628	$8,655	$59,283	$61,159	$12,255	$73,414

Major products/services lines:
Partner Solutions	$50,628	$-	$50,628	$61,159	$-	$61,159
Edge to Cloud	-	8,655	8,655	-	12,255	12,255
Total	$50,628	$8,655	$59,283	$61,159	$12,255	$73,414

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2019	December 31, 2018
Receivables	$9,216	$11,581
Short-term contract assets	494	1,053
Long-term contract assets	237	528
Short-term contract liabilities (deferred revenue)	1,559	1,652
Long-term contract liabilities (deferred revenue)	903	1,037

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

Significant changes in contract assets and liabilities balances were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Contract Assets	Contract Liabilities (1)	Contract Assets	Contract Liabilities (1)
Revenue recognized that was included in the contract liability at beginning of the period	$-	$2,033	$-	$3,663
Transferred to receivables from contract assets recognized at beginning of the period	$302	$-	$263	$-
(1) Comprised of deferred revenue

Contract acquisition costs

In connection with the adoption of Topic 606, we capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. For contracts with lives exceeding one year, as is more common with our DataV software bookings, we record these costs in proportion to each completed contract performance obligation. During the years ended December 31, 2019 and December 31, 2018, we recorded $108,000 and $128,000 in amortization of capitalized contract acquisition costs, respectively. There were no impairment losses recorded related to costs capitalized. Contract acquisition costs capitalized during the years ended December 31, 2019 and December 31, 2018 were $151,000 and $748,000, respectively.

Performance obligations

We did not recognize any revenue from performance obligations satisfied in previous periods.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter
Partner Solutions	$14	$-	$-	$-	$-	$-
Edge to Cloud	1,581	2,232	274	-	-	-

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

The Company has the right to invoice customers in an amount that directly corresponds with the value to the customer of the Company's performance to date and recognizes revenue based on the invoiced amount.

3.	Cash and Investments

Cash, cash equivalents, restricted cash, and short-term investments consisted of the following (in thousands):

	December 31,
	2019	2018
Cash	$4,092	$6,780
Cash equivalents (see detail in Note 4)	3,620	3,225
Restricted cash	600	263
Restricted cash, long-term (see detail in Note 4)	-	263
Total cash, cash equivalents and restricted cash as presented in the statement of cash flows	8,312	10,531
Short-term investments (see detail in Note 4)	2,249	6,409
Total cash, cash equivalents, restricted cash and short-term investments	$10,561	$16,940

4.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,871	$-	$1,871
Corporate commercial paper	-	999	999
Corporate debt	-	750	750
Total cash equivalents	1,871	1,749	3,620
Restricted cash:
Money market funds	600	-	600
Short-term investments:
Corporate commercial paper	-	748	748
Corporate debt	-	1,501	1,501
Total short-term investments	-	2,249	2,249
Total assets measured at fair value	$2,471	$3,998	$6,469

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$1,277	$-	$1,277
Corporate commercial paper	-	1,198	1,198
Corporate debt	-	750	750
Total cash equivalents	1,277	1,948	3,225
Restricted cash:
Money market funds	526	-	526
Short-term investments:
Corporate commercial paper	-	3,874	3,874
Corporate debt	-	2,535	2,535
Total short-term investments	-	6,409	6,409
Total assets measured at fair value	$1,803	$8,357	$10,160

As of December 31, 2019 and 2018, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5.	Equipment, Furniture and Leasehold Improvements

Equipment, furniture, and leasehold improvements consisted of the following (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$1,290	$1,637
Office furniture and equipment	262	302
Leasehold improvements	1,165	1,163
Software development costs	45	329
Total	2,762	3,431
Less: accumulated depreciation and amortization	(2,510)	(2,520)
Equipment, furniture and leasehold improvements, net	$252	$911

Depreciation and amortization expense related to these assets was $799,000 and $541,000 in 2019 and 2018, respectively.

6.	Goodwill and Intangible Assets

Goodwill was recorded in connection with the September 2011 acquisition of MPC Data, Ltd. (renamed BSQUARE EMEA, Ltd. in 2015), a United Kingdom based provider of software engineering services.

For 2018, we performed our annual goodwill assessment in the fourth quarter of 2018. We chose to forego performing the qualitative assessment and proceeded directly to performing the quantitative impairment test by comparing the fair value of our Professional Engineering Service (PES) reporting unit (renamed to Edge to Cloud in Q3 2019) with its carrying value, including goodwill, recording an impairment charge for the excess. When performing the assessment, we determined the fair value of our PES reporting unit based on our forecast of future revenue and expense cash flow streams. Based on the uncertainty of future sales for new PES services and the results of this assessment, we determined that the carrying value of goodwill was impaired. As a result, an impairment charge of $3.7 million was recorded.

For 2019, there was no carrying amount of goodwill recorded on the balance sheet.

The carrying value of goodwill consisted of the following (in thousands):

	Cost	Impairment Loss	Net Carrying Value
Reconciliation of Goodwill carrying amount:
Balance as of December 31, 2019	$-	$-	$-
Balance as of December 31, 2018	$3,738	$(3,738)	$-

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011 and were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Customer relationships:
Balance as of December 31, 2019	$1,275	$(1,106)	$169
Balance as of December 31, 2018	$1,275	$(1,008)	$267

Amortization expense was $98,000 for both 2019 and 2018. Amortization expense in future periods is expected to be as follows (in thousands):

2020	$98
2021	71
Total	$169

7.	Other Income and Loss

Other income and loss consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Interest income	$179	$207
Other income (loss)	(30)	-
Total	$149	$207

8.	Income Taxes

Pre-tax loss consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
U.S.	$(8,225)	$(13,081)
Foreign	(940)	(643)
Total	$(9,165)	$(13,724)

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current taxes:
Federal	$-	$-
State and local	16	13
Foreign	-	-
Current taxes	16	13
Deferred taxes:
Federal	-	-
State and local	-	-
Foreign	-	-
Deferred taxes	-	-
Total	$16	$13

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$18,677	$17,443
Research and development credit carryforwards	3,576	3,337
Share-based compensation	645	1,006
Accrued expenses and reserves	127	47
Depreciation and amortization	17	48
Deferred revenue	275	(63)
Other	14	19
Gross deferred tax assets	23,331	21,837
Less: valuation allowance	(23,324)	(21,830)
Net deferred tax assets	$7	$7

Net deferred tax assets and liabilities were recorded as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets, non-current	$7	$7
Deferred tax liability, non-current	-	-
Net deferred tax assets	$7	$7

As of December 31, 2019, our deferred tax assets were primarily the result of U.S. net operating loss, research and development credit carryforwards and share-based compensation expense. We have applied a full valuation allowance against the U.S. deferred tax assets in the U.S. and foreign jurisdictions.

We use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2019, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

The provision for income taxes differed from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as follows (in thousands, except percentages):

	Year Ended December 31,
	2019		2018
U.S. Federal tax benefit at statutory rates	$(1,925)	21.0%	$(2,889)	21.0%
Impact of:
Tax credits	(715)	7.8	(517)	3.8
State income tax	(108)	1.2	10	(0.1)
International operations	409	(4.5)	30	(0.2)
Share-based compensation	348	(3.8)	2	-
Valuation allowance	1,471	(16.0)	2,280	(16.6)
Expiration of tax attributes	475	(5.2)	217	(1.6)
Goodwill impairment	-	-	784	(5.7)
Other, net	61	(0.7)	96	(0.7)
Tax expense and effective tax rate	$16	(0.2)%	$13	(0.1)%

At December 31, 2019, we had approximately $79.7 million of federal and $12.4 million of state net operating loss carryforwards, which have begun to expire. Of the federal net operating loss carryforwards, approximately $45.7 million will expire by 2024 and $17.0 million are indefinite. We also have approximately $3.6 million of tax credit carryforwards, which have begun to expire. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code that restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2019 or 2018.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

9.	Leases

We adopted ASU 2016-02 effective January 1, 2019 and elected the modified retrospective transition method, recording a cumulative-effect adjustment as of that date and presenting comparative prior year periods in accordance with Accounting Standards Codification Topic 840. On the date of adoption, we recorded a cumulative adjustment to recognize new net lease liabilities of $1.7 million and new right-of-use (ROU) assets of $1.2 million, for operating leases on our consolidated balance sheets, based on the present value of remaining rental payments for existing operating leases. As part of adoption, we also de-recognized $0.5 million in deferred rent. Adoption of the standard did not have a material impact on our statement of operations or statement of cash flows. As part of adoption, we elected the short-term lease recognition exemption for our facility rental and equipment leases (all leases that qualified), which means that we did not recognize ROU assets or lease liabilities for existing short-term leases (leases of 12-months or less) as of the January 1, 2019 adoption date. In addition, when adopting ASU 2016-02 we applied the following practical expedients to forego assessing:

•	whether any expired or existing contracts are or contain a lease,
•	lease classification for any expired or existing leases, and

•	initial direct costs for any existing leases.
•	to separate non-lease components from lease components for leases of real estate assets.

We determine if an arrangement is a lease at inception. On our balance sheet, our office leases are included in ROU assets and related lease liabilities are included in the Operating leases and Operating leases, long-term statement line items. We determined that we do not currently have finance leases.

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

Our leases have remaining terms of one to eight years. The only leases that contain renewal options are for office space leases at our Bellevue and Taiwan locations. As of January 1, 2019, because of changes in our business, we were not able to determine with reasonable certainty whether we will renew our Bellevue or Taiwan leases, As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense. In the fourth quarter of 2019, we made the decision not to renew our Bellevue lease, which expires at the end of May 2020 and we do not intend to renew our Taiwan lease (see Note 17, “Restructuring Costs”).

In December 2019, we entered into an operating lease agreement for a new corporate office facility in Seattle, Washington. The term of the lease is 87 months, with a rent date starting on May 1, 2020 and the lease term ending on July 31, 2027. As a result of entering this lease agreement December 2019, we recorded additional ROU assets and net lease liabilities of $1.2 million on our consolidated balance sheets. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

Twelve months ended
Total component lease expense was as follows (in thousands):	December 31, 2019
Operating leases	$992
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$1,359
Supplemental balance sheet information related to leases was as follows (dollars in thousands):	December 31, 2019
Operating leases:
Right of use	$1,828
Current portion of operating leases liability	$702
Operating leases liability, net of current portion	1,256
Total operating leases liabilities	$1,958
Weighted Average Remaining Lease Term	5.25 years
Weighted Average Discount Rate	8.0%

Future operating lease commitments are as follows (in thousands):

As of December 31, 2019, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2020	$727
2021	304
2022	249
2023	255
2024	262
Thereafter	709
Total minimum lease payments	2,506
Less: amount representing imputed interest	(548)
Present value of lease liabilities	$1,958

10.	Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Bellevue, Washington; Seattle, Washington; and Trowbridge, UK. See Note 9, “Leases.”

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

11.	Shareholders’ Equity

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

Share-based compensation

The estimated fair value of share-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018
Dividend yield	0%	0%
Expected life	4.9 years	6.1 years
Expected volatility	59%	56%
Risk-free interest rate	1.6%	2.6%

The impact on our results of operations from share-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Cost of revenue— professional engineering service	$1	$28
Selling, general and administrative	546	460
Research and development	(28)	190
Total share-based compensation expense	$519	$678
Per basic share	$0.04	$0.05
Per diluted share	$0.04	$0.05

Stock option activity

The following table summarizes stock option activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2017	1,912,161	$4.88	7.61
Granted	316,393	3.63
Exercised	(2,422)	3.59
Forfeited	(434,374)	4.88
Expired	(401,746)	4.27
Balance at December 31, 2018	1,390,012	4.77	6.83
Granted	958,798	1.69
Exercised	—	-
Forfeited	(251,213)	4.81
Expired	(552,771)	5.07
Balance at December 31, 2019	1,544,826	2.74	7.47	$46,582
Vested and expected to vest at December 31, 2019	1,278,079	2.95	7.04	32,307
Exercisable at December 31, 2019	525,289	$4.52	3.92	$31

At December 31, 2019, total compensation cost related to stock options granted but not yet recognized was approximately $553,906, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 2.3 years.

The following table summarizes certain additional information about stock options:

	Year Ended December 31,
	2019	2018
Weighted average grant-date fair value for options granted during the year	$1.33	$1.81
Vested options in-the-money	344	—
Aggregate intrinsic value of options exercised during the year	$—	$1,853

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted stock unit activity

The following table summarizes RSU activity:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2017	116,968	$5.33
Granted	251,371	2.72
Vested	(113,535)	4.19
Forfeited	(68,288)	4.30
Unvested at December 31, 2018	186,516	2.87
Granted	225,693	1.44
Vested	(264,720)	2.03
Forfeited	(34,643)	4.68
Unvested at December 31, 2019	112,846	1.44
Expected to vest after December 31, 2019	106,295	$1.44

At December 31, 2019, total compensation cost related to RSUs granted but not recognized was approximately $53,566, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.3 years.

Common stock reserved for future issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of December 31, 2019:

Stock options outstanding	1,544,826
Restricted stock units outstanding	112,846
Stock options available for future grant	1,730,036
Common stock reserved for future issuance	3,387,708

12.	Employee Benefit Plan

We maintain a Profit Sharing and Deferred Compensation Plan, The BSQUARE Corporation 401(k) Plan and Trust (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the Profit-Sharing Plan. We typically elect to match the participants’ contributions to the Profit-Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $256,000 and $439,000 in 2019 and 2018, respectively.

13.	Significant Concentrations

Significant customer

Honeywell International, Inc. and affiliated entities (“Honeywell”) accounted for revenue and accounts receivable as follows (in thousands, except percentages):

	Year Ended December 31,
	2019	2018
Honeywell revenue	$1,737	$7,013
As a percentage of total revenue	3%	10%

	December 31,
	2019	2018
Honeywell accounts receivable	$1,223	$2,758
As a percentage of total accounts receivable	13%	24%

No other customer accounted for 10% or more of total revenue in 2019 or 2018 or 10% or more of total accounts receivable at December 31, 2019 or 2018.

Significant supplier

Effective March 1, 2019, pursuant to a Global Partnership Agreement with Microsoft, we are authorized to sell Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 and 75% in 2018 resulted from the sale of Windows IoT operating systems. Our existing distribution agreement for sales of Windows IoT operating systems in the European Union (“E.U.”), the European Free Trade Association, Turkey and Africa, expired on June 30, 2019 and was not renewed thereafter. We generated approximately 3% of our Partner Solutions software sales under this agreement in 2019. We have also entered into ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

Software sales under these agreements constitute a significant portion of our software revenue and total revenue. There is no automatic renewal provision in any of these agreements, and these agreements can be terminated unilaterally by Microsoft at any time.

Microsoft currently offers a rebate program to sell Microsoft Windows IoT operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules, we allocate 20% and 30% of rebates in 2019 and 2018, respectively, to reduce cost of sales, with the remaining 80% in 2019 and 70% in 2018 used to offset qualified marketing expenses in the period the expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Year Ended December 31,
	2019	2018
Reductions to cost of revenue	$314	$718
Reductions to marketing expense	$1,217	$682

There was a balance of approximately $1.0 million in outstanding rebate credits for which we qualified as of December 31, 2019. If qualified program expenditures are made, these will be accounted for as reductions in marketing expense in the period in which such expenditures are made.

14.	Credit Agreement

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

15.	Information about Operating Segments and Geographic Areas

Our chief operating decision-makers (i.e. our Chief Executive Officer and certain direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, or planning for levels or components below the consolidated unit level. We operate within a single industry segment of computer software and services. Effective as of July 1, 2019, we made the following changes to our operating segments:

•	Our Third-Party Software operating segment was renamed to Partner Solutions;
•	Our Professional Engineering Service operating segment was renamed to Edge to Cloud; and
•

We no longer present separate information for the Proprietary Software operating segment. Results are no longer quantifiably significant, nor does management view the segment as of continuing significance after deciding to stop marketing of DataV as an IoT platform in the second quarter of 2019. Results for the Proprietary Software segment are now combined with the Edge to Cloud segment as part of continuing operations, with prior period segment results recast to reflect our reporting segments on a comparable basis.

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

	Year Ended December 31,
	2019	2018
Partner Solutions:
Revenue	$50,628	$61,159
Cost of revenue	43,198	51,408
Gross profit	7,430	9,751
Edge to Cloud:
Revenue	8,655	12,255
Cost of revenue	5,989	6,496
Gross profit	2,666	5,759
Total gross profit	10,096	15,510
Operating expenses	19,410	29,441
Other income, net	149	207
Income tax expense	(16)	(13)
Net loss	$(9,181)	$(13,737)

Revenue by geography is based on the sales region of the customer. The following tables set forth revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2019	2018
Total revenue:
North America	$50,110	$69,088
Asia	7,150	1,271
Europe	2,023	3,055
Total revenue	$59,283	$73,414

	December 31,
	2019	2018
Long-lived assets:
North America	$2,016	$1,578
Asia	177	91
Europe	340	322
Total long-lived assets	$2,533	$1,991

16.	Impairment of Software Development Costs

As a result of an impairment analysis associated with our long-lived equipment, furniture and leasehold improvement assets, the Company recorded a charge of $0.4 million related to certain software development cost assets during the three months ended June 30, 2019. For the twelve months of 2019 and 2018, we incurred charges of $0.4 million and none, respectively, for impairment of software development costs. The charges are reflected in the “Restructuring costs” line item on the Company’s consolidated statement of operations and comprehensive loss.

17.	Restructuring Costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the U.S. and internationally. In October 2019, we determined to close our Taiwan branch office by December 31, 2019, which resulted in elimination of approximately 17 additional positions. An involuntary termination benefit plan was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives. The costs associated with these actions consist primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets. We incurred aggregate restructuring charges of approximately $2.3 million associated with these actions. During the twelve months of 2019 and 2018, we incurred $2.3 million and none, respectively, in charges for restructuring costs under this plan. For the twelve months ended December 31, 2019, $1.5 million in restructuring costs were paid. The ending balance for accrued restructuring charges is $0.5 million as of December 31, 2019 and is included as part of accrued compensation on the consolidated balance sheets.

Summary of Restructuring Costs

The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousand):

	Year Ended December 31,
	2019	2018
Balance as of December 31, 2018	$-	$—
Restructuring costs	2,343	—
Non-cash asset impairment charge	(375)	—
Cash payments	(1,507)	—
Balance as of December 31, 2019	$461	$—

	As of December 31,
Estimated timing of future payments:	2019	2018
Expected to be paid in 2020	$461	$—

18.	Quarterly Financial Information (Unaudited)

	Condensed Consolidated Statements of Operations
	2019
	Q1	Q2	Q3	Q4
		(in thousands, except per share data)
Revenue	$15,096	$14,180	$14,641	$15,366
Gross profit	2,391	2,423	2,632	2,650
Loss from operations	(2,879)	(3,929)	(1,129)	(1,377)
Net loss	(2,846)	(3,868)	(1,107)	(1,360)
Basic loss per share	(0.22)	(0.30)	(0.09)	(0.10)
Diluted loss per share	$(0.22)	$(0.30)	$(0.09)	$(0.10)
Shares used in per share calculations:
Basic	12,795	12,855	12,934	12,997
Diluted	12,795	12,855	12,934	12,997

	2018
	Q1	Q2	Q3	Q4
		(in thousands, except per share data)
Revenue	$20,678	$19,203	$16,694	$16,839
Gross profit	5,200	3,261	3,359	3,690
Loss from operations	(2,478)	(3,718)	(2,132)	(5,603)
Net loss	(2,434)	(3,683)	(2,087)	(5,533)
Basic loss per share	(0.19)	(0.29)	(0.16)	(0.43)
Diluted loss per share	$(0.19)	$(0.29)	$(0.16)	$(0.43)
Shares used in per share calculations:
Basic	12,673	12,697	12,721	12,755
Diluted	12,673	12,697	12,721	12,755

	Condensed Consolidated Balance Sheets
	2019
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents, restricted cash and short-term investments	$15,000	$12,560	$11,610	$10,561
Total current assets	26,428	22,897	21,442	20,515
Total assets	29,673	24,967	23,056	23,055
Total current liabilities	12,464	11,882	11,226	11,200
Total shareholders' equity	$15,673	$11,835	$10,888	$9,696

	2018
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents, restricted cash and short-term investments	$21,435	$17,861	$17,271	$16,940
Total current assets	39,913	35,514	32,102	29,996
Total assets	45,110	41,000	37,648	31,994
Total current liabilities	15,289	14,189	12,744	12,466
Total shareholders' equity	$29,340	$25,635	$23,858	$18,341

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2019 (our “2020 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

1. Financial Statements

See “Index to Consolidated Financial Statements” in Part II Item 8 of this report.

2. Financial Statement Schedules

Financial statement schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b) Exhibits

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	3/19/2003	3.2		000-27687
4.1	Description of Capital Stock	X
10.1(1)	Fourth Amended and Restated Stock Plan, as amended		S-8	8/8/2017	4.1		333-219799
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)	000-27687
10.3(1)	Form of Indemnification Agreement		10-K	2/21/2017	10.3		000-27687
10.4	Office Lease Agreement between WA—110 Atrium Place, L.L.C. and BSQUARE Corporation		10-K	3/30/2004	10.19		000-27687
10.4(a)	First Amendment to Office Lease with Talon Portfolio Services LLC dated August 26, 2013 and effective June 1, 2013		8-K	8/30/2013	10.1		000-27687
10.5(1)	Employment Letter Agreement with Kevin T. Walsh dated June 26, 2015		10-Q	8/13/2018	10.2		000-27687
10.6(1)	Amendment to employment letter agreement with Kevin T. Walsh dated November 6, 2018	X
10.7(1)	Employment Letter Agreement with Peter J. Biere dated November 28, 2016		10-K	2/21/2017	10.6		000-27687
10.8(1)	Employment Letter Agreement dated February 23, 2017 with Scott B. Caldwell		10-Q	5/15/2017	10.2		000-27687
10.9(1)	Employment letter agreement with Giles Frith dated August 31, 2016		10-Q	8/13/2018	10.3		000-27687
10.10(1)	Amendment to employment letter agreement with Giles Frith dated June 5, 2018		10-Q	8/13/2018	10.4		000-27687
10.11(1)	Employment letter agreement with Ralph Derrickson dated February 4, 2019	X
10.12(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1		000-27687
10.13	Board Observer Agreement with Palogic Value Fund, L.P, Palogic Value Management, L.P. and Palogic Capital Management, LLC dated June 25, 2018		8-K	6/26/2018	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

Exhibit Number	Description	Filed or Furnished Herewith	Incorporated by Reference
			Form	Filing Date	Exhibit	File No.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	February 24, 2020	By:	/S/ RALPH C. DERRICKSON
Ralph C. Derrickson President and Chief Executive Officer

Date:	February 24, 2020	By:	/S/ CHRISTOPHER WHEATON
Christopher Wheaton Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Ralph C. Derrickson and Christopher Wheaton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 24, 2020, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ Ralph C. Derrickson Ralph C. Derrickson	President and Chief Executive Officer (Principal Executive Officer)

/S/ Christopher Wheaton Christopher Wheaton	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/S/ Andrew S. G. Harries Andrew S. G. Harries	Chairman of the Board

/S/ Robert J. Chamberlain Robert J. Chamberlain	Director
/S/ Davin W. Cushman Davin W. Cushman	Director

/S/ Mary Jesse Mary Jesse	Director

/S/ Robert J. Peters Robert J. Peters	Director

/S/ Ryan L. Vardeman Ryan L. Vardeman	Director