Form 10-Q
period 2020-03-31
BSQUARE CORP /WA
filed 2020-05-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding as of April 30, 2020: 13,098,718

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,044	$7,712
Restricted cash	600	600
Short-term investments	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $65 and $31 at March 31, 2020 and December 31, 2019, respectively	10,092	9,216
Contract assets	558	494
Prepaid expenses and other current assets	708	244
Total current assets	22,002	20,515
Equipment, furniture and leasehold improvements, less accumulated depreciation	155	252
Deferred tax assets	7	7
Intangible assets, less accumulated amortization	144	169
Right-of-use lease asset, net	1,499	1,828
Other non-current assets	166	284
Total assets	$23,973	$23,055
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$8,579	$7,224
Accounts payable	457	408
Accrued compensation	576	1,001
Other accrued expenses	771	306
Deferred revenue	2,052	1,559
Operating lease	421	702
Total current liabilities	12,856	11,200
Deferred revenue, long-term	548	903
Operating lease, long-term	1,168	1,256
Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 13,098,718 and 13,042,293 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	139,091	138,877
Accumulated other comprehensive loss	(1,022)	(987)
Accumulated deficit	(128,668)	(128,194)
Total shareholders' equity	9,401	9,696
Total liabilities and shareholders' equity	$23,973	$23,055

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Partner Solutions	$15,905	$13,101
Edge to Cloud	824	1,995
Total revenue	16,729	15,096
Cost of revenue:
Partner Solutions	13,156	11,149
Edge to Cloud	988	1,556
Total cost of revenue	14,144	12,705
Gross profit	2,585	2,391
Operating expenses:
Selling, general and administrative	2,897	2,934
Research and development	127	2,336
Total operating expenses	3,024	5,270
Loss from operations	(439)	(2,879)
Other income (loss), net	(35)	33
Loss before income taxes	(474)	(2,846)
Income tax benefit	—	—
Net loss	$(474)	$(2,846)
Basic loss per share	$(0.04)	$(0.22)
Diluted loss per share	$(0.04)	$(0.22)
Shares used in per share calculations:
Basic	13,055	12,795
Diluted	13,055	12,795

Net loss	$(474)	$(2,846)
Other comprehensive income (loss)
Foreign currency translation, net of tax	(34)	2
Unrealized gain (loss) on investments, net of tax	(1)	8
Total other comprehensive income (loss)	(35)	10
Comprehensive loss	$(509)	$(2,836)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(474)	$(2,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	196	194
Stock-based compensation	215	168
Changes in operating assets and liabilities:
Accounts receivable, net	(876)	1,868
Contract assets	(81)	75
Prepaid expenses and other assets	(331)	(176)
Third-party software fees payable	1,355	(303)
Accounts payable and accrued expenses	89	(382)
Operating lease	(40)	416
Deferred revenue	138	24
Deferred rent	—	(497)
Net cash provided by (used in) operating activities	191	(1,459)
Cash flows from investing activities:
Purchases of equipment and furniture	(33)	(246)
Proceeds from maturities of short-term investments	2,250	4,390
Purchases of short-term investments	—	(5,127)
Net cash provided by (used in) investing activities	2,217	(983)
Cash flows from financing activities—proceeds from exercise of stock options	—	9
Effect of exchange rate changes on cash and cash equivalents	(76)	(8)
Net increase (decrease) in cash and cash equivalents	2,332	(2,441)
Cash, restricted cash, and cash equivalents, beginning of period	8,312	10,531
Cash, restricted cash, and cash equivalents, end of period	$10,644	$8,090

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31,	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,042,293	$138,877	$(987)	$(128,194)	$9,696
Exercise of stock options	—	—	—	—	—	—	—
Share-based compensation, including issuance of restricted stock	—	—	56,425	215	—	—	215
Shares of restricted stock withheld for taxes	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(474)	(474)
Foreign currency translation adjustment, net of tax	—	—	—	(1)	(34)	—	(35)
Unrealized gain on investments, net of tax	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2020	—	$—	13,098,718	$139,091	$(1,022)	$(128,668)	$9,401

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

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

Bsquare builds technology that is powering the next generation of intelligent systems. We help companies realize the promise of the Internet of Things (“IoT”) through the development of devices and systems that are cloud-enabled, share data seamlessly, facilitate distributed learning and control, and operate securely at scale. We believe that IoT-enabled systems can not only deliver value to our customers but also help people make better use of the resources of our planet. Bsquare's suite of services and software components create new revenue streams and operating models for our customers while providing opportunities for lowering costs and improving operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2020 and our operating results and cash flows for three months ended March 31, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from our audited financial statements as of that date.

These unaudited condensed financial statements and related notes should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020.

Basis of consolidation

The consolidated financial statements include the accounts of BSQUARE and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates and assumptions. Actual results may differ from these estimates and assumptions.

Income (Loss) Per Share

We compute basic loss per share using the weighted average number of shares of common stock outstanding during the period. We consider restricted stock units as outstanding shares of common stock and include them in the computation of basic loss per share only when vested. We compute diluted loss per share using the weighted average number of shares of common stock outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Stock options	1,574,500	1,485,981
Restricted stock units	74,981	77,532

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Partner Solutions	Edge to Cloud	Total	Partner Solutions	Edge to Cloud	Total
Primary geographic area:
North America	$13,171	$605	$13,776	$12,727	$1,801	$14,528
Europe	426	213	639	320	141	461
Asia	2,308	6	2,314	54	53	107
Total	$15,905	$824	$16,729	$13,101	$1,995	$15,096

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three months ended March 31, 2020 and 2019.

Significant changes in the contract assets and the deferred revenue balances during the three months ended March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31, 2020
	Contract Assets	Deferred Revenue
Revenue recognized that was included in deferred revenue at December 31, 2019	$—	$278
Transferred to receivables from contract assets recognized at December 31, 2019	15	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $35,000 and $7,000 for the three months ended March 31, 2020 and 2019, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of March 31, 2020:

	Remainder of 2020	2021	After 2021
Partner Solutions	$13	$3	$9
Edge to Cloud	1,352	2,268	274

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash	$4,189	$4,092
Cash equivalents (see detail in Note 4)	5,855	3,620
Restricted cash	600	600
Total cash and cash equivalents	10,644	8,312
Short-term investments (see detail in Note 4)	—	2,249
Total cash, cash equivalents and short-term investments	$10,644	$10,561

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

Assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below (in thousands):

	March 31, 2020			December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Direct or Indirect Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$3,607	$—	$3,607	$1,871	$—	$1,871
Corporate commercial paper	—	1,748	1,748	—	999	999
Corporate debt	—	500	500	—	750	750
Total cash equivalents	3,607	2,248	5,855	1,871	1,749	3,620
Restricted cash:
Money market funds	600	—	600	600	—	600
Short-term investments:
Corporate commercial paper	—	—	—	—	748	748
Corporate debt	—	—	—	—	1,501	1,501
Total short-term investments	—	—	—	—	2,249	2,249
Total assets measured at fair value	$4,207	$2,248	$6,455	$2,471	$3,998	$6,469

As of March 31, 2020 and December 31, 2019, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$1,275	$(1,131)	$144	$1,275	$(1,106)	$169

Amortization expense was $25,000 for each of the three months ended March 31, 2020 and 2019. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2020	$73
2021	71
Total	$144

6. Leases

We determine if an arrangement is a lease at inception. On our balance sheet, our office leases are included in right-of-use (“ROU”) lease asset, net and related lease liabilities are included in operating lease and operating lease, long-term. We determined that we do not currently have any leases that we are required to classify as finance leases.

ROU assets represent our right to use the underlying assets for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease agreements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. For leases that do not provide an implicit rate, we use an incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. We use the implicit rate in the lease when readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In December 2019, we entered into an operating lease agreement for a new corporate office facility in Seattle, Washington. The term of the lease is 87 months, with a rent date starting on May 1, 2020 and the lease term ending on July 31, 2027. As a result of entering this lease agreement, in December 2019, we recorded additional ROU assets and net lease liabilities of $1.2 million on our consolidated balance sheets. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

Our leases have remaining terms of one to eight years. The only leases that contain renewal options are for office space leases at our Seattle, Bellevue and Taiwan locations. In the fourth quarter of 2019, we made the decision not to renew our Bellevue lease, which expires at the end of May 2020, and we made the decision not to renew our Taiwan lease, exiting that facility in February 2020 (see Note 11, “Restructuring Costs”). Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle lease. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the three months ended March 31, 2020 (in thousands):

Three months ended
Total component lease expense was as follows (in thousands):	March 31, 2020
Operating leases	$264
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$173

The following table presents supplemental balance sheet information related to our operating leases as of March 31, 2020 (dollars in thousands):

March 31, 2020
Right-of-use lease assets	$1,499

Current portion of operating lease liability	$421
Operating lease liability, net of current portion	1,168
Total operating lease liabilities	$1,589

Weighted average remaining lease term	6.2 years
Weighted average discount rate	8.2%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of March 31, 2020 (in thousands):

Years Ended December 31,
2020, remainder of year	$349
2021	272
2022	249
2023	255
2024	262
After 2024	709
Total minimum lease payments	2,096
Less: amount representing interest	(507)
Present value of lease liabilities	$1,589

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

	Three Months Ended March 31,
	2020	2019
Dividend yield	0%	0%
Expected life	4.9 years	6.0 years
Expected volatility	60%	64%
Risk-free interest rate	1.1%	2.2%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Cost of revenue — Edge to Cloud	$4	$6
Selling, general and administrative	206	188
Research and development	5	(26)
Total stock-based compensation expense	$215	$168

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2019	1,544,826	$2.74	7.47	$46,582
Granted	564,900	1.02
Exercised	—	—
Forfeited	(1,500)	4.02
Expired	(168,448)	4.79
Balance at March 31, 2020	1,939,778	2.06	8.62	—
Vested and expected to vest at March 31, 2020	1,631,708	2.19	8.46	—
Exercisable at March 31, 2020	467,687	$3.88	6.14	$—

At March 31, 2020, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $764,296. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.8 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2020	2019
Weighted average grant-date fair value of options granted during the period	$1.02	$1.97
Options in-the-money (in shares)	—	6,000
Aggregate intrinsic value of options exercised during the period	$—	$—

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2019	112,846	$1.44
Granted	—	—
Vested	(56,425)	1.44
Forfeited	—	—
Unvested at March 31, 2020	56,421	$1.44
Expected to vest after March 31, 2020	159,795	$1.44

At March 31, 2020, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $15,561. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2020:

March 31, 2020
Stock options outstanding	1,939,778
Restricted stock units outstanding	56,421
Stock options and restricted stock units available for future grant	1,335,084
Common stock reserved for future issuance	3,331,283

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

We have two major product lines, Partner Solutions and Edge to Cloud, each of which we consider to be operating and reportable segments. We do not allocate costs other than direct cost of goods sold to the segments or produce segment income statements, and we do not produce asset information by reportable segment. The following table sets forth profit and loss information about our segments (in thousands):

	Three Months Ended March 31,
	2020	2019
Partner Solutions:
Revenue	$15,905	$13,101
Cost of revenue	13,156	11,149
Gross profit	2,749	1,952
Edge to Cloud:
Revenue	824	1,995
Cost of revenue	988	1,556
Gross profit	(164)	439
Total gross profit	2,585	2,391
Operating expenses	3,024	5,270
Other income, net	(35)	33
Income tax (expense) benefit	—	—
Net loss	$(474)	$(2,846)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenue:
North America	$13,776	$14,528
Asia	2,314	107
Europe	639	461
Total revenue	$16,729	$15,096

	March 31, 2020	December 31, 2019
Long-lived assets:
North America	$1,688	$2,016
Asia	—	177
Europe	275	340
Total long-lived assets	$1,963	$2,533

Long-lived assets decreased due to utilization of ROU leased assets in North America and from retirement of ROU leased assets in Asia due to closure of our Taiwan office.

10. Significant Risk Concentrations

Significant Customers

No customer accounted for 10% or more of total revenue for each of the three months ended March 31, 2020 and 2019.

Kodak Alaris, Inc. had accounts receivable balances of $1.6 million or approximately 16% of total accounts receivable at March 31, 2020.  Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $1.2 million or approximately 12% of total accounts receivable at March 31, 2020 and $1.2 million or approximately 13% of total accounts receivable at December 31, 2019. No other customer accounted for 10% or more of total accounts receivable at March 31, 2020 or December 31, 2019.

Significant Supplier

Effective March 1, 2019, pursuant to a new Global Partnership Agreement with Microsoft Corporation (“Microsoft”), we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 and 75% in 2018 resulted from the sale of Windows IoT operating systems. Our existing distribution agreement for sales of Windows IoT operating systems in the European Union, the European Free Trade Association, Turkey and Africa, expired on June 30, 2019 and was not renewed thereafter. We generated approximately 3% of our Partner Solutions software sales under this agreement in 2019. We have also entered into ODAs with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

Software sales under these agreements constitute a significant portion of our Partner Solutions revenue and total revenue. There is no automatic renewal provision in any of these agreements, and these agreements can be terminated unilaterally by Microsoft at any time.

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

for the three months ended March 31, 2020 and March 31, 2019, respectively, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reductions to cost of revenue	$113	$82
Reductions to marketing expense	$219	$413

There was a balance of approximately $168,000 in qualified outstanding rebate credits at March 31, 2020, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are claimed and approved.

11. Restructuring costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the United States and internationally. In October 2019, we determined to close our Taiwan branch office, which resulted in elimination of approximately 17 additional positions. An involuntary termination benefit plan was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives. The costs associated with these actions consisted primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets. We incurred aggregate restructuring charges of approximately $2.3 million associated with these actions during 2019, not beginning in the second quarter of 2019. For the three months ended March 31, 2019 and 2018, respectively, we did incur any charges for restructuring costs under this plan. For the three months ended March 31, 2020, $0.4 million in restructuring costs were paid. The ending balance for accrued restructuring charges is $0.1 million as of March 31, 2020 and is included as part of accrued compensation on the consolidated balance sheets.

The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousands):

For the three months ended
March 31, 2020
Balance at beginning of period	$472
Restructuring costs	—
Cash payments	(428)
Balance at end of period	$44

As of March 31,2020
Estimated timing of future payments:
Remainder of 2020	$44

12. Subsequent Events

On April 10, 2020, the Company received loan proceeds of $1.6 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses.

The PPP Loan is evidenced by a promissory note, dated as of April 7, 2020 (the “Note”), between the Company and JPMorgan Chase Bank, N.A. (the “Lender”). The Note has a two-year term, bears interest at the rate of 0.98% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  The Company intends to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak. In addition, multiple governmental authorities have imposed “stay home,” “shelter-in-place” and similar orders that may disrupt business operations and present economic uncertainties that could impact our results and financial position. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the duration and spread of the outbreak, all of which are uncertain and cannot be predicted. The related financial impact cannot be reasonably estimated at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

2019 was a year of transition for Bsquare and we expect 2020 to be a year of focus and discipline as we seek to accelerate the recovery that we started in 2019. During the first quarter of 2020, we began to experience the challenging social and economic conditions created by the novel strain of coronavirus, SARS-CoV-2, which causes the disease known as COVID-19. The impact the COVID-19 pandemic will have on our business and the overall economic landscape remains unclear. While we believe the foundation that we established in 2019 positions us to take advantage of growth opportunities, it is possible that the uncertainty created by COVID-19 will make those opportunities less readily apparent and less frequently available. We intend to display the discipline and adaptability that delivered results in 2019 and the first quarter of 2020.

Our Partner Solutions business segment is a source of both cash and important partner and customer relationships. We are uniquely positioned as a software-only Microsoft distributor. Because we sell operating system (“OS”) software decoupled from hardware, we can partner with a wide range of customers, especially those who are concerned about procuring their software from a potential hardware competitor. Nearly every customer that has been buying OS software is now contemplating their IoT strategy and our longstanding relationship allows us to cross sell our Edge to Cloud products and services.

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

The distribution market is and has been changing dramatically, even prior to the economic impacts of COVID-19. Our customers’ products, essentially hardware and associated software, cannot be sold, installed, and then forgotten. Today, our customers constantly seek to maintain and optimize the operating system, firmware, and software in their products. Furthermore, these devices are increasingly becoming a part of complex networks, what is often referred to as IoT, and what we call intelligent systems. This evolution created new opportunities for our business and may continue to do so in the future. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements.

We see a natural progression between the increasing level of control provided by network-aware devices, the connected ubiquity of these devices, the distributed computing that the cloud offers, the rules and rules engines that make up machine learning, and, ultimately, the distributed decision making and control created by these intelligent devices and systems. In pursuing revenue growth in both segments, we seek to exploit what we believe to be the obvious synergy between our two core businesses.

Bsquare Response to COVID-19 Pandemic

Both Seattle and Bellevue, in Washington state, were impacted in the initial days of the COVID-19 pandemic in the United States. Early in the evolution of our collective understanding of the situation, we encouraged our Bsquare team members in the UK and US to work remotely and to make a personal decision about traveling to and working in the office. In mid-March, in response to local government “stay home,” “shelter-in-place” and similar orders intended to reduce the spread of the virus, Bsquare closed our offices in Trowbridge in the United Kingdom and stopped all non-essential activities in our Bellevue, Washington office. The company went fully virtual by mid-March.

Also, in mid-March, a number of customers notified Bsquare that it is an essential supplier to their business which has been designated essential to the country’s infrastructure. Throughout the rapid change created by the COVID-19 crisis, Bsquare has continued to meet customer demands. In April, as part of our contingency planning to meet our obligations we applied for and received $1.6 million in funding through the Paycheck Protection Program.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the duration and spread of the outbreak, impact on our customers’ and our sales cycles, employee or industry events, and effects on our vendors. All of these factors remain highly uncertain and cannot be predicted. By the end of the first quarter of 2020, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers, and partners conduct business. As a result, we may experience adverse conditions for our business in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, supply and distribution chain delays including closures of manufacturing facilities and warehouses used by our suppliers and distributors, staffing shortages for our customers, suppliers and other partners, decreases or delays in customer demand and spending, and difficulties or changes to our sales process and customer support. The extent to which COVID-19 may impact our financial condition or results is uncertain. See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Judgments

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Total revenue	$16,729	$15,096	$1,633	11%
Total cost of revenue	14,144	12,705	1,439	11%
Gross profit	2,585	2,391	194	8%
Operating expenses	3,024	5,270	(2,246)	(43)%
Loss from operations	(439)	(2,879)	2,440	85%
Other income (loss), net	(35)	33	(68)	(206)%
Loss before income taxes	(474)	(2,846)	2,372	83%
Income tax benefit	—	—	—	(—)%
Net loss	$(474)	$(2,846)	$2,372	83%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue increased for the quarterly period ended March 31, 2020 compared to the prior year period, primarily due to increased sales in our Partner Solutions segment, partially offset by lower Edge to Cloud revenue.

Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Revenue
Partner Solutions	$15,905	$13,101	$2,804	21%
Edge to Cloud	824	1,995	(1,171)	(59)%
Total revenue	$16,729	$15,096	$1,633	11%
As a percentage of total revenue:
Partner Solutions	95%	87%
Edge to Cloud	5%	13%

Partner Solutions revenue

Partner Solutions revenue increased for the quarterly period ended March 31, 2020, primarily due to a $2.4 million increase in sales of Microsoft Windows operating systems in North America and Asia and a $0.9 million increase in other embedded software sales, partially offset by a $0.5 million decrease in sales of Microsoft Mobile operating systems.

Sales of Microsoft operating systems represented approximately 87% and 84% of our total revenue and 76% and 74% of our total gross margin for the three months ended March 31, 2020 and March 31, 2019, respectively.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the quarterly period ended March 31, 2020, primarily due to significant DataVTM related professional service revenue recognized in the prior year period that was not repeated in the current quarter. We expect Edge to Cloud revenue to grow over time as we turn our strategic focus toward cloud-based and other IoT-related service offerings.  We expect Edge to Cloud revenue will continue to vary in timing and amount.

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

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Partner Solutions	$2,749	$1,952	$797	41%
Partner Solutions gross margin	17%	15%		13%
Edge to Cloud	$(164)	$439	$(603)	(137)%
Edge to Cloud gross margin	-20%	22%		(191)%
Total gross profit	$2,585	$2,391	$194	8%
Total gross margin	15%	16%		(6)%

Partner Solutions gross profit increased for the quarterly period ended March 31, 2020 primarily due to increased sales of other embedded and Microsoft operating systems software.

Gross profit on Partner Solutions is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $113,000 in rebate credits during the three months ended March 31, 2020, compared to $82,000 in rebate credits during the three months ended March 31, 2019, all of which were accounted for as reductions in cost of revenue. For 2020 and 2019 periods, we allocated 20% of rebates to reduce cost of sales. See “Note 10, Significant Risk Concentrations.”

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin decreased for the quarterly period ended March 31, 2020 primarily due to decreased sales of DataVTM professional services, primarily in North America.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,897	$2,934	$(37)	(1)%
Research and development	127	2,336	(2,209)	(95)%
Total operating expenses	$3,024	$5,270	$(2,246)	(43)%
As a percentage of total revenue:
Selling, general and administrative	17%	19%
Research and development	1%	15%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended March 31, 2020, primarily due to lower salaries and related benefits resulting from our restructuring efforts in prior periods, partially offset by increased costs for sales commissions and bonuses, stock compensation expense and corporate insurance expense.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses decreased for the quarterly period ended March 31, 2020 due to lower salaries and related benefits resulting from restructuring efforts in prior periods, including elimination of R&D positions as a result of our decision to discontinue marketing of DataV as an IoT platform in the second quarter of 2019.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income (loss), net for the quarterly period ended March 31, 2020 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly periods ended March 31, 2020 and March 31, 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we had $10.6 million of cash, restricted cash and cash equivalents. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at March 31, 2020 had minimal default risk and consist of cash equivalents.  We held no short-term investments at March 31, 2020, primarily due to the timing of maturities on previously held short-term investments.

On April 10, 2020, the Company received loan proceeds of $1.6 million under the Paycheck Protection Plan (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses.   We proactively applied for the PPP funds as part of our ongoing contingency planning related to economic uncertainty due to COVID-19.  With these funds, we are better positioned to maintain our personnel levels and continue to serve our customers.  See Note 12, “Subsequent Events”.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital e3xpenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities provided cash of approximately $0.2 million for the three months ended March 31, 2020, which included our net loss, more than offset by non-cash adjustments of $0.4 million and a working capital increase of approximately $0.3 million. The working capital increase included a $1.4 million decrease in third-party software fees payable, partially offset by decreased cash inflows of $0.9 million related to the increase in accounts receivable associated with higher revenue, and $0.3 million related to prepaid expenses and other assets.

Operating activities used cash of approximately $1.5 million for the three months ended March 31, 2019, which included our net loss, offset by non-cash adjustments of $0.4 million, and a working capital increase of approximately $0.9 million. The working capital increase included cash inflows of $1.9 million related to accounts receivable, primarily from Honeywell in Europe. This increase was partially offset by cash outflows of $0.4 million related to accounts payable and accrued expenses, $0.3 million related to third-party software fees payable, and $0.3 million related to prepaid expenses and other assets.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $2.2 million for the three months ended March 31, 2020, due to net cash inflows on short-term investments. Our short-term investments matured near the end of the first quarter of 2020 and were held as cash equivalents as of March 31, 2020.

Investing activities used cash of approximately $1.0 million for the three months ended March 31, 2019, primarily due to net cash outflows of $0.8 million on short-term investments and a $0.2 million increase in capitalized software development costs, which was reflected in the equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets.

Cash Flows from Financing Activities

Financing activities provided negligible cash for each of the three months ended March 31, 2020 and 2019.

Cash Commitments

Our future or potential cash commitments relate to minimum rents payable under operating leases, which total $0.3 million for the remainder of 2020, $0.3 million in 2021, $0.2 million in 2022, $0.3 million in 2023, $0.3 million in 2024, and $0.7 million thereafter.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as listed below.

The unprecedented nature of the COVID-19 pandemic creates uncertainty for Bsquare and its customers, and for the overall global business environment.

As the scope and impact of the COVID-19 pandemic continues to evolve, a number of potential risks to our business  may emerge. We may face challenges selling or delivering our software and services, as our employees and many of those of our customers work from home, are unable to attend company and industry events, and face restrictions on travel and in-person meetings.  Closures of manufacturing facilities and warehouses, or staffing shortages, may disrupt our supply and distribution chains. Our customers could experience a slow-down in demand for their products, decreased budgets, or delayed business initiatives, reducing the need for our software and services. If our customers’ global supply chains are disrupted because of COVID-19, they may not be able to meet demands for their end-product and they may reduce or eliminate their purchases from Bsquare for an uncertain period of time, if not permanently. Our customers may be slow to collect from their customers or otherwise face liquidity problems, which may cause delays in satisfaction of their financial obligations to us. Some of our customers may be forced to reduce their workforce through layoffs or furloughs, to cease operations temporarily, or, in extreme cases, declare bankruptcy. In those situations, disruptions to our business will range from a loss of key customer relationships to an inability to timely collect potentially significant receivables.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the duration and spread of the outbreak and the reactions of governments and business to manage its adverse impacts.  At the end of the first quarter, the adverse effects of the COVID-19 pandemic were becoming more prevalent in the locations where we and our customers, suppliers and partners conduct business. As a result, we may experience adverse conditions for our business in future periods. The extent to which COVID-19 may impact our financial condition or results is uncertain.

We received a PPP loan, which may not be forgivable and may subject us to litigation or public scrutiny that harms our business.

In April 2020, we received loan proceeds of $1.6 million under the PPP, which provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses. No payments of principal or interest are due during a six-month deferral period, and all principal and accrued interest is forgivable after eight weeks if we use the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. While we intend to use the proceeds of the PPP loan for eligible purposes and to pursue forgiveness, we may take action that could cause some or all of the PPP loan to become ineligible for forgiveness, which may reduce our liquidity and harm our business, financial condition and results of operations.

As part of our PPP loan application, we certified that current economic uncertainty makes the loan request necessary to support our ongoing operations. Subsequent to our receiving the PPP loan, the Small Business Administration (“SBA”) issued guidance that questions whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP, indicating that any such company should be prepared to provide the basis for the certifications upon SBA request. We believe that we made this certification in good faith, taking into account our current business activity and ability to access other sources of liquidity sufficient to support our ongoing operations in a manner that is not significantly detrimental to our business. The SBA or other governmental authorities may disagree, however, and commence an audit, investigation or litigation. In any situation this would divert our management’s time and attention and impose legal and reputational costs, and an adverse finding or judgment may require us to return the PPP loan, face fines and penalties, and be excluded from government contracts, which would reduce our liquidity and harm our business. In particular, the federal False Claims Act (the “FCA”), among other things, prohibits persons from knowingly filing a false statement, knowingly causing a false statement to be filed, or knowingly using a false statement to obtain payment from the federal government. FCA claims may be initiated by the Department of Justice or by private plaintiffs. Violations of the FCA are subject to treble damages, and a court may determine that the unit of damages for an FCA violation is the amount of the PPP loan, causing treble damages (and associated costs) to have an even more pronounced adverse effect on our liquidity.  Furthermore, if the media, watch groups, government officials or others portray us as a business that should not have availed itself of PPP funding, we may face negative publicity that harms our business and operations.

Item 6.	Exhibits

(b) Exhibits
		Filed or		Incorporated by Reference
Exhibit		Furnished
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	March 19, 2003	3.2		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 11, 2020	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)