Form 10-Q
period 2020-06-30
BSQUARE CORP /WA
filed 2020-08-14
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 Western Ave, Suite 700, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

(425) 519-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	BSQR	The NASDAQ Stock Market LLC

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

The number of shares of common stock outstanding as of July 31, 2020: 13,155,139

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,982	$7,712
Restricted cash	600	600
Short-term investments	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $69 and $31 at June 30, 2020 and December 31, 2019, respectively	6,243	9,216
Contract assets	638	494
Prepaid expenses and other current assets	782	244
Total current assets	20,245	20,515
Equipment, furniture and leasehold improvements, less accumulated depreciation	294	252
Deferred tax assets	7	7
Intangible assets, less accumulated amortization	120	169
Right-of-use lease asset, net	1,343	1,828
Other non-current assets	66	284
Total assets	$22,075	$23,055
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$6,198	$7,224
Accounts payable	371	408
Paycheck Protection Program loan	695	—
Accrued compensation	643	1,001
Other accrued expenses	665	306
Deferred revenue	2,558	1,559
Operating lease	292	702
Total current liabilities	11,422	11,200
Deferred revenue, long-term	205	903
Operating lease, long-term	1,135	1,256
Paycheck Protection Program loan, long-term	881	—

Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 13,155,139 and 13,042,293 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	139,199	138,877
Accumulated other comprehensive loss	(1,026)	(987)
Accumulated deficit	(129,741)	(128,194)
Total shareholders' equity	8,432	9,696
Total liabilities and shareholders' equity	$22,075	$23,055

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Partner Solutions	$8,110	$11,684	$24,015	$24,785
Edge to Cloud	814	2,496	1,638	4,491
Total revenue	8,924	14,180	25,653	29,276
Cost of revenue:
Partner Solutions	6,944	9,923	20,100	21,072
Edge to Cloud	934	1,834	1,922	3,390
Total cost of revenue	7,878	11,757	22,022	24,462
Gross profit	1,046	2,423	3,631	4,814
Operating expenses:
Selling, general and administrative	2,067	3,082	4,964	6,016
Research and development	54	1,894	181	4,230
Restructuring costs	—	1,376	—	1,376
Total operating expenses	2,121	6,352	5,145	11,622
Loss from operations	(1,075)	(3,929)	(1,514)	(6,808)
Other income (loss), net	2	61	(33)	94
Loss before income taxes	(1,073)	(3,868)	(1,547)	(6,714)
Income taxes	—	—	—	—
Net loss	$(1,073)	$(3,868)	$(1,547)	$(6,714)
Basic loss per share	$(0.08)	$(0.30)	$(0.12)	$(0.52)
Diluted loss per share	$(0.08)	$(0.30)	$(0.12)	$(0.52)
Shares used in per share calculations:
Basic	13,110	12,855	13,051	12,879
Diluted	13,110	12,855	13,051	12,879

Net loss	$(1,073)	$(3,868)	$(1,547)	$(6,714)
Other comprehensive income (loss)
Foreign currency translation, net of tax	(4)	(82)	(38)	(80)
Unrealized gain (loss) on investments, net of tax	—	(2)	(1)	6
Total other comprehensive income (loss)	(4)	(84)	(39)	(74)
Comprehensive loss	$(1,077)	$(3,952)	$(1,586)	$(6,788)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,547)	$(6,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	360	480
Stock-based compensation	320	183
Impairment of capitalized software development costs	—	375
Changes in operating assets and liabilities:
Accounts receivable, net	2,973	2,624
Contract assets	(25)	265
Prepaid expenses and other assets	(598)	88
Third-party software fees payable	(1,026)	(242)
Accounts payable and accrued expenses	(36)	(517)
Operating lease	(46)	329
Deferred revenue	301	(491)
Deferred rent	—	(497)
Net cash provided by (used in) operating activities	676	(4,117)
Cash flows from investing activities:
Purchases of equipment and furniture	(233)	(264)
Proceeds from maturities of short-term investments	2,250	6,990
Purchases of short-term investments	—	(6,121)
Net cash provided by (used in) investing activities	2,017	605
Cash flows from financing activities - proceeds from Paycheck Protection Program loan	1,576	—
Effect of exchange rate changes on cash and cash equivalents	1	(86)
Net increase (decrease) in cash and cash equivalents	4,270	(3,598)
Cash, restricted cash, and cash equivalents, beginning of period	8,312	10,531
Cash, restricted cash, and cash equivalents, end of period	$12,582	$6,933

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2020	—	$—	13,098,718	$139,091	$(1,022)	$(128,668)	$9,401
Share-based compensation, including issuance of restricted stock	—	—	56,421	105	—	—	105
Net loss	—	—	—	—	—	(1,073)	(1,073)
Foreign currency translation adjustment, net of tax	—	—	—	3	(4)	—	(1)
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—
Balance as of June 30, 2020	—	$—	13,155,139	$139,199	$(1,026)	$(129,741)	$8,432

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2020	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,042,293	$138,877	$(987)	$(128,194)	$9,696
Share-based compensation, including issuance of restricted stock	—	—	112,846	320	—	—	320
Net loss	—	—	—	—	—	(1,547)	(1,547)
Foreign currency translation adjustment, net of tax	—	—	—	2	(38)	—	(36)
Unrealized gain on investments, net of tax	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	—	$—	13,155,139	$139,199	$(1,026)	$(129,741)	$8,432

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of business

BSQUARE Corporation (“BSQUARE,” “we,” “us” and “our”) was incorporated in Washington State in July 1994. Since our inception, our business has largely been focused on providing software solutions (including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market, and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as smart phones, set-top boxes, point-of-sale terminals, kiosks, tablets and handheld data collection devices, as well as smart vending machines, ATM machines, digital signs and in-vehicle telematics and entertainment devices.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BSQUARE Corporation (“BSQUARE”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of BSQUARE and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2020 and our operating results and cash flows for six months ended June 30, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from our audited financial statements as of that date.

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

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, fair value of intangible assets and property and equipment, fair values of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates and assumptions. Actual results may differ from these estimates and assumptions.

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1,922,935	1,761,483	1,748,717	1,626,540
Restricted stock units	39,152	67,339	57,806	75,545

Small Business Administration Paycheck Protection Program loan

On April 10, 2020, we received loan proceeds of $1.6 million (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) administered by the Small Business Administration (“SBA”), provides for loans to qualifying companies in amounts up to 2.5 times their average payroll expenses. We treat our PPP Loan as financial liability and accrue interest under the interest method, per the terms of the underlying promissory note. On our balance sheet, amounts due within 12 months are classified as a current liability and amounts due more than 12 months after the balance sheet date are classified as a long-term liability.

COVID-19 impact

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. In addition, multiple governmental authorities have imposed “stay at home,” “shelter-in-place” and similar orders that have and may continue to disrupt business operations and present economic uncertainties. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it has impacted and may continue to impact our customers, employees, suppliers, and vendors. For the quarterly period ended June 30, 2020, we experienced adverse conditions for our business as a result of COVID-19, including a reduction in customer demand for certain products. Due to the uncertainties surrounding COVID-19, we are unable to predict the extent the pandemic will continue to impact our operational and financial performance in future periods. We will continue to closely monitor the effects of the pandemic on our business operations and will make any necessary adjustments to our financial statements and presentation of operating results in future periods. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Edge to			Edge to
	Partner Solutions	Cloud	Total	Partner Solutions	Cloud	Total
Primary geographic area:
North America	$7,114	$640	$7,754	$9,785	$2,254	$12,039
Europe	305	90	395	520	178	698
Asia	691	84	775	1,379	64	1,443
Total	$8,110	$814	$8,924	$11,684	$2,496	$14,180

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Edge to			Edge to
	Partner Solutions	Cloud	Total	Partner Solutions	Cloud	Total
Primary geographic area:
North America	$20,285	$1,245	$21,530	$20,836	$4,069	$24,905
Europe	731	303	1,034	922	300	1,222
Asia	2,999	90	3,089	3,027	122	3,149
Total	$24,015	$1,638	$25,653	$24,785	$4,491	$29,276

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2020 and 2019.

Significant changes in the contract assets and the deferred revenue balances during the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Contract	Deferred	Contract	Deferred
	Assets	Revenue	Assets	Revenue
Revenue recognized that was included in deferred revenue at December 31, 2019	$—	$429	$—	$708
Transferred to receivables from contract assets recognized at December 31, 2019	—	—	15	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $35,000 and $7,000 for the three months ended June 30, 2020 and 2019, respectively and was $70,000 and $7,000 for the six months ended June 30, 2020 and 2019, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of June 30, 2020:

	Remainder of
	2020	2021	After 2021
Partner Solutions	$102	$3	$9
Edge to Cloud	745	1,904	—

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash	$6,128	$4,092
Cash equivalents (see detail in Note 4)	5,854	3,620
Restricted cash	600	600
Total cash and cash equivalents	12,582	8,312
Short-term investments (see detail in Note 4)	—	2,249
Total cash, cash equivalents and short-term investments	$12,582	$10,561

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

Assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below (in thousands):

	June 30, 2020			December 31, 2019
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,854	$—	$5,854	$1,871	$—	$1,871
Corporate commercial paper	—	—	—	—	999	999
Corporate debt	—	—	—	—	750	750
Total cash equivalents	5,854	—	5,854	1,871	1,749	3,620
Restricted cash:
Money market funds	600	—	600	600	—	600
Short-term investments:
Corporate commercial paper	—	—	—	—	748	748
Corporate debt	—	—	—	—	1,501	1,501
Total short-term investments	—	—	—	—	2,249	2,249
Total assets measured at fair value	$6,454	$—	$6,454	$2,471	$3,998	$6,469

As of June 30, 2020, and December 31, 2019, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of BSQUARE EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$1,275	$(1,155)	$120	$1,275	$(1,106)	$169

Amortization expense was $25,000 for each of the three months ended June 30, 2020 and 2019, and was $49,000 for each of the six months ended June 30, 2020 and 2019. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2020	$49
2021	71
Total	$120

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

In December 2019, we entered into an operating lease agreement for a new corporate office facility in Seattle, Washington. The term of the lease is 87 months, with a rent date which started on May 1, 2020 and the lease term ending on July 31, 2027. As a result of entering this lease agreement, in December 2019, we recorded additional ROU assets and net lease liabilities of $1.2 million on our consolidated balance sheets. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

Our leases have remaining terms of one to eight years. The only leases that contain renewal options are for office space leases at our Seattle and Trowbridge locations. In the fourth quarter of 2019, we made the decision not to renew our Bellevue lease, which expired at the end of May 2020, and we made the decision not to renew our Taiwan lease, exiting that facility in February 2020 (see Note 11, “Restructuring Costs”). Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle lease. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the six months ended June 30, 2020 (in thousands):

Six Months Ended
Total component lease expense was as follows (in thousands):	June 30, 2020
Operating leases	$472
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$519

The following table presents supplemental balance sheet information related to our operating leases as of June 30, 2020 (dollars in thousands):

June 30, 2020
Right-of-use lease assets	$1,343

Current portion of operating lease liability	$292
Operating lease liability, net of current portion	1,134
Total operating lease liabilities	$1,426

Weighted average remaining lease term (years)	6.7
Weighted average discount rate	8.4%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of June 30, 2020 (in thousands):

Years Ended December 31,
2020, remainder of year	$154
2021	272
2022	249
2023	255
2024	262
After 2024	709
Total minimum lease payments	1,901
Less: amount representing interest	(475)
Present value of lease liabilities	$1,426

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.9	5.8	4.9	5.9
Expected volatility	63%	64%	63%	64%
Risk-free interest rate	0.3%	2.2%	0.7%	2.2%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue — Edge to Cloud	$20	$3	$24	$9
Selling, general and administrative	80	10	286	198
Research and development	5	2	10	(24)
Total stock-based compensation expense	$105	$15	$320	$183

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2019	1,544,826	$2.74	7.47	$46,582
Granted	567,900	1.02
Exercised	—	—
Forfeited	(109,656)	1.72
Expired	(172,898)	4.82
Balance at June 30, 2020	1,830,172	2.07	8.15	418,539
Vested and expected to vest at June 30, 2020	1,540,412	2.20	7.94	320,836
Exercisable at June 30, 2020	529,497	$3.63	5.51	$6,100

At June 30, 2020, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $764,296. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.8 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average grant-date fair value of options granted during the period	$1.66	$1.35	$1.02	$1.88
Options in-the-money (in shares)	25,344	—	25,344	—
Aggregate intrinsic value of options exercised during the period	$—	$—	$—	$—

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2019	112,846	$1.44
Granted	—	—
Vested	(112,846)	1.44
Forfeited	—	—
Unvested at June 30, 2020	—	$—
Expected to vest after June 30, 2020	—	$—

At June 30, 2020, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $15,561. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.2 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2020:

June 30, 2020
Stock options outstanding	1,830,172
Restricted stock units outstanding	—
Stock options and restricted stock units available for future grant	1,444,690
Common stock reserved for future issuance	3,274,862

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 6, “Leases.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Partner Solutions:
Revenue	$8,110	$11,684	$24,015	$24,785
Cost of revenue	6,944	9,923	20,100	21,072
Gross profit	1,166	1,761	3,915	3,713
Edge to Cloud:
Revenue	814	2,496	1,638	4,491
Cost of revenue	934	1,834	1,922	3,390
Gross profit	(120)	662	(284)	1,101
Total gross profit	1,046	2,423	3,631	4,814
Operating expenses	2,121	6,352	5,145	11,622
Other income, net	2	61	(33)	94
Income tax (expense) benefit	—	—	—	—
Net loss	$(1,073)	$(3,868)	$(1,547)	$(6,714)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue:
North America	$7,754	$12,039	$21,530	$24,906
Asia	775	1,443	3,089	3,149
Europe	395	698	1,034	1,221
Total revenue	$8,924	$14,180	$25,653	$29,276

	June 30, 2020	December 31, 2019
Long-lived assets:
North America	$1,601	$2,016
Asia	—	177
Europe	222	340
Total long-lived assets	$1,823	$2,533

Long-lived assets decreased due to utilization of ROU leased assets in North America and from retirement of ROU leased assets in Asia due to closure of our Taiwan office.

10. Significant Risk Concentrations

Significant Customers

CCIntegration, Inc. had revenue of $1.2 million or approximately 14% of total revenue for the three months ended June 30, 2020.  No other customers accounted for 10% or more of total revenue for each of the three and six months ended June 30, 2020 and 2019.

Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $1.1 million or approximately 18% of total accounts receivable at June 30, 2020 and $1.2 million or approximately 13% of total accounts receivable at December 31, 2019. No other customer accounted for 10% or more of total accounts receivable at June 30, 2020 or December 31, 2019.

Significant Supplier

Effective March 1, 2019, pursuant to a new Global Partnership Agreement with Microsoft Corporation (“Microsoft”), we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 and 75% in 2018 resulted from the sale of Windows IoT operating systems. Our existing distribution agreement for sales of Windows IoT operating systems in the European Union, the European Free Trade Association, Turkey, and Africa, expired on June 30, 2019 and was not renewed thereafter. We generated approximately 3% of our Partner Solutions software sales under this agreement in 2019. We have also entered into OEM distributor agreements (“ODAs”) with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

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

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

•

For the three and six months ended June 30, 2020 and 2019, respectively, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reductions to cost of revenue	$41	$71	$154	$153
Reductions to marketing expense	$721	$16	$940	$430

There was a balance of approximately $168,000 in qualified outstanding rebate credits at June 30, 2020, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are claimed and approved.

11. Restructuring costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the United States and internationally. In October 2019, we determined to close our Taiwan branch office, which resulted in elimination of approximately 17 additional positions. An involuntary termination benefit plan was done in order to reduce go-forward operating costs and re-align our go-forward business model to support future business initiatives. The costs associated with these actions consisted primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets. We incurred aggregate restructuring charges of approximately $2.3 million associated with these actions during 2019, beginning in the second quarter of 2019. For the three and six months ended June 30, 2020, we did incur any charges for restructuring costs under this plan. For the six months ended June 30, 2020, $0.5 million in restructuring costs were paid and there is no remaining balance of accrued restructuring charges on our consolidated balance sheet at June 30, 2020.

The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousands):

	For the three months ended	For the six months ended
	June 30, 2020	June 30, 2020
Balance at beginning of period	$44	$472
Restructuring costs	—	—
Cash payments	(44)	(472)
Balance at end of period	$—	$—

12. Paycheck Protection Program loan

Our PPP Loan is evidenced by a promissory note, dated as of April 7, 2020 (the “Note”), between us and JPMorgan Chase Bank, N.A. (the “Lender”). The Note has a two-year term, bears interest at the rate of 0.98% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the Note is forgivable after eight weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements.  We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We intend to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although we may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties, or covenants.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from us, or filing suit and obtaining judgment against us.

At June 30, 2020 and December 31, 2019, the PPP Loan balance was as follows (in thousands):

	June 30, 2020	December 31, 2019
PPP Loan, .98%, due April 2022:
Principal	$1,572	$-
Accrued interest	4	-
	$1,576	$-

PPP Loan payable:
Current portion	$695
Long-term portion	881
	$1,576	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our objective for 2020 has been to accelerate the business rebuilding we initiated last year. The first quarter started with increasing revenue and margins in our Partner Solutions segment.  Late in the first quarter of 2020, we began to experience the challenging economic conditions created by COVID-19. Conditions worsened in the second quarter, exacerbating the typical first quarter to second quarter seasonal revenue decline.  However, expense reductions from prior periods allowed us to absorb the gross margin decrease and limit our losses.  Compared to the first half of 2019, despite lower revenue, our 2020 year to date net income improved by $5.2 million and our cash consumption from operating activities improved by $4.8 million.

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

We are pursuing increasingly apparent business opportunities in the crossover between our business segments. In the Partner Solutions segment, customers are recognizing that their products, essentially interconnected devices and associated software, cannot be sold, installed, and then forgotten. For these customers, we offer software-based solutions that address the operational headaches caused by this new business requirement.  In many ways, these are the same services we are already providing to our large Edge to Cloud segment customers.  Experience with those customers has shown that Bsquare’s role can last well beyond the development phase and continue into their on-going operations. This role as an operating partner represents an opportunity for future collaboration and on-going business in the form of monthly support and services fees to Bsquare. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements.

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

Bsquare Response to COVID-19 Pandemic

Early in the evolution of our collective understanding of the COVID-19 pandemic, we encouraged our Bsquare team members in the UK and US to work remotely and to make a personal decision about traveling to and working in the office. In mid-March, in response to local government “stay at home,” “shelter-in-place” and similar orders intended to reduce the spread of the virus, Bsquare closed our offices in Trowbridge in the United Kingdom and stopped all non-essential activities in our Bellevue, Washington office. Bsquare went fully virtual by mid-March.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the duration and spread of the outbreak, impact on our customers’ and our sales cycles, employee or industry events, and effects on our vendors. All of these factors remain highly uncertain and cannot be predicted. In the second quarter of 2020, we experienced adverse conditions for our business and may continue to experience adverse conditions in future periods. See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$8,924	$14,180	$(5,256)	(37)%	$25,653	$29,276	$(3,623)	(12)%
Total cost of revenue	7,878	11,757	(3,879)	(33)%	22,022	24,462	(2,440)	(10)%
Gross profit	1,046	2,423	(1,377)	(57)%	3,631	4,814	(1,183)	(25)%
Operating expenses	2,121	6,352	(4,231)	(67)%	5,145	11,622	(6,477)	(56)%
Loss from operations	(1,075)	(3,929)	2,854	73%	(1,514)	(6,808)	5,294	78%
Other income (loss), net	2	61	(59)	(97)%	(33)	94	(127)	(135)%
Loss before income taxes	(1,073)	(3,868)	2,795	72%	(1,547)	(6,714)	5,167	77%
Income tax benefit	—	—	—	—%	—	—	—	—%
Net loss	$(1,073)	$(3,868)	$2,795	72%	$(1,547)	$(6,714)	$5,167	77%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue decreased for the quarterly period ended June 30, 2020 compared to the prior year period, primarily due to decreased sales in our Partner Solutions segment, primarily in North America and Asia, and lower revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Partner Solutions	$8,110	$11,684	$(3,574)	(31)%	$24,015	$24,785	$(770)	(3)%
Edge to Cloud	814	2,496	(1,682)	(67)%	1,638	4,491	(2,853)	(64)%
Total revenue	$8,924	$14,180	$(5,256)	(37)%	$25,653	$29,276	$(3,623)	(12)%
As a percentage of total revenue:
Partner Solutions	91%	82%			94%	85%
Edge to Cloud	9%	18%			6%	15%

Partner Solutions revenue

Partner Solutions revenue decreased for the quarterly period ended June 30, 2020, primarily due to a $3.3 million decrease in sales of Microsoft Windows operating systems and a $0.2 million decrease in sales of Microsoft Mobile operating systems.  Customer demand for embedded operating systems was adversely impacted by the economic downturn and related uncertainty due to the global COVID-19 pandemic as orders were down 27% this quarter versus the second quarter of 2019.

Sales of Microsoft operating systems represented approximately 90% and 88% of our total revenue and 105% and 85% of our total gross margin for the three and six months ended June 30, 2020, respectively.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the quarterly period ended June 30, 2020, primarily due to significant DataVTM related professional service revenue recognized in the prior year period that was not repeated in the current quarter. We expect Edge to Cloud revenue will continue to vary in timing and amount.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Partner Solutions	$1,166	$1,761	$(595)	(34)%	$3,915	$3,713	$202	5%
Partner Solutions gross margin	14%	15%		(5)%	16%	15%		9%
Edge to Cloud	(120)	$662	$(782)	(118)%	(284)	1,101	(1,385)	(126)%
Edge to Cloud gross margin	(15)%	27%		(156)%	(17)%	25%		(171)%
Total gross profit	$1,046	$2,423	$(1,377)	(57)%	$3,631	$4,814	$(1,183)	(25)%
Total gross margin	12%	17%		(31)%	14%	16%		(14)%

Partner Solutions gross profit and gross margin

Partner Solutions gross profit decreased for the quarterly period ended June 30, 2020 primarily due to decreased sales of other embedded and Microsoft operating systems software. Gross margins were relatively steady between these quarterly periods.

Gross profit on Partner Solutions is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $41,000 and $154,000 in rebate credits during the three and six months ended June 30, 2020, compared to $71,000 and $153,000 in rebate credits during the three and six months ended June 30, 2019, all of which were accounted for as reductions in cost of revenue. For 2020 and 2019 periods, we allocated 20% of rebates to reduce cost of sales. See “Note 10, Significant Risk Concentrations.”

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin decreased for the quarterly period ended June 30, 2020 primarily due to decreased sales of DataVTM professional services, primarily in North America. Gross margins were negative due to ongoing but temporary investment in improvements to previously deployed DataVTM customer installations.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,067	$3,082	$(1,015)	(33)%	$4,964	$6,016	$(1,052)	(17)%
Research and development	54	1,894	(1,840)	(97)%	181	4,230	(4,049)	(96)%
Restructuring costs	—	1,376	(1,376)	(100)%	—	1,376	(1,376)	(100)%
Total operating expenses	$2,121	$6,352	$(4,231)	(67)%	$5,145	$11,622	$(6,477)	(56)%
As a percentage of total revenue:
Selling, general and administrative	23%	22%			19%	21%
Research and development	1%	13%			1%	14%
Restructuring costs	0%	10%			0%	5%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the quarterly period ended June 30, 2020, primarily due to receipt of marketing rebates from Microsoft and lower salaries and related benefits resulting from our restructuring efforts in prior periods, partially offset by increased costs for stock compensation expense and corporate insurance expense.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses decreased for the quarterly period ended June 30, 2020 due to lower salaries and related benefits resulting from restructuring efforts in prior periods, including elimination of R&D positions as a result of our decision to discontinue marketing of DataV as an IoT platform in the second quarter of 2019.

Restructuring costs

Restructuring costs were not recorded for the three and six months ended June 30, 2020.  For the three and six months ended June 30, 2019, restructuring costs consist primarily of severance, related benefit and other employment costs as a result of the restructuring plan we put in place during the second quarter of 2019.  See Note 12, “Restructuring Costs.”

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income (loss), net for the quarterly period ended June 30, 2020 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly periods ended June 30, 2020 and June 30, 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had $12.6 million of cash, restricted cash, and cash equivalents. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at June 30, 2020 had minimal default risk and consist of cash equivalents.  We held no short-term investments at June 30, 2020, primarily due to the timing of maturities on previously held short-term investments.

In mid-March 2020, a number of customers notified Bsquare that it is an essential supplier to their business which has been designated essential to the country’s infrastructure. Throughout the rapid change created by the COVID-19 crisis, Bsquare has continued to meet customer demands. On April 10, 2020, as part of our contingency planning to meet our obligations, we applied for and received $1.6 million in funding through the PPP Loan. The principal and accrued interest under the Note is forgivable after eight weeks if we use the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period.  In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements.  Although we believe a portion of the loan may be forgivable, the amount will not be known until the end of the covered period and after we are notified by the SBA of the amount to be forgiven.  We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We intend to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although we may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. See Note 12, Paycheck Protection Program loan.

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities provided cash of approximately $0.7 million for the six months ended June 30, 2020, which included our net loss, more than offset by non-cash adjustments of $0.7 million and a working capital increase of approximately $1.5 million. The working capital increase included cash inflows of $3.0 million related to accounts receivable partially offset by cash outflows of $1.0 million related to third-party software fees payable, and a $0.5 million change in prepaid expenses and other assets.

Operating activities used cash of approximately $4.1 million for the six months ended June 30, 2019, which included our net loss, offset by non-cash adjustments of $1.0 million, and a working capital increase of approximately $1.6 million. The working capital increase included cash inflows of $2.6 million related to accounts receivable, primarily from Honeywell in Europe. This increase was partially offset by cash outflows of $0.5 million related to accounts payable and accrued expenses, and $0.5 million related to deferred revenue.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $2.0 million for the six months ended June 30, 2020, due to net cash inflows of $2.3 million on short-term investments, partially offset by a $0.2 million increase in purchases of leasehold improvements for our Seattle office facility. Our short-term investments matured near the end of the first quarter of 2020 and were held as cash equivalents as of June 30, 2020.

Investing activities provided cash of approximately $0.6 million for the six months ended June 30, 2019, primarily due to net cash inflows of $0.9 million on short-term investments, partially offset by a $0.3 million increase in capitalized software development costs, which was reflected in the equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets.

Cash Flows from Financing Activities

Financing activities provided net cash inflows of approximately $1.6 million for the six months ended June 30, 2020, due to net cash proceeds received in the second quarter of 2020 on the PPP Loan.

Financing activities provided negligible cash for the six months ended June 30, 2020 and 2019.

Cash Commitments

Our future or potential cash commitments relate to minimum rents payable under operating leases, which total $0.2 million for the remainder of 2020, $0.3 million in 2021, $0.2 million in 2022, $0.3 million in 2023, $0.3 million in 2024, and $0.7 million thereafter.

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

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As the scope and impact of the COVID-19 pandemic continue to evolve, a number of potential risks to our business may emerge and many have already started to affect our business and our financial results. Beyond our second quarter operating results, we may face ongoing challenges selling or delivering our software and services, as our employees and many of those of our customers work from home, are unable to attend company and industry events, and face restrictions on travel and in-person meetings.  Closures of manufacturing facilities and warehouses, or staffing shortages, have disrupted supply and distribution chains. Our customers could continue to experience a slow-down in demand for their products, decreased budgets, or delayed business initiatives, further reducing the need for our software and services. If our customers’ global supply chains are disrupted because of COVID-19, they may not be able to meet demands for their end-product and they may reduce or eliminate their purchases from Bsquare for an uncertain period of time, if not permanently. Our customers may be slow to collect from their customers or otherwise face liquidity problems, which may cause delays in satisfaction of their financial obligations to us. Some of our customers may be forced to reduce their workforce through layoffs or furloughs, to cease operations temporarily, or, in extreme cases, declare bankruptcy. In those situations, disruptions to our business could range from a loss of key customer relationships to an inability to timely collect potentially significant receivables.

Our financial results for the second quarter of 2020 reflect the negative impact of the pandemic.  More specifically, we have experienced a reduction in sales in our Partner Solutions segment which we believe is primarily the result of the pandemic. The adverse effects of the COVID-19 pandemic on our financial results may continue for an unknown period of time. The extent, depth, and duration of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the rate of spread of the outbreak and the reactions of governments and business to manage its adverse impacts.  Throughout the second quarter, the adverse effects of the COVID-19 pandemic became apparent and the prevalence of the virus in the locations where we and our customers, suppliers and partners conduct business did not abate. The persistence of COVID-19 may cause additional adverse conditions for our business in future periods and the extent to which COVID-19 may impact our financial condition or results remains uncertain.

We received a PPP loan, which may not be forgivable and may subject us to litigation or public scrutiny that harms our business.

In April 2020, we received loan proceeds of $1.6 million under the PPP, which provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses. No payments of principal or interest are due during a six-month deferral period, and all principal and accrued interest is forgivable after eight weeks if we use the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. We have used the proceeds of the PPP loan for eligible purposes and expect to pursue forgiveness; however, we may take action that could cause some or all of the PPP loan to become ineligible for forgiveness, which may reduce our liquidity and harm our business, financial condition and results of operations.

The rules surrounding the forgiveness of PPP funding are subject to the political and economic climate and could change, altering our obligations for repayment. Furthermore, if the media, watch groups, government officials or others portray us as a business that should not have availed itself of PPP funding, we may face negative publicity that harms our business and operations.

Item 6.	Exhibits

(b) Exhibits
		Filed or	Incorporated by Reference
Exhibit		Furnished
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Bylaws and all amendments thereto		10-K	March 19, 2003	3.2		000-27687
3.3	Amended and Restated Bylaws, effective August 6, 2020		8-K	August 10, 2020	3.1		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 13, 2020	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)