Form 10-Q
period 2020-09-30
BSQUARE CORP /WA
filed 2020-11-13
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding as of October 30, 2020: 13,235,038

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,209	$7,712
Restricted cash	363	600
Short-term investments	—	2,249
Accounts receivable, net of allowance for doubtful accounts of $50 and $31 at September 30, 2020 and December 31, 2019, respectively	5,514	9,216
Contract assets	553	494
Prepaid expenses and other current assets	423	244
Total current assets	19,062	20,515
Equipment, furniture and leasehold improvements, less accumulated depreciation	403	252
Deferred tax assets	7	7
Intangible assets, less accumulated amortization	95	169
Right-of-use lease asset, net	1,471	1,828
Other non-current assets	25	284
Total assets	$21,063	$23,055
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$5,722	$7,224
Accounts payable	287	408
Paycheck Protection Program loan	962	—
Accrued compensation	456	1,001
Other accrued expenses	658	306
Deferred revenue	2,142	1,559
Operating lease	317	702
Total current liabilities	10,544	11,200
Deferred revenue, long-term	10	903
Operating lease, long-term	1,269	1,256
Paycheck Protection Program loan, long-term	618	—

Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized; 13,180,139 and 13,042,293 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	139,516	138,877
Accumulated other comprehensive loss	(1,017)	(987)
Accumulated deficit	(129,877)	(128,194)
Total shareholders' equity	8,622	9,696
Total liabilities and shareholders' equity	$21,063	$23,055

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Partner Solutions	$9,145	$12,556	$33,160	$37,341
Edge to Cloud	1,275	2,085	2,913	6,576
Total revenue	10,420	14,641	36,073	43,917
Cost of revenue:
Partner Solutions	7,402	10,762	27,502	31,834
Edge to Cloud	1,128	1,247	3,050	4,637
Total cost of revenue	8,530	12,009	30,552	36,471
Gross profit	1,890	2,632	5,521	7,446
Operating expenses:
Selling, general and administrative	1,987	2,462	6,951	8,478
Research and development	41	1,046	222	5,276
Restructuring costs	—	253	—	1,629
Total operating expenses	2,028	3,761	7,173	15,383
Loss from operations	(138)	(1,129)	(1,652)	(7,937)
Other income (loss), net	2	22	(31)	116
Loss before income taxes	(136)	(1,107)	(1,683)	(7,821)
Income taxes	—	—	—	—
Net loss	$(136)	$(1,107)	$(1,683)	$(7,821)
Basic loss per share	$(0.01)	$(0.09)	$(0.13)	$(0.60)
Diluted loss per share	$(0.01)	$(0.09)	$(0.13)	$(0.60)
Shares used in per share calculations:
Basic	13,165	12,934	13,205	12,982
Diluted	13,165	12,934	13,205	12,982

Net loss	$(136)	$(1,107)	$(1,683)	$(7,821)
Other comprehensive income (loss)
Foreign currency translation, net of tax	11	(2)	(27)	(82)
Unrealized gain (loss) on investments, net of tax	(3)	(2)	(3)	4
Total other comprehensive income (loss)	8	(4)	(30)	(78)
Comprehensive loss	$(128)	$(1,111)	$(1,713)	$(7,899)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,683)	$(7,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	494	696
Stock-based compensation	601	371
Impairment of capitalized software development costs	—	375
Changes in operating assets and liabilities:
Accounts receivable, net	3,702	2,804
Contract assets	123	424
Prepaid expenses and other assets	(342)	344
Third-party software fees payable	(1,502)	(612)
Accounts payable and accrued expenses	(314)	(1,270)
Operating lease	(15)	240
Deferred revenue	(310)	(48)
Deferred rent	—	(497)
Net cash provided by (used in) operating activities	754	(4,994)
Cash flows from investing activities:
Purchases of equipment and furniture	(374)	(300)
Proceeds from maturities of short-term investments	2,250	9,640
Purchases of short-term investments	—	(7,370)
Net cash provided by investing activities	1,876	1,970
Cash flows from financing activities:
Cash flows from financing activities: Proceeds from Paycheck Protection Program loan	1,580	—
Effect of exchange rate changes on cash and cash equivalents	50	(144)
Net increase (decrease) in cash and cash equivalents	4,260	(3,168)
Cash, restricted cash, and cash equivalents, beginning of period	8,312	10,531
Cash, restricted cash, and cash equivalents, end of period	$12,572	$7,363

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2020	—	$—	13,155,139	$139,199	$(1,025)	$(129,741)	$8,433
Exercise of stock options	—	—	25,000	34	—	—	34
Share-based compensation, including issuance of restricted stock	—	—	—	281	—	—	281
Net loss	—	—	—	—	—	(136)	(136)
Foreign currency translation adjustment, net of tax	—	—	—	2	11	—	13
Unrealized gain on investments, net of tax	—	—	—	—	(3)	—	(3)
Balance as of September 30, 2020	—	$—	13,180,139	$139,516	$(1,017)	$(129,877)	$8,622

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,042,293	$138,877	$(987)	$(128,194)	$9,696
Exercise of stock options	—	—	—	34	—	—	34
Share-based compensation, including issuance of restricted stock	—	—	137,846	601	—	—	601
Net loss	—	—	—	—	—	(1,683)	(1,683)
Foreign currency translation adjustment, net of tax	—	—	—	4	(27)	—	(23)
Unrealized gain on investments, net of tax	—	—	—	—	(3)	—	(3)
Balance as of September 30, 2020	—	$—	13,180,139	$139,516	$(1,017)	$(129,877)	$8,622

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of business

Bsquare Corporation (“Bsquare,” “we,” “us” and “our”) builds technology that is powering the next generation of connected devices and intelligent systems. We help companies realize the promise of the Internet of Things (“IoT”) through the development of devices and systems that are cloud-enabled, share data seamlessly, facilitate distributed learning and control, and operate securely at scale. We believe that IoT-enabled systems can not only deliver value to our customers but also help people make better use of the resources of our planet. Bsquare's suite of services and software components create new revenue streams and operating models for our customers while providing opportunities for lowering costs and improving operations.

Since our founding in 1994, Bsquare has been at the intersection of hardware and software. Today that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale. From device hardware, to the operating system, to IoT software solutions, and cloud services that make intelligent systems possible, Bsquare’s expertise, products, and services are at the center of digital transformation.

Our business has largely been focused on providing software solutions (including reselling software from Microsoft Corporation (“Microsoft”)) and related engineering services to businesses that develop, market, and sell dedicated-purpose standalone intelligent systems. Examples of dedicated-purpose standalone intelligent systems include smart, connected computing devices such as point-of-sale terminals, kiosks, tablets and handheld devices, as well as vending machines, ATM machines, digital signs, smart phones, set-top boxes and in-vehicle telematics and entertainment devices.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2020 and our operating results and cash flows for nine months ended September 30, 2020 and 2019. The accompanying financial information as of December 31, 2019 is derived from our audited financial statements as of that date.

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

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,796,478	1,534,817	1,769,556	1,560,546
Restricted stock units	35,123	59,130	46,851	78,430

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

COVID-19 impact

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak. As the pandemic continues to affect economic and social interactions around the world, multiple governmental authorities have imposed “stay at home,” “shelter-in-place” and similar orders that have and may continue to disrupt business operations and present economic uncertainties. We continue to monitor closely the impact of COVID-19 on all aspects of our business, including how it has impacted and may continue to impact our customers, employees, suppliers, and vendors. For the quarterly period ended September 30, 2020, we continued to experience adverse conditions for our business as a result of COVID-19, including a reduction in customer demand for certain products. Due to the uncertainties surrounding COVID-19, we are unable to predict the extent the pandemic will continue to impact our operational and financial performance in future periods. We will continue to make any necessary adjustments to our financial statements and presentation of operating results in future periods. As a result, our estimates and judgments may change materially as new events occur or additional information becomes available to us.

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Edge to			Edge to
	Partner Solutions	Cloud	Total	Partner Solutions	Cloud	Total
Primary geographic area:
North America	$7,819	$1,100	$8,919	$10,851	$1,863	$12,714
Europe	613	172	785	164	177	341
Asia	713	3	716	1,541	45	1,586
Total	$9,145	$1,275	$10,420	$12,556	$2,085	$14,641

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Edge to			Edge to
	Partner Solutions	Cloud	Total	Partner Solutions	Cloud	Total
Primary geographic area:
North America	$28,104	$2,345	$30,449	$31,687	$5,932	$37,619
Europe	1,344	475	1,819	1,086	477	1,563
Asia	3,712	93	3,805	4,568	167	4,735
Total	$33,160	$2,913	$36,073	$37,341	$6,576	$43,917

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2020 and 2019.

Significant changes in the contract assets and the deferred revenue balances during the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Contract	Deferred	Contract	Deferred
	Assets	Revenue	Assets	Revenue
Revenue recognized that was included in deferred revenue at December 31, 2019	$—	$412	$—	$1,118
Transferred to receivables from contract assets recognized at December 31, 2019	—	—	15	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $23,000 and $35,000 for the three months ended September 30, 2020 and 2019, respectively and was $68,000 and $42,000 for the nine months ended September 30, 2020 and 2019, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of September 30, 2020:

	Remainder of
	2020	2021	After 2021
Partner Solutions	$66	$3	$9
Edge to Cloud	591	1,483	—

Practical expedients and exemptions

We apply a practical expedient and fully expense contract acquisition costs, such as sales commissions, as incurred because the amortization period is less than one year. We record these costs within selling, general and administrative expenses.

3. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash	$6,356	$4,092
Cash equivalents (see detail in Note 4)	5,853	3,620
Restricted cash	363	600
Total cash and cash equivalents	12,572	8,312
Short-term investments (see detail in Note 4)	—	2,249
Total cash, cash equivalents and short-term investments	$12,572	$10,561

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

Assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below (in thousands):

	September 30, 2020			December 31, 2019
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$5,853	$—	$5,853	$1,871	$—	$1,871
Corporate commercial paper	—	—	—	—	999	999
Corporate debt	—	—	—	—	750	750
Total cash equivalents	5,853	—	5,853	1,871	1,749	3,620
Restricted cash:
Money market funds	363	—	363	600	—	600
Short-term investments:
Corporate commercial paper	—	—	—	—	748	748
Corporate debt	—	—	—	—	1,501	1,501
Total short-term investments	—	—	—	—	2,249	2,249
Total assets measured at fair value	$6,216	$—	$6,216	$2,471	$3,998	$6,469

As of September 30, 2020, and December 31, 2019, contractual maturities of our short-term investments were less than one year, and gross unrealized gains and losses on those investments were not material.

5. Intangible Assets

Intangible assets are related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of Bsquare EMEA, Ltd. in September 2011.

Information regarding our intangible assets is as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$982	$(887)	$95	$1,275	$(1,106)	$169

Amortization expense was $25,000 for each of the three months ended September 30, 2020 and 2019, and was $74,000 for each of the nine months ended September 30, 2020 and 2019. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2020	$24
2021	71
Total	$95

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

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the nine months ended September 30, 2020 (in thousands):

Nine Months Ended
Total component lease expense was as follows:	September 30, 2020
Operating leases	$582
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$596

The following table presents supplemental balance sheet information related to our operating leases as of September 30, 2020 (dollars in thousands):

September 30, 2020
Right-of-use lease assets	$1,471

Current portion of operating lease liability	$317
Operating lease liability, net of current portion	1,269
Total operating lease liabilities	$1,586

Weighted average remaining lease term (years)	6.6
Weighted average discount rate	8.4%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of September 30, 2020 (in thousands):

Years Ended December 31,
2020, remainder of year	$157
2021	274
2022	249
2023	255
2024	262
After 2024	709
Total minimum lease payments	1,905
Less: amount representing interest	(319)
Present value of lease liabilities	$1,586

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.9	5.6	4.9	5.8
Expected volatility	63%	64%	63%	64%
Risk-free interest rate	0.2%	1.6%	0.5%	2.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue — Edge to Cloud	$26	$1	$50	$10
Selling, general and administrative	250	175	536	373
Research and development	5	12	15	(12)
Total stock-based compensation expense	$281	$188	$601	$371

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Balance at December 31, 2019	1,544,826	$2.74	7.47	$46,582
Granted	574,900	1.03
Exercised	(25,000)	1.35
Forfeited	(109,656)	1.72
Expired	(200,367)	4.82
Balance at September 30, 2020	1,784,703	2.07	8.03	214,529
Vested and expected to vest at September 30, 2020	1,548,348	2.14	7.90	172,230
Exercisable at September 30, 2020	568,073	$3.35	6.28	$6,601

At September 30, 2020, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $490,778. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.6 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average grant-date fair value of options granted during the period	$1.37	$1.23	$1.03	$1.70
Options in-the-money (in shares)	59,201	—	59,201	—
Aggregate intrinsic value of options exercised during the period	$1.35	$—	$1.35	$—

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the period. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2019	112,846	$1.44
Granted	219,596	1
Vested	(112,846)	1.44
Forfeited	—	—
Unvested at September 30, 2020	219,596	$1.48
Expected to vest after September 30, 2020	206,673	$1.48

At September 30, 2020, total compensation cost related to RSUs granted but not yet recognized, net of estimated forfeitures, was $173,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.4 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2020:

September 30, 2020
Stock options outstanding	1,784,703
Restricted stock units outstanding	219,596
Stock options and restricted stock units available for future grant	1,245,563
Common stock reserved for future issuance	3,249,862

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Partner Solutions:
Revenue	$9,145	$12,556	$33,160	$37,341
Cost of revenue	7,402	10,762	27,502	31,834
Gross profit	1,743	1,794	5,658	5,507
Edge to Cloud:
Revenue	1,275	2,085	2,913	6,576
Cost of revenue	1,128	1,247	3,050	4,637
Gross profit	147	838	(137)	1,939
Total gross profit	1,890	2,632	5,521	7,446
Operating expenses	2,028	3,761	7,173	15,383
Other income, net	2	22	(31)	116
Income tax (expense) benefit	—	—	—	—
Net loss	$(136)	$(1,107)	$(1,683)	$(7,821)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue:
North America	$8,919	$12,714	$30,449	$37,619
Asia	716	1,586	3,805	4,735
Europe	785	341	1,819	1,563
Total revenue	$10,420	$14,641	$36,073	$43,917

	September 30, 2020	December 31, 2019
Long-lived assets:
North America	$1,823	$2,016
Asia	—	177
Europe	171	340
Total long-lived assets	$1,994	$2,533

Long-lived assets decreased due to utilization of ROU leased assets in North America and from retirement of ROU leased assets in Asia due to closure of our Taiwan office.

10. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three and nine months ended September 30, 2020 and 2019.

Kodak Alaris had accounts receivable balances of $645 thousand or approximately 12% of total accounts receivable at September 30, 2020.  Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $552 thousand or approximately 10% of total accounts receivable at September 30, 2020 and $1.2 million or approximately 13% of total accounts receivable at December 31, 2019. No other customer accounted for 10% or more of total accounts receivable at September 30, 2020 or December 31, 2019.

Significant Supplier

Effective March 1, 2019, pursuant to a Global Partnership Agreement with Microsoft, we are authorized to sell Windows Embedded operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries. Of our total revenue, 79% in 2019 resulted from the sale of Windows IoT operating systems. We have also entered into OEM distributor agreements (“ODAs”) with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

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

Microsoft currently offers a rebate program to sell Microsoft Windows Embedded operating systems pursuant to which we earn money for achieving certain predefined objectives. In accordance with Microsoft rebate program rules:

•    For the three months ended September 30, 2020, we allocated 50% of rebates to reduce cost of sales, with the remaining 50% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

•    For the six months ended June 30, 2020, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

•    For the three and nine months ended September 30, 2019, respectively, we allocated 20% of rebates to reduce cost of sales, with the remaining 80% potentially available to offset qualified marketing expenses related to Microsoft Azure products in the period that expenditures are claimed and approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reductions to cost of revenue	$500	$87	$654	$240
Reductions to marketing expense	$123	$597	$1,026	$1,027

There was a balance of approximately $122,000 in qualified outstanding rebate credits at September 30, 2020, which will be accounted for as a reduction in marketing expense in the period in which qualified program expenditures are claimed and approved.

11. Restructuring costs

In May 2019, we approved a severance plan that included a workforce elimination of approximately 38 positions in the United States and internationally. In October 2019, we decided to close our Taiwan branch office, which resulted in elimination of approximately 17 additional positions by the end of 2019. An involuntary termination benefit plan was provided to employees of the Taiwan branch in order to reduce go-forward operating costs and to re-align our go-forward business model. The costs associated with these actions consisted primarily of charges for restructuring costs related to severance and benefits, and a non-cash impairment charge related to certain software development cost assets. We incurred aggregate restructuring charges of approximately $2.3 million associated with these actions during 2019, beginning in the second quarter of 2019. For the three and nine months ended September 30, 2020, we did not incur any charges for restructuring costs under this plan. For the three months ended September 30, 2020, no restructuring costs were paid.  For the nine months ended September 30, 2020, $0.5 million in restructuring costs were paid and there is no remaining balance of accrued restructuring charges on our consolidated balance sheet at September 30, 2020.

The following tables show the activity and estimated timing of future payouts for accrued restructuring costs (in thousands):

For the nine months ended
September 30, 2020
Balance at beginning of period	$472
Restructuring costs	—
Cash payments	(472)
Balance at end of period	$—

12. Paycheck Protection Program loan

Our PPP Loan is evidenced by a promissory note, dated as of April 7, 2020 (the “Note”), between us and JPMorgan Chase Bank, N.A. (the “Lender”). The Note has a two-year term, bears interest at the rate of 0.98% per annum, and may be prepaid at any time without payment of any premium or penalty. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).  The principal and accrued interest under the Note is forgivable after eight weeks if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements.  We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We have used the proceeds of the PPP Loan for eligible purposes and intend to pursue forgiveness, although we may have taken or may in the future take action that could inadvertently cause some or all of the PPP Loan to become ineligible for forgiveness.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations or warranties.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from us, or filing suit and obtaining judgment against us.

At September 30, 2020 and December 31, 2019, the PPP Loan balance was as follows (in thousands):

	September 30, 2020	December 31, 2019
PPP Loan, .98%, due April 2022:
Principal	$1,572	$-
Accrued interest	8	-
	$1,580	$-

PPP Loan payable:
Current portion	$962
Long-term portion	618
	$1,580	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Bsquare builds technology that is powering the next generation of connected devices and intelligent systems. We help companies realize the promise of IoT through the development of devices and systems that are cloud-enabled, share data seamlessly, facilitate distributed learning and control, and operate securely at scale. We believe that IoT-enabled systems can not only deliver value to our customers, but also can help people make better use of the resources of our planet and work more effectively to improve quality of life. Bsquare's suite of services and software components create for our customers new revenue streams and operating models while providing opportunities for lowering costs and improving operations.

Since our founding in 1994, Bsquare has been at the intersection of hardware and software. Today that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale. From device hardware, to the operating system, to IoT software solutions, and cloud services that make intelligent systems possible, Bsquare’s expertise, products, and services are at the center of digital transformation.

Our objective throughout 2020 has been to accelerate the business rebuilding we initiated last year. The first quarter started with increasing revenue and margins in our Partner Solutions segment.  Late in the first quarter of 2020, we began to experience the challenging economic conditions created by COVID-19. Conditions worsened in the second quarter and have persisted since then. However, expense reductions from prior periods allowed us to absorb the gross margin decrease and limit our losses. Compared to the first nine months of 2019, despite lower revenue, our 2020 year to date net income improved by $6.1 million and our cash consumption from operating activities improved by $4.9 million.

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

In addition to system design and software engineering services, we have expanded our services to include 24/7 support, dev/ops, and cloud management – the services that are critical when a customer puts an edge-to-cloud solution into production. Experience with our early IoT customers showed that Bsquare’s role could last well beyond the design and development phase and continue into on-going operation of connected devices. This role as an operating partner for our customers represents an opportunity for future collaboration and on-going business in the form of monthly support and services fees to Bsquare.

We are pursuing increasingly apparent business opportunities in the intersection of our business segments. In the Partner Solutions segment, customers are recognizing that their products, essentially interconnected devices and associated software, cannot be sold, installed, and then forgotten. For these customers, we offer software-based solutions that address the operational headaches caused by this new business requirement.  In many ways, these are the same services we are already providing to our large Edge to Cloud segment customers. Experience with those customers has shown that Bsquare’s role can last well beyond the development phase and continue into their on-going operations. This role as an operating partner represents an opportunity for future collaboration and on-going business in the form of monthly support and services fees to Bsquare. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements.

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

Bsquare Response to COVID-19 Pandemic

Early in the evolution of our collective understanding of the COVID-19 pandemic, we encouraged our Bsquare team members in the UK and US to work remotely and to make a personal decision about traveling to and working in the office. In mid-March 2020, in response to local government “stay at home,” “shelter-in-place” and similar orders intended to reduce the spread of the virus, Bsquare closed our offices in Trowbridge in the United Kingdom and stopped all non-essential activities in our Bellevue, Washington office. Bsquare’s operations are now fully virtual.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the eventual duration of the pandemic; its impact on our customers’ and our sales cycles, employee or industry events, and our vendors; and the reactions of governments and businesses to manage its adverse impacts. All of these factors remain highly uncertain and cannot be predicted. In the second and  third quarters of 2020, we experienced adverse conditions for our business and may continue to experience adverse conditions in future periods. See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total revenue	$10,420	$14,641	$(4,221)	(29)%	$36,073	$43,917	$(7,844)	(18)%
Total cost of revenue	8,530	12,009	(3,479)	(29)%	30,552	36,471	(5,919)	(16)%
Gross profit	1,890	2,632	(742)	(28)%	5,521	7,446	(1,925)	(26)%
Operating expenses	2,028	3,761	(1,733)	(46)%	7,173	15,383	(8,210)	(53)%
Loss from operations	(138)	(1,129)	991	88%	(1,652)	(7,937)	6,285	79%
Other income (loss), net	2	22	(20)	(91)%	(31)	116	(147)	(127)%
Loss before income taxes	(136)	(1,107)	971	88%	(1,683)	(7,821)	6,138	78%
Income tax benefit	—	—	—	—%	—	—	—	—%
Net loss	$(136)	$(1,107)	$971	88%	$(1,683)	$(7,821)	$6,138	78%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue decreased for the three and nine months ended September 30, 2020 compared to the prior year periods, primarily due to decreased sales in our Partner Solutions segment, primarily in North America and Asia, and lower revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Partner Solutions	$9,145	$12,556	$(3,411)	(27)%	$33,160	$37,341	$(4,181)	(11)%
Edge to Cloud	1,275	2,085	(810)	(39)%	2,913	6,576	(3,663)	(56)%
Total revenue	$10,420	$14,641	$(4,221)	(29)%	$36,073	$43,917	$(7,844)	(18)%
As a percentage of total revenue:
Partner Solutions	88%	86%			92%	85%
Edge to Cloud	12%	14%			8%	15%

Partner Solutions revenue

Partner Solutions revenue decreased for the quarterly period ended September 30, 2020, primarily due to a $2.9 million decrease in sales of Microsoft Windows operating systems and a $0.5 million decrease in sales of Microsoft Mobile operating systems. For the nine months ended September 30, 2020, Microsoft Windows operating systems decreased $3.8 million and Microsoft Mobile operating systems decreased $1.3 million. We believe customer demand for embedded operating systems was adversely impacted by the economic downturn and related uncertainty due to the global COVID-19 pandemic as our orders were down 22% and 17% this quarter versus the three and nine months ended September 30, 2019, respectively.

Sales of Microsoft operating systems represented approximately 86% and 88% of our total revenue and 81% and 88% of our total gross margin for the three and nine months ended September 30, 2020, respectively.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to significant DataV related professional service revenue recognized in the prior year period that was not repeated in the current quarter. We expect Edge to Cloud revenue will continue to vary in timing and amount.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Partner Solutions	$1,743	$1,794	$(51)	(3)%	$5,658	$5,507	$151	3%
Partner Solutions gross margin	19%	14%		33%	17%	15%		16%
Edge to Cloud	147	$838	$(691)	(82)%	(137)	1,939	(2,076)	(107)%
Edge to Cloud gross margin	12%	40%		(71)%	(5)%	29%		(116)%
Total gross profit	$1,890	$2,632	$(742)	(28)%	$5,521	$7,446	$(1,925)	(26)%
Total gross margin	18%	18%		1%	15%	17%		(10)%

Save File

Partner Solutions gross profit and gross margin

Partner Solutions gross profit decreased for the three months ended September 30, 2020 primarily due to decreased Partner Solutions revenue, partially offset by an increase in the amount of rebate credits allocated to cost of sales. Partner Solutions gross profit increased for the nine months ended September 30, 2020 primarily due to an increase of $0.5 million in non-Microsoft third-party software gross profit offset by a decline of $0.3 million in gross profit from Microsoft product sales.

Gross profit on Partner Solutions is positively impacted by rebate credits that we receive from Microsoft for the sale of Windows operating systems earned through the achievement of defined objectives. Under the Microsoft rebate program, we recognized $500,000 and $654,000 in rebate credits during the three and nine months ended September 30, 2020, compared to $87,000 and $240,000 in rebate credits during the three and nine months ended September 30, 2019, all of which were accounted for as reductions in cost of revenue.  For the quarterly period ended September 30, 2020, we allocated 50% of rebates to reduce cost of sales and 50% to marketing expenses, and for the quarterly period ended September 30, 2019, we allocated 20% of rebates to reduce cost of sales and 80% to marketing expenses. See “Note 10, Significant Risk Concentrations.”

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin decreased for the three and nine months ended September 30, 2020 primarily due to decreased sales of DataV professional services, primarily in North America, and from ongoing but temporary investment in improvements to previously deployed DataV customer installations.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating expenses:
Selling, general and administrative	$1,987	$2,462	$(475)	(19)%	$6,951	$8,478	$(1,527)	(18)%
Research and development	41	1,046	(1,005)	(96)%	222	5,276	(5,054)	(96)%
Restructuring costs	—	253	(253)	(100)%	—	1,629	(1,629)	(100)%
Total operating expenses	$2,028	$3,761	$(1,733)	(46)%	$7,173	$15,383	$(8,210)	(53)%
As a percentage of total revenue:
Selling, general and administrative	19%	17%			19%	19%
Research and development	0%	7%			1%	12%
Restructuring costs	0%	2%			0%	4%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the three and nine months ended September 30, 2020 primarily due to lower salaries and related benefits resulting from our restructuring efforts in prior periods, partially offset by increased costs for stock-based compensation expense and corporate insurance expense.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs, and related facilities and depreciation costs. R&D expenses decreased for the three and nine months ended September 30, 2020 primarily due to lower salaries and related benefits resulting from restructuring efforts in prior periods, including elimination of R&D positions as a result of our decision to discontinue marketing of DataV as an IoT platform in the second quarter of 2019.

Restructuring costs

Restructuring costs were not recorded for the three and nine months ended September 30, 2020.  For the three and nine months ended September 30, 2019, restructuring costs consist primarily of severance, related benefit and other employment costs as a result of the restructuring plan we put in place during the second quarter of 2019.  See Note 12, “Restructuring Costs.”

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income (loss), net for the quarterly period ended September 30, 2020 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly periods ended September 30, 2020 and September 30, 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had $12.6 million of cash, restricted cash, and cash equivalents. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Our investments held at September 30, 2020 had minimal default risk and consist of cash equivalents.  We held no short-term investments at September 30, 2020, primarily due to the timing of maturities on previously held short-term investments.

In mid-March 2020, a number of customers notified Bsquare that it is an essential supplier to their businesses which had been designated essential to the country’s infrastructure. Throughout the rapid change created by the COVID-19 crisis, Bsquare has continued to meet customer demands. In April 2020, as part of our contingency planning to meet our obligations, we applied for and received $1.6 million in funding through the PPP Loan. The principal and accrued interest under the Note is forgivable after eight weeks if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. The CARES Act reduces the amount of the PPP loan that may be forgiven if the borrower reduces full-time equivalent employees during the covered period as compared to a base period.  In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements.  Although we believe a portion of the loan may be forgivable, the amount will not be known until the end of the covered period and after we are notified by the SBA of the amount to be forgiven.  We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We have used the proceeds of the PPP Loan for eligible purposes and intend to pursue forgiveness, although we may have taken or may in the future take action that could inadvertently cause some or all of the PPP Loan to become ineligible for forgiveness. See Note 12, Paycheck Protection Program loan.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities provided cash of approximately $0.8 million for the nine months ended September 30, 2020, which included our net loss, more than offset by non-cash adjustments of $1.1 million and a working capital increase of approximately $1.4 million. The working capital increase included cash inflows of $3.7 million related to accounts receivable partially offset by cash outflows of $1.5 million related to third-party software fees payable, a $0.3 million change in prepaid expenses and other assets, a $0.3 million change in accounts payable and accrued expense, and $0.3 million related to deferred revenue.

Operating activities used cash of approximately $5.0 million for the nine months ended September 30, 2019, which included our net loss, offset by non-cash adjustments of $6.4 million, and a working capital increase of approximately $1.4 million. The working capital increase included cash inflows of $2.8 million related to accounts receivable, primarily from Honeywell in Europe, partially offset by decreases in accounts payable and third-party software fees payable.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $1.9 million for the nine months ended September 30, 2020, due to net cash inflows of $2.3 million on short-term investments, partially offset by a $0.4 million increase in equipment and furniture, primarily from purchases of leasehold improvements for our Seattle office facility. Our short-term investments matured near the end of the first quarter of 2020 and were held as cash equivalents as of September 30, 2020.

Investing activities provided cash of approximately $2.0 million for the nine months ended September 30, 2019, primarily due to net cash inflows of $2.3 million on short-term investments, partially offset by a $0.3 million increase in capitalized software development costs, which was reflected in the equipment, furniture and leasehold improvements, less accumulated depreciation statement line on the consolidated balance sheets.

Cash Flows from Financing Activities

Financing activities provided net cash inflows of approximately $1.6 million for the nine months ended September 30, 2020, primarily due to net cash proceeds received in the second quarter of 2020 on the PPP Loan.

Financing activities provided negligible cash for the three months ended September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019.

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

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As the scope and impact of the COVID-19 pandemic continue to evolve, a number of potential risks to our business may emerge and many have already started to affect our business and our financial results. Beyond our 2020 operating results, we may face ongoing challenges selling or delivering our software and services, as our employees and many of those of our customers work from home, are unable to attend company and industry events, and face restrictions on travel and in-person meetings.  Closures of manufacturing facilities and warehouses, or staffing shortages, have disrupted supply and distribution chains. Our customers could continue to experience a slow-down in demand for their products, decreased budgets, or delayed business initiatives, further reducing the need for our software and services. If our customers’ global supply chains are disrupted because of COVID-19, they may not be able to meet demands for their end-product and they may reduce or eliminate their purchases from Bsquare for an uncertain period of time, if not permanently. Our customers may be slow to collect from their customers or otherwise face liquidity problems, which may cause delays in satisfaction of their financial obligations to us. Some of our customers may be forced to reduce their workforce through layoffs or furloughs, to cease operations temporarily, or, in extreme cases, declare bankruptcy. In those situations, disruptions to our business could range from a loss of key customer relationships to an inability to timely collect potentially significant receivables.

Our financial results for the three- and nine-month periods ended September 30, 2020 reflect the negative impact of the pandemic.  More specifically, we have experienced a reduction in sales in our Partner Solutions segment since the second quarter of 2020 which we believe is primarily the result of the pandemic. The adverse effects of the COVID-19 pandemic on our financial results may continue for an unknown period of time. The extent, depth, and duration of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including the rate of spread of the pandemic; its impact on our customers’ and our sales cycles, employee or industry events, and our vendors; and the reactions of governments and businesses to manage its adverse impacts.  Since the second quarter of 2020, the adverse effects of the COVID-19 pandemic have become more apparent and the prevalence of the virus in the locations where we and our customers, suppliers and partners conduct business did not abate. The persistence of COVID-19 may cause additional adverse conditions for our business in future periods and the extent to which COVID-19 may impact our financial condition or results remains uncertain.

We received a PPP loan, which may not be forgivable and may subject us to litigation or public scrutiny that harms our business.

In April 2020, we received loan proceeds of $1.6 million under the PPP, which provides for loans to qualifying companies in amounts up to 2.5 times their average monthly payroll expenses. No payments of principal or interest are due during an initial six-month deferral period, and up to 100% of principal and accrued interest is forgivable if we used the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. We have used the proceeds of the PPP loan for eligible purposes and expect to pursue forgiveness; however, we may have taken or may in the future take action that could inadvertently cause some or all of the PPP loan to become ineligible for forgiveness, which may reduce our liquidity and harm our business, financial condition and results of operations.

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

BSQUARE CORPORATION (Registrant)

Date: November 12, 2020	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)