Form 10-Q
period 2021-03-31
BSQUARE CORP /WA
filed 2021-05-13
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding as of April 30, 2021: 13,407,029

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,028	$12,623
Restricted cash	337	337
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at March 31, 2021 and December 31, 2020, respectively	5,491	6,177
Contract assets	194	456
Prepaid expenses and other current assets	828	409
Total current assets	16,878	20,002
Property and equipment, net of accumulated depreciation	580	322
Deferred tax assets	7	7
Intangible assets, net of accumulated amortization	46	71
Right-of-use lease asset, net	1,773	1,853
Other non-current assets	26	27
Total assets	$19,310	$22,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$5,221	$6,458
Accounts payable	468	489
Paycheck Protection Program loan	1,588	950
Accrued compensation	504	717
Other accrued expenses	146	216
Deferred revenue	1,500	2,165
Operating lease	344	344
Total current liabilities	9,771	11,339
Deferred revenue, long-term	24	28
Operating lease, long-term	1,552	1,630
Paycheck Protection Program loan, long-term	—	634

Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized: 13,298,150 and 13,235,038 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	139,907	139,726
Accumulated other comprehensive loss	(1,001)	(992)
Accumulated deficit	(130,943)	(130,083)
Total shareholders' equity	7,963	8,651
Total liabilities and shareholders' equity	$19,310	$22,282

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Partner Solutions	$8,795	$15,905
Edge to Cloud	1,177	824
Total revenue	9,972	16,729
Cost of revenue:
Partner Solutions	7,459	13,156
Edge to Cloud	920	988
Total cost of revenue	8,379	14,144
Gross profit	1,593	2,585
Operating expenses:
Selling, general and administrative	2,276	2,897
Research and development	168	127
Total operating expenses	2,444	3,024
Loss from operations	(851)	(439)
Other income (loss), net	(9)	(35)
Loss before income taxes	(860)	(474)
Income taxes	—	—
Net loss	$(860)	$(474)
Basic loss per share	$(0.07)	$(0.04)
Diluted loss per share	$(0.07)	$(0.04)
Shares used in per share calculations:
Basic	13,186	13,055
Diluted	13,186	13,055

Net loss	$(860)	$(474)
Other comprehensive income (loss)
Foreign currency translation, net of tax	(9)	(34)
Unrealized gain (loss) on investments, net of tax	—	(1)
Total other comprehensive income (loss)	(9)	(35)
Comprehensive loss	$(869)	$(509)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(860)	$(474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	145	196
Stock-based compensation	168	215
Interest expense	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	686	(876)
Contract assets	23	(81)
Prepaid expenses and other assets	(381)	(331)
Third-party software fees payable	(1,237)	1,355
Accounts payable and accrued expenses	(305)	89
Operating lease	2	(40)
Deferred revenue	(669)	138
Net cash (used in) provided by operating activities	(2,424)	191
Cash flows from investing activities:
Additions to property and equipment	(175)	(33)
Proceeds from maturities of short-term investments	—	2,250
Net cash (used in) provided by investing activities	(175)	2,217
Cash flows from financing activities:
Proceeds from exercise of stock options	36	—
Net cash provided by financing activities	36	—
Effect of exchange rate changes on cash and cash equivalents	(32)	(76)
Net (decrease) increase in cash and cash equivalents	(2,595)	2,332
Cash, restricted cash, and cash equivalents, beginning of period	12,960	8,312
Cash, restricted cash, and cash equivalents, end of period	$10,365	$10,644

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,083)	$8,651
Exercise of stock options	—	—	63,112	36	—	—	36
Share-based compensation, including issuance of restricted stock	—	—	—	168	—	—	168
Net loss	—	—	—	—	—	(860)	(860)
Foreign currency translation adjustment, net of tax	—	—	—	(23)	(9)	—	(32)
Balance as of March 31, 2021	—	$—	13,298,150	$139,907	$(1,001)	$(130,943)	$7,963

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2021 and our operating results and cash flows for the three months ended March 31, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from our audited financial statements as of that date.

These unaudited condensed financial statements and related notes should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 18, 2021.

Basis of consolidation

The consolidated financial statements include the accounts of Bsquare and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts and income taxes, estimates of progress on professional engineering service arrangements, bonus accruals, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates and assumptions. Actual results may differ from these estimates and assumptions.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Stock options	163,393	1,574,500
Restricted stock units	108,828	74,981

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Edge to			Edge to
	Partner Solutions	Cloud	Total	Partner Solutions	Cloud	Total
Primary geographic area:
North America	$7,523	$1,065	$8,588	$13,171	$605	$13,776
Europe	110	112	222	426	213	639
Asia	1,162	—	1,162	2,308	6	2,314
Total	$8,795	$1,177	$9,972	$15,905	$824	$16,729

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced and deferred contract acquisition costs, which are amortized over time as the associated revenue is recognized. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three months ended March 31, 2021 and 2020.

Significant changes in the contract assets and the deferred revenue balances during the three months ended March 31, 2021 were as follows (in thousands):

Three Months Ended March 31, 2021
	Contract	Deferred
	Assets	Revenue
Revenue recognized that was included in deferred revenue at December 31, 2020	$—	$755,595
Transferred to receivables from contract assets outstanding at December 31, 2020	—	—

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $22,000 and $35,000 for the three months ended March 31, 2021 and 2020, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of March 31, 2021:

	Remainder of
	2021	2022	After 2022
Partner Solutions	$(56,873)	$(6,150)	$(14,750)
Edge to Cloud	(1,125,868)	(163,688)	(157,083)

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$3,914	$6,509
Cash equivalents (see detail in Note 4)	6,114	6,114
Restricted cash	337	337
Total cash and cash equivalents	10,365	12,960

4. Fair Value Measurements

We measure our cash equivalents and restricted cash at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and restricted cash within Level 1 or Level 2 because our cash equivalents and restricted cash are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	March 31, 2021			December 31, 2020
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$6,114	$—	$6,114	$6,114	$—	$6,114
Corporate commercial paper	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Total cash equivalents	6,114	—	6,114	6,114	—	6,114
Restricted cash:
Money market funds	337	—	337	337	—	337
Total assets measured at fair value	$6,451	$—	$6,451	$6,451	$—	$6,451

5. Intangible Assets

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of Bsquare EMEA, Ltd. in September 2011 and were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$982	$(936)	$46	$982	$(911)	$71

Amortization expense was $25,000 for each of the three months ended March 31, 2021 and 2020. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2021	$46
2022	—
Total	$46

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

Our leases have remaining terms of five to seven years. The only leases that contain renewal options are for office space leases at our Seattle and Trowbridge locations. In the fourth quarter of 2019, we made the decision not to renew our Bellevue lease, which expired at the end of May 2020, and we made the decision not to renew our Taiwan lease, exiting that facility in February 2020. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle lease. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the three months ended March 31, 2021 (in thousands):

Three Months Ended
Total component lease expense was as follows:	March 31, 2021
Operating leases	$105
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$104

The following table presents supplemental balance sheet information related to our operating leases as of March 31, 2021 (dollars in thousands):

March 31, 2021
Right-of-use lease assets	$1,773

Current portion of operating lease liability	$344
Operating lease liability, net of current portion	1,552
Total operating lease liabilities	$1,896

Weighted average remaining lease term (years)	5.9
Weighted average discount rate	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of March 31, 2021 (in thousands):

Years Ending December 31,
2021, remainder of year	$214
2022	317
2023	324
2024	331
2025	326
After 2025	440
Total minimum lease payments	1,952
Less: amount representing interest	(56)
Present value of lease liabilities	$1,896

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

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activities. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock option awards is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants and RSUs were estimated with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0%	0%
Expected life (years)	4.9	4.9
Expected volatility	83%	60%
Risk-free interest rate	0.4%	1.1%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue — Edge to Cloud	$15	$4
Selling, general and administrative	146	206
Research and development	7	5
Total stock-based compensation expense	$168	$215

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2020	1,786,891	$2.04	7.75	$330,831
Granted	75,000	3.17
Exercised	(6,963)	5.15
Forfeited	(32,450)	1.02
Expired	(10,250)	2.91
Balance at March 31, 2021	1,812,228	2.09	7.73	2,789,370
Vested and expected to vest at March 31, 2021	1,637,437	2.14	7.63	2,468,576
Exercisable at March 31, 2021	800,338	2.76	6.60	909,183

At March 31, 2021, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $406,780. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.4 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2021	2020
Weighted average grant-date fair value of options granted during the period	$3.17	$1.02
Options in-the-money (in shares)	550,733	—
Aggregate intrinsic value of options exercised during the period	$5.15	$—

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2020	164,697	$1.48
Granted	—	—
Vested	(54,899)	1.48
Forfeited	—	—
Unvested at March 31, 2021	109,798	1.48
Expected to vest after March 31, 2021	107,223	1.48

At March 31, 2021, total compensation cost not yet recognized related to granted RSUs was approximately $28,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.2 years.

Performance Stock Units

In January 2021 we issued 500,000 performance stock units (PSUs) to our executives. The PSUs vest based on a combination of Bsquare's stock price performance and executive service (continued employment). The first vesting measurement date is January 5, 2022 and the final measurement date is July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations. Based on the Monte Carlo model, expense of approximately $17,000 was recorded in the selling, general and administrative line of our income statement in the current period. The PSUs had no impact on our cash flow statement.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2021:

March 31, 2021
Stock options outstanding	1,812,228
Restricted stock units and performance stock units outstanding	609,798
Stock options and restricted stock units available for future grant	1,209,825
Common stock reserved for future issuance	3,631,851

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

	Three Months Ended March 31,
	2021	2020
Partner Solutions:
Revenue	$8,795	$15,905
Cost of revenue	7,459	13,156
Gross profit	1,336	2,749
Edge to Cloud:
Revenue	1,177	824
Cost of revenue	920	988
Gross profit	257	(164)
Total gross profit	1,593	2,585
Operating expenses	2,444	3,024
Other income, net	(9)	(35)
Income tax (expense) benefit	—	—
Net loss	$(860)	$(474)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenue:
North America	$8,588	$13,776
Asia	1,162	2,314
Europe	222	639
Total revenue	$9,972	$16,729

	March 31, 2021	December 31, 2020
Long-lived assets:
North America	$1,542	$1,179
Europe	171	179
Total long-lived assets	$1,713	$1,358

Long-lived assets increased due to additions of internally developed software during the quarter in North America.

10. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three months ended March 31, 2021 and 2020.

Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $563,000 or approximately 10% of total accounts receivable at March 31, 2021 and $680,000 or approximately 12% of total accounts receivable at December 31, 2020. Kodak Alaris had accounts receivable balances of $866,000 or approximately 15% of total accounts receivable at December 31, 2020. No other customer accounted for 10% or more of total accounts receivable at March 31, 2021 or December 31, 2020.

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

We have also entered into Original Equipment Manufacturer Distribution Agreements ("ODAs") with Microsoft pursuant to which we are licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems are effective through April 30, 2022.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reductions to cost of revenue	$106	$113
Reductions to marketing expense	$57	$219

11. Paycheck Protection Program (PPP) loan

Our PPP Loan is evidenced by a promissory note, dated as of April 7, 2020 (the “Note”), between us and JPMorgan Chase Bank, N.A. (the “Lender”). The Note has a two-year term, bears interest at the rate of 0.98% per annum, and may be prepaid at any time without payment of any premium or penalty. Under current statutes, no payments of principal or interest are due until July 25, 2021 (the "Deferral Period"). The principal and accrued interest under the Note is forgivable after an eight- or 24-week period if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. The selection of the eight- or 24-week period is at our discretion. In order to obtain forgiveness of the PPP Loan, we must submit a request and provide satisfactory documentation regarding our compliance with applicable requirements. We must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  We have used the proceeds of the PPP Loan for eligible purposes and are pursuing forgiveness, although we may have taken or may in the future take action that could inadvertently cause some or all of the PPP Loan to become ineligible for forgiveness.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations or warranties. The occurrence of an event may result in the repayment of all amounts outstanding, collection of all amounts owing from us, or filing suit and obtaining judgement against us.

At March 31, 2021 and December 31, 2020, the PPP Loan balance was as follows (in thousands):

	March 31, 2021	December 31, 2020
PPP Loan, .98%, due April 2022:
Principal	$1,572	$1,572
Accrued interest	16	12
	$1,588	$1,584

PPP Loan payable:
Current portion	$1,588	950
Long-term portion	—	634
	$1,588	$1,584

12. Subsequent Events

In April 2021, we commenced a registered securities offering pursuant to an At-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through or to B. Riley, acting as our sales agent or principal. We did not receive any proceeds from the Offering during the first quarter of 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Bsquare is a software and services company that designs, configures, and deploys technologies that solve difficult problems for manufacturers and operators of connected devices. Our customers choose Bsquare to help realize the promise of the Internet of Things (IoT) to transform their businesses. Our products include software that connects devices to create intelligent systems that are cloud-enabled, contribute critical data, and facilitate distributed control and decision making. Our services include 24/7 IoT operations that allow our customers to focus on their businesses while we take care of security, monitoring, and general technology updates. The opportunity to help companies explore and capture the value of IoT is attractive and growing. In the last two years alone, we helped hundreds of companies deploy and manage over two million devices. We operate large IoT systems for our customers with device fleets that range in size and complexity. We believe we offer a unique combination of expertise in device-level solutions, embedded operating systems, and IoT services and software that is valued by a global customer base, from start-ups to Fortune 100 companies, across a diverse set of industries.

In the first quarter of 2021, we continued our ongoing initiatives to reposition and rebuild our business and are pursuing business opportunities in the intersection of our two business segments. In the Partner Solutions segment, customers who have been purchasing Operating System (OS) software from us are recognizing that their products, essentially interconnected devices and associated software, cannot be sold, installed, and then forgotten. For these customers, we offer software-based solutions that address the operational headaches caused by this relatively new and increasingly complex business requirement.  In the Edge to Cloud segment, customers are relying on Bsquare for a complete solution, ranging from OS configuration to 24/7 support, dev/ops, and cloud management – the services that are critical when a customer puts an IoT solution into production. Experience with those customers has shown that Bsquare’s role can last well beyond the development phase and continue into their on-going operations. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements, in both business segments.

Revenue

The COVID-19 pandemic continues to affect our customer ordering patterns, causing ongoing disruptions to our Partner Solutions business. After strong revenue in the first quarter of 2020, we saw a significant decrease in Partner Solution revenue in the second quarter of 2020 that continued through at least the first quarter of 2021. While Partner Solutions revenue improved and stabilized in the third and fourth quarters of 2020, results for the first quarter of 2021 remain at levels lower than our pre-COVID-19 expectations. We believe our Partner Solutions revenue also decreased because competing Microsoft distributors offered deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this may continue in future quarters. We are working aggressively to retain our large customers and attract new customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

Investments we made to ensure we were meeting our operating commitments, while re-tooling and addressing issues with software previously delivered to some of our larger IoT customers, started to generate revenue for us in 2020. In the first quarter of 2021, we worked closely with Itron, Inc. to help them build their intelligent utility grid. We anticipate investments in our other large IoT customers will continue in 2021, but at lower levels than in 2020 as the bulk of the rework is now complete. Beyond gaining credibility as a reliable technology partner, we believe the experience we have gained serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2021 and beyond.

Expenses

Our work in 2020 to reduce our operating expense structure has provided a foundation from which business rebuilding and re-tooling can continue. Our operating expenses in the first quarter of 2021 were $600,000 less than our operating expenses the first quarter of 2020. We have an expense structure that makes sense for our business and an entrepreneurial leadership team that acts on changing business circumstances and opportunities as they emerge. We believe this operating discipline demonstrates our ability to manage through adversity.

Cash and Liquidity

Our cash and cash equivalents decreased by $2.6 million in the first quarter of 2021. Most of this cash was used for Microsoft royalties payable following the conclusion of a strong fourth quarter of 2020. In 2020 we received a $1.6 million loan under the Paycheck Protection Program ("PPP") to cover payroll and other permitted expenses, which helped to mitigate negative effects of the COVID-19 pandemic. We believe our current cash balance and lack of debt service obligations (other than any unforgiven portions of our PPP loan principal) have provided and will continue to provide sufficient liquidity for the business.

At The Market Offering

In April 2021, we commenced a registered securities offering pursuant to an At-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”). The Sales Agreement provides that we may offer and sell our common stock having an aggregate offering price of up to $25.0 million from time to time (the “Offering”) through or to B. Riley, acting as our sales agent or principal. We did not receive any proceeds from the Offering during the first quarter of 2021.

Critical Accounting Judgments

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting judgments, policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Total revenue	$9,972	$16,729	$(6,757)	(40)%
Total cost of revenue	8,379	14,144	(5,765)	(41)
Gross profit	1,593	2,585	(992)	(38)
Operating expenses	2,444	3,024	(581)	(19)
Loss from operations	(851)	(439)	(412)	(94)
Other income (loss), net	(9)	(35)	26	(73)
Loss before income taxes	(860)	(474)	(386)	(81)
Income tax benefit	—	—	—	—
Net loss	$(860)	$(474)	$(386)	(81)

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue decreased for the three months ended March 31, 2021 compared to the prior year period, primarily due to decreased sales in our Partner Solutions segment across all geographies slightly offset with higher revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue
Partner Solutions	$8,795	$15,905	$(7,110)	(45)%
Edge to Cloud	1,177	824	353	43
Total revenue	$9,972	$16,729	$(6,757)	(40)
As a percentage of total revenue:
Partner Solutions	88%	95%
Edge to Cloud	12%	5%

Partner Solutions revenue

Partner Solutions revenue decreased $7.1 million or 45% for the quarterly period ended March 31, 2021, compared to the same period in 2020. This decrease reflects that Partner Solutions revenue in the first quarter of 2020 was among the strongest in recent periods, while Partner Solutions revenue in the first quarter of 2021 reflected the ongoing disruptions and uncertainty caused by the global COVID-19 pandemic.

Edge to Cloud revenue

Edge to Cloud revenue increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in professional services revenue. We expect Edge to Cloud revenue will continue to vary in timing and amount.

Gross profit and gross margin

Cost of Partner Solutions revenue consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program. Cost of Edge to Cloud revenue consists primarily of salaries and benefits, contractor costs and re-billable expenses, and amortization of certain intangible assets. Gross profit and gross margin were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Partner Solutions	$1,336	$2,749	$(1,413)	(51)%
Partner Solutions gross margin	15%	17%		(12)
Edge to Cloud	257	$(164)	$421	(257)
Edge to Cloud gross margin	22%	(20)%		(210)
Total gross profit	$1,593	$2,585	$(992)	(38)
Total gross margin	16%	15%		3

Partner Solutions gross profit and gross margin

Partner Solutions gross profit decreased for the three months ended March 31, 2021 primarily due to decreased Partner Solutions revenue and gross margin rate deterioration driven by customer and product mix.

Gross profit on Partner Solutions is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate a portion of the incentive earnings to reduce cost of revenue with the remaining portion utilized to offset qualified marketing expenses in the period the expenditures are claimed and approved. For the quarterly period ended March 31, 2021, we allocated 50% of rebates to reduce cost of sales and 50% to marketing expenses, and for the quarterly period ended March 31, 2020, we allocated 20% of rebates to reduce cost of sales and 80% to marketing expenses. In the first quarter of 2021 we recorded approximately $106,000 in rebate credits as an offset to cost of revenue compared to approximately $113,000 in the first quarter of 2020.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin increased for the three months ended March 31, 2021 primarily due to increased revenue and less low margin project work.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,276	$2,897	$(622)	(21)%
Research and development	168	127	41	32
Total operating expenses	$2,444	$3,024	$(581)	(19)
As a percentage of total revenue:
Selling, general and administrative	23%	17%
Research and development	2%	1%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel and related facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses decreased for the three months ended March 31, 2021 primarily due to lower salaries and related benefits resulting from our prior restructuring efforts as well as reduced office rent, partially offset by one-time professional fees.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased for the three months ended March 31, 2021 primarily due to higher salaries and related benefits and other costs related to product development.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. We had an immaterial change in other income (loss), net for the quarterly period ended March 31, 2021 as compared to the prior year period.

Income taxes

Income taxes were not recorded for the quarterly periods ended March 31, 2021 and March 31, 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had $10.4 million of cash, restricted cash, and cash equivalents. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at March 31, 2021.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $2.4 million for the three months ended March 31, 2021, which included our net loss offset by non-cash adjustments of $0.3 million and a working capital decrease of approximately $1.9 million. The working capital decrease primarily included cash inflows of $0.7 million related to accounts receivable offset by cash outflows of $2.6 million related to third-party software fees payable of $1.2 million, $0.7 million related to deferred revenue, a $0.4 million change in prepaid expenses and other assets, and a $0.3 million change in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities used cash of approximately $0.2 million for the three months ended March 31, 2021, related to additions to property and equipment.

Cash Flows from Financing Activities

Financing activities provided negligible cash for the three months ended March 31, 2021, and no cash for the three months ended March 31, 2020.

Cash Commitments

Our future or potential cash commitments relate to minimum rents payable under operating leases, which total $0.2 million for the remainder of 2021, $0.3 million in 2022, $0.3 million in 2023, $0.3 million in 2024, $0.3 million in 2025, and $0.4 million thereafter.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as listed below.

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

As part of the Offering, we may issue up to $25.0 million of common stock from time to time. The issuance from time to time of shares in the Offering, as well as the possibility that we may issue shares in future offerings, could have the effect of depressing the market price, or increasing the market price volatility, of our common stock. The number of shares we may sell, and any resulting impact on market price or volatility, is highly uncertain because we have the broad discretion regarding the number of shares we instruct the Sales Agent to sell, the market price of the common stock during the sales period, the limits we set with the Sales Agent in any applicable placement notice, and the demand for our common stock during the sales period. It is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with those sales.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We may not be able to sell shares or other securities in any offering at a price per share that is equal to or greater than prevailing market prices, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than currently prevailing prices per share.

Item 6.	Exhibits

(b) Exhibits
		Filed or	Incorporated by Reference
Exhibit		Furnished
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Amended and Restated Bylaws, effective August 6, 2020		8-K	August 10, 2020	3.1		000-27687
10.1*	Performance Stock Unit Award Agreement		8-K	January 15, 2021	10.1		000-27687
10.2*	Restricted Stock Unit Award Agreement		8-K	January 15, 2021	10.2		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS		X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Document	X
101.DEF	XBRL Taxonomy Extension Definitions	X
101.LAB	XBRL Taxonomy Extension Label Document	X
101.PRE	XBRL Taxonomy Extension Presentation Document	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: May 13, 2021	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)