Form 10-Q
period 2021-06-30
BSQUARE CORP /WA
filed 2021-08-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding as of July 31, 2021: 20,327,917

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,892	$12,623
Restricted cash	337	337
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at June 30, 2021 and December 31, 2020, respectively	6,318	6,177
Contract assets	46	456
Prepaid expenses and other current assets	743	409
Total current assets	16,336	20,002
Property and equipment, net of accumulated depreciation	654	322
Deferred tax assets	7	7
Intangible assets, net of accumulated amortization	22	71
Right-of-use lease asset, net	1,712	1,853
Other non-current assets	24	27
Total assets	$18,755	$22,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$5,665	$6,458
Accounts payable	263	489
Paycheck Protection Program loan	—	950
Accrued compensation	567	717
Other accrued expenses	211	216
Deferred revenue	1,028	2,088
Operating lease	348	344
Total current liabilities	8,082	11,262
Deferred revenue, long-term	300	28
Operating lease, long-term	1,487	1,630
Paycheck Protection Program loan, long-term	—	634

Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized: 13,479,220 and 13,235,038 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	140,494	139,726
Accumulated other comprehensive loss	(1,035)	(992)
Accumulated deficit	(130,573)	(130,006)
Total shareholders' equity	8,886	8,728
Total liabilities and shareholders' equity	$18,755	$22,282

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Partner Solutions	$9,960	$8,110	$18,755	$24,015
Edge to Cloud	711	814	1,888	1,638
Total revenue	10,671	8,924	20,643	25,653
Cost of revenue:
Partner Solutions	8,578	6,944	16,037	20,100
Edge to Cloud	901	934	1,821	1,922
Total cost of revenue	9,479	7,878	17,858	22,022
Gross profit	1,192	1,046	2,785	3,631
Operating expenses:
Selling, general and administrative	2,148	2,067	4,424	4,964
Research and development	365	54	533	181
Total operating expenses	2,513	2,121	4,957	5,145
Loss from operations	(1,321)	(1,075)	(2,172)	(1,514)
Other income (loss), net	1,614	2	1,605	(33)
Income (loss) before income taxes	293	(1,073)	(567)	(1,547)
Income taxes	—	—	—	—
Net income (loss)	$293	$(1,073)	$(567)	$(1,547)
Basic earnings (loss) per share	$0.02	$(0.08)	$(0.04)	$(0.12)
Diluted earnings (loss) per share	$0.02	$(0.08)	$(0.04)	$(0.12)
Shares used in per share calculations:
Basic	13,332	13,110	13,267	13,051
Diluted	13,881	13,110	13,267	13,051

Net income (loss)	$293	$(1,073)	$(567)	$(1,547)
Other comprehensive loss
Foreign currency translation, net of tax	(34)	(4)	(66)	(38)
Unrealized gain (loss) on investments, net of tax	—	—	—	(1)
Total other comprehensive loss	(34)	(4)	(66)	(39)
Comprehensive income (loss)	$259	$(1,077)	$(633)	$(1,586)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(567)	$(1,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	297	360
Stock-based compensation	378	320
Gain on extinguishment of PPP loan	(1,584)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(141)	2,973
Contract assets	(20)	(25)
Prepaid expenses and other assets	(224)	(598)
Third-party software fees payable	(793)	(1,026)
Accounts payable and accrued expenses	(381)	(36)
Operating lease	2	(46)
Deferred revenue	(788)	301
Net cash (used in) provided by operating activities	(3,821)	676
Cash flows from investing activities:
Additions to property and equipment	(257)	(233)
Proceeds from maturities of short-term investments	—	2,250
Net cash (used in) provided by investing activities	(257)	2,017
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	—	1,576
Proceeds from sale of common stock	360	—
Proceeds from exercise of stock options	53	—
Net cash provided by financing activities	413	1,576
Effect of exchange rate changes on cash and cash equivalents	(66)	1
Net (decrease) increase in cash and cash equivalents	(3,731)	4,270
Cash, restricted cash, and cash equivalents, beginning of period	12,960	8,312
Cash, restricted cash, and cash equivalents, end of period	$9,229	$12,582

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	—	$—	13,298,150	$139,907	$(1,001)	$(130,866)	$8,040
Exercise of stock options	—	—	72,191	17	—	—	17
Sale of common stock	—	—	108,879	360	—	—	360
Share-based compensation, including issuance of restricted stock	—	—	—	210	—	—	210
Net income	—	—	—	—	—	293	293
Foreign currency translation adjustment, net of tax	—	—	—	—	(34)	—	(34)
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	135,303	53	—	—	53
Sale of common stock	—	—	108,879	360	—	—	360
Share-based compensation, including issuance of restricted stock	—	—	—	378	—	—	378
Net loss	—	—	—	—	—	(567)	(567)
Foreign currency translation adjustment, net of tax	—	—	—	(23)	(43)	—	(66)
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2021 and our operating results and cash flows for the six months ended June 30, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from our audited financial statements as of that date.

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

Revision of prior period financial statements

In connection with the preparation of our condensed consolidated financial statements, we identified an immaterial error related to the recognition of certain revenues in our Edge to Cloud segment in the third quarter of 2019 that had a rollforward effect on consolidated equity and deferred revenue in all quarterly and annual periods through the first quarter of fiscal year 2021. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be material to our results of operations for the three months ended June 30, 2021. Accordingly, we have revised our consolidated balance sheets and statements of shareholder’s equity as of September 31, 2019, December 31, 2019, and December 31, 2020 and condensed consolidated statements of operations and comprehensive loss and cash flows for the year-ended December 31, 2019 and the three and nine months ended September 30, 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 12 – Revision of Prior Period Financial Statements.

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

Income (loss) per share

We compute basic income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We consider restricted stock units as outstanding shares of common stock and include them in the computation of basic loss per share only when vested. We compute diluted loss per share using the weighted average number of shares of common stock outstanding and common stock equivalent shares outstanding during the period using the treasury stock method. We exclude common stock equivalent shares from the computation if their effect is anti-dilutive.

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	406,960	1,922,935	299,743	1,748,717
Restricted stock units	—	39,152	84,527	57,806

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$7,555	$666	$8,221	$7,114	$640	$7,754
Europe	93	45	$138	305	90	395
Asia	2,312	—	$2,312	691	84	775
Total	$9,960	$711	$10,671	$8,110	$814	$8,924

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$15,078	$1,731	$16,809	$20,285	$1,245	$21,530
Europe	202	157	359	731	303	1,034
Asia	3,475	—	3,475	2,999	90	3,089
Total	$18,755	$1,888	$20,643	$24,015	$1,638	$25,653

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2021 and 2020.

Significant changes in the contract assets and the deferred revenue balances during the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Contract	Contract
	Assets	Assets
Transferred to receivables from contract assets outstanding at December 31, 2020	—	—

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Deferred	Deferred
	Revenue	Revenue
Revenue recognized that was included in deferred revenue at December 31, 2020	$323,647	$1,079,243

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $31,000 and $35,000 for the three months ended June 30, 2021 and 2020, respectively, and was $53,000 and $70,000 for the six months ended June 30, 2021 and 2020, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of June 30, 2021:

	Remainder of
	2021	2022	After 2022
Edge to Cloud	(862,052)	(1,374,163)	(451,537)

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$2,778	$6,509
Cash equivalents (see detail in Note 4)	6,114	6,114
Restricted cash	337	337
Total cash and cash equivalents	9,229	12,960

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

Assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	June 30, 2021			December 31, 2020
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$6,114	$—	$6,114	$6,114	$—	$6,114
Total cash equivalents	6,114	—	6,114	6,114	—	6,114
Restricted cash:
Money market funds	337	—	337	337	—	337
Total assets measured at fair value	$6,451	$—	$6,451	$6,451	$—	$6,451

5. Intangible Assets

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of Bsquare EMEA, Ltd. in September 2011 and were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$982	$(960)	$22	$982	$(911)	$71

Amortization expense was $25,000 for each of the three months ended June 30, 2021 and 2020. Amortization in future periods is expected to be as follows (in thousands):

Remainder of 2021	$22
Total	$22

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

In November 2020, we renewed the lease for our office facility in the UK. The term of the lease is 120 months, with rent payments starting on November 30, 2020 and the lease term ending on November 8, 2030. The Company has an opportunity to break the lease at the five-year mark in November 2025. As it is reasonably certain that we will utilize this option, the accounting for this lease utilized November 2025 as the end date. The lease commencement date was November 9, 2020. As a result of entering into this lease agreement, we recorded additional ROU assets and net lease liabilities of $365,559 on our consolidated balance sheet as of December 31, 2020. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

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

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the six months ended June 30, 2021 (in thousands):

Six Months Ended
Total component lease expense was as follows:	June 30, 2021
Operating leases	$206
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$206

The following table presents supplemental balance sheet information related to our operating leases as of June 30, 2021 (dollars in thousands):

June 30, 2021
Right-of-use lease assets	$1,712

Current portion of operating lease liability	$348
Operating lease liability, net of current portion	1,487
Total operating lease liabilities	$1,835

Weighted average remaining lease term (years)	5.7
Weighted average discount rate	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of June 30, 2021 (in thousands):

Years Ending December 31,
2021, remainder of year	$156
2022	317
2023	324
2024	331
2025	326
After 2025	440
Total minimum lease payments	1,894
Less: amount representing interest	(59)
Present value of lease liabilities	$1,835

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.8	4.9	4.8	4.9
Expected volatility	105%	63%	105%	63%
Risk-free interest rate	0.6%	0.3%	0.5%	0.7%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue — Edge to Cloud	$9	$20	$24	$24
Selling, general and administrative	181	80	327	286
Research and development	20	5	27	10
Total stock-based compensation expense	$210	$105	$378	$320

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2020	1,786,891	$2.04	7.75	$330,831
Granted	160,000	2.89
Exercised	(24,255)	2.20
Forfeited	(43,450)	1.51
Expired	(62,200)	2.60
Balance at June 30, 2021	1,816,986	2.11	7.49	4,987,776
Vested and expected to vest at June 30, 2021	1,670,128	2.15	7.39	4,527,651
Exercisable at June 30, 2021	860,520	$2.67	6.36	$1,957,927

At June 30, 2021, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $373,173. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.3 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average grant-date fair value of options granted during the period	$2.64	$1.66	$2.89	$1.02
Options in-the-money (in shares)	706,620	25,344	706,620	25,344
Aggregate intrinsic value of options exercised during the period	$1.02	$—	$2.20	$—

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2020	164,697	$1.48
Granted	90,343	2.72
Vested	(109,798)	1.48
Forfeited	(21,115)	1.48
Unvested at June 30, 2021	124,127	2.38
Expected to vest after June 30, 2021	118,839	$2.37

At June 30, 2021, total compensation cost not yet recognized related to granted RSUs was approximately $183,164, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.3 years.

Performance Stock Units

In January 2021 we issued 500,000 performance stock units (PSUs) to our executives. The PSUs vest based on a combination of Bsquare's stock price performance and executive service (continued employment). The first vesting measurement date is January 5, 2022 and the final measurement date is July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations. Based on the Monte Carlo model, expense of approximately $17,000 and $34,000 was recorded in the selling, general and administrative line of our statement of operations for the three and six months ended June 30, 2021, respectively. The PSUs had no impact on our cash flow statement.

Award Modifications

In June 2021, the outstanding RSU and non-qualified stock option awards of two Board members were modified. In accordance with ASC 718, we recorded incremental expense of $41,000 during the period related to the revaluation of these modified awards.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2021:

June 30, 2021
Stock options outstanding	1,816,986
Restricted stock units and performance stock units outstanding	624,127
Stock options and restricted stock units available for future grant	1,426,792
Common stock reserved for future issuance	3,867,905

Common Stock Sales

In the second quarter of 2021, we received net cash proceeds of approximately $349,000 from the sale of 108,879 shares of our common stock pursuant to a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Securities Act") filed in March 2021. The issued shares and total paid-in capital are reflected in the consolidated statement of shareholder’s equity for the three and six months ended June 30, 2021.

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 6 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of June 30, 2021, we have not recorded any loss contingency accruals.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Partner Solutions:
Revenue	$9,960	$8,110	$18,755	$24,015
Cost of revenue	8,578	6,944	16,037	20,100
Gross profit	1,382	1,166	2,718	3,915
Edge to Cloud:
Revenue	711	814	1,888	1,638
Cost of revenue	901	934	1,821	1,922
Gross profit	(190)	(120)	67	(284)
Total gross profit	1,192	1,046	2,785	3,631
Operating expenses	2,513	2,121	4,957	5,145
Other income (expense), net	1,614	2	1,605	(33)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	$293	$(1,073)	$(567)	$(1,547)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue:
North America	$8,221	$7,754	$16,809	$21,530
Europe	138	395	359	1,034
Asia	2,312	775	3,475	3,089
Total revenue	$10,671	$8,924	$20,643	$25,653

	June 30, 2021	December 31, 2020
Long-lived assets:
North America	$1,666	$1,179
Europe	171	179
Total long-lived assets	$1,837	$1,358

Long-lived assets increased due to additions of internally developed software during the quarter in North America.

10. Significant Risk Concentrations

Significant Customers

GES Singapore Pte, LTD accounted for $1.0 million or approximately 10% of our total revenue for the three months ended June 30, 2021. ParTech, Inc. accounted for $1.1 million or approximately 11% of our total revenue for the three months ended June 30, 2021. CCIntegration, Inc. accounted for $1.2 million or approximately 14% of our total revenue for the three months ended June 30, 2020.

No customers accounted for 10% or more of total revenue for each of the six months ended June 30, 2021 and 2020.

GES Singapore Pte, LTD had accounts receivable balances of $801,000 or approximately 13% of our total accounts receivable at June 30, 2021. Honeywell International, Inc. and affiliated entities ("Honeywell") had accounts receivable balances of $680,000 or approximately 12% of our total accounts receivable at December 31, 2020. Kodak Alaris had accounts receivable balances of $866,000 or approximately 15% of our total accounts receivable at December 31, 2020.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reductions to cost of revenue	$103	$41	$209	$154
Reductions to marketing expense	120	721	177	940

11. Paycheck Protection Program (PPP) loan

We obtained a $1.5 million loan (the "PPP Loan") from JPMorgan Chase Bank, N.A. (the “Lender”) under the Paycheck Protection Program ("PPP") on April 7, 2020 (the “Note”). The Note had a two-year term, bore interest at the rate of 0.98% per annum, and could be prepaid at any time without payment of any premium or penalty. The principal and accrued interest under the Note was forgivable after an eight- or 24-week period if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. In April 2021, we applied for forgiveness of this loan in accordance with the program, and in June 2021, we received confirmation that the loan principal (and related accrued interest) was forgiven in its entirety. The gain on loan forgiveness is included in other income (loss), net on the statement of operations for the three and six months ended June 30, 2021, and as a gain on extinguishment of debt in the statement of cash flows for the six months ended June 30, 2021.

At June 30, 2021 and December 31, 2020, the PPP Loan balance was as follows (in thousands):

	June 30, 2021	December 31, 2020
PPP Loan, .98%, due April 2022:
Principal	$-	$1,572
Accrued interest	-	12
	$-	$1,584

PPP Loan payable:
Current portion	$-	950
Long-term portion	-	634
	$-	$1,584

12. Revision of Prior Period Financial Statements

We revised certain prior period financial statements due to a $77,000 error related to the recognition of certain revenues in our Edge to Cloud segment. The error occurred in the third quarter of 2019 and had a rollforward effect on consolidated equity and deferred revenue in all quarterly and annual periods through the first quarter of 2021. See Note 1 - Description of Business and Summary of Significant Accounting Policies. A summary of the revisions to our previously reported financial statements is presented below (in thousands).

Revised Consolidated Balance Sheets

	As of December 31, 2019
	As reported	Adjustment	As revised
Deferred revenue, current portion	$1,559	$(77)	$1,482
Total current liabilities	11,200	(77)	11,123
Accumulated deficit	(128,194)	77	(128,117)
Total shareholders' equity	9,696	77	9,773

	As of December 31, 2020
	As reported	Adjustment	As revised
Deferred revenue, current portion	$2,165	$(77)	$2,088
Total current liabilities	11,339	(77)	11,262
Accumulated deficit	(130,083)	77	(130,006)
Total shareholders' equity	8,651	77	8,728

Revised Consolidated Statement of Shareholders’ Equity

	Year Ended
	December 31, 2019
	As reported	Adjustment	As revised
Net loss	$(9,181)	$77	$(9,104)
Accumulated deficit	(128,194)	77	(128,117)

	Three Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Net loss	$(1,107)	$77	$(1,030)
Accumulated deficit	(126,834)	77	(126,757)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Net loss	$(7,821)	$77	$(7,744)
Accumulated deficit	(126,834)	77	(126,757)

	Year Ended
	December 31, 2020
	As reported	Adjustment	As revised
Accumulated deficit	$(130,083)	$77	$(130,006)

Revised Condensed Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	As of December 31, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$8,655	$77	$8,732
Total revenue	59,283	77	59,360
Gross profit	10,096	77	10,173
Loss from operations	(9,314)	77	(9,237)
Loss before income taxes	(9,165)	77	(9,088)
Net loss	(9,181)	77	(9,104)
Basic loss per share	(0.71)	-	(0.71)
Diluted loss per share	(0.71)	-	(0.71)
Comprehensive loss	(9,242)	77	(9,165)

	Three Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$2,085	$77	$2,162
Total revenue	14,641	77	14,718
Gross profit	2,632	77	2,709
Loss from operations	(1,129)	77	(1,052)
Loss before income taxes	(1,107)	77	(1,030)
Net loss	(1,107)	77	(1,030)
Basic loss per share	(0.09)	0.01	(0.08)
Diluted loss per share	(0.09)	0.01	(0.08)
Comprehensive loss	(1,111)	77	(1,034)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$6,576	$77	$6,653
Total revenue	43,917	77	43,994
Gross profit	7,446	77	7,523
Loss from operations	(7,937)	77	(7,860)
Loss before income taxes	(7,821)	77	(7,744)
Net loss	(7,821)	77	(7,744)
Basic loss per share	(0.60)	-	(0.60)
Diluted loss per share	(0.60)	-	(0.60)
Comprehensive loss	(7,899)	77	(7,822)

Revised Condensed Consolidated Statements of Cash Flows

We revised our condensed consolidated statements of cash flows for the year ended December 31, 2019 and the nine months ended  September 31, 2019 for this correction, which had no impact to net cash used by operating activities in each such period.

	Year Ended
	December 31, 2019
	As reported	Adjustment	As revised
Cash flows from operating activities:
Net loss	$(9,181)	$77	$(9,104)
Deferred revenue	(227)	(77)	(304)
Net cash used by operating activities	(5,995)	-	(5,995)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Cash flows from operating activities:
Net loss	$(7,821)	$77	$(7,744)
Deferred revenue	(48)	(77)	(125)
Net cash used in operating activities	(4,994)	-	(4,994)

Revised Segment Information

Edge to Cloud revenue and gross profit were impacted for each of the applicable prior periods by the same amount as consolidated revenue and gross profit for the respective periods.

13. Subsequent Events

In July 2021, we entered into a Side Letter (the “Side Letter”) with B. Riley Securities, Inc. (the “Agent”) in connection with the At-Market Issuance Sales Agreement dated April 2, 2021 (the “Sales Agreement”) between us and the Agent. The Side Letter confirmed the understanding of the parties that the Sales Agreement applies to the issuance and sale of shares (the “Shares”) of our common stock having an aggregate offering price of up to $50.0 million pursuant to our existing shelf registration statement on Form S-3 (File No. 333-254458) originally filed with the SEC on March 18, 2021 and which became effective on March 26, 2021 (the “Registration Statement”). All other terms and conditions of the Sales Agreement remain in full force and effect.

We previously filed a prospectus supplement dated April 2, 2021 relating to the offering of up to $25.0 million in Shares under the Sales Agreement (the “Prior Offering”). We also filed a prospectus supplement dated July 7, 2021 relating to the offering of up to an additional $25.0 million in Shares under the Sales Agreement (the “Current Offering”).

During July 2021, we received $31.8 million in net cash proceeds from the sale of 6,793,798 Shares, no par value under the terms of the Prior Offering and the Current Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In the first half of 2021, we continued our ongoing initiatives to strategically build our business and are pursuing business opportunities at the intersection of our two business segments. In the Partner Solutions segment, customers who have been purchasing Operating System (OS) software from us are recognizing that their products, essentially interconnected devices and associated software, cannot be sold, installed, and then forgotten. For these customers, we offer software-based solutions that address the operational headaches caused by this relatively new and increasingly complex business requirement.  In the Edge to Cloud segment, customers are relying on Bsquare for a complete solution, ranging from OS configuration to 24/7 support, dev/ops, and cloud management – the services that are critical when a customer puts an IoT solution into production. Experience with those customers has shown that Bsquare’s role can last well beyond the development phase and continue into their on-going operations. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements, in both business segments.

Revenue

The COVID-19 pandemic, including its impact on the microchip supply chain, continues to affect our Partner Solutions customer ordering patterns and has caused ongoing disruptions and revenue variability in the Partner Solutions segment. Decreases in segment revenue that began in the second quarter of 2020 persisted through the first quarter of 2021. Second quarter 2021 revenue improved over first quarter 2021 as COVID-19 related supply chain issues eased for some of our Partner Solutions customers during the quarter. It is not clear that this is an indication of sustained recovery. Revenue in 2021 remains at levels lower than our pre-COVID-19 expectations. We believe our Partner Solutions revenue is also affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, investments we made to ensure we were meeting our operating commitments, while re-tooling and addressing issues with software previously delivered to some of our larger IoT customers, started to generate revenue for us in 2020. In the first quarter of 2021, we worked closely with Itron, Inc. to help them build their intelligent utility grid. We anticipate investments in our other large IoT customers will continue in 2021, but at lower levels than in 2020 as the bulk of the rework is now complete. Beyond gaining credibility as a reliable technology partner, we believe the experience we have gained serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2021 and beyond.

Expenses

Our work in 2020 to reduce our operating expense structure has provided a foundation from which we are strategically building our business. Our operating expenses in the first half of 2021 were nearly $200,000 less than our operating expenses the first half of 2020. Our current cost structure fits our business model and our entrepreneurial leadership team acts on changing business circumstances and opportunities as they emerge. We believe this operating discipline demonstrates our ability to manage through adversity.

Cash and Liquidity

Our cash and cash equivalents decreased by $3.7 million in the first half of 2021. This cash use was driven by investment in strategic growth opportunities, operational results (primarily soft Partner Solutions revenue) and variations in working capital.

During the second quarter of 2021 we received net cash proceeds of $0.3 million from sales of Shares under the terms of the Prior Offering. After the quarter, in July 2021, we received net cash proceeds of $31.8 million from additional sales of Shares under the terms of the Prior Offering and the Current Offering.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$10,671	$8,924	$1,747	20%	$20,643	$25,653	$(5,010)	(20)%
Total cost of revenue	9,479	7,878	1,601	20%	17,858	22,022	(4,164)	(19)%
Gross profit	1,192	1,046	146	14%	2,785	3,631	(846)	(23)%
Operating expenses	2,513	2,121	392	18%	4,957	5,145	(188)	(4)%
Loss from operations	(1,321)	(1,075)	(246)	(23)%	(2,172)	(1,514)	(658)	(43)%
Other income (loss), net	1,614	2	1,612	80600%	1,605	(33)	1,638	(4963)%
Income (loss) before income taxes	293	(1,073)	1,366	127%	(567)	(1,547)	980	63%
Income tax benefit	—	—	—	—%	—	—	—	—%
Net income (loss)	$293	$(1,073)	$1,366	127%	$(567)	$(1,547)	$980	63%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended June 30, 2021 increased compared to the same period in 2020, primarily due to increased sales in our Partner Solutions segment in North America and Europe, slightly offset by lower revenue in our Edge to Cloud segment.

Total revenue for the six months ended June 30, 2021 decreased compared to the same period in 2020, primarily due to decreased sales in our Partner Solutions segment in North America and Europe, slightly offset by higher revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Partner Solutions	$9,960	$8,110	$1,850	23%	$18,755	$24,015	$(5,260)	(22)%
Edge to Cloud	711	814	(103)	(13)%	1,888	1,638	250	15%
Total revenue	$10,671	$8,924	$1,747	20%	$20,643	$25,653	$(5,010)	(20)%
As a percentage of total revenue:
Partner Solutions	93%	91%			91%	94%
Edge to Cloud	7%	9%			9%	6%

Partner Solutions revenue

Partner Solutions revenue increased $1.9 million or 23% for the quarterly period ended June 30, 2021 compared to the same period in 2020. The current period results were favorably impacted by the easing of COVID-19 supply chain issues for some of our customers while the prior period results reflect the disruptions and uncertainty caused by the onset of the global COVID-19 pandemic.

Partner Solutions revenue decreased $5.3 million or 22% for the six months ended June 30, 2021 compared to the same period in 2020. Revenue decreased $7.1 million in the first quarter of 2021 compared to the same period in 2020 while revenue increased, as discussed above, in the second quarter.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a decrease in professional services revenue from our smaller customers. Edge to Cloud revenue increased for the six months ended June 30, 2021 compared to the same period in 2020 due to an increase in professional services revenue. We expect Edge to Cloud revenue will continue to vary in timing and amount.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program. Cost of revenue for the Edge to Cloud segment consists primarily of salaries and benefits and re-billable expenses, and amortization of certain intangible assets. Gross profit and gross margin were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Partner Solutions	$1,382	$1,166	$216	19%	$2,718	$3,915	$(1,197)	(31)%
Partner Solutions gross margin	14%	14%		—%	14%	16%		(2)%
Edge to Cloud	(190)	(120)	(70)	58%	67	(284)	351	(124)%
Edge to Cloud gross margin	(27)%	(15)%		(12)%	4%	(17)%		21%
Total gross profit	$1,192	$1,046	$146	14%	$2,785	$3,631	$(846)	(23)%
Total gross margin	11%	12%		(1)%	13%	14%		(1)%

Partner Solutions gross profit and gross margin

Partner Solutions gross profit increased for the three months ended June 30, 2021 primarily due to increased segment revenue. Gross margin rate was approximately the same for each period.

Partner Solutions gross profit decreased for the six months ended June 30, 2021 primarily due to decreased segment revenue. Gross margin rate decreased year-over-year due to customer and product mix.

Gross profit on Partner Solutions is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate a portion of the incentive earnings to reduce cost of revenue with the remaining portion utilized to offset qualified marketing expenses in the period the expenditures are claimed and approved. For the three and six month periods ended June 30, 2021, we allocated 50% of rebates to reduce cost of sales and 50% to marketing expenses, and for the three and six month periods ended June 30, 2020, we allocated 20% of rebates to reduce cost of sales and 80% to marketing expenses. See Footnote 10 – Significant Risk Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit and gross margin decreased for the three months ended June 30, 2021 primarily due to decreased revenue.

Edge to Cloud gross profit and gross margin increased for the six months ended June 30, 2021 primarily due to increased revenue.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,148	$2,067	$81	4%	$4,424	$4,964	$(540)	(11)%
Research and development	365	54	311	576%	533	181	352	195%
Total operating expenses	$2,513	$2,121	$392	18%	$4,957	$5,145	$(188)	(4)%
As a percentage of total revenue:
Selling, general and administrative	20%	23%			21%	19%
Research and development	3%	1%			3%	1%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses increased for the three months ended June 30, 2021 primarily due to an increase in professional services fees and a decrease in the incentive program rebate from Microsoft. These were partially offset by lower salaries and related benefits resulting from our prior restructuring efforts.

SG&A expenses decreased for the six months ended June 30, 2021 primarily due to labor and benefit savings resulting from our prior restructuring efforts combined with decreased marketing spend, partially offset by a reduction in the incentive program rebates from Microsoft.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased for the three and six months ended June 30, 2021 primarily due to higher salaries and related benefits and other costs related to product development.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. For the three and six months ended June 30, 2021 this line-item also includes a $1.6 million gain on extinguishment of debt related to the forgiveness of our loan under the Paycheck Protection Program. See Footnote 11 – Paycheck Protection Program Loan for additional information.

Income taxes

Income taxes were not recorded for the quarterly periods ended June 30, 2021 and June 30, 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had $9.2 million of cash, restricted cash, and cash equivalents. Subsequent to June 30, 2021, we received $31.8 million in net cash proceeds from the Prior Offering and the Current Offering. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at June 30, 2021.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $3.7 million for the six months ended June 30, 2021, which included our net loss increased by non-cash adjustments of $0.9 million and a working capital decrease of approximately $2.3 million. The working capital decrease primarily included cash outflows related to third-party software fees payable of $0.8 million, $0.8 million related to deferred revenue, a $0.2 million change in prepaid expenses and other assets, and a $0.4 million change in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities used cash of approximately $0.3 million for the six months ended June 30, 2021, related to additions to property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.4 million for the six months ended June 30, 2021, related primarily to proceeds from sales of our common stock. See Note 7 - Shareholders’ Equity.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As part of the Current Offering, we may issue up to $25.0 million of common stock from time to time. The issuance from time to time of shares in the Current Offering, as well as the possibility that we may issue shares in future offerings, could have the effect of depressing the market price, or increasing the market price volatility, of our common stock. The number of shares we may sell, and any resulting impact on market price or volatility, is highly uncertain because we have the broad discretion regarding the number of shares we instruct the Sales Agent to sell, the market price of the common stock during the sales period, the limits we set with the Sales Agent in any applicable placement notice, and the demand for our common stock during the sales period. It is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with those sales.

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

Our common stock has experienced and may continue to experience price and volume fluctuations, which could cause you to lose a significant portion of your investment, lead to costly litigation for us and interfere with our efforts to grow our business.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies, and accordingly the market price of our common stock may frequently and meaningfully change. For example, during the year ended December 31, 2020, the high and low closing prices per share of our common stock were $1.83 and $0.93, respectively, with an intraday high of $2.00 and an intraday low $0.83 per share, and with daily trading volume at a low of 500 shares and a high of 837,100 shares. In 2021, through June 30, 2021, the high and low closing prices per share of our common stock were $8.40 and $1.44, respectively, with an intraday high of $11.83 and an intraday low of $1.40 per share, and with a daily trading volume at a low of 32,100 shares and a high of 240,691,000 shares. We have not had any recent change in our financial condition or results of operations that is consistent with the recent change in our stock price. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations (including as a result of fluctuations in our revenue), our ability to execute on our current growth strategy in a timely fashion, announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, developments in the IoT market, changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. Possible exogenous incidents and trends may also impact the capital markets generally and our common stock prices specifically, such as foreign and cross border altercations, political unrest, cyberterrorism on a global scale, and disruptive weather systems. The timing of your purchase of our common stock relative to fluctuations in its trading price may result in you losing all or a significant portion of your investment.

In the past, following periods of volatility in the market price of a company’s stock, class action securities litigation has often been instituted against such companies. Litigation may arise out of facts and circumstances, or disclosure relating thereto, that we do not currently regard as material. For example, in 2021, we pre-released our expected financial results for the first quarter of 2021, we announced that our shareholders approved amended and restated articles of incorporation then retracted the filing, we pre-released our expected financial results for the second quarter of 2021, and we revised certain prior period financial statements due to a $77,000 error related to the recognition of certain revenues in our Edge to Cloud segment. We have also recently sold shares in the public markets during periods of volatile market activity. Such volatility may entice shareholders to challenge our disclosure, whether or not they are correct. Any litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which would interfere with our ability to execute our business plan, sell our software and services, and otherwise materially adversely affect our business, financial condition and operating results.

Our common stock may become the target of a “short squeeze.”

In 2021, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

If securities or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, shareholders must rely on appreciation of the value of our common stock for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors in this offering for the foreseeable future.

Item 6.	Exhibits

(b) Exhibits
		Filed or	Incorporated by Reference
Exhibit		Furnished
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Amended and Restated Bylaws, effective August 6, 2020		8-K	August 10, 2020	3.1		000-27687
10.1	At Market Issuance Sales Agreement, dated April 2, 2021, by and between Bsquare Corporation and B. Riley Securities, Inc.		8-K	April 2, 2021	10.1		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: August 12, 2021	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Signatory)