Form 10-Q
period 2021-09-30
BSQUARE CORP /WA
filed 2021-11-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding as of October 31, 2021: 20,357,099

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,030	$12,623
Restricted cash	337	337
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at September 30, 2021 and December 31, 2020, respectively	5,992	6,177
Contract assets	33	456
Prepaid expenses and other current assets	562	409
Total current assets	47,954	20,002
Property and equipment, net of accumulated depreciation	705	322
Deferred tax assets	—	7
Intangible assets, net of accumulated amortization	—	71
Right-of-use lease asset, net	1,660	1,853
Other non-current assets	24	27
Total assets	$50,343	$22,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$6,407	$6,458
Accounts payable	400	489
Paycheck Protection Program loan	—	950
Accrued compensation	424	717
Other accrued expenses	147	216
Deferred revenue	1,098	2,088
Operating lease	354	344
Total current liabilities	8,830	11,262
Deferred revenue, long-term	247	28
Operating lease, long-term	1,430	1,630
Paycheck Protection Program loan, long-term	—	634

Shareholders' equity:
Preferred stock, no par: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par: 37,500,000 shares authorized: 20,357,099 and 13,235,038 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	172,318	139,726
Accumulated other comprehensive loss	(1,014)	(992)
Accumulated deficit	(131,468)	(130,006)
Total shareholders' equity	39,836	8,728
Total liabilities and shareholders' equity	$50,343	$22,282

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Partner Solutions	$9,638	$9,145	$28,393	$33,160
Edge to Cloud	1,008	1,275	2,896	2,913
Total revenue	10,646	10,420	31,289	36,073
Cost of revenue:
Partner Solutions	8,491	7,402	24,528	27,502
Edge to Cloud	827	1,128	2,648	3,050
Total cost of revenue	9,318	8,530	27,176	30,552
Gross profit	1,328	1,890	4,113	5,521
Operating expenses:
Selling, general and administrative	1,786	1,987	6,209	6,951
Research and development	408	41	941	222
Total operating expenses	2,194	2,028	7,150	7,173
Loss from operations	(866)	(138)	(3,037)	(1,652)
Other (loss) income, net	(29)	2	1,575	(31)
Loss before income taxes	(895)	(136)	(1,462)	(1,683)
Income taxes	—	—	—	—
Net loss	$(895)	$(136)	$(1,462)	$(1,683)
Basic loss per share	$(0.05)	$(0.01)	$(0.09)	$(0.13)
Diluted loss per share	$(0.05)	$(0.01)	$(0.09)	$(0.13)
Shares used in per share calculations:
Basic	19,603	13,165	15,419	13,205
Diluted	19,603	13,165	15,419	13,205

Net loss	$(895)	$(136)	$(1,462)	$(1,683)
Other comprehensive gain (loss)
Foreign currency translation, net of tax	37	11	(30)	(27)
Unrealized loss on investments, net of tax	—	(3)	—	(3)
Total other comprehensive gain (loss)	37	8	(30)	(30)
Comprehensive loss	$(858)	$(128)	$(1,492)	$(1,713)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,462)	$(1,683)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	409	494
Stock-based compensation	596	601
Gain on extinguishment of PPP loan	(1,584)	—
Changes in operating assets and liabilities:
Accounts receivable, net	185	3,702
Contract assets	(33)	123
Prepaid expenses and other assets	(33)	(342)
Third-party software fees payable	(51)	(1,502)
Accounts payable and accrued expenses	(451)	(314)
Operating lease	3	(15)
Deferred revenue	(771)	(310)
Net cash (used in) provided by operating activities	(3,192)	754
Cash flows from investing activities:
Additions to property and equipment	(375)	(374)
Proceeds from maturities of short-term investments	—	2,250
Net cash (used in) provided by investing activities	(375)	1,876
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	—	1,580
Proceeds from sale of common stock, net of issuance fees	31,936	—
Proceeds from exercise of stock options	68	—
Net cash provided by financing activities	32,004	1,580
Effect of exchange rate changes on cash and cash equivalents	(30)	50
Net increase in cash and cash equivalents	28,407	4,260
Cash, restricted cash, and cash equivalents, beginning of period	12,960	8,312
Cash, restricted cash, and cash equivalents, end of period	$41,367	$12,572

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886
Exercise of stock options	—	—	11,875	14	—	—	14
Vesting of restricted stock awards	—	—	72,206	—	—	—	—
Sale of common stock	—	—	6,793,798	31,576	—	—	31,576
Share-based compensation, including issuance of restricted stock	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	(895)	(895)
Foreign currency translation adjustment, net of tax	—	—	—	16	21	—	37
Balance as of September 30, 2021	—	$—	20,357,099	$172,318	$(1,014)	$(131,468)	$39,836

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	37,380	68	—	—	68
Vesting of restricted stock awards	—	—	182,004	—	—	—	—
Sale of common stock	—	—	6,902,677	31,936	—	—	31,936
Share-based compensation, including issuance of restricted stock	—	—	—	596	—	—	596
Net loss	—	—	—	—	—	(1,462)	(1,462)
Foreign currency translation adjustment, net of tax	—	—	—	(8)	(22)	—	(30)
Balance as of September 30, 2021	—	$—	20,357,099	$172,318	$(1,014)	$(131,468)	$39,836

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2021 and our operating results and cash flows for the nine months ended September 30, 2021 and 2020. The accompanying financial information as of December 31, 2020 is derived from our audited financial statements as of that date.

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

Revision of prior period financial statements

In connection with the preparation of our condensed consolidated financial statements, we identified an immaterial error related to the recognition of certain revenues in our Edge to Cloud segment in the third quarter of 2019 that had a rollforward effect on consolidated equity and deferred revenue in all quarterly and annual periods through the first quarter of fiscal year 2021. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be material to the results of operations for the three months ended June 30, 2021. Accordingly, we revised our consolidated balance sheets and statements of shareholder’s equity as of September 31, 2019, December 31, 2019, and December 31, 2020 and condensed consolidated statements of operations and comprehensive loss and cash flows for the year-ended December 31, 2019 and the three and nine months ended September 30, 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 12 – Revision of Prior Period Financial Statements.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	384,444	1,796,478	317,909	1,769,556
Restricted stock units	35,275	35,123	68,341	46,851

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$8,294	$964	$9,258	$7,819	$1,100	$8,919
Europe	68	44	112	613	172	785
Asia	1,276	—	1,276	713	3	716
Total	$9,638	$1,008	$10,646	$9,145	$1,275	$10,420

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$23,372	$2,695	$26,067	$28,104	$2,345	$30,449
Europe	275	201	476	1,344	475	1,819
Asia	4,746	—	4,746	3,712	93	3,805
Total	$28,393	$2,896	$31,289	$33,160	$2,913	$36,073

Contract balances

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2021 and 2020.

Significant changes in the contract assets and the deferred revenue balances during the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Contract	Contract
	Assets	Assets
Transferred to receivables from contract assets outstanding at December 31, 2020	—	—

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Deferred	Deferred
	Revenue	Revenue
Revenue recognized that was included in deferred revenue at December 31, 2020	$435,835	$1,515,077

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $4,000 and $23,000 for the three months ended September 30, 2021 and 2020, respectively, and was $57,000 and $68,000 for the nine months ended September 30, 2021 and 2020, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of September 30, 2021:

	Remainder of
	2021	2022	After 2022
Edge to Cloud	315,944	1,419,096	466,287

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$3,925	$6,509
Cash equivalents (see detail in Note 4)	37,105	6,114
Restricted cash	337	337
Total cash and cash equivalents	41,367	12,960

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

Assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	September 30, 2021			December 31, 2020
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$37,105	$—	$37,105	$6,114	$—	$6,114
Total cash equivalents	37,105	—	37,105	6,114	—	6,114
Restricted cash:
Money market funds	337	—	337	337	—	337
Total assets measured at fair value	$37,442	$—	$37,442	$6,451	$—	$6,451

5. Intangible Assets

Intangible assets related to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of Bsquare EMEA, Ltd. in September 2011 and were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$982	$(982)	$—	$982	$(911)	$71

Amortization expense was $22,000 and $25,000 for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the gross carrying amount of the intangible assets has been fully amortized.

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

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the nine months ended September 30, 2021 (in thousands):

Nine Months Ended
Total component lease expense was as follows:	September 30, 2021
Operating leases	$311
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$311

The following table presents supplemental balance sheet information related to our operating leases as of September 30, 2021 (dollars in thousands):

September 30, 2021
Right-of-use lease assets	$1,660

Current portion of operating lease liability	$354
Operating lease liability, net of current portion	1,430
Total operating lease liabilities	$1,784

Weighted average remaining lease term (years)	5.4
Weighted average discount rate	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of September 30, 2021 (in thousands):

Years Ending December 31,
2021, remainder of year	$78
2022	315
2023	322
2024	329
2025	325
After 2025	440
Total minimum lease payments	1,809
Less: amount representing interest	(25)
Present value of lease liabilities	$1,784

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.9	4.9	4.9	4.9
Expected volatility	111%	63%	111%	63%
Risk-free interest rate	0.6%	0.2%	0.6%	0.5%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue — Edge to Cloud	$6	$26	$30	$50
Selling, general and administrative	188	250	515	536
Research and development	24	5	51	15
Total stock-based compensation expense	$218	$281	$596	$601

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2020	1,786,891	$2.04	7.75	$330,831
Granted	175,000	2.88
Exercised	(36,130)	1.88
Forfeited	(74,759)	1.34
Expired	(62,750)	2.62
Balance at September 30, 2021	1,788,252	1.92	7.15	1,220,636
Vested and expected to vest at September 30, 2021	1,670,375	2.17	7.06	1,122,212
Exercisable at September 30, 2021	934,877	$2.58	6.10	$496,868

At September 30, 2021, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $393,969. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.2 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average grant-date fair value of options granted during the period	$2.75	$1.37	$2.88	$1.03
Options in-the-money (in shares)	629,272	59,201	629,272	59,201
Aggregate intrinsic value of options exercised during the period	$1.20	$1.35	$1.88	$1.35

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2020	164,697	$1.48
Granted	90,343	2.72
Vested	(182,004)	1.74
Forfeited	(21,115)	1.48
Unvested at September 30, 2021	51,921	2.72
Expected to vest after September 30, 2021	49,112	$2.72

At September 30, 2021, total compensation cost not yet recognized related to granted RSUs was approximately $78,656, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.4 years.

Performance Stock Units

In January 2021 we issued 500,000 performance stock units (PSUs) to our executives. The PSUs vest based on a combination of Bsquare's stock price performance and executive service (continued employment). The first vesting measurement date is January 5, 2022 and the final measurement date is July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations. Based on the Monte Carlo model, expense of approximately $17,000 and $51,000 was recorded in the selling, general and administrative line of our statement of operations for the three and nine months ended September 30, 2021, respectively. The PSUs had no impact on our cash flow statement.

Award Modifications

In June 2021, the outstanding RSU and non-qualified stock option awards of two Board members were modified. In accordance with ASC 718, we recorded incremental expense of $41,000 during the period related to the revaluation of these modified awards.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2021:

September 30, 2021
Stock options outstanding	1,788,252
Restricted stock units and performance stock units outstanding	551,921
Stock options and restricted stock units available for future grant	1,115,772
Common stock reserved for future issuance	3,455,945

Common Stock Sales

In the second and third quarters of 2021, we sold 108,879 and 6,793,798 shares of our common stock, respectively, pursuant to a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Securities Act") filed in March 2021. We received proceeds of approximately $31,936,000, net of issuance costs of $1,157,000. The issued shares and total paid-in capital are reflected in the consolidated statement of shareholder’s equity for the three and nine months ended September 30, 2021.

8. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 6 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of September 30, 2021, we have not recorded any loss contingency accruals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Partner Solutions:
Revenue	$9,638	$9,145	$28,393	$33,160
Cost of revenue	8,491	7,402	24,528	27,502
Gross profit	1,147	1,743	3,865	5,658
Edge to Cloud:
Revenue	1,008	1,275	2,896	2,913
Cost of revenue	827	1,128	2,648	3,050
Gross profit	181	147	248	(137)
Total gross profit	1,328	1,890	4,113	5,521
Operating expenses	2,194	2,028	7,150	7,173
Other (expense) income, net	(29)	2	1,575	(31)
Income tax benefit (expense)	—	—	—	—
Net loss	$(895)	$(136)	$(1,462)	$(1,683)

Revenue by geographic area is based on the sales region of the customer. The following tables set forth total revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue:
North America	$9,258	$8,919	$26,067	$30,449
Europe	112	785	476	1,819
Asia	1,276	716	4,746	3,805
Total revenue	$10,646	$10,420	$31,289	$36,073

	September 30, 2021	December 31, 2020
Long-lived assets:
North America	$1,780	$1,179
Europe	176	179
Total long-lived assets	$1,956	$1,358

Long-lived assets increased due to additions of internally developed software throughout the year in North America.

10. Significant Risk Concentrations

Significant Customers

GES Manufacturing Services (M) Sdn. Bhd. accounted for $1.1 million or approximately 11% of our total revenue for the three months ended September 30, 2021. No other customers accounted for 10% or more of total revenue for the three months ended September 30, 2020 or the nine months ended September 30, 2021 and 2020.

GES Manufacturing Services (M) Sdn. Bhd. had accounts receivable balances of $958,000 or approximately 16% of our total accounts receivable at September 30, 2021. Honeywell International, Inc. and affiliated entities ("Honeywell") had accounts receivable balances of $680,000 or approximately 12% of our total accounts receivable at December 31, 2020. Kodak Alaris had accounts receivable balances of $866,000 or approximately 15% of our total accounts receivable at December 31, 2020.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reductions to cost of revenue	$26	$500	$236	$654
Reductions to marketing expense	110	123	287	1,026

11. Paycheck Protection Program (PPP) loan

We obtained a $1.6 million loan (the "PPP Loan") from JPMorgan Chase Bank, N.A. (the “Lender”) under the Paycheck Protection Program ("PPP") on April 7, 2020 (the “Note”). The Note had a two-year term, bore interest at the rate of 0.98% per annum, and could be prepaid at any time without payment of any premium or penalty. The principal and accrued interest under the Note was forgivable after an eight- or 24-week period if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. In April 2021, we applied for forgiveness of this loan in accordance with the program, and in June 2021, we received confirmation that the loan principal (and related accrued interest) was forgiven in its entirety. The gain on loan forgiveness is included in other income (loss), net on the statement of operations for the nine months ended September 30, 2021, and as a gain on extinguishment of debt in the statement of cash flows for the nine months ended September 30, 2021.

At September 30, 2021 and December 31, 2020, the PPP Loan balance was as follows (in thousands):

	September 30, 2021	December 31, 2020
PPP Loan, .98%, due April 2022:
Principal	$—	$1,572
Accrued interest	—	12
	$—	$1,584

PPP Loan payable:
Current portion	$—	950
Long-term portion	—	634
	$—	$1,584

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

Revised Consolidated Balance Sheets

	As of December 31, 2019
	As reported	Adjustment	As revised
Deferred revenue, current portion	$1,559	$(77)	$1,482
Total current liabilities	11,200	(77)	11,123
Accumulated deficit	(128,194)	77	(128,117)
Total shareholders' equity	9,696	77	9,773

	As of December 31, 2020
	As reported	Adjustment	As revised
Deferred revenue, current portion	$2,165	$(77)	$2,088
Total current liabilities	11,339	(77)	11,262
Accumulated deficit	(130,083)	77	(130,006)
Total shareholders' equity	8,651	77	8,728

Revised Consolidated Statement of Shareholders’ Equity

	Year Ended
	December 31, 2019
	As reported	Adjustment	As revised
Net loss	$(9,181)	$77	$(9,104)
Accumulated deficit	(128,194)	77	(128,117)

	Three Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Net loss	$(1,107)	$77	$(1,030)
Accumulated deficit	(126,834)	77	(126,757)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Net loss	$(7,821)	$77	$(7,744)
Accumulated deficit	(126,834)	77	(126,757)

	Year Ended
	December 31, 2020
	As reported	Adjustment	As revised
Accumulated deficit	$(130,083)	$77	$(130,006)

Revised Condensed Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	As of December 31, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$8,655	$77	$8,732
Total revenue	59,283	77	59,360
Gross profit	10,096	77	10,173
Loss from operations	(9,314)	77	(9,237)
Loss before income taxes	(9,165)	77	(9,088)
Net loss	(9,181)	77	(9,104)
Basic loss per share	(0.71)	—	(0.71)
Diluted loss per share	(0.71)	—	(0.71)
Comprehensive loss	(9,242)	77	(9,165)

	Three Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$2,085	$77	$2,162
Total revenue	14,641	77	14,718
Gross profit	2,632	77	2,709
Loss from operations	(1,129)	77	(1,052)
Loss before income taxes	(1,107)	77	(1,030)
Net loss	(1,107)	77	(1,030)
Basic loss per share	(0.09)	0.01	(0.08)
Diluted loss per share	(0.09)	0.01	(0.08)
Comprehensive loss	(1,111)	77	(1,034)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Edge to Cloud revenue	$6,576	$77	$6,653
Total revenue	43,917	77	43,994
Gross profit	7,446	77	7,523
Loss from operations	(7,937)	77	(7,860)
Loss before income taxes	(7,821)	77	(7,744)
Net loss	(7,821)	77	(7,744)
Basic loss per share	(0.60)	—	(0.60)
Diluted loss per share	(0.60)	—	(0.60)
Comprehensive loss	(7,899)	77	(7,822)

Revised Condensed Consolidated Statements of Cash Flows

We revised our condensed consolidated statements of cash flows for the year ended December 31, 2019 and the nine months ended  September 31, 2019 for this correction, which had no impact to net cash used by operating activities in each such period.

	Year Ended
	December 31, 2019
	As reported	Adjustment	As revised
Cash flows from operating activities:
Net loss	$(9,181)	$77	$(9,104)
Deferred revenue	(227)	(77)	(304)
Net cash used by operating activities	(5,995)	—	(5,995)

	Nine Months Ended
	September 30, 2019
	As reported	Adjustment	As revised
Cash flows from operating activities:
Net loss	$(7,821)	$77	$(7,744)
Deferred revenue	(48)	(77)	(125)
Net cash used in operating activities	(4,994)	—	(4,994)

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

During 2021, we have continued our ongoing initiatives to strategically build our business at the intersection of our two business segments. In the Partner Solutions segment, customers who have been purchasing Operating System (OS) software from us are recognizing that their products, essentially interconnected devices and associated software, cannot be sold, installed, and then forgotten. For these customers, we offer software-based solutions that address the operational headaches caused by this relatively new and increasingly complex business requirement.  In the Edge to Cloud segment, customers are relying on Bsquare for a complete solution, ranging from OS configuration to 24/7 support, dev/ops, and cloud management – the services that are critical when a customer puts an IoT solution into production. Experience with those customers has shown that Bsquare’s role can last well beyond the development phase and continue into their on-going operations. Our software and edge expertise combined with our position as a supply chain partner makes us uniquely suited to address these complex requirements, in both business segments.

Revenue

The COVID-19 pandemic, including its impact on the microchip supply chain, continues to affect our Partner Solutions customer ordering patterns and has caused ongoing disruptions and revenue variability in the Partner Solutions segment. Second quarter 2021 revenue was the highest since the onset of the COVID pandemic and third quarter 2021, while a decrease from second quarter, was the second highest. Nevertheless, revenue in 2021 lags pre-COVID-19 results and the moderate recovery experienced in 2021 has been inconsistent. We believe our Partner Solutions revenue is also affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, investments made to ensure we were meeting our operating commitments, while re-tooling and addressing issues with software previously delivered to some of our larger IoT customers, started to generate revenue for us in 2021. In the first quarter of 2021, we worked closely with Itron, Inc. to help them build their intelligent utility grid. Beyond gaining credibility as a reliable technology partner, we believe the experience we have gained serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2021 and beyond.

Expenses

Our work in 2019 and 2020 to reduce our operating expense structure has provided a foundation from which we are strategically building our business. Our selling, general and administrative expenses in the first nine months of 2021 were nearly $740,000 less than similar expenses in the first nine months of 2020.

We have strategically invested in the development of new product offerings for our customers. Year-to-date 2021, that investment has totaled over $1.0 million. We are in the process of taking these products to market and are looking to reap a financial return on our R&D investment in 2022 and beyond.

Cash and Liquidity

Our cash, cash equivalents and restricted cash increased by $28.4 million in the first nine months of 2021. This increase in cash was driven by the receipt of net proceeds of $31.9 million from the sale of our common stock. This increase was partially offset by the use of cash stemming from R&D investments, operational results (primarily soft Partner Solutions revenue) and variations in working capital items.

Cash will be invested strategically to grow our business and enhance our value proposition to customers.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenue	$10,646	$10,420	$226	2%	$31,289	$36,073	$(4,784)	(13)%
Total cost of revenue	9,318	8,530	788	9	27,176	30,552	(3,376)	(11)
Gross profit	1,328	1,890	(562)	(30)	4,113	5,521	(1,408)	(26)
Operating expenses	2,194	2,028	166	8	7,150	7,173	(23)	(0)
Loss from operations	(866)	(138)	(728)	528	(3,037)	(1,652)	(1,385)	84
Other (loss) income, net	(29)	2	(31)	(1,550)	1,575	(31)	1,606	(5,180)
Loss before income taxes	(895)	(136)	(759)	558	(1,462)	(1,683)	221	(13)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(895)	$(136)	$(759)	558%	$(1,462)	$(1,683)	$221	(13)%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended September 30, 2021 increased compared to the same period in 2020, primarily due to increased sales in our Partner Solutions segment in North America and Asia, slightly offset by lower revenue in our Edge to Cloud segment.

Total revenue for the nine months ended September 30, 2021 decreased compared to the same period in 2020, primarily due to decreased sales in our Partner Solutions segment in North America and Europe, and a small decrease in our Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Partner Solutions	$9,638	$9,145	$493	5%	$28,393	$33,160	$(4,767)	(14)%
Edge to Cloud	1,008	1,275	(267)	(21)	2,896	2,913	(17)	(1)
Total revenue	$10,646	$10,420	$226	2%	$31,289	$36,073	$(4,784)	(13)%
As a percentage of total revenue:
Partner Solutions	91%	88%			91%	92%
Edge to Cloud	9%	12%			9%	8%

Partner Solutions revenue

Partner Solutions revenue increased $493,000 or 5% for the quarterly period ended September 30, 2021 compared to the same period in 2020.

While revenue has not returned to pre-COVID levels, these results reflect some moderate recovery.

Partner Solutions revenue decreased $4.8 million or 14% for the nine months ended September 30, 2021 compared to the same period in 2020. The results were largely driven by first quarter 2021 results which accounted for a $7.1 million decrease. The second and third quarters of 2021 have both compared favorably to last year.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a decrease in professional services revenue driven by continued purchasing delays from one of our large customers as well as the conclusion of our relationships with some smaller customers as we have strategically shifted our focus to larger customers and product development opportunities. Edge to Cloud revenue for the nine months ended September 30, 2021 was in-line with revenue recognized compared to the same period in 2020. We expect Edge to Cloud revenue will continue to vary in timing and amount.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Partner Solutions	$1,147	$1,743	$(596)	(34)%	$3,865	$5,658	$(1,793)	(32)%
Partner Solutions gross margin	12%	19%		(7.0)	14%	17%		(3.0)
Edge to Cloud	$181	$147	$34	23%	$248	$(137)	$385	(281)%
Edge to Cloud gross margin	18%	12%		6.0	9%	(5)%		13.0
Total gross profit	$1,328	$1,890	$(562)	(30)%	$4,113	$5,521	$(1,408)	(26)%
Total gross margin	12%	18%		(6.0)	13%	15%		(2.0)

Partner Solutions gross profit and gross margin

Partner Solutions gross profit dollars and gross margin rate decreased for the three and nine month periods ended September 30, 2021 due to lower Microsoft rebates and variation in customer and product mix.

Gross profit on Partner Solutions is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate a portion of the incentive earnings to reduce cost of revenue with the remaining portion utilized to offset qualified marketing expenses in the period the expenditures are claimed and approved. For the three and nine month periods ended September 30, 2021, we allocated 50% of rebates to reduce cost of sales and 50% to marketing expenses. During the first half of 2020, we allocated 20% of rebates to reduce cost of sales and 80% to marketing expenses. In the second half of 2020, we began allocating the rebates 50/50 as we do now. See Footnote 10 – Significant Risk Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit dollars and gross margin rate increased for the three and nine months ended September 30, 2021 primarily due to reduced cost of revenue.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating expenses:
Selling, general and administrative	$1,786	$1,987	$(201)	(10)%	$6,209	$6,951	$(742)	(11)%
Research and development	408	41	367	895%	941	222	719	324%
Total operating expenses	$2,194	$2,028	$166	8%	$7,150	$7,173	$(23)	(0)%
As a percentage of total revenue:
Selling, general and administrative	17%	19%			20%	19%
Research and development	4%	0%			3%	1%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three months ended September 30, 2021 were in-line with SG&A expenses for the three months ended September 30, 2020.

SG&A expenses decreased for the nine months ended September 30, 2021 primarily due to labor and benefit savings resulting from our prior restructuring efforts, partially offset by a reduction in the incentive program rebates from Microsoft.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased for the three and nine months ended September 30, 2021 primarily due to higher salaries and related benefits and other costs related to product development.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. During the second quarter of 2021 this line-item also included a $1.6 million gain on extinguishment of debt related to the forgiveness of our loan under the Paycheck Protection Program. See Footnote 11 – Paycheck Protection Program Loan for additional information.

Income taxes

Income taxes were not recorded for the quarterly periods ended September 30, 2021 and September 30, 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had $41.4 million of cash, cash equivalents, and restricted cash. During the nine month period ended September 30, 2021, we received net cash proceeds of $31.9 million from the sale of our common stock. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at September 30, 2021.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $3.2 million for the nine months ended September 30, 2021, which included our net loss increased by a net non-cash adjustment of $0.6 million and changes to our operating assets and liabilities of $1.2 million. The non-cash adjustment included a $1.6 million gain on the extinguishment of our PPP loan that was partially offset by stock-based compensation and depreciation and amortization add-backs of approximately $1.0 million. The changes to our operating assets and liabilities primarily included $0.8 million in deferred revenue, reflecting payments made to us during the nine months ended September 30, 2021 in advance of our performance, and $0.5 million in accounts payable and accrued expenses, reflecting our use of cash for operating expenses.

Cash Flows from Investing Activities

Investing activities used cash of approximately $0.4 million for the nine months ended September 30, 2021. The cash used relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $32.0 million for the nine months ended September 30, 2021. This cash is related primarily to the sale of our common stock during April and July 2021, in addition to employee stock options exercised throughout 2021. See Note 7 - Shareholders’ Equity for more information about the sale of our common stock.

Cash Commitments

Our future or potential cash commitments relate to minimum rents payable under operating leases, which total $80,000 for the remainder of 2021, $0.3 million in 2022, $0.3 million in 2023, $0.3 million in 2024, $0.3 million in 2025, and $0.4 million thereafter.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, other than as listed below.

If we are unable to attract, hire, and retain employees with the skills and experience required by our business, our ability to compete may be harmed.

Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers and other technical staff. Recently, that competition has surpassed even historical norms and the fight for talent has expanded beyond technical roles and into virtually all areas of our company. The loss to competitors of any of our executive officers or other key employees, or the inability to hire, train, retain, motivate, and manage qualified personnel, could harm our business. Recruiting efforts, particularly for senior employees or employees with specialized skills, may be time-consuming, which may delay the execution of our plans. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees who do depart could hinder our strategic planning and execution. If we are not successful in managing these risks, our business, financial condition, and operating results may be harmed.

Our customers face manufacturing and supply chain risks that could reduce demand for our products, harming our financial condition, operating results, and prospects.

Our customers purchase software products from us that are incorporated with other components into finished goods for sale into their own markets. They rely on a variety of third-party suppliers, contract manufacturers and service providers to provide raw materials, parts and sub-systems. Recent global shortages in energy, raw materials, and labor have harmed our customers' ability to acquire the necessary components for their products, which have in turn caused them to delay or cancel some of their orders with us. If our customers experience ongoing supply shortages and price increases driven by raw material shortages, part availability, manufacturing capacity, labor shortages, industry allocations, tariffs, trade barriers, natural disasters, and/or pandemics (including COVID-19), their buying patterns and volumes may continue to be volatile. As a result, our revenue, overall financial condition, and operating results could be harmed.

Item 6.	Exhibits

(b) Exhibits
		Filed or	Incorporated by Reference
Exhibit		Furnished
Number	Description	Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	August 17, 1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	August 7, 2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	October 11, 2005	3.1		000-27687
3.2	Amended and Restated Bylaws, effective August 6, 2020		8-K	August 10, 2020	3.1		000-27687
10.1	Side Letter, dated July 6, 2021 between Bsquare Corporation and B. Riley Securities, Inc.		8-K	July 7, 2021	10.1		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSQUARE CORPORATION (Registrant)

Date: November 10, 2021	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory)