Form 10-K
period 2021-12-31
BSQUARE CORP /WA
filed 2022-03-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021 was approximately $48.0 million and was determined using the closing price of our common stock on that same date per the NASDAQ Stock Market ($4.77). The number of shares of common stock outstanding as of February 28, 2022: 20,428,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on this Form 10-K (“Form 10-K”) are not purely historical statements, discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

1)	risks associated with the operation of our business generally, including:
a)	customer demand for our services and solutions;
b)	maintaining a balance of our supply of skills and resources with customer demand;
c)	effectively competing in a highly competitive market;
d)	the impact of the COVID-19 pandemic and future variants of the virus on us, our customers, and the global business environment;
e)	protecting our customers’ and our data and information;
f)	risks from international operations including fluctuations in exchange rates;
g)	obtaining favorable pricing to reflect services provided;
h)	adapting to changes in technologies and offerings;
i)	risk of loss of one or more significant software vendors;
j)	making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
k)	maintaining effective internal controls; and
l)	changes to tax levels, audits, investigations, tax laws or their interpretation;
2)	the impact of the general economy and economic and political uncertainty on our business;
3)	risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
4)	risks associated with managing growth organically and through acquisitions;
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

Overview

Bsquare develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

Since our founding in 1994, Bsquare has helped embedded device manufacturers (“Original Equipment Manufacturers” or “OEMs”) design and build cost-effective products. For most of our history, we operated at the intersection of hardware and software, helping our customers select, develop, and configure system software for a variety of purpose-built devices, from mobile computing to point-of-sale systems to healthcare equipment to hospitality, gaming, and more. Our expertise in hardware, device configuration, and operating systems became essential to our customers’ design cycles and purchasing decisions. As our customers deployed ever-larger fleets of devices, our understanding of the requirements for large-scale device operations increased.

More recently, our expertise and business prospects have shifted to cloud-connected devices that have been connected to create intelligent systems. This shift coincides with the overall growth of IoT technologies and with our customers’ recognition that connected intelligent devices create significant business opportunities. Device makers have increasingly specified their products not only to be connection-ready, but also to be enhanced by the breadth and depth of functionality that connection creates. We have taken to market a valuable and expanding portfolio of products and services that meet the needs of connected device makers. This portfolio captures our experience and our expertise can enable our customers to be more productive, flexible, and financially successful. And, in turn, our customers can then help make people and organizations more productive, improve quality of life, and reduce demands on the limited resources of our planet.

Embedded Operating System Software and Services

Customers frequently engage us because of our technical expertise in device operating system (“OS”) image development and configuration, device software development and testing, and our experience in embedded and mobile systems design. Our long and successful history as a Microsoft Corporation (“Microsoft”) embedded OS distribution and technology partner is a source of many customer opportunities and a pillar of our reputation in the IoT ecosystem. We believe working with Bsquare engineers can result in shorter development cycles, faster time-to-market, lower overall development costs, and a more robust product. Our software and configuration services are designed to help ensure that our customers’ devices are secure, updateable, and operable as part of a connected IoT system. A decade ago, our customers typically built devices on a single OS. Today, they increasingly have a multi-OS product strategy. Accordingly, we believe that the need for our embedded OS expertise and services is expanding and accelerating. We recognize revenue and cost of sales for this segment of our business under the name “Partner Solutions”.

Our target market for OS software and services includes makers of connected, intelligent devices such as point-of-sale terminals, kiosks, tablets and handheld data collection devices, smart vending machines, ATMs, essential equipment in buildings and facilities environments, digital signs, and in-vehicle telematics and entertainment devices. These devices work on a variety of operating systems, including the most common: Windows IoT, Android, and Linux. They are deployed in various cloud environments, such as Microsoft Azure, Amazon Web Services (“AWS”), or Google Cloud, and are typically connected to a network via a wired or wireless connection. Our customers for these smart devices include world-class OEMs, original design manufacturers (“ODMs”), silicon vendors, and peripheral vendors.

IoT Operations Services and Software

Our customers’ devices are frequently components of complicated operating networks, creating new requirements for updating, maintaining, and evolving the capabilities of devices in the fleet. Once configured and deployed, this device fleet then becomes part of an operational environment that requires long-term attention to the challenges of IoT operations. These demands have created operational burdens that are difficult to meet through traditional technologies and support models. For that reason, our customers are increasingly relying on Bsquare’s extensive experience developing, deploying, and operating large IoT systems at scale. Our experience using Microsoft Azure and AWS cloud services is an asset we believe to be seldom found inside a customer’s technology team. Outsourcing fleet management and 24/7 operations services to Bsquare can result in lower system development costs, greater security, better maintainability, lower operating costs, and improved return on investment (“ROI”) for a customer’s IoT system. We have built and now operate 24/7 mission critical IoT systems for customers of varying size and complexity, and we believe the software and processes we have used to do so may be a sustainable competitive advantage and a potential opportunity for new revenue. We recognize revenue and cost of sales for this segment of our business under the name “Edge to Cloud”.

Our target market for our IoT operations service and software includes our OS and software OEM customers as well as companies that purchase from those OEMs and operate their devices as a fleet. This market represents business and industrial segments in a wide range of vertical markets such as retail, point of sale, medical equipment, gaming, buildings and facilities management, manufacturing, robotics, autonomous vehicles, utility management, and transportation. The IoT market continues to evolve as companies understand the possibilities and economics of IoT technology and operations. Increasingly, customers are realizing that IoT operations are not core competencies of their business and that outsourcing operations can lower costs, reduce downtime, and mitigate the reputational risk of security and operational failures.

Bsquare Solutions Portfolio

We provide a suite of software, tools, and services to our customers that are packaged based on technical and business requirements that includes:

Embedded OS and System Software Sales and Support

We resell Windows IoT, Windows Embedded, and Windows Server IoT software as well as system utility software for Adobe and McAfee. We provide license compliance services, technical support, and manufacturing support. See Software Distribution and Relationship with Microsoft, below, for additional details about our Embedded OS and System Software products.

OS Configuration and Device Hardening Services

We create for customers a manufacturable image for a specific version of OS software (Windows IoT, Linux, and Android) based on the unique requirements of the hardware and the intended operating environment. In the fourth quarter of 2021, we announced a suite of services for making connected devices, secure, recoverable, upgradable, and updatable. This packaged offering analyzes and addresses the differences in security architectures across Windows, Linux, and Android operating systems, and implements our recommended practices for device hardening. We also tailor Device Hardening specifications based on a customer's operating system, hardware configuration, application software, security policies, and operating environment.

Device Management Solutions

In the fourth quarter of 2021, we announced early availability of SquareOne, a software as a service (“SaaS”) product. SquareOne captures workflows to be stored and managed centrally and deployed as needed for the purposes of secure remote device management. The product supports devices running Windows, Linux, and Android operating systems. The technology is a step-change in the way devices are connected and managed. The solution unlocks the data and telemetry on devices to provide secure, accurate, and reliable intelligence. SquareOne registers and maps embedded devices to provide heartbeat monitoring, telemetry analysis, content updates, and preventative maintenance routines, which helps connected device fleets to become simultaneously secure, intelligent, and efficiently managed.

IoT and Fleet Transition Services

Our professional services help transition a collection of devices to a specific OS and software configuration in preparation for management and operations as part of an intelligent system. We work with customers to understand and bring together multiple versions of OS software and hardware, connectivity, security, personnel, operating hours, and other factors that could affect previously deployed equipment. Bsquare also offers software utilities and professional services to migrate a fleet of devices to 24/7 IoT operations, allowing individual device and system performance to be managed centrally and integrated into existing business systems.

24/7 IoT Operations

Our outsourced IoT operations services include 24/7 infrastructure monitoring, automated issue escalation, incident response and troubleshooting, management protocols, uptime and service level reporting, and cloud instance management. We also offer related data engineering services to assist customers with the development and implementation of IoT systems and data-driven operations, including machine learning and predictive analytics that allow IoT systems to operate as an intelligent system.

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

Despite competition from these larger organizations, we have retained a loyal customer base, largely due to our technical support and business services. We are known as the company that can manage difficult problems at the intersection of hardware and software.  Our competitors have directed customers to us to resolve issues and Microsoft’s OS team regularly seeks our guidance on customer technical challenges. Further, as a software-only company with multi-OS experience, we have always offered customers independence from OS or hardware biases.

Our history provides us with a unique position in the market. Our legacy OS distribution, our reputation as a technology provider, and our recent experience building and operating significant IoT systems sets us apart. These factors enable and enhance the market credibility of our claims of expertise, experience, and insight. As our customers evaluate products and services for purchasing decisions, we believe that they are and will remain more likely to buy from a company that has the history and experience to meet their requirements and provide a long-term operational perspective.

Our product portfolio is composed of solutions that are highly complementary across our customers’ product lifecycles. Supplying a customer with Device Hardening and OS licensing put us in a unique position to sell SquareOne. Similarly, if a customer selects our SquareOne product, the first implementation consideration is the configuration of the software on the devices, creating an opportunity for our Device Hardening solution and operating system license sales.

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

Sales and Marketing

We market our products and services utilizing a direct sales model. We have sales personnel in the United States and in the United Kingdom. Historically, we have not made significant use of resellers, channel partners, representative agents, or other indirect channels. Key elements of our sales and marketing strategy include direct marketing, digital marketing, content marketing, trade shows, event marketing, public relations, analyst relations, social media properties, customer and strategic alliance partner co-marketing programs, and a comprehensive website.

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

Our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows IoT operating systems is currently restricted to North America. As a result, the majority of our revenue continues to be generated from North America. Revenue generated from customers located outside of North America was approximately 14% of total revenue in both 2021 and 2020.

Human Capital

We had a total employee headcount of 53 on December 31, 2021, with 33 people located in North America and 20 in the United Kingdom. As compared to December 31, 2020, our total employee headcount was smaller by seven.

In response to ongoing orders by local governments to “stay at home,” “shelter-in-place” and similar actions intended to reduce the spread of COVID-19, we closed our offices in Trowbridge in the United Kingdom and stopped all non-essential activities in our Seattle, Washington office. Bsquare’s operations are, at the time of this filing, largely virtual. We will continue to monitor local regulations and may adjust our policies and work-from-home mandates and conditions as requirements change.

In the second quarter of 2020, we moved our corporate headquarters from Bellevue, Washington, to Seattle, Washington. From the outset, we conceived of our new location as a collaboration space and its design was based on a review of how and where we collaborate, our teams’ commuting patterns, facilities costs, and our long-term space requirements. With our engineering team in the UK and customers all over the globe, collaborating over long distances and time zones was an operating imperative. We purchased and deployed technologies that enabled and enhanced remote work and as early as the fourth quarter of 2019 asked our team members to begin to consider how they could begin to work more often from remote locations. This planning work allowed us to move seamlessly to virtual operations when the COVID-19 pandemic arrived. While the new Seattle facility remained largely unoccupied throughout 2021, we believe it will serve us well and we look forward to hosting visitors when it is safe again.

Diversity and Inclusion

We operate a standing Anti-racism and Inclusion Task Force to help us reckon with the ways in which our company and the technology industry at large have contributed to systemic racism and the marginalization of underrepresented and underserved groups in both the US and the UK. In this area, we favor action over performative speech. We are expanding our recruiting outreach to find candidates from communities currently underrepresented in technology companies and are renewing our commitment to inclusive hiring practices. We are particularly interested in building a team composed of people who have made diversity, equity, and inclusion in the workplace a central part of their professional journey. We are also holding our partners accountable to their own actions in pursuit of racial equity, and we are offering every employee a day of Community Engagement Leave to vote, volunteer in their community, or participate in other civic activities.

Compensation and Benefits

We strive to provide market-competitive compensation and benefits that attract and retain employees whose values align with our mission and goals. Our compensation packages include combinations of competitive base pay, sales commissions, performance based short-term incentives, health care, retirement benefits, paid time off and family leave. In addition, we offer employees the benefit of equity ownership in the Company through stock option grants. We also provide access to a variety of health and wellness resources.

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

Throughout 2021, we continued to update our product strategy to bring to market technologies and related services that build on our history of helping our customers deploy and operate intelligent devices. While we will continue to meet customer commitments previously made, we are developing new products and services that may expand our opportunities in the IoT market. The attractiveness of these new offerings remains uncertain, as does the size of the investment required to bring them to fruition. Our strategy to focus on the IoT market is subject to a number of additional risks and the occurrence of any of them could harm our business:

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

The competition in the growing market for IoT-related software and engineering services is significant. Further, we anticipate that we will encounter and attract competitive attention from a number of new software and service providers as we continue to focus on this market in 2021 and beyond, and as we expand our IoT-related service offerings. We currently face, or expect to face, competition from the following:

•

Our current and potential customers’ internal engineering and research and development departments, which may seek to provide their own IoT services and/or develop their own software solutions which could compete with our IoT-related service offerings and products;

•	Microsoft Windows IoT and Windows Mobile operating system distributors such as Advantech Co, Arrow Electronics, Inc., Avnet, Inc. and Dell Computer, Inc.;
•	Cloud IoT providers such as AWS and Microsoft Azure. Although we are closely partnered with AWS and Microsoft, there are elements of their solutions with which we compete directly;
•	Mid-sized companies engaged in business transitions similar to our own, including TTTech Industrial North America, Inc. and PTC Inc.; and
•	Startups funded to enter the IoT market, including Esper, Particle Industries, Inc., Ayla Networks, and SecuriThings.

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

The unprecedented nature of the COVID-19 pandemic creates ongoing uncertainty for Bsquare and our customers, and for the overall global business environment.

As the scope and impact of the COVID-19 pandemic continue to evolve, a number of potential risks to our business may emerge and many affected our business and our financial results in 2021. We may face ongoing challenges selling or delivering our software and services, as our employees and many of those of our customers are still working from home, may be unable to attend company and industry events, and often face restrictions on travel and in-person meetings. Closures of manufacturing facilities and warehouses, or staffing shortages, continue to disrupt supply and distribution chains. Our customers could continue to experience a slow-down in demand for their products, decreased budgets, or delayed business initiatives, further reducing the need for our software and services. If our customers’ global supply chains are disrupted because of COVID-19, they may not be able to meet demands for their end-product and they may reduce or eliminate their purchases from us for an uncertain period of time, if not permanently. Our customers may be slow to collect from their customers or otherwise face liquidity problems, which may cause delays in satisfaction of their financial obligations to us. Some of our customers may be forced to reduce their workforce through layoffs or furloughs, to cease operations temporarily, or, in extreme cases, declare bankruptcy. In those situations, disruptions to our business could range from a loss of key customer relationships to an inability to timely collect potentially significant receivables.

We have experienced a reduction in sales in our Partner Solutions segment since the second quarter of 2020, which we believe is primarily the result of the pandemic. The adverse effects of the COVID-19 pandemic on our financial results may continue for an unknown time. The extent, depth, and duration of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including new variants of the coronavirus that causes COVID-19 and the speed with which vaccines are manufactured, distributed, delivered, and accepted by the populace. Specifically, our customers’ demand for our products is uncertain and is likely affected by disruptions in their component supply chains, their own sales cycles, their industry verticals, their ability to sell through traditional distribution channels, their ability to convene or attend employee or industry events, or other factors created and made persistent by the uncertain COVID-19 environment. The decline in Partner Solutions revenue experienced in 2021 suggests the effect of these disruptions can be significant. The lingering economic effects of COVID-19, even after resolution of the immediate public health crisis, may result in adverse conditions for our business that may impact our financial condition or results.

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

Our software license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability, infringement, and other legal claims. However, it is possible that these provisions may be ineffective under the laws of certain jurisdictions or that our customers may not agree to these limitations. Although we have not experienced any product liability or infringement claims to date, as our business focus continues to transition to the sale of our own proprietary products, the sale and support of our products and services may be subject to such claims in the future. There is a risk that any such claims or liabilities may exceed, or fall outside, the scope of our insurance coverage, and we may be unable to obtain adequate liability insurance in the future. A product liability, infringement or other legal claim brought against us, whether successful or not, could negatively impact our business and operating results.

Our common stock has experienced and may continue to experience price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies and the market price of our common stock may therefore frequently change as a result. For example, during the year ended December 31, 2020, the high and low closing prices of our common stock were $1.83 and $0.93 per share, respectively, but in February 2021 our stock price reached an intraday high of $11.83 per share. Our stock price has at times appeared to be disassociated with our financial condition or results of operations. In addition, the market price of our common stock has fluctuated and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations (including as a result of fluctuations in our revenue recognition), our ability to execute on our current growth strategy in a timely fashion, announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, developments in the IoT market, changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. Possible exogenous incidents and trends may also impact capital markets and our own common stock prices, including but not limited to foreign and cross border altercations, political unrest, cyberterrorism on a global scale, and increasingly disruptive weather systems.

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

In 2021, the securities of several companies experienced significant and extreme volatility in stock price due to short sellers of shares of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

We may issue up to $25.0 million of common stock from time to time pursuant to a prospectus supplement dated July 2, 2021 relating to the offering of up to $25.0 million in shares under the At-Market Issuance Sales Agreement between us and B. Riley Securities, Inc. (the “Sales Agent”) (the “Current Offering”). The issuance from time to time of shares in the Current Offering, as well as the possibility that we may issue shares in future offerings, could have the effect of depressing the market price, or increasing the market price volatility, of our common stock. The number of shares we may sell, and any resulting impact on market price or volatility, is highly uncertain because we have the broad discretion regarding the number of shares we instruct the Sales Agent to sell, the market price of the common stock during the sales period, the limits we set with the Sales Agent in any applicable placement notice, and the demand for our common stock during the sales period. It is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with those sales.

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

Throughout 2021, we continued our efforts to reduce unnecessary or excessive costs, with particular emphasis on personnel costs, in order to better align our organizational structure with our strategic focus. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We may not realize the anticipated benefits under our restructuring plans, which could result in additional restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

The efforts to improve our cost structure and business outlook could result in the departure of key personnel or in costly employment-related litigation. Such outcomes would adversely affect our business and financial results.

In many areas, we now operate with single and primary points of function and expertise for some positions.  Ongoing organizational adjustments, combined with the tight labor market, could cause the sudden departure of key individuals, which could in turn have a detrimental effect on our ability to innovate rapidly and serve our customers. Further, because the market for technology employment remains highly competitive, filling key vacancies may extend these negative effects. Further, employees who have had or who may have in the future their employment relationship terminated, or who are simply disgruntled with the direction of the company’s strategy may decide to pursue litigation against us or may choose to disparage us in social media. These activities could damage our reputation, divert our attention from operating our business, and otherwise cause our business to suffer.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated approximately 14% of our total revenue in both 2021 and 2020. We currently have operations outside of North America and in the United Kingdom (“U.K.”). Our international activities and operations expose us to a number of risks, including the following:

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
•

The inherent risks of working in a certain highly regulated and/or controlled economies where relationships between company management and government officials is critical to timely processing of approvals required to conduct business; and

•

On January 31, 2020, the U.K. exited the E.U., commonly referred to as “Brexit”. As the long-term implications of Brexit become clear, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, which could adversely impact our operations and business in both the U.K. and the E.U.

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

We did not generate taxable income in 2021 or 2020 and, as a result, we were unable to use our net operating loss and tax credit carryforwards with respect to such tax years. In addition, Sections 382 and 383 of the Internal Revenue Code restrict the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change, as defined by Section 382, has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

If we are unable to attract, hire, and retain employees with the skills and experience required by our business, our ability to compete may be harmed.

Competition for qualified personnel in the technology industry has historically been intense, particularly for software engineers and other technical staff. Recently, that competition has surpassed even historical norms and the fight for talent has expanded beyond technical roles and into virtually all areas of our company. The loss to competitors of any of our key employees, or the inability to hire, train, retain, motivate, and manage qualified personnel, could harm our business. Recruiting efforts, particularly for senior employees or employees with specialized skills, may be time-consuming, which may delay the execution of our plans. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees who do depart could hinder our strategic planning and execution. If we are not successful in managing these risks, our business, financial condition, and operating results may be harmed.

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

Further, Microsoft currently offers a rebate program in conjunction with our resale activities in which we earn money for achieving certain predefined objectives. If Microsoft changes the way that rebates are earned by eliminating or negatively modifying the rebate program, our gross profit and operating results would be adversely impacted. If we are unable to meet rebate criteria, or if the rebate criteria is modified, we may not be able to sustain the financial benefits of the rebate program and our operating results could be harmed.

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

During the second quarter of 2020, we completed a move of our corporate headquarters from the prior location in Bellevue, Washington to a 6,780 square-foot facility in downtown Seattle, Washington. As of December 31, 2021, we have consolidated almost all our operations into that single location. The lease term on the Seattle facility ends in July 2027.

We also lease 8,217 square feet of office space in Trowbridge, England, U.K. for use by the team of engineers and sales and marketing personnel operating from that location. In the fourth quarter of 2020, we renewed the lease for that facility for a 10-year term with substantially the same terms as the now-terminated lease. We have an option to cancel the second half of the lease term (5 years).

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

Holders

As of February 28, 2022, there were 108 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Bsquare develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

Since our founding in 1994, Bsquare has helped embedded device manufacturers (“Original Equipment Manufacturers” or “OEMs”) design and build cost-effective products. For most of our history, we operated at the intersection of hardware and software, helping our customers select, develop, and configure system software for a variety of purpose-built devices, from mobile computing to point-of-sale systems to healthcare equipment to hospitality, gaming, and more. Our expertise in hardware, device configuration, and operating systems became essential to our customers’ design cycles and purchasing decisions. As our customers deployed ever-larger fleets of devices, our understanding of the requirements for large-scale device operations increased.

More recently, our expertise and business prospects have shifted to cloud-connected devices that have been connected to create intelligent systems. This shift coincides with the overall growth of IoT technologies and with our customers’ recognition that connected intelligent devices create significant business opportunities. Device makers have increasingly specified their products not only to be connection-ready, but also to be enhanced by the breadth and depth of functionality that connection creates. We have taken to market a valuable and expanding portfolio of products and services that meet the needs of connected device makers. This portfolio captures our experience and our expertise can enable our customers to be more productive, flexible, and financially successful. And, in turn, our customers can then help make people and organizations more productive, improve quality of life, and reduce demands on the limited resources of our planet.

2021 Key Highlights

The COVID-19 pandemic, including its impact on the microchip supply chain, continued to affect our customer ordering patterns and caused ongoing disruptions and revenue variability in 2021, particularly in the Partner Solutions segment. After experiencing year-over-year revenue increases in the second and third quarters of 2021, fourth quarter 2021 revenue decreased $1 million or 11% from the fourth quarter of 2020. Full year 2021 revenue reflected a $7 million or 14% decrease from 2020. We believe our Partner Solutions revenue was also affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a clear upgrade path for efficient, effective, and secure IoT operations.

In 2021, our Edge to Cloud segment revenue reflected a strategic and intentional shift away from many smaller customers to a few key customers, all operating in the IoT space. While this shift was the primary driver of the year-over-year decrease in revenue, we believe the experience we gained serving our large IoT customers has positioned us to improve our IoT software and services in 2022 and beyond. We plan to leverage this expertise both to expand existing customer relationships and to attract new customers to our offerings.

Our work in 2019 and 2020 to right-size our operating expense structure was evident in 2021 as our selling, general and administrative expenses were $1.3 million less than selling, general and administrative expenses in 2020. We anticipate increasing our marketing spend during 2022 as we support the launch of new products and build brand awareness.

Throughout 2021, we invested in the development of new product offerings for our customers, two of which we announced in the fourth quarter of 2021: SquareOne, a secure device management solution and Device Hardening, a solution ensuring appropriate OS configuration. In 2021, our product development investment totaled over $1.7 million, of which $0.4 million was capitalized as internally developed software and the remainder is captured on the income statement as research and development expense.

Our cash, cash equivalents, and restricted cash increased by $27.1 million during 2021. This increase in cash was driven by the receipt of net proceeds of $31.9 million from the sale of our common stock. This increase was partially offset by the use of cash for R&D investment, operational shortfalls (primarily soft Partner Solutions revenue) and variations in working capital items.

Cash will be invested strategically to grow our business and enhance our value proposition to customers.

Critical Accounting Estimates

Revenue recognition

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment. For example, for arrangements that have multiple performance obligations, we must exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time.

We have not made any changes to the significant estimates utilized to determine the total transaction price and stand-alone selling prices at contract inception. Our customer contracts that involve perpetual licenses are less sensitive to changes in estimates than contracts involving SaaS as those arrangements require us to estimate customer usage. Changes to our customer usage estimates could have a material impact on the total transaction price.

In addition, we exercise judgment in certain transactions when determining whether we should recognize revenue based on the gross amount billed to a customer (as a principal) or the net amount retained (as an agent). These judgments are based on our determination of whether or not we control the service before it is transferred to the customer.

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

	Year Ended December 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$40,367	$47,144	$(6,777)	(14)%
Cost of revenue	34,952	39,418	(4,466)	(11)%
Gross profit	5,415	7,726	(2,311)	(30)%
Operating expenses	9,307	9,580	(273)	(3)%
Loss from operations	(3,892)	(1,854)	(2,038)	(110)%
Other income, net	1,650	(35)	1,685	4813%
Loss before income taxes	(2,242)	(1,889)	(353)	(19)%
Income tax expense	—	—	—	0%
Net loss	$(2,242)	$(1,889)	$(353)	(19)%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue decreased in 2021 compared to 2020, due to decreased sales in our Partner Solutions segment, primarily in North America and Europe, as well as decreased revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Year Ended December 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Revenue:
Partner Solutions	$36,516	$42,257	$(5,741)	(14)%
Edge to Cloud	3,851	4,887	(1,036)	(21)%
Total revenue	$40,367	$47,144	$(6,777)	(14)%
As a percentage of total revenue:
Partner Solutions	90%	90%
Edge to Cloud	10%	10%

Partner Solutions revenue

Partner solutions revenue decreased $5.7 million (or 14%) in 2021 compared to 2020. We believe customer demand for embedded operating systems was adversely impacted by the economic downturn and related uncertainty stemming from the global COVID-19 pandemic. We have some moderate customer concentration in industries particularly impacted by COVID-19, such as casino gaming, hospitality, and point-of-sale systems.

Edge to Cloud revenue

Edge to Cloud revenue decreased $1.0 million (or 21%) in 2021 compared to 2020, primarily due to a decrease in professional services revenue driven primarily by purchasing delays from one of our large customers. In addition, our relationships with some smaller customers concluded and we have strategically shifted our focus to larger customers and product development opportunities.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft's distributor incentive program. Cost of revenue for Edge to Cloud revenue consists primarily of salaries, benefits, rebillable expenses, and amortization of certain intangible assets related to acquisitions.

Gross profit and gross margin were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change (1)
Partner Solutions gross profit	$5,038	$7,086	$(2,048)	(29)%
Partner Solutions gross margin	14%	17%	—	(3.0)
Edge to Cloud gross profit	$377	$640	$(263)	(41)%
Edge to Cloud gross margin	10%	13%	—	(3.0)
Total gross profit	$5,415	$7,726	$(2,311)	(30)%
Total gross margin	13%	16%	—	(3.0)
(1) For gross margin, amounts represent percentage point change.

Partner Solutions gross profit and gross margin

The year-over-year decline in Partner Solutions gross profit was driven by lower third-party software sales and gross margin rate deterioration due to a decrease in Microsoft rebates and a change in the mix of customer types and in products sold.

Partner Solutions gross profit is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate a portion of the incentive earnings to reduce cost of revenue with the remaining portion utilized to offset qualified marketing expenses during the period in which expenditures are approved. During the first half of 2020, we allocated 20% of rebates to reduce cost of sales and 80% to marketing expenses. In the second half of 2020, we began allocating the rebates 50/50 which continued throughout 2021. See Footnote 13 – Significant Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

The year-over-year decrease in Edge to Cloud gross profit was driven by a decrease in revenue partially offset by a decrease in cost of revenue resulting from the conclusion of one-time customer investments.

Operating expenses

Operating expenses were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2021	2020	$ Change	% Change
Operating expenses:
Selling, general and administrative	$8,003	$9,314	$(1,311)	(14)%
Research and development	1,304	266	1,038	390%
Total operating expenses	$9,307	$9,580	$(273)	(3)%
As a percentage of total revenue:
Selling, general and administrative	20%	20%
Research and development	3%	1%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (such as consulting, legal, audit and tax). SG&A expenses decreased in 2021 compared to 2020 due to lower salaries and related benefits resulting from prior period restructuring efforts, partially offset by a reduction in the amount of Microsoft rebates recognized as a marketing contra expense.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and contractor and consultant costs. R&D expenses increased in 2021 compared to 2020, primarily due to higher salaries and related benefits and other costs related to product development.

Other income (loss), net

Other income and loss typically consist primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. During the second quarter of 2021, we recorded on the statement of operations for the year ended December 31, 2021, a $1.6 million gain on the extinguishment of debt related to the forgiveness of our Paycheck Protection Program loan. See Footnote 14 – Paycheck Protection Program Loan for additional information.

Income taxes

Income tax expense was not recorded in either 2021 or 2020.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $40.1 million of cash, cash equivalents and restricted cash, compared to $13.0 million at December 31, 2020, reflecting a net increase of approximately $27.1 million. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at December 31, 2021 or December 31, 2020.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash flows from operating activities

Operating activities used cash of approximately $4.4 million during the year ended December 31, 2021. The cash use was primarily driven by a net loss, adjusted for non-cash items, of $2.7 million, a decrease in deferred revenue of $1.0 million, and changes in working capital of $0.7 million.

Cash flows from investing activities

Investing activities used cash of $0.5 million during the year ended December 31, 2021. The cash use related primarily to property and equipment additions in the form of internally developed software.

Cash flows from financing activities

Financing activities provided cash of $32.0 million during the year ended December 31, 2021. This cash is related primarily to the sale of our common stock, in addition to employee stock options exercised throughout 2021.  See Footnote 11 – Shareholders’ Equity for more information about the sale of our common stock.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases, see Footnote 9 – Leases for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers, and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, and cash generated from operations. We believe that our existing cash and cash equivalents are sufficient to meet our cash requirements for the foreseeable future.

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

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bsquare Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Bsquare Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Edge to Cloud Revenue Recognition

As described in Notes 1 and 2 to the consolidated financial statements, the Edge to Cloud revenue stream comprises multiple performance obligations, and generally include professional services, a perpetual or term license, and support and maintenance. Due to the multiple element nature of the Company’s contracts, appropriate revenue recognition requires the Company to exercise significant judgment in the following areas:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus combined, such as software licenses and related services.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration and material right).

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment. These were the principal considerations that led us to determine that the matter was a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer agreements and performed the following substantive audit procedures:
o	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the original agreement or contract modification.
o	Analyzed the contract to determine if arrangement terms that may have an impact on revenue recognition were identified and properly considered in the evaluation of the accounting for the contract.
o	Tested management's identification of distinct performance obligations by evaluating whether the underlying software licenses and services were highly interdependent and interrelated.
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

March 10, 2022

We have served as the Company’s auditor since 2006.

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$39,529	$12,623
Restricted cash	557	337
Accounts receivable, net of allowance for doubtful accounts of $50 and $50 at December 31, 2021 and December 31, 2020, respectively	4,914	6,177
Prepaid expenses and other current assets	364	409
Contract assets	46	456
Total current assets	45,410	20,002
Property and equipment, net of accumulated depreciation	726	322
Deferred tax assets	—	7
Intangible assets, net of accumulated amortization	—	71
Right-of-use lease assets, net	1,598	1,853
Other non-current assets	24	27
Total assets	$47,758	$22,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$4,628	$6,458
Accounts payable	426	489
Paycheck Protection Program loan	—	950
Accrued compensation	502	717
Other accrued expenses	219	216
Deferred revenue	944	2,088
Operating leases	357	344
Total current liabilities	7,076	11,262
Deferred revenue, long-term	194	28
Operating leases, long-term	1,363	1,630
Paycheck Protection Program loan, long-term	—	634
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 20,374,406 and 13,235,038 issued and outstanding on December 31, 2021 and December 31, 2020, respectively	172,397	139,726
Accumulated other comprehensive loss	(1,024)	(992)
Accumulated deficit	(132,248)	(130,006)
Total shareholders' equity	39,125	8,728
Total liabilities and shareholders' equity	$47,758	$22,282

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Partner Solutions	$36,516	$42,257
Edge to Cloud	3,851	4,887
Total revenue	40,367	47,144
Cost of revenue:
Partner Solutions	31,478	35,171
Edge to Cloud	3,474	4,247
Total cost of revenue	34,952	39,418
Gross profit	5,415	7,726
Operating expenses:
Selling, general and administrative	8,003	9,314
Research and development	1,304	266
Total operating expenses	9,307	9,580
Loss from operations	(3,892)	(1,854)
Other income (loss), net	1,650	(35)
Loss before income taxes	(2,242)	(1,889)
Income taxes	—	—
Net loss	$(2,242)	$(1,889)
Basic loss per share	$(0.13)	$(0.14)
Diluted loss per share	$(0.13)	$(0.14)
Shares used in per share calculations:
Basic	16,640	13,139
Diluted	16,640	13,139
Comprehensive loss:
Net loss	$(2,242)	$(1,889)
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(39)	26
Unrealized gain on investments, net of tax	—	7
Total other comprehensive (loss) income	(39)	33
Comprehensive loss	$(2,281)	$(1,856)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	—	13,042,293	$138,877	$(987)	$(128,117)	$9,773
Exercise of stock options	—	—	192,745	(1)	—	—	(1)
Stock-based compensation, including issuance of restricted stock	—	—	—	812	—	—	812
Net loss	—	—	—	—	—	(1,889)	(1,889)
Foreign currency translation adjustment, net of tax	—	—	—	38	(12)	—	26
Unrealized gain on investments, net of tax	—	—	—	—	7	—	7
Balance as of December 31, 2020	—	—	13,235,038	139,726	(992)	(130,006)	8,728
Exercise of stock options	—	—	37,380	68	—	—	68
Vesting of restricted stock awards	—	—	199,311	—	—	—	—
Sale of common stock	—	—	6,902,677	31,936	—	—	31,936
Stock-based compensation, including issuance of restricted stock	—	—	—	674	—	—	674
Net loss	—	—	—	—	—	(2,242)	(2,242)
Foreign currency translation adjustment, net of tax	—	—	—	(7)	(32)	—	(39)
Balance as of December 31, 2021	—	—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,242)	$(1,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	633
Stock-based compensation	674	812
Gain on extinguishment of PPP loan	(1,584)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,263	3,038
Prepaid expenses and other assets	166	(6)
Contract assets	(46)	(189)
Third-party software fees payable	(1,830)	(766)
Accounts payable and accrued expenses	(275)	(293)
Operating leases	1	(9)
Deferred revenue	(978)	(269)
Net cash (used in) provided by operating activities	(4,366)	1,062
Cash flows from investing activities:
Additions to property and equipment	(474)	(274)
Proceeds from maturities of short-term investments	—	2,250
Net cash (used in) provided by investing activities	(474)	1,976
Cash flows from financing activities:
Proceeds from PPP note payable	—	1,584
Proceeds from sale of common stock, net of issuance fees	31,936	—
Proceeds from exercise of stock options	68	(1)
Net cash provided by financing activities	32,004	1,583
Effect of exchange rates on cash	(38)	27
Net increase in cash, restricted cash, and cash equivalents	27,126	4,648
Cash, restricted cash, and cash equivalents, beginning of year	12,960	8,312
Cash, restricted cash, and cash equivalents, end of year	$40,086	$12,960

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of business

Bsquare develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

Since our founding in 1994, Bsquare has helped embedded device manufacturers (“Original Equipment Manufacturers” or “OEMs”) design and build cost-effective products. For most of our history, we operated at the intersection of hardware and software, helping our customers select, develop, and configure system software for a variety of purpose-built devices, from mobile computing to point-of-sale systems to healthcare equipment to hospitality, gaming, and more. Our expertise in hardware, device configuration, and operating systems became essential to our customers’ design cycles and purchasing decisions. As our customers deployed ever-larger fleets of devices, our understanding of the requirements for large-scale device operations increased.

More recently, our expertise and business prospects have shifted to cloud-connected devices that have been connected to create intelligent systems. This shift coincides with the overall growth of IoT technologies and with our customers’ recognition that connected intelligent devices create significant business opportunities. Device makers have increasingly specified their products not only to be connection-ready, but also to be enhanced by the breadth and depth of functionality that connection creates. We have taken to market a valuable and expanding portfolio of products and services that meet the needs of connected device makers. This portfolio captures our experience and our expertise can enable our customers to be more productive, flexible, and financially successful. And, in turn, our customers can then help make people and organizations more productive, improve quality of life, and reduce demands on the limited resources of our planet.

Basis of consolidation

The consolidated financial statements include the accounts of Bsquare and our wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

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

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates related to contracts with customers, useful lives of property and equipment, fair value of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates. Actual results may differ from these estimates.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted per share amounts (in thousands):

	Year Ended December 31,
	2021	2020
Weighted average common shares outstanding, basic	16,640	13,139
Dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	16,640	13,139

Common stock equivalent shares of approximately 480,000 and 1,837,000 were excluded from the computation of diluted per share amounts for the years ended December 31, 2021 and 2020, respectively, because their effect was anti-dilutive.

Cash, cash equivalents and investments

We invest our excess cash primarily in one or more of the following: highly liquid debt instruments of U.S. government agencies and municipalities, debt instruments issued by foreign governments, corporate commercial paper, money market funds, and corporate debt securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months and not longer than 12 months as short-term investments.

Restricted cash

Restricted cash represents security on our corporate card credit lines.

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

Property and equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation of equipment and furniture using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives, generally seven years. We expense maintenance and repair costs as incurred. When assets are retired or otherwise disposed of, gains or losses are included in the consolidated statements of operations. When facts and circumstances indicate that the value of long-lived assets may be impaired, we perform an evaluation of recoverability comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations based on the difference between the carrying value of the asset and its fair value.

Leases

We lease office facilities, primarily under operating leases, which expire at various dates through 2027. These leases generally contain renewal options for a defined number of years at the then-fair market rental rate or rate stipulated in the lease agreement, which the Company has an option to exercise at the end of the initial lease term.

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

Third-party software fees payable

We record all royalties owed related to the sale of embedded operating system software, such as Microsoft Windows IoT and Windows Mobile operating systems, as third-party software fees payable.

Research and development

Research and development costs are expensed as incurred except as noted below under Internally developed software. Research and development costs include compensation and benefit costs for engineering and product development personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions, or upgrading and enhancing existing solutions, that do not qualify for capitalization.

Internally developed software

We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our SaaS solutions. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with, and devote time to, the project are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Capitalized software development costs are classified as property and equipment on our consolidated balance sheet. We capitalized $0.4 million and $0.2 million in 2021 and 2020, respectively.

Qualifying capitalized software development costs are amortized over the software asset’s estimated useful life. Amortization expense is classified as research and development on our consolidated statement of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2021 and 2020.

Advertising costs

All costs of advertising are expensed as incurred.  Advertising expense was approximately $375,000 and $112,000 in 2021 and 2020, respectively. A portion of these expenses are offset by rebates received from Microsoft. See Footnote 13 - Significant Concentrations for additional information.

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the requisite service period, net of estimated forfeitures. We estimate forfeitures of stock-based awards based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of performance stock units ("PSUs") is estimated at the grant date based on the fair value of each vesting tranche as calculated by a Monte Carlo simulation.

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

We apply judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2021, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

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

Foreign currency

The functional currency of our foreign subsidiary is their local currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included in other comprehensive loss and accumulated other comprehensive loss, a separate component of shareholders’ equity. The net gains and losses resulting from foreign currency transactions are recorded in the period incurred and were not significant for any of the periods presented.

Revenue recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Partner Solutions

We sell embedded operating system software licenses based upon a customer purchase order, shipping a Certificate of Authenticity ("COA") to satisfy this single performance obligation. These shipments are subject to limited return rights; historically, returns have been insignificant. In accordance with ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), we recognize revenue from these products at the time of shipment which is when the customer accepts control of the COA (point-in-time revenue recognition).

Edge to Cloud

We analyze each customer contract within the Edge to Cloud segment and determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customers; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contracts; and (v) recognition of revenue when (point-in-time), or as (over-time), we satisfy performance obligations.

2.	Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographical area:
North America	$31,226	$3,615	$34,841	$36,141	$4,198	$40,339
Europe	360	236	596	1,460	595	2,055
Asia	4,930	—	4,930	4,656	94	4,750
Total	$36,516	$3,851	$40,367	$42,257	$4,887	$47,144

For the years ended December 31, 2021 and 2020, $38.1 million and $43.7 million of revenue was recorded at a point-in-time, and $2.3 million and $3.4 million of revenue was recorded over-time, respectively.

Contract Balances

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. We had no asset impairment charges related to contract assets during 2021 or 2020. Contract liabilities, presented as deferred revenue on our consolidated balance sheet, include payments received in advance of performance under the contract and are recognized as revenue when performance obligations are satisfied.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2021	December 31, 2020
Receivables	$4,914	$6,177
Short-term contract assets	46	456
Long-term contract assets	—	—
Short-term contract liabilities (deferred revenue)	944	2,088
Long-term contract liabilities (deferred revenue)	194	28

Significant changes in the balances of contract assets and liabilities were as follows (in thousands):

	2021	2020
	Contract	Contract
	Assets	Assets
Transferred to receivables from contract assets outstanding at the beginning of the period	$—	$47

	2021	2020
	Contract	Contract
	Liabilities	Liabilities
Revenue recognized that was included in contract liabilities at the beginning of the period	$1,273	$1,633

Contract acquisition costs

We capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We capitalized contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $61,000 and $89,000 for fiscal year ended December 31, 2021 and December 31, 2020, respectively. There were no asset impairment charges for contract acquisition costs for the periods noted above.

Transaction Price Allocated To Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of December 31, 2021.

	2022	2023	2024	2025	2026	Thereafter
Edge to Cloud	$1,527	$452	$—	$—	$—	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the 'as-invoiced' practical expedient which permits revenue recognition upon invoicing.

3.	Cash and Investments

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$2,506	$6,509
Cash equivalents (see detail in Note 4)	37,023	6,114
Restricted cash	557	337
Total cash, cash equivalents and restricted cash as presented in the consolidated statement of cash flows	$40,086	$12,960

4.	Fair Value Measurements

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

We classify our cash equivalents and restricted cash within Level 1 because our cash equivalents are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2021
	Quoted Prices in
	Active Markets for	Direct or Indirect
	Identical Assets	Observable
	(Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$37,023	$—	$37,023
Total cash equivalents	37,023	—	37,023
Restricted cash:
Money market funds	557	—	557
Total assets measured at fair value	$37,580	$—	$37,580

	December 31, 2020
	Quoted Prices in
	Active Markets for	Direct or Indirect
	Identical Assets	Observable
	(Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$6,114	$—	$6,114
Total cash equivalents	6,114	—	6,114
Restricted cash:
Money market funds	337	—	337
Total assets measured at fair value	$6,451	$—	$6,451

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$691	$987
Office furniture and equipment	146	147
Leasehold improvements	187	187
Internally developed software	583	36
Total	1,607	1,357
Less: Accumulated depreciation and amortization	(881)	(1,035)
Property and equipment, net of accumulated depreciation	$726	$322

Depreciation and amortization expense related to these assets was $70,000 and $187,000 in 2021 and 2020, respectively.

6.	Intangible Assets

Intangible assets relate to customer relationships that we acquired from TestQuest, Inc. in November 2008 and from the acquisition of Bsquare EMEA, Ltd. in September 2011 and were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Customer relationships:
Balance as of December 31, 2021	$982	$(982)	$—
Balance as of December 31, 2020	982	(911)	71

Amortization expense was $71,000 and $98,000 for 2021 and 2020, respectively. As of September 30, 2021, the gross carrying amount of the intangible assets has been fully amortized.

7.	Other Income and Loss

Other income and loss consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Interest income	$34	$24
Other income (loss)	1,616	(59)
Total other income (loss)	$1,650	$(35)

8.	Income Taxes

Pre-tax loss consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
U.S.	$(820)	$(851)
Foreign	(1,422)	(1,038)
Total	$(2,242)	$(1,889)

Income tax expense consisted of the following (in thousands):

Year Ended December 31,
	2021	2020
Current taxes:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Current taxes	—	—
Deferred taxes:
Federal	—	—
State and local	—	—
Foreign	—	—
Deferred taxes	—	—
Total	$—	$—

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,230	$18,141
Research and development credit carryforwards	2,747	3,058
Stock-based compensation	382	449
Accrued expenses and reserves	58	137
Depreciation and amortization	—	38
Deferred revenue	107	253
Right of use liability	318	357
Other	7	23
Gross deferred tax assets	22,849	22,456
Less: valuation allowance	(22,544)	(22,121)
Net deferred tax assets	305	335

Deferred tax liabilities:
Depreciation and amortization	(16)	—
Right of use asset	(289)	(328)
Net deferred tax assets	$—	$7

Net deferred tax assets and liabilities were recorded as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets, non-current	$—	$7
Deferred tax liability, non-current	—	—
Net deferred tax assets	$—	$7

As of December 31, 2021, our deferred tax assets were primarily the result of U.S. net operating loss, research and development credit carryforwards and stock-based compensation expense. We have applied a full valuation allowance against the U.S. deferred tax assets in the U.S. and foreign jurisdictions.

We use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2021, we determined that we would maintain a full valuation allowance against our U.S. gross deferred tax assets.

The provision for income taxes differed from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as follows (in thousands, except percentages):

	Year Ended December 31,
	2021		2020
U.S. Federal tax benefit at statutory rates	$(471)	21.0%	$(397)	21.0%
Impact of:
Tax credits	—	—	109	(5.8)
State income tax	(83)	3.7	(53)	2.8
International operations	28	(1.3)	(6)	0.3
Stock-based compensation	93	(4.2)	317	(16.8)
Valuation allowance	429	(19.1)	(1,224)	64.8
Expiration of tax attributes	311	(13.9)	1,330	(70.4)
PPP loan forgiveness	(333)	14.9	—	—
Other, net	26	(1.1)	(76)	4.0
Tax expense and effective tax rate	$—	0.0%	$—	0.0%

At December 31, 2021, we had approximately $83.7 million of federal and $12.8 million of state net operating loss carryforwards, which have begun to expire. Of the federal net operating loss carryforwards, approximately $62.7 million will expire by 2037 and $21.0 million are indefinite. We also have approximately $2.7 million of tax credit carryforwards, which have begun to expire. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code that restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2021 and 2020.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

9.	Leases

In December 2019, we entered into an operating lease agreement for a new corporate office facility in Seattle, Washington. The term of the lease is 87 months, with a rent date starting on May 1, 2020 and the lease term ending on July 31, 2027.

In November 2020, we renewed the lease for our office facility in the UK. The term of the lease is 120 months, with rent payments starting on November 30, 2020 and the lease term ending on November 8, 2030. The Company has an opportunity to break the lease at the five-year mark in November 2025. As it is reasonably certain that we will utilize this option, the accounting for this lease utilized November 2025 as the end date. The lease commencement date was November 9, 2020. As a result of entering this lease agreement, we recorded additional ROU assets and net lease liabilities of $0.4 million on our consolidated balance sheet as of December 31, 2020. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

Our leases have remaining terms of four to six years. Both of our leases contain renewal options. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle or Trowbridge, UK lease. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

	Twelve months ended
Total component lease expense was as follows (in thousands):	December 31, 2021	December 31, 2020
Operating leases	$450	$661
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$452	$668

Supplemental balance sheet information related to leases was as follows (dollars in thousands):	December 31, 2021	December 31, 2020
Operating leases:
Right of use	$1,598	$1,853
Current portion of operating leases liability	357	344
Operating leases liability, net of current portion	1,363	1,630
Total operating leases liabilities	$1,720	$1,974
Weighted Average Remaining Lease Term (in years)	5.18	6.15
Weighted Average Discount Rate	8.5%	8.5%

Future operating lease commitments are as follows (in thousands):

As of December 31, 2021, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2022	$370
2023	377
2024	384
2025	370
2026	276
Thereafter	163
Total minimum lease payments	$1,940
Less: amount representing imputed interest	(220)
Present value of lease liabilities	$1,720

10.	Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 9 - Leases.

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

Equity compensation plans

We have a stock plan (the “Stock Plan”) and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). Under the Plans, stock options may be granted with a fixed exercise price that is equivalent to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan may only be granted to our employees. The Plans also allow for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, RSUs and PSUs.

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, net of estimated forfeitures. We estimate forfeitures based on historical experience and expected future activity. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of PSUs is estimated at the grant date based on the fair value of each vesting tranche as calculated by a Monte Carlo simulation. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Dividend yield	0%	0%
Expected life (in years)	4.9	4.9
Expected volatility	111%	64%
Risk-free interest rate	1.0%	0.5%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Cost of revenue — Edge to Cloud	$35	$79
Selling, general and administrative	625	735
Research and development	14	(2)
Total stock-based compensation expense	$674	$812
Per basic share	$0.04	$0.06
Per diluted share	$0.04	$0.06

Stock option activity

The following table summarizes stock option activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2019	1,544,826	$2.74	7.47
Granted	683,900	1.08
Exercised	(26,250)	1.34
Forfeited	(215,218)	1.50
Expired	(200,367)	4.82
Balance at December 31, 2020	1,786,891	3.10	7.75	$330,831
Granted	195,000	2.76
Exercised	(36,130)	1.88
Forfeited	(180,592)	1.95
Expired	(101,155)	3.24
Balance at December 31, 2021	1,664,014	2.07	6.64	$405,223
Vested and expected to vest at December 31, 2021	1,664,014	2.07	6.64	405,223
Exercisable at December 31, 2021	993,041	$2.41	5.76	$188,009

At December 31, 2021, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was approximately $252,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.1 years.

The following table summarizes certain additional information about stock options:

	Year Ended December 31,
	2021	2020
Weighted average grant-date fair value for options granted during the year	$2.86	$1.08
Vested options in-the-money	327,476	71,993
Aggregate intrinsic value of options exercised during the year	$1.88	$1.00

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted stock unit activity

The following table summarizes RSU activity:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2019	112,846	$1.44
Granted	219,596	1.48
Vested	(167,745)	1.45
Forfeited	—	—
Unvested at December 31, 2020	164,697	1.48
Granted	90,343	2.72
Vested	(199,311)	1.83
Forfeited	(21,115)	1.48
Unvested at December 31, 2021	34,614	2.72
Expected to vest after December 31, 2021	34,614	$2.72

At December 31, 2021, total compensation cost not yet recognized related to granted RSUs was approximately $33,000, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.3 years.

Performance Stock Units

In  January 2021, we issued 500,000 PSUs to our executives. The PSUs vest based on a combination of Bsquare's stock price performance and executive service (continued employment). The first vesting measurement date is  January 5, 2022 and the final measurement date is  July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations. Based on the Monte Carlo model, expense of approximately $77,000 was recorded in the selling, general and administrative line of our consolidated statement of operations for the year ended December 31, 2021. The PSUs had no impact on cash in 2021. At December 31, 2021, total compensation cost not yet recognized related to granted PSUs was approximately $59,000 and will be amortized over a weighted-average period of approximately 3.5 years.

Common stock reserved for future issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of December 31, 2021:

Stock options outstanding	1,664,014
Restricted stock units outstanding	34,614
Performance stock units outstanding	500,000
Stock options available for future grant	1,095,772
Common stock reserved for future issuance	3,294,400

Common Stock Sales

In the second and third quarters of 2021, we sold 108,879 and 6,793,798 shares of our common stock, respectively, pursuant to a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Securities Act") filed in  March 2021. We received proceeds of approximately $31,936,000, net of issuance costs of $1,157,000. The issued shares and total paid-in capital are reflected in the consolidated statement of shareholders' equity for the twelve months ended December 31, 2021.

12.	Employee Benefit Plan

We maintain a Profit Sharing and Deferred Compensation Plan, the BSQUARE Corporation 401(k) Plan and Trust (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the Profit-Sharing Plan. We typically elect to match the participants’ contributions to the Profit-Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $200,000 and $135,000 in 2021 and 2020, respectively.

13.	Significant Concentrations

Significant customer

No customers accounted for 10% or more of total revenue during 2021 or 2020.

No customers accounted for more than 10% of accounts receivable at December 31, 2021. Kodak Alaris had accounts receivable balances of approximately $866,000, or 15% of total accounts receivable, at December 31, 2020.  Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of approximately $680,000, or 12% of total accounts receivable, at December 31, 2020.

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

Under this incentive program, we recorded rebate credits as follows (in thousands):

	Year Ended December 31,
	2021	2020
Reductions to cost of revenue	$311	$757
Reductions to marketing expense	373	1,115

14.	Paycheck Protection Program Loan

We obtained a $1.6 million loan (the "PPP Loan") from JPMorgan Chase Bank, N.A. (the “Lender”) under the Paycheck Protection Program ("PPP") on  April 7, 2020 (the “Note”). The Note had a two-year term, bore interest at the rate of 0.98% per annum, and could be prepaid at any time without payment of any premium or penalty. The principal and accrued interest under the Note was forgivable after an eight- or 24-week period if we used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise comply with PPP requirements. In  April 2021, we applied for forgiveness of this loan in accordance with the program, and in  June 2021, we received confirmation that the loan principal (and related accrued interest) was forgiven in its entirety. The gain on loan forgiveness is included in other income (loss), net on the statement of operations for the year ended December 31, 2021, and as a gain on extinguishment of debt in the statement of cash flows for the year ended December 31, 2021.

At December 31, 2021 and  December 31, 2020, the PPP Loan balance was as follows (in thousands):

	December 31, 2021	December 31, 2020
PPP Loan, .98%, due April 2022:
Principal	$—	$1,572
Accrued interest	—	12
	$—	$1,584

PPP Loan payable:
Current portion	$—	$950
Long-term portion	—	634
	$—	$1,584

15.	Information about Operating Segments and Geographic Areas

The Company’s operations are conducted in two reportable segments: Partner Solutions and Edge to Cloud. The Company defines its segments as those operations whose results the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources. We operate within a single industry segment of computer software and services.

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Year Ended December 31,
	2021	2020
Partner Solutions:
Revenue	$36,516	$42,257
Cost of revenue	31,478	35,171
Segment gross profit	5,038	7,086

Edge to Cloud:
Revenue	3,851	4,887
Cost of revenue	3,474	4,247
Segment gross profit	377	640

Total gross profit	5,415	7,726

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	December 31,
	2021	2020
Long-lived assets:
North America	$1,430	$1,179
Europe	177	178
Total long-lived assets	$1,607	$1,357

16.	Revision of Prior Period Financial Statements

We revised certain prior period financial statements due to a $77,000 error related to the recognition of certain revenues in our Edge to Cloud segment. The error occurred in the third quarter of 2019 and had a rollforward effect on consolidated equity and deferred revenue through the first quarter of 2021. A summary of the revisions to our previously reported financial statements is presented below (in thousands):

Revised Consolidated Balance Sheets

	As of December 31, 2020
	As reported	Adjustment	As revised
Deferred revenue, current portion	$2,165	$(77)	$2,088
Total current liabilities	11,339	(77)	11,262
Accumulated deficit	(130,083)	77	(130,006)
Total shareholders' equity	8,651	77	8,728

Revised Consolidated Statement of Shareholder's Equity

	Year Ended
	December 31, 2020
	As reported	Adjustment	As revised
Accumulated deficit	$(130,083)	$77	$(130,006)

17.	Quarterly Financial Information (Unaudited)

	Condensed Consolidated Statements of Operations
	2021
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$9,972	$10,671	$10,646	$9,078
Gross profit	1,593	1,192	1,328	1,302
Loss from operations	(851)	(1,321)	(866)	(855)
Net loss	(860)	293	(895)	(780)
Basic net (loss) income per share	$(0.07)	$0.02	$(0.05)	$(0.04)
Diluted net (loss) income per share	$(0.07)	$0.02	$(0.05)	$(0.04)
Shares used in per share calculations:
Basic	13,186	13,332	19,603	19,607
Diluted	13,186	13,881	19,603	19,607

	2020
	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$16,729	$8,924	$10,420	$11,071
Gross profit	2,585	1,046	1,890	2,205
Loss from operations	(439)	(1,075)	(138)	(202)
Net loss	(474)	(1,073)	(136)	(206)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.01)	$(0.02)
Shares used in per share calculations:
Basic and diluted	13,055	13,110	13,165	13,225

	Condensed Consolidated Balance Sheets
	2021
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents and restricted cash	$10,365	$9,229	$41,367	$40,086
Total current assets	16,878	16,336	47,954	45,410
Total assets	19,310	18,755	50,343	47,758
Total current liabilities	9,771	8,082	8,830	7,076
Total shareholders' equity	$7,963	$8,886	$39,836	$39,125

	2020
	March 31	June 30	September 30	December 31
	(in thousands)
Cash, cash equivalents and restricted cash	$10,644	$12,582	$12,572	$12,960
Total current assets	22,002	20,245	19,062	20,002
Total assets	23,973	22,075	21,063	22,282
Total current liabilities	12,856	11,422	10,544	11,339
Total shareholders' equity	$9,401	$8,432	$8,622	$8,651

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2021 (our "2022 Proxy Statement").

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

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

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b) Exhibits

		Filed or	Incorporated by Reference
Exhibit Number	Description	Furnished Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Amended and Restated Bylaws		8-K	8/11/2020	3.2		000-27687
4.1	Description of Capital Stock		10-K	2/25/2020	4.1		000-27687
10.1(1)	Fourth Amended and Restated Stock Plan, as amended		S-8	8/8/2017	4.1		333-219799
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)(1)	000-27687
10.3(1)	Executive Bonus Plan		8-K	3/20/2020	10.1		000-27687
10.4(1)	Form of Indemnification Agreement		10-K	2/21/2017	10.3		000-27687
10.5	Market Square Office Lease between 1415 Western LLC and Bsquare Corporation		10-K	3/18/2021	10.5		000-27687
10.6(1)	Employment letter agreement with Ralph Derrickson dated February 4, 2019		10-K	2/25/2020	10.11		000-27687
10.7(1)	Employment letter agreement with Christopher Wheaton dated August 20, 2019		8-K	8/23/2019	10.1		000-27687
10.8(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1		000-27687
10.9	Board Observer Agreement with Palogic Value Fund, L.P, Palogic Value Management, L.P. and Palogic Capital Management, LLC dated June 25, 2018		8-K	6/26/2018	10.1		000-27687
10.10	Promissory note, dated as of April 7, 2020 with JPMorgan Chase Bank, N.A.		8-K	4/16/2020	10.1		000-27687
10.11	Side Letter, dated July 6, 2021 between Bsquare Corporation and B. Riley Securities, Inc.		8-K	7/7/2021	10.1		000-27687
21.1	Subsidiaries of the registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

		Filed or	Incorporated by Reference
Exhibit Number	Description	Furnished Herewith	Form	Filing Date	Exhibit	File No.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Document	X
101.DEF	Inline XBRL Taxonomy Extension Definitions	X
101.LAB	Inline XBRL Taxonomy Extension Label Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	March 10, 2022	By:	/S/ RALPH C. DERRICKSON
Ralph C. Derrickson President and Chief Executive Officer

Date:	March 10, 2022	By:	/S/ CHRISTOPHER WHEATON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2022, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RALPH C. DERRICKSON	President and Chief Executive Officer
Ralph C. Derrickson	(Principal Executive Officer)

/S/ CHRISTOPHER WHEATON	Chief Financial and Operating Officer, Secretary and Treasurer
Christopher Wheaton	(Principal Financial Officer)

/S/ RYAN L. VARDEMAN	Chairman of the Board
Ryan L. Vardeman

/S/ ROBERT J. CHAMBERLAIN	Director
Robert J. Chamberlain

/S/ DAVIN W. CUSHMAN	Director
Davin W. Cushman

/S/ MARY JESSE	Director
Mary Jesse