Form 10-K/A
period 2021-12-31
BSQUARE CORP /WA
filed 2022-05-02
CIK 1054721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021 was approximately $48.0 million and was determined using the closing price of our common stock on that same date per the NASDAQ Stock Market ($4.77). The number of shares of common stock outstanding as of March 31, 2022: 20,445,880.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Bsquare Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2022 (the “Original Filing Date”), solely to include the information required in Items 10-14 of Part III. The reference on the cover of the Original Filing to the incorporation by reference of the proxy statement related to the Company’s 2022 annual meeting of shareholders into Part III of the Original Filing is hereby deleted. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A.

With the exception of the foregoing, this Form 10-K/A does not amend, modify, or otherwise update any other information in the Original Filing, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the SEC. In addition, this Form 10-K/A does not reflect events that may have occurred subsequent to the Original Filing Date.

BSQUARE CORPORATION

FORM 10-K/A

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

Directors

The names and certain information about the nominees and each director are set forth below.

Name of Directors	Age	Position	Director Since	Term Expires
Ryan Vardeman	44	Chairman of the Board	2018	2024 (Class II)
Ralph C. Derrickson	63	Director, President and Chief Executive Officer	2019	2024 (Class II)
Robert J. Chamberlain	68	Director	2015	2023 (Class I)
Davin W. Cushman	48	Director	2018	2022 (Class III)
Mary Jesse	57	Director	2016	2022 (Class III)

Robert J. Chamberlain has been a director since August 2015. From April 2018 to October 2021, Mr. Chamberlain was the Chief Financial Officer of ZipWhip, a two-way business texting software company. From August 2014 to April 2016, Mr. Chamberlain served as the Chief Financial Officer of Big Fish Games Incorporated, a leading provider of casual games, which was acquired by Churchill Downs, Inc. in December 2014. From February 2013 to August 2014, Mr. Chamberlain served as the Senior Vice President and Chief Financial Officer of Audience Science Incorporated, a leading provider of enterprise advertising management systems. Prior to that, Mr. Chamberlain was the Chief Financial Officer of other technology companies in the Seattle area including PopCap Games Incorporated (acquired by Electronic Arts, Inc.), WatchGuard Technologies Incorporated, F5 Networks, Onyx Software Corp. (acquired by Consona Corporation) and Photodisc (acquired by Getty Images, Inc.). Earlier in his career, Mr. Chamberlain was an audit partner in the Seattle office of KPMG where he served middle market public and private companies. Mr. Chamberlain has a B.S. in Business Administration-Accounting from California State University Northridge. Board of Directors has concluded that Mr. Chamberlain should serve as a director because he brings to our Board of Directors substantial financial expertise that includes extensive knowledge of the complex financial and operational issues facing publicly traded companies, and a deep understanding of accounting principles and financial reporting rules and regulations. He also brings professional service expertise, technology industry experience, and sales and marketing experience at KPMG.

Davin W. Cushman has been a director since November 2018. Since 2021, Mr. Cushman has been the Chief Executive Officer of SMG, a customer and employee experience management company with global operations. From 2010 to 2020, Mr. Cushman was Chief Executive Officer of Ignite Technologies, inc. and its affiliates, a group of enterprise software and services companies operating under the private ownership ESW Capital. Also, since 2010, Mr. Cushman has been the President and sole owner of Cushman Management Company, a boutique strategy consulting firm advising enterprise software companies. Prior to 2010, Mr. Cushman held operations analyst roles with Capital One Financial Corporation as well as leadership positions with enterprise software company Trilogy and its spin-off, pcOrder.com. Mr. Cushman holds a B.A. in Politics from Princeton University and an M.B.A. from the Kellogg School of Management from Northwestern University. The Board of Directors has concluded that Mr. Cushman should serve as a director because of his 18 years in various roles in the enterprise software industry, the last 10 of which was chief executive officer of companies that provide software and technical consulting services to the types of organizations we serve and strive to serve.

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

Mary Jesse has been a director since August 2016. Ms. Jesse is a technology executive, strategist, inventor, and pioneer in the wireless industry. Since 2021, she has served as the CEO and a member of the board of directors of Mobile Tech, Inc. From 2019 through 2020, she served as a Senior Director for Alvarez & Marsal in their Corporate Performance Improvement (CPI) division. From 2003 through 2019, she served as the managing partner of Hexagon Blue LLC, a technology and business consulting company serving a wide variety of organizations and industries. From January 2018 to August 2018, Ms. Jesse served as Chief Executive Officer and board member of Heyou Media, a technology-driven content company. From September 2015 to October 2017, she served as Chief Strategy Officer of VRstudios, a global virtual reality company based in Bellevue, Washington. From 2007 to October 2014, she was the founder and Chief Executive Officer of Ivy Corp., an enterprise messaging technology company. Prior to that, she served as the co-founder and Chief Technology Officer at RadioFrame Networks; Vice President of Strategic Technology of McCaw Cellular Communications, Inc.; and Vice President of Technology Development of AT&T Wireless. A licensed professional engineer, Ms. Jesse holds a B.S. in electrical engineering from the University of Utah and M.S. in electrical engineering from Santa Clara University, in addition to having authored nineteen patents. She currently serves on the Washington Governors University business council in addition to serving as an advisor to multiple technology companies. Ms. Jesse volunteers her time to support STEM education, entrepreneurship and diversity in business and technology. The Board of Directors has concluded that Ms. Jesse should serve as director because of her extensive technology product development experience and professional work with a wide range of businesses.

Ryan L. Vardeman has been a director since June 2018 and Chairman since 2021. Mr. Vardeman is a principal and co-founder of Palogic Value Management, L.P., a Dallas, Texas based investment management company, a position he has held since January 2007. Mr. Vardeman has extensive corporate strategy, operating, financial and investment experience including capital structure analysis, a focus on small-cap equities, and investing in a broad range of industries with an emphasis on technology and software companies. Mr. Vardeman holds a B.S. in Electrical Engineering and Computer Science from Texas Tech University and an M.B.A. from the Owen Graduate School of Management at Vanderbilt University. The Board of Directors has concluded that Mr. Vardeman should serve as a director because of his extensive financial and operational experience and given his affiliation with one of our largest shareholders.

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

Board of Directors Role in Risk Oversight

Our Board of Directors has responsibility for the oversight of risk management. Our Board of Directors, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on us and the steps we take to manage them. While our Board of Directors is ultimately responsible for risk oversight, our Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. In particular, our Audit Committee focuses on financial, accounting and investment risks and oversees and approves company-wide risk management practices. Our Governance and Nominating Committee focuses on the management of risks associated with Board organization, membership, structure and corporate governance. In addition, our Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs and related to succession planning for our executive officers.

Board of Directors Independence

The Board of Directors has determined, after consideration of all relevant factors, that each of Messrs. Chamberlain, Cushman and Vardeman and Ms. Jesse, together constituting a majority of our Board of Directors, qualifies as an “independent” director as defined under applicable rules of The NASDAQ Stock Market LLC (“NASDAQ”) and that none of such directors has any relationship with us that would interfere with the exercise of their independent business judgment. Mr. Derrickson does not qualify as an “independent” director under applicable NASDAQ rules because he serves as our President and Chief Executive Officer.

Standing Committees and Attendance

The Board of Directors held eight meetings during 2021. All directors attended more than 75% of the aggregate of the meetings of the Board of Directors and committees thereof, if any, upon which such director served during the period for which he or she was a director or committee member during 2021.

The Board has an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Information about these standing committees and committee meetings is set forth below.

Audit Committee

The Audit Committee is currently comprised of Messrs. Chamberlain (Committee Chair) and Cushman and Ms. Jesse. The Board of Directors has determined that, after consideration of all relevant factors, each of these directors qualifies as an “independent” director under applicable SEC and NASDAQ rules. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. No member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years. The Board of Directors has designated Mr. Chamberlain as an “audit committee financial expert” as defined under applicable SEC rules and has determined that Mr. Chamberlain possesses the requisite “financial sophistication” under applicable NASDAQ rules.

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

The Audit Committee is responsible for overseeing our independent auditors, including their selection, retention and compensation, reviewing and approving the scope of audit and other services by our independent auditors, reviewing the accounting policies, judgments and assumptions used in the preparation of our financial statements and reviewing the results of our audits. The Audit Committee is also responsible for reviewing the adequacy and effectiveness of our internal controls and procedures, including risk management, establishing procedures regarding complaints concerning accounting or auditing matters, reviewing and, if appropriate, approving related-party transactions, reviewing compliance with our Code of Business Conduct and Ethics, and reviewing our investment policy and compliance therewith. The Audit Committee held four meetings during 2021.

Compensation Committee

The Compensation Committee currently consists of Messrs. Vardeman (Committee Chair), Cushman and Chamberlain. The Board of Directors has determined that, after consideration of all relevant factors, each of these directors qualifies as an “independent” and “non-employee” director under applicable NASDAQ and SEC rules. The Compensation Committee makes recommendations to the Board of Directors regarding our general compensation policies as well as the compensation plans and specific compensation levels for its executive officers. The Compensation Committee held five meetings during 2021.

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

Governance and Nominating Committee

The Governance and Nominating Committee (“GNC”) currently consists of Ms. Jesse (Committee Chair) and Messrs. Cushman and Vardeman. The Board of Directors has determined that, after consideration of all relevant factors, each of these directors qualifies as an “independent” director under applicable NASDAQ rules. The Governance and Nominating Committee held two meetings during 2021.

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

Executive Officers

The names and certain information about the Executive Officers are set forth below.

Name	Age	Position
Ralph C. Derrickson	63	Director, President and Chief Executive Officer
Christopher V. Wheaton	50	Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer

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

2021 Director Compensation

When joining the Board, directors receive an initial grant of restricted stock units ("RSUs"). The number of shares underlying the initial RSU awards granted to new directors is determined by dividing $50,000 by the greater of our closing stock price on the date of grant or $3.25 (with an additional $25,000 in the case of becoming the Chairman of the Board) and is prorated based on the date on which such director is appointed. Thereafter, standing directors receive annual grants of RSUs, the number of shares underlying which is determined by dividing $50,000 by the greater of our closing stock price on the date of grant or $3.25 ($75,000 in the case of the Chairman of the Board). The annual RSUs are granted on the earlier of (i) the day of the annual meeting of our shareholders or (ii) the last trading day of our second fiscal quarter. The RSU awards vest quarterly over one year and cease vesting as of the date a director’s service on the Board terminates for any reason, provided that the Board may accelerate the vesting of any outstanding stock award for a director whose service on the Board terminates for any reason other than removal for cause.

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

The table below presents the 2021 compensation of our non-employee directors. The compensation of Ralph C. Derrickson, a director and President and Chief Executive Officer, is described later in this Item 11 “Executive Officer Compensation.”

Director Compensation Table

Name	Fees Paid in Cash(1)	Stock Awards(2)	Total
Ryan Vardeman(3)	$41,824	$62,767	$104,591
Robert J. Chamberlain(4)	41,525	41,844	83,369
Davin W. Cushman(5)	43,799	41,844	85,644
Mary Jesse(6)	48,000	41,844	89,844
Andrew S.G. Harries(7)	38,228	—	38,228
Robert J. Peters(8)	24,327	—	24,327

(1) Fees paid in cash are composed of payments made in 2021 for services performed during the fourth quarter of 2020 through the third quarter of 2021.

(2) The amounts in this column reflect the aggregate grant-date fair value of restricted stock unit awards granted in 2021, determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 for stock-based compensation (“Topic 718”) without regard to forfeitures. The amounts reflect accounting cost and not the actual economic value realized by our directors. Assumptions used in the calculation of these award amounts are set forth in Note 11 (Shareholders’ Equity) to the financial statements included in Part II, Item 8 of the Original Filing.

(3) Mr. Vardeman held 25,000 vested stock options and 11,538 unreleased restricted stock units as of December 31, 2021.

(4) Mr. Chamberlain held 25,000 vested stock options and 7,692 unreleased restricted stock units as of December 31, 2021.

(5) Mr. Cushman held 25,000 vested stock options and 7,692 unreleased restricted stock units as of December 31, 2021.

(6) Ms. Jesse held 25,000 vested stock options and 7,692 unreleased restricted stock units as of December 31, 2021.

(7) Mr. Harries resigned from the Board on June 10, 2021. As of December 31, 2021, Mr. Harries held 25,000 outstanding stock options which are fully vested and exercisable until July 1, 2023.

(8) Mr. Peters resigned from the Board on June 10, 2021. As of December 31, 2021, Mr. Peters held 25,000 outstanding stock options which are fully vested and exercisable until July 1, 2023.

2021 Executive Officer Compensation

The following table sets forth the compensation earned during the past two fiscal years by Ralph C. Derrickson, our President and Chief Executive Officer, and Christopher Wheaton, our Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer.  We did not have any other executive officers during 2021.  We refer to these persons as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total
Ralph C. Derrickson	2021	$345,000	$121,713	$81,528	$—	$27,000	$575,241
President and Chief Executive Officer	2020	325,000	—	—	—	34,673	359,673
Christopher V. Wheaton	2021	300,000	74,900	54,352	—	18,000	447,252
Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer	2020	275,000	—	—	34,500	18,723	328,223

(1)	The amounts in this column reflect cash bonuses under our Executive Bonus Program paid in 2021 for 2020 performance.

(2)
The amounts in this column reflect the aggregate grant-date fair value of performance stock unit ("PSU") awards, determined in accordance with Topic 718 without regard to forfeitures. The amounts reflect accounting cost and not the actual economic value realized by our named executive officers. Assumptions used in the calculation of these amounts are set forth in Note 11 (Shareholders’ Equity) to the financial statements included in Part II, Item 8 of our Original Filing.

(3)
The amounts in this column reflect the aggregate grant-date fair value of stock option awards, determined in accordance with Topic 718 without regard to forfeitures. The amounts reflect accounting cost and not the actual economic value realized by our named executive officers. Assumptions used in the calculation of these amounts are set forth in Note 11 (Shareholders’ Equity) to the financial statements included in Part II, Item 8 of our Original Filing.

(4)
Represents 401(k) matching employer contributions, premiums paid by us under a group medical or life insurance plan, and any other allowances for parking and mobile telephone/data service, which includes personal use.

Employment Agreements with Named Executive Officers

We have agreements with our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group.

Under our agreement with Mr. Derrickson entered into in February 2019, Mr. Derrickson is entitled to receive an annual salary of $325,000, which was increased to $345,00 in 2021, and is eligible to receive a bonus. Pursuant to the agreement, he also received an option to purchase 562,500 shares of common stock. In the event Mr. Derrickson’s employment is terminated by us when neither cause nor long term disability exists (as such terms are defined in the agreement), subject to execution of a release by Mr. Derrickson of any employment-related claims, he shall be entitled to receive severance equal to nine months of his then annual base salary, continued COBRA coverage at our expense for a period of nine months following his termination date and a pro rata portion of his annual bonus as determined by the Compensation Committee. In the event that, within twelve months after a change of control of Bsquare (as defined in the agreement), Mr. Derrickson’s employment is terminated when neither cause nor long term disability exists or Mr. Derrickson terminates his employment for good reason (as defined in the agreement), subject to execution of a release by Mr. Derrickson of any employment-related claims, he shall be entitled to receive a one-time lump sum severance payment equal to twelve months of his then annual base salary, 100% of his target annual bonus as determined by the Compensation Committee, and continued COBRA coverage at our expense for a period of twelve months following his termination date (provided that, during the first twelve months after a change of control of Bsquare, such severance payments shall be in lieu of the severance payments described in the preceding sentence, and after expiration of the twelve -month period following a change of control, Mr. Derrickson shall thereafter only be entitled to the severance payments described in the preceding sentence). In addition, immediately prior to a change of control of Bsquare, all of Mr. Derrickson’s unvested stock options and restricted stock units shall become fully vested and immediately exercisable.

Under our agreement with Mr. Wheaton entered into in August 2019, Mr. Wheaton is entitled to receive an annual salary of $275,000, which was increased to $300,000 in 2021, and is eligible to receive a bonus. Pursuant to the agreement, he also received an option to purchase 129,173 shares of our common stock. In the event that, within twelve months after a change of control of Bsquare (as defined in the agreement), Mr. Wheaton’s employment is terminated when neither cause nor long term disability exists or Mr. Wheaton terminates his employment for good reason (as defined in the agreement), subject to execution of a release by Mr. Wheaton of any employment-related claims, he shall be entitled to receive a one-time lump sum severance payment equal to six months of his then annual base salary, 100% of his target annual bonus as determined by the Compensation Committee, and continued COBRA coverage at our expense for a period of six months following his termination date. In addition, immediately prior to a change of control of Bsquare, all of Mr. Wheaton’s unvested stock options shall become fully vested and immediately exercisable.

Determination of Compensation

The Compensation Committee’s philosophy regarding total executive compensation has been to provide a comprehensive and competitive compensation package consisting of base salary and performance-based incentives that help align executive compensation with shareholder interests and promote growth in shareholder value. The Compensation Committee believes total executive compensation is below market peer median levels. We also periodically review the level and form of incentive-based compensation for our executive team. We intend to maintain competitive levels of compensation for our management team. In 2021, we awarded PSUs in lieu of annual cash bonuses, vesting based on stock performance and service conditions.

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

Base Salary and Discretionary Bonus

The Compensation Committee’s goal is to provide a competitive base salary for our executive officers. The Compensation Committee has not established any formal guidelines for purposes of setting base salaries (such as payment at a particular percentile of a benchmark group), but instead considers the general market compensation data along with our performance and the individual’s performance and experience in determining what represents a competitive salary. The Compensation Committee also considers these factors in its recommendations to the Board of Directors regarding whether and in what amounts to award discretionary cash or equity bonuses. Increases of 6% and 9% for our Chief Executive Officer and Chief Financial Officer, respectively, in 2021 salary compared to 2020 salary were intended to provide cost-of-living increases and a modestly more competitive salary.

Short-Term Incentive Plan Compensation (STI)

We have historically awarded short-term incentive compensation to our named executive officers, including annual cash or equity bonuses, the terms of which vary from year to year.

In March 2020, we adopted an Executive Bonus Plan (“EBP”) to formalize our historical practice of awarding annual bonuses to key executives based on achievement of specified performance goals. Awards may be in the form of cash or equity granted under the fourth amended and restated stock plan (the "Prior Plan") or the 2021 Equity Incentive Plan (the "2021 Plan"). The Compensation Committee (the “Administrator”) administers the EBP. The Administrator may establish performance goals that relate to financial, operational or other performance of the Company, or to any other performance goal established by the Administrator in connection with a potential bonus payment. The Administrator has authority to revise or refine the performance goals in its discretion. The EBP was also reassessed and restructured to more tightly align compensation with both short- and long-term shareholder interests and to be responsive to prior shareholder advisory votes on executive compensation.

Pursuant to the EBP, the Administrator established performance goals for 2020 relating to segment revenues and contribution margin and working capital levels.  In February 2021 the Administrator determined that the 2020 performance goals were met at a level of 74.9%, resulting in bonuses of $121,713 and $74,900 for Messrs. Derrickson and Wheaton, respectively.

Long-Term Equity Incentive Awards (LTI)

Longer-term incentives in the form of grants of stock options, restricted stock, RSUs and other forms of equity instruments to executive officers are governed by the terms of our applicable equity incentive plans.

The Compensation Committee grants RSUs, stock options and other forms of equity incentive compensation to our executive officers under the 2021 Plan. The Compensation Committee periodically reviews the equity ownership of the executive officers and may determine that additional equity awards under the 2021 Plan are warranted based on a number of factors, including competitive factors, company and individual performance, the vested status of currently outstanding equity awards, the executive’s equity ownership in relation to that of other executives and other factors. The Compensation Committee maintains no formal guidelines for these periodic reviews. Stock options are awarded with exercise prices equal to the closing market price per share of our common stock on the grant date.

Our only equity awards to executive officers in 2021 were PSUs awarded in January 2021 to Messrs. Derrickson and Wheaton. These PSUs represent the contingent right to receive 300,000 and 200,000 shares of our common stock, respectively.  As originally awarded, if the volume-weighted average price of our common stock during any 180-calendar day period in the period beginning on January 5, 2021 and ending on July 4, 2025 equaled or exceeded $3.25, $4.25 and $6.25 (each, a “Performance Condition”), then one-third of the PSUs will become eligible to vest at each such price.  Vesting is also subject to the recipient’s continued employment with us through the applicable vesting dates, which occur upon the later of: (i) the date of achievement of the applicable Performance Condition, or (ii) the service vesting date, which service vesting date occurs over a four-year period commencing on January 5, 2021, with 25% of the shares eligible to vest on January 5, 2022 and the remaining shares eligible to vest in equal installments each quarterly anniversary thereafter.  The grant date fair value of these PSUs is reflected under “Stock Awards” in the 2021 Summary Compensation Table.

In January 2022, the Compensation Committee amended the PSUs to measure the Performance Conditions against a daily closing price, rather than against a volume-weighted average price, and reduced the total number of PSUs available to Messrs. Derrickson and Wheaton by 50,000 and 33,333 shares of common stock, respectively (the “2021 Shares”). In lieu of any claim to the 2021 Shares, each of Messrs. Derrickson and Wheaton received in February 2022 a cash settlement in an amount equal to the number of 2021 Shares multiplied by the closing price per share on January 5, 2022. The total number of shares of common stock issuable upon future vesting and settlement of the PSUs was reduced by the 2021 Shares.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by the named executive officers as of December 31, 2021:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options: Exercisable (#)	Number of Securities Underlying Unexercised Options: Unexercisable (#)	Option Exercise Price ($)(1)	Option Expiration Date(2)	Equity incentive plan awards: Number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Ralph C. Derrickson	3/11/2019(4)	257,813	117,187	$1.97	3/11/2029	—	$—
	3/11/2019(5)	82,031	105,469	1.97	3/11/2029	—	—
	1/13/2021(6)	—	—	—	—	300,000	513,000
Christopher V. Wheaton	9/9/2019(7)	72,660	56,513	1.27	9/9/2029	—	—
	8/26/2020(8)	8,333	16,667	1.38	8/26/2030	—	—
	1/13/2021(9)	—	—	—	—	200,000	342,000

(1)	The option exercise price is the closing price of our common stock on the grant date.

(2)	All options outstanding expire ten years from the grant date.

(3)	Represents the fair market value of the shares underlying the PSUs as of December 31, 2021, based on the closing price on Nasdaq of our common stock on December 31, 2021, which was $1.71 per share.

(4)	The option vested 25% on March 11, 2020 and the balance vests in equal monthly installments for three years thereafter.

(5)	The option vested 25% on March 11, 2020 and the balance vests in equal monthly installments for three years thereafter.

(6)	Represents PSUs granted on January 13, 2021. The PSUs vest as described in the section titled “Executive Compensation-Determination of Compensation-Short-Term Incentive Plan Compensation (STI).” The PSUs were amended in January 2022 to measure the Performance Conditions against a daily closing price, rather than against a volume-weighted average price, and reduced the total number of PSUs available to Mr. Derrickson by 50,000 shares.

(7)	The option vested 25% on September 9, 2020 and the balance vests in equal monthly installments for three years thereafter.

(8)	The option vested 25% on August 26, 2021 and the balance vests in equal monthly installments for three years thereafter.

(9)	Represents PSUs granted on January 13, 2021. The PSUs vest as described in the section titled “Executive Compensation-Determination of Compensation-Short-Term Incentive Plan Compensation (STI).” The PSUs were amended in January 2022 to measure the Performance Conditions against a daily closing price, rather than against a volume-weighted average price, and reduced the total number of PSUs available to Mr. Wheaton by 33,333 shares.

Employee Benefit Plans

401(k) Plan

We maintain a tax-qualified 401(k) employee savings and retirement plan for eligible U.S. employees. Eligible employees may elect to defer a percentage of their eligible compensation in the 401(k) plan, subject to the statutorily prescribed annual limit. We may make matching contributions on behalf of all participants in the 401(k) plan in the amount equal to one-half of the first 6% of an employee’s contributions. Company matching contributions and employee contributions are fully vested at all times. We intend for the 401(k) plan to qualify under Sections 401(k) and 501 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or us to the 401(k) plan and income earned, if any, on plan contributions are not taxable to employees until withdrawn from the 401(k) plan (except with regard to Roth contributions), and so that we will be able to deduct our contributions when made. The trustee of the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in a number of investment options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table presents certain information regarding our common stock that may be issued upon the exercise of options and vesting of restricted stock units granted to employees, consultants or directors as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,480,330	(1)	$2.18	1,095,772
Equity compensation plans not approved by security holders(2)	718,298		2.65	—

(1)	Amount includes 34,614 and 500,000 RSUs and PSUs, respectively, granted and unvested as of December 31, 2021.

(2)
Reflects outstanding options granted under the 2011 Inducement Award Plan, which we stopped using in 2019 and formally terminated in 2021. Amount includes no restricted stock units granted and unvested as of December 31, 2021.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares listed below under the heading “Total Common Stock Equivalents” is the aggregate beneficial ownership for each shareholder and includes common stock owned plus settled RSUs; the number of shares listed under the heading "Deemed Outstanding Shares" includes vested stock options plus unvested options and restricted stock units that may be exercised or settled for common stock within 60 days after March 31, 2022.  Deemed Outstanding Shares are considered beneficially owned by the holder for the purpose of computing share and percentage ownership of that holder presented below, but are not treated as outstanding for the purpose of computing the percentage ownership of any other holder presented below.

This table is based on information supplied by officers, directors, and filings made with the SEC. Percentage ownership is based on 20,445,880 shares of common stock outstanding as of March 31, 2022.

Unless otherwise noted below, the address for each shareholder listed below is c/o Bsquare Corporation, 1415 Western Avenue, Suite 700, Seattle, Washington 98101. Unless otherwise noted, each of the shareholders listed below has sole investment and voting power with respect to the common stock indicated, except to the extent shared by spouses under applicable law.

Name and Address of Beneficial Owner	Total Common Stock	Deemed Outstanding Shares	Percentage of Common Stock Equivalents
5% Owners:
Palogic Value Management, L.P(1)	1,585,711	—	7.8%
Harvest Hill Road, Suite 110
Dallas, TX 75230

Directors and Named Executive Officers:
Ryan Vardeman(2)	1,688,191	30,769	8.3%
Ralph C. Derrickson	35,000	375,000	0.2%
Robert J. Chamberlain	122,301	28,846	0.6%
Davin Cushman	115,130	28,846	0.6%
Mary Jesse	114,870	28,846	0.6%
Christopher V. Wheaton	15,000	90,630	0.1%
All executive officers and directors as a group	2,090,492	582,937	10.2%

(1)	Based solely on a Schedule 13D/A filed on June 14, 2021 with the Securities and Exchange Commission pursuant to Rule 13d-1(b) of the Exchange Act, according to which Palogic Value Management, L.P., Palogic Value Fund, L.P., Palogic Capital Management, LLC and Mr. Vardeman then had shared voting and dispositive power over such shares.

(2)	Mr. Vardeman is a principal of and may be deemed to beneficially own securities beneficially owned by Palogic Capital Management.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

There were no transactions since January 1, 2021, nor are there any proposed transactions, as to which the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “2021 Director Compensation” and “2021 Executive Officer Compensation.”

Directors Independence

See “Board of Directors Independence” set forth in Item 10.
Item 14.	Principal Accounting Fees and Services (Moss Adams LLP, Seattle, WA, PCAOB ID: 659)

Audit Fees

Moss Adams billed audit fees of $324,079 and $260,108 during the years ended December 31, 2021 and 2020, respectively. These audit fees related to professional services rendered in connection with the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q and accounting services that relate to the audited consolidated financial statements and are necessary to comply with generally accepted auditing standards.

Audit-Related Fees

There were no fees billed for fiscal years 2021 or 2020 for assurance and related services by Moss Adams that were reasonably related to the performance of its audit of our financial statements and not reported under the caption “Audit Fees.”

Tax Fees

There were no fees billed for fiscal years 2021 or 2020 for tax compliance, tax advice or tax planning services rendered to us by Moss Adams.

All Other Fees

Moss Adams billed $38,850 and $38,143 during 2021 and 2020, respectively, for fees associated with SOC Type-2 examinations and other administrative fees.

PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

1. Financial Statements

The financial statements of Bsquare Corporation were included in Part II Item 8 of the Original Filing.

2. Financial Statement Schedules

All schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

3. Exhibits

The exhibit list in the Exhibit Index immediately preceding the signature page of this Form 10-K/A are being incorporated herein by reference or are filed as part of this 10-K/A as indicated below.

(b) Exhibits
		Filed or	Incorporated by Reference
Exhibit Number	Description	Furnished Herewith	Form	Filing Date	Exhibit		File No.
3.1	Amended and Restated Articles of Incorporation		S-1	8/17/1999	3.1	(a)	333-85351
3.1(a)	Articles of Amendment to Amended and Restated Articles of Incorporation		10-Q	8/7/2000	3.1		000-27687
3.1(b)	Articles of Amendment to Amended and Restated Articles of Incorporation		8-K	10/11/2005	3.1		000-27687
3.2	Amended and Restated Bylaws		8-K	8/11/2020	3.2		000-27687
4.1	Description of Capital Stock		10-K	2/25/2020	4.1		000-27687
10.1(1)	Fourth Amended and Restated Stock Plan, as amended		S-8	8/8/2017	4.1		333-219799
10.1(a)(1)	Form of Stock Option Agreement		10-Q	8/9/2012	10.19	(a)	000-27687
10.1(b)(1)	Form of Restricted Stock Grant Agreement		10-Q	8/9/2012	10.19	(b)	000-27687
10.1(c)(1)	Form of Restricted Stock Unit Agreement		10-Q	8/9/2012	10.19	(c)	000-27687
10.1(d)(1)	Form of Performance Stock Unit Agreement		8-K	1/15/2021	10.2		000-27687
10.2(1)	2011 Inducement Award Plan		10-Q	11/10/2011	10.1		000-27687
10.2(a)(1)	Form of Stock Option Agreement under the 2011 Inducement Award Plan		10-Q	11/10/2011	10.1	(a)	000-27687
10.2(b)(1)	Form of Restricted Stock Unit Agreement under the 2011 Inducement Award Plan		10-K	2/19/2015	10.2	(b)(1)	000-27687
10.3(1)	Executive Bonus Plan		8-K	3/20/2020	10.1		000-27687
10.4(1)	Form of Indemnification Agreement		10-K	2/21/2017	10.3		000-27687
10.5	Market Square Office Lease between 1415 Western LLC and Bsquare Corporation		10-K	3/18/2021	10.5		000-27687
10.6(1)	Employment letter agreement with Ralph Derrickson dated February 4, 2019		10-K	2/25/2020	10.11		000-27687
10.7(1)	Employment letter agreement with Christopher Wheaton dated August 20, 2019		8-K	8/23/2019	10.1		000-27687
10.8(2)	Microsoft OEM Distribution Agreement for Software Products for Embedded Systems with Microsoft Licensing, GP effective July 1, 2014		10-Q	8/14/2014	10.1		000-27687
10.9	Board Observer Agreement with Palogic Value Fund, L.P, Palogic Value Management, L.P. and Palogic Capital Management, LLC dated June 25, 2018		8-K	6/26/2018	10.1		000-27687
10.10	Promissory note, dated as of April 7, 2020 with JPMorgan Chase Bank, N.A.		8-K	4/16/2020	10.1		000-27687
10.11	Side Letter, dated July 6, 2021 between Bsquare Corporation and B. Riley Securities, Inc.		8-K	7/7/2021	10.1		000-27687
21.1	Subsidiaries of the registrant		10-K	3/10/2022	21.1		000-27687
23.1	Consent of Independent Registered Public Accounting Firm		10-K	3/10/2022	23.1		000-27687
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) under the Securities and Exchange Act of 1934	X

		Filed or	Incorporated by Reference
Exhibit Number	Description	Furnished Herewith	Form	Filing Date	Exhibit	File No.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	3/10/2022	32.1	000-27687
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	3/10/2022	32.1	000-27687
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

(1)	Indicates a management contract or compensatory plan or arrangement.
(2)	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSQUARE CORPORATION

Date:	May 2, 2022	By:	/s/ Ralph C. Derrickson
Ralph C. Derrickson President and Chief Executive Officer

Date:	May 2, 2022	By:	/s/ Christopher Wheaton
Christopher Wheaton Chief Financial and Operating Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on May 2, 2022, on behalf of the registrant and in the capacities indicated.

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