Form 10-Q
period 2022-03-31
BSQUARE CORP /WA
filed 2022-05-12
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding as of April 30, 2022: 20,445,880

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$39,221	$39,529
Restricted cash	220	557
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2022 and December 31, 2021	4,790	4,914
Contract assets	17	46
Prepaid expenses and other current assets	818	364
Total current assets	45,066	45,410
Property and equipment, net of accumulated depreciation	776	726
Right-of-use lease assets, net	1,522	1,598
Other non-current assets	24	24
Total assets	$47,388	$47,758
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$4,976	$4,628
Accounts payable	608	426
Accrued compensation	574	502
Other accrued expenses	179	219
Deferred revenue	1,017	944
Operating lease	358	357
Total current liabilities	7,712	7,076
Deferred revenue, long-term	147	194
Operating lease, long-term	1,286	1,363

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 20,445,880 and 20,374,406 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	172,400	172,397
Accumulated other comprehensive loss	(1,021)	(1,024)
Accumulated deficit	(133,136)	(132,248)
Total shareholders' equity	38,243	39,125
Total liabilities and shareholders' equity	$47,388	$47,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Partner Solutions	$9,132	$8,795
Edge to Cloud	600	1,177
Total revenue	9,732	9,972
Cost of revenue:
Partner Solutions	7,552	7,459
Edge to Cloud	696	920
Total cost of revenue	8,248	8,379
Gross profit	1,484	1,593
Operating expenses:
Selling, general and administrative	2,143	2,276
Research and development	261	168
Total operating expenses	2,404	2,444
Loss from operations	(920)	(851)
Other income (loss), net	32	(9)
Loss before income taxes	(888)	(860)
Income taxes	—	—
Net loss	$(888)	$(860)
Basic and diluted loss per share	$(0.05)	$(0.07)
Shares used in per share calculations:
Basic and diluted	16,665	13,186

Net loss	$(888)	$(860)
Other comprehensive gain (loss)
Foreign currency translation, net of tax	3	(9)
Total other comprehensive gain (loss)	3	(9)
Comprehensive loss	$(885)	$(869)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(888)	$(860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	145
Stock-based compensation	75	168
Interest expense	—	4
Changes in operating assets and liabilities:
Accounts receivable	124	686
Contract assets	29	23
Prepaid expenses and other assets	(454)	(379)
Third-party software fees payable	348	(1,237)
Accounts payable and accrued expenses	214	(305)
Deferred revenue	26	(669)
Net cash used in operating activities	(438)	(2,424)
Cash flows from investing activities:
Additions to property and equipment	(138)	(175)
Net cash from investing activities	(138)	(175)
Cash flows from financing activities:
Proceeds from exercise of stock options	65	36
Cash settlement of performance stock units	(137)	—
Net cash (used in) provided by financing activities	(72)	36
Effect of exchange rate changes on cash and cash equivalents	3	(32)
Net increase in cash and cash equivalents	(645)	(2,595)
Cash, restricted cash, and cash equivalents, beginning of period	40,086	12,960
Cash, restricted cash, and cash equivalents, end of period	$39,441	$10,365

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	54,167	65	—	—	65
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	75	—	—	75
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(888)	(888)
Foreign currency translation adjustment, net of tax	—	—	—	—	3	—	3
Balance as of March 31, 2022	—	$—	20,445,880	$172,400	$(1,021)	$(133,136)	$38,243

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	63,112	36	—	—	36
Stock-based compensation	—	—	—	168	—	—	168
Net loss	—	—	—	—	—	(860)	(860)
Foreign currency translation adjustment, net of tax	—	—	—	(23)	(9)	—	(32)
Balance as of March 31, 2021	—	$—	13,298,150	$139,907	$(1,001)	$(130,866)	$8,040

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2022 and our operating results and cash flows for the three months ended March 31, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from our audited financial statements as of that date.

These unaudited financial statements and related notes should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options	991,588	163,393
Restricted stock units	22,898	108,828

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$8,205	$563	$8,768	$7,523	$1,065	$8,588
Europe	91	37	128	110	112	222
Asia	836	—	836	1,162	—	1,162
Total	$9,132	$600	$9,732	$8,795	$1,177	$9,972

For the quarter ended March 31, 2022 and 2021, $9.3 million and $8.8 million of revenue was recorded at a point-in-time, and $0.4 million and $1.2 million of revenue recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three months ended March 31, 2022 and 2021.

Significant changes in the contract assets and the deferred revenue balances during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	Contract	Contract
	Assets	Assets
Transferred to receivables from contract assets outstanding at the beginning of the period	$45	$—

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	Deferred	Deferred
	Revenue	Revenue
Revenue recognized that was included in deferred revenue at the beginning of the period	$205	$756

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $4,000 and $22,000 for the three months ended March 31, 2022 and 2021, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of March 31, 2022:

	Remainder of
	2022	2023	After 2023
Edge to Cloud	$1,044	$454	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$5,411	$2,506
Cash equivalents (see detail in Note 4)	33,810	37,023
Restricted cash	220	557
Total cash and cash equivalents	$39,441	$40,086

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

We classify our cash equivalents and restricted cash within Level 1 because our cash equivalents and restricted cash are valued using quoted market prices.

Assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below (in thousands):

	March 31, 2022			December 31, 2021
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$33,810	$—	$33,810	$37,023	$—	$37,023
Total cash equivalents	33,810	—	33,810	37,023	—	37,023
Restricted cash:
Money market funds	220	—	220	557	—	557
Total assets measured at fair value	$34,030	$—	$34,030	$37,580	$—	$37,580

5. Leases

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

Our leases have remaining terms of four to six years. Both of our leases contain renewal options. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle or Trowbridge, UK leases. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended	Three Months Ended
Total component lease expense was as follows:	March 31, 2022	March 31, 2021
Operating leases	$75	$105
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$77	$104

The following table presents supplemental balance sheet information related to our operating leases as of March 31, 2022 and 2021 (dollars in thousands):

	March 31, 2022	March 31, 2021
Right-of-use lease assets	$1,522	$1,773

Current portion of operating lease liability	$358	$344
Operating lease liability, net of current portion	1,286	1,552
Total operating lease liabilities	$1,644	$1,896

Weighted average remaining lease term (years)	4.9	5.9
Weighted average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of March 31, 2022 (in thousands):

Years Ending December 31,
2022, remainder of year	$276
2023	374
2024	380
2025	367
2026	276
After 2026	164
Total minimum lease payments	1,837
Less: amount representing interest	(193)
Present value of lease liabilities	$1,644

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

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Expected life (years)	4.9	4.9
Expected volatility	111%	83%
Risk-free interest rate	1.8%	0.4%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue — Edge to Cloud	$6	$15
Selling, general and administrative	66	146
Research and development	3	7
Total stock-based compensation expense	$75	$168

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2021	1,664,014	$2.07	6.64	$405,223
Granted	50,000	1.84
Exercised	(54,167)	1.20
Forfeited	(8,125)	1.02
Expired	(26,625)	3.45
Balance at March 31, 2022	1,625,097	2.07	6.70	385,088
Vested and expected to vest at March 31, 2022	1,625,097	2.07	6.70	385,088
Exercisable at March 31, 2022	988,838	$2.38	6.13	$189,808

At March 31, 2022, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $263,411. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.10 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2022	2021
Weighted average grant-date fair value of options granted during the period	$1.84	$3.17
Options in-the-money (in shares)	312,661	550,733
Aggregate intrinsic value of options exercised during the period	$1.20	$5.15

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2021	34,614	$2.72
Granted	—	—
Vested	(17,307)	2.72
Forfeited	—	—
Unvested at March 31, 2022	17,307	2.72
Expected to vest after March 31, 2022	17,307	$2.72

At March 31, 2022, total compensation cost not yet recognized related to granted RSUs was approximately $9,157, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.2 years.

Performance Stock Units

In January 2021, we awarded PSUs to Messrs. Derrickson and Wheaton. The PSUs vest based on a combination of Bsquare's stock price performance and Messrs. Derrickson's and Wheaton's continued service. The first vesting measurement date was  January 5, 2022 and the final measurement date is  July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations. Based on the Monte Carlo model, expense of approximately $12,000 was recorded in the selling, general and administrative line of our consolidated statement of operations for the period ended March 31, 2022. At March 31, 2022, total compensation cost not yet recognized related to granted PSUs was approximately $48,000 and will be amortized over a weighted-average period of approximately 3.3 years.

In January 2022, the Compensation Committee of the board of directors (the "Committee") amended the PSUs, updating the definition of stock price performance, and reduced the total number of PSUs available to Messrs. Derrickson and Wheaton by 50,000 and 33,333 shares of common stock, respectively (the "2021 Shares"). In lieu of any claim to the 2021 Shares, each of Messrs. Derrickson and Wheaton received in February 2022 a cash settlement in an amount equal to the number of 2021 Shares multiplied by the closing price per share on January 5, 2022. Because the cash settlement was equal to the fair value of the 2021 Shares, we recognized the cash settlement as a charge to equity in the amount paid to repurchase the 2021 Shares.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2022:

March 31, 2022
Stock options outstanding	1,625,097
Restricted stock units and performance stock units outstanding	433,974
Stock options and restricted stock units available for future grant	1,045,772
Common stock reserved for future issuance	3,104,843

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of March 31, 2022, we have not recorded any loss contingency accruals.

8. Information about Operating Segments and Geographical Areas

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

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Partner Solutions:
Revenue	$9,132	$8,795
Cost of revenue	7,552	7,459
Segment gross profit	1,580	1,336

Edge to Cloud:
Revenue	600	1,177
Cost of revenue	696	920
Segment gross profit	(96)	257

Total gross profit	1,484	1,593

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets:
North America	$750	$1,430
Europe	172	177
Total long-lived assets	$922	$1,607

Total long-lived assets decreased due to the removal of fully-depreciated assets in North America.

9. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three months ended March 31, 2022 and 2021.

Continental Resources, Inc. had accounts receivable balances of $757,000, or approximately 16% of total accounts receivable at March 31, 2022. Honeywell International, Inc. and affiliated entities (“Honeywell”) had accounts receivable balances of $563,000 or approximately 10% of total accounts receivable at  March 31, 2021.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Reductions to cost of revenue	$136	$106
Reductions to marketing expense	105	57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Bsquare develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things ("IoT"), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

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

Key Highlights

While our Partner Solutions customer ordering patterns have not returned to pre-COVID levels, our first quarter 2022 revenue results in the segment were an increase over both the most recent quarter and the first quarter of 2021. In addition to a notably large sale, we saw some indication of a trend towards a normalization of ordering patterns.

We believe our Partner Solutions revenue is also affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a small number of key customers, including Itron, Inc. ("Itron"), with whom we partner on their intelligent utility grid. Beyond gaining credibility as a reliable technology partner, we believe the experience we have gained serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2022 and beyond.

Our previous efforts to right-size our operating expense structure has provided a foundation from which we are strategically building our business. As anticipated, our marketing expenses increased during the first quarter of 2022, as we work to build brand awareness and support the sales of our new products.

Throughout 2021 and into the first quarter of 2022, we invested in the development of new product offerings for our customers, two of which we announced in the fourth quarter of 2021: SquareOne, a secure device management solution and Device Hardening, a solution ensuring appropriate OS configuration. In the first quarter of 2022, our product development investment totaled over $0.4 million, of which $0.1 million was capitalized as internally developed software and the remainder is captured on the income statement as research and development expense.

Our cash, cash equivalents and restricted cash decreased by $0.6 million in the first three months of 2022. This use of cash was expected and driven by operations. Cash will continue be invested strategically to grow our business and enhance our value proposition to customers.

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

We have not made any material changes to the significant estimates utilized to determine the total transaction price and stand-alone selling prices at contract inception. Our customer contracts that involve perpetual licenses are less sensitive to changes in estimates than contracts involving SaaS as those arrangements require us to estimate customer usage. Changes to our customer usage estimates could have a material impact on the total transaction price.

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

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Total revenue	$9,732	$9,972	$(240)	(2)
Total cost of revenue	8,248	8,379	(131)	(2)
Gross profit	1,484	1,593	(109)	(7)
Operating expenses	2,404	2,444	(40)	(2)
Loss from operations	(920)	(851)	(69)	8
Other income (loss), net	32	(9)	41	(456)
Loss before income taxes	(888)	(860)	(28)	3
Income tax benefit	—	—	—	0
Net loss	$(888)	$(860)	$(28)	3

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended March 31, 2022 decreased slightly compared to the same period in 2021, primarily due to lower revenue in our Edge to Cloud segment partially offset by increased sales in our Partner Solutions segment in North America.

Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue
Partner Solutions	$9,132	$8,795	$337	4
Edge to Cloud	600	1,177	(577)	(49)
Total revenue	$9,732	$9,972	$(240)	(2)
As a percentage of total revenue:
Partner Solutions	94%	88%
Edge to Cloud	6%	12%

Partner Solutions revenue

Partner Solutions revenue increased $0.3 million or 4% for the quarterly period ended March 31, 2022 compared to the same period in 2021. The quarter was favorably impacted by a notably large third-party software sale in January. While revenue has not yet returned to pre-COVID levels, there is some indication of a trend toward pre-COVID ordering patterns from our customers.

Edge to Cloud revenue

Edge to Cloud revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021. The first quarter of 2021 included a significant amount of one-time revenue recognition that did not recur in 2022.  Additionally, the quarter-over-quarter decrease continued to be driven by the conclusion of our relationships with some smaller customers as we have strategically shifted our focus to larger customers and product development opportunities. We expect Edge to Cloud revenue will continue to vary in timing and amount.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program. Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Partner Solutions	$1,580	$1,336	$244	18%
Partner Solutions gross margin	17%	15%		2.0
Edge to Cloud	$(96)	$257	$(353)	(137)%
Edge to Cloud gross margin	(16)%	22%		(38.0)
Total gross profit	$1,484	$1,593	$(109)	(7)%
Total gross margin	15%	16%		(1.0)

Partner Solutions gross profit and gross margin

Partner Solutions gross profit dollars and gross margin rate increased for the three month period ended March 31, 2022 compared to the same period in 2021 driven by a large, high-margin sale and higher rebate recognition compared to the first quarter of 2021.

Gross profit on Partner Solutions is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate a portion, 50%, of the incentive earnings to reduce Partner Solutions cost of revenue with the remaining 50% utilized to offset qualified marketing expenses in the period the expenditures are approved. See Footnote 9 – Significant Risk Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit dollars and gross margin rate decreased for the three months ended March 31, 2022 compared to the same period in 2021 driven by reduced revenue partially offset by reduced cost of revenue that is primarily timing related.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,143	$2,276	$(133)	(6)
Research and development	261	168	93	55
Total operating expenses	$2,404	$2,444	$(40)	(2)
As a percentage of total revenue:
Selling, general and administrative	22%	23%
Research and development	3%	2%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three months ended March 31, 2022 decreased compared to the same period in 2021 driven by reduced professional services fees and personnel costs, partially offset by increased marketing expenses.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased personnel costs, net of capitalization, and new product amortization expense, partially offset by reduced contract labor.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. The quarter-over-quarter increase is due to interest income driven by higher cash balances.

Income taxes

Income taxes were not recorded for the quarterly periods ended March 31, 2022 and March 31, 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had $39.4 million of cash, cash equivalents, and restricted cash, reflecting a decrease of $0.6 million from December 31, 2021. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at March 31, 2022.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $0.4 million for the three months ended March 31, 2022. The cash use was driven by the quarter’s net loss, partially offset by favorable changes in working capital.

Cash Flows from Investing Activities

Investing activities used cash of approximately $0.1 million for the three months ended March 31, 2022. The cash used relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of approximately $0.1 million for the three months ended March 31, 2022. Cash use stemmed from the PSU cash settlement, partially offset by proceeds from the exercise of stock options.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases, see Footnote 5 – Leases for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, and cash generated from operations. We believe that our existing cash and cash equivalents are sufficient to meet our cash requirements for the foreseeable future.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 5.	Other Information

We have delayed our 2022 Annual Meeting of Shareholders (the "2022 Annual Meeting") and have not yet established a definitive meeting date for the 2022 Annual Meeting. Because the 2022 Annual Meeting has been delayed by more than 30 days from June 10, 2022 (the anniversary of our 2021 Annual Meeting of Shareholders), in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are disclosing such delay in this report. When the date of the 2022 Annual Meeting is determined, we will issue a notice that complies with the requirements of Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act.

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

BSQUARE CORPORATION (Registrant)

Date: May 12, 2022	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory)