Form 10-Q
period 2022-06-30
BSQUARE CORP /WA
filed 2022-08-11
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding as of July 31, 2022: 20,468,395

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,624	$39,529
Restricted cash	221	557
Accounts receivable, net of allowance for doubtful accounts of $50 at June 30, 2022 and December 31, 2021	5,616	4,914
Contract assets	51	46
Prepaid expenses and other current assets	731	364
Total current assets	44,243	45,410
Property and equipment, net of accumulated depreciation	800	726
Right-of-use lease assets, net	1,431	1,598
Other non-current assets	24	24
Total assets	$46,498	$47,758
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$5,765	$4,628
Accounts payable	343	426
Accrued compensation	479	502
Other accrued expenses	171	219
Deferred revenue	483	944
Operating lease	355	357
Total current liabilities	7,596	7,076
Deferred revenue, long-term	94	194
Operating lease, long-term	1,196	1,363

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 20,468,395 and 20,374,406 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	172,445	172,397
Accumulated other comprehensive loss	(1,072)	(1,024)
Accumulated deficit	(133,761)	(132,248)
Total shareholders' equity	37,612	39,125
Total liabilities and shareholders' equity	$46,498	$47,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Partner Solutions	$9,353	$9,960	$18,485	$18,755
Edge to Cloud	1,041	711	1,641	1,888
Total revenue	10,394	10,671	20,126	20,643
Cost of revenue:
Partner Solutions	8,106	8,578	15,658	16,037
Edge to Cloud	689	901	1,386	1,821
Total cost of revenue	8,795	9,479	17,044	17,858
Gross profit	1,599	1,192	3,082	2,785
Operating expenses:
Selling, general and administrative	2,022	2,148	4,165	4,424
Research and development	256	365	517	533
Total operating expenses	2,278	2,513	4,682	4,957
Loss from operations	(679)	(1,321)	(1,600)	(2,172)
Other income, net	54	1,614	87	1,605
(Loss) income before income taxes	(625)	293	(1,513)	(567)
Income taxes	—	—	—	—
Net (loss) income	$(625)	$293	$(1,513)	$(567)
Basic (loss) earnings per share	$(0.03)	$0.02	$(0.07)	$(0.04)
Diluted (loss) earnings per share	$(0.03)	$0.02	$(0.07)	$(0.04)
Shares used in per share calculations:
Basic	20,406	13,332	20,426	13,267
Diluted	20,406	13,881	20,426	13,267

Net (loss) income	$(625)	$293	$(1,513)	$(567)
Other comprehensive loss
Foreign currency translation, net of tax	(51)	(34)	(48)	(66)
Total other comprehensive loss	(51)	(34)	(48)	(66)
Comprehensive (loss) income	$(676)	$259	$(1,561)	$(633)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,513)	$(567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	297
Stock-based compensation	115	378
Gain on extinguishment of PPP loan	—	(1,584)
Changes in operating assets and liabilities:
Accounts receivable	(702)	(141)
Contract assets	(5)	(20)
Prepaid expenses and other assets	(369)	(222)
Third-party software fees payable	1,137	(793)
Accounts payable and accrued expenses	(154)	(381)
Deferred revenue	(561)	(788)
Net cash used in operating activities	(1,861)	(3,821)
Cash flows from investing activities:
Additions to property and equipment	(265)	(257)
Net cash from investing activities	(265)	(257)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance fees	—	360
Proceeds from exercise of stock options	70	53
Cash settlement of performance stock units	(137)	—
Net cash (used in) provided by financing activities	(67)	413
Effect of exchange rate changes on cash and cash equivalents	(48)	(66)
Net decrease in cash and cash equivalents	(2,241)	(3,731)
Cash, restricted cash, and cash equivalents, beginning of period	40,086	12,960
Cash, restricted cash, and cash equivalents, end of period	$37,845	$9,229

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	—	$—	20,445,880	$172,400	$(1,021)	$(133,136)	$38,243
Exercise of stock options	—	—	5,208	5	—	—	5
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	40	—	—	40
Net loss	—	—	—	—	—	(625)	(625)
Foreign currency translation adjustment, net of tax	—	—	—	—	(51)	—	(51)
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2021	—	$—	13,298,150	$139,907	$(1,001)	$(130,866)	$8,040
Exercise of stock options	—	—	72,191	17	—	—	17
Sale of common stock	—	—	108,879	360	—	—	360
Stock-based compensation	—	—	—	210	—	—	210
Net loss	—	—	—	—	—	293	293
Foreign currency translation adjustment, net of tax	—	—	—	—	(34)	—	(34)
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	59,375	70	—	—	70
Issuance of common stock upon settlement of RSUs	—	—	34,614	—	—	—	—
Stock-based compensation	—	—	—	115	—	—	115
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(1,513)	(1,513)
Foreign currency translation adjustment, net of tax	—	—	—	—	(48)	—	(48)
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	135,303	53	—	—	53
Sale of common stock	—	—	108,879	360	—	—	360
Stock-based compensation	—	—	—	378	—	—	378
Net loss	—	—	—	—	—	(567)	(567)
Foreign currency translation adjustment, net of tax	—	—	—	(23)	(43)	—	(66)
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886

See notes to condensed consolidated financial statements

BSQUARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Bsquare Corporation ("Bsquare," "we," "us" and "our") develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2022 and our operating results and cash flows for the six months ended June 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from our audited financial statements as of that date.

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

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates related to contracts with customers, such as determining standalone selling price, useful lives of property and equipment, fair value of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates. Actual results  may differ from these estimates.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	1,066,162	406,960	1,038,040	299,743
Restricted stock units	10,827	—	16,913	84,527

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$8,254	$1,023	$9,277	$7,555	$666	$8,221
Europe	63	18	81	93	45	138
Asia	1,036	—	1,036	2,312	—	2,312
Total	$9,353	$1,041	$10,394	$9,960	$711	$10,671

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$16,459	$1,587	$18,046	$15,078	$1,731	$16,809
Europe	153	54	207	202	157	359
Asia	1,873	—	1,873	3,475	—	3,475
Total	$18,485	$1,641	$20,126	$18,755	$1,888	$20,643

For the quarter ended June 30, 2022 and 2021, $9.9 million and $10.2 million of revenue was recorded at a point-in-time, respectively. For both periods, $0.5 million of revenue was recorded over-time. For the six months ended June 30, 2022 and 2021, $19.1 million and $19.0 million of revenue was recorded at a point-in-time, and $1.0 million and $1.7 million of revenue was recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2022 and 2021.

Significant changes in the contract assets and the deferred revenue balances during the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$17	$46
Revenue recognized	34	50
Amounts collected or invoiced	—	(45)
Balance at end of period	$51	$51

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Deferred	Deferred
	Revenue	Revenue
Balance at beginning of period	$1,164	$1,138
Revenue recognized	(652)	(920)
Amounts collected or invoiced	65	359
Balance at end of period	$577	$577

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $4,000 and $31,000 for the three months ended June 30, 2022 and 2021, respectively, and was $9,000 and $53,000 for the six months ended June 30, 2022 and 2021, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The satisfaction of performance obligations varies based on the nature of the underlying promise and the customer. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of June 30, 2022:

	Remainder of
	2022	2023	After 2023
Edge to Cloud	$623	$1,612	$1,330

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$5,463	$2,506
Cash equivalents (see detail in Note 4)	32,161	37,023
Restricted cash	221	557
Total cash and cash equivalents	$37,845	$40,086

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

Assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below (in thousands):

	June 30, 2022		December 31, 2021
	Quoted Prices in		Quoted Prices in
	Active Markets		Active Markets
	for Identical		for Identical
	Assets (Level 1)	Total	Assets (Level 1)	Total
Assets
Cash equivalents:
Money market funds	$32,161	$32,161	$37,023	$37,023
Total cash equivalents	32,161	32,161	37,023	37,023
Restricted cash:
Money market funds	221	221	557	557
Total assets measured at fair value	$32,382	$32,382	$37,580	$37,580

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

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended	Six Months Ended
Total component lease expense was as follows:	June 30, 2022	June 30, 2021
Operating leases	$174	$206
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$176	$206

The following table presents supplemental balance sheet information related to our operating leases as of June 30, 2022 and 2021 (dollars in thousands):

	June 30, 2022	June 30, 2021
Right-of-use lease assets	$1,431	$1,712

Current portion of operating lease liability	$355	$348
Operating lease liability, net of current portion	1,196	1,487
Total operating lease liabilities	$1,551	$1,835

Weighted average remaining lease term (years)	4.7	5.7
Weighted average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of June 30, 2022 (in thousands):

Years Ending December 31,
2022, remainder of year	$180
2023	365
2024	371
2025	360
2026	276
After 2026	164
Total minimum lease payments	1,716
Less: amount representing interest	(165)
Present value of lease liabilities	$1,551

6. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) for equity awards to eligible service providers and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). We stopped using the Inducement Plan in 2019, although it continues to govern outstanding awards granted under it. Under the Stock Plan, stock options  may be granted with a fixed exercise price that is equivalent to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan  may only be granted to our employees. The Stock Plan also allows for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, RSUs and performance-based restricted stock units ("PSUs").

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.9	4.8	4.9	4.8
Expected volatility	111%	105%	111%	105%
Risk-free interest rate	2.9%	0.6%	2.3%	0.5%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue — Edge to Cloud	$4	$9	$10	$24
Selling, general and administrative	34	181	100	327
Research and development	2	20	5	27
Total stock-based compensation expense	$40	$210	$115	$378

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2021	1,664,014	$2.07	6.64	$405,223
Granted	66,500	1.76
Exercised	(59,375)	1.18
Forfeited	(62,479)	1.80
Expired	(44,500)	3.47
Balance at June 30, 2022	1,564,160	2.06	6.53	91,690
Vested and expected to vest at June 30, 2022	1,521,640	2.07	6.48	88,659
Exercisable at June 30, 2022	1,049,454	2.31	5.91	50,904

At June 30, 2022, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $193,019. This cost will be amortized on the straight-line method over a weighted-average period of approximately 1.00 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average grant-date fair value of options granted during the period	$1.51	$2.64	$1.76	$2.89
Options in-the-money (in shares)	215,942	706,620	215,942	706,620
Aggregate intrinsic value of options exercised during the period	$1.02	$1.02	$1.18	$2.20

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2021	34,614	$2.72
Granted	69,228	3.25
Vested	(34,614)	2.72
Forfeited	—	—
Unvested at June 30, 2022	69,228	3.25
Expected to vest after June 30, 2022	69,228	3.25

At June 30, 2022, total compensation cost not yet recognized related to granted RSUs was approximately $224,991, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.6 years.

Performance Stock Units

In January 2021, we awarded PSUs to Messrs. Derrickson and Wheaton. The PSUs vest based on a combination of Bsquare's stock price performance and Messrs. Derrickson's and Wheaton's continued service. The first vesting measurement date was  January 5, 2022 and the final measurement date is  July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the three months ended June 30, 2022 and 2021, we recorded expense of approximately $9,500 and $17,000, respectively. For the six months ended June 30, 2022 and 2021, we recorded expense of approximately $21,000 and $34,000, respectively. At June 30, 2022, total compensation cost not yet recognized related to granted PSUs was approximately $38,000 and will be amortized over a weighted-average period of approximately 3 years.

In January 2022, the Compensation Committee of the board of directors (the "Committee") amended the PSU agreements, updating the definition of stock price performance, and reducing the total number of PSUs available to Messrs. Derrickson and Wheaton by 50,000 and 33,333 shares of common stock, respectively (the "2021 Shares"). In lieu of any claim to the 2021 Shares, each of Messrs. Derrickson and Wheaton received in February 2022 a cash settlement in an amount equal to the number of 2021 Shares multiplied by the closing price per share on January 5, 2022. Because the cash settlement was equal to the fair value of the 2021 Shares, we recognized the cash settlement as a charge to equity in the amount paid to repurchase the 2021 Shares.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2022:

June 30, 2022
Stock options outstanding	1,564,160
Restricted stock units and performance stock units outstanding	486,228
Stock options and restricted stock units available for future grant	965,044
Common stock reserved for future issuance	3,015,432

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of June 30, 2022, we have not recorded any loss contingency accruals.

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

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Partner Solutions:
Revenue	$9,353	$9,960	$18,485	$18,755
Cost of revenue	8,106	8,578	15,658	16,037
Segment gross profit	1,247	1,382	2,827	2,718

Edge to Cloud:
Revenue	1,041	711	1,641	1,888
Cost of revenue	689	901	1,386	1,821
Segment gross profit	352	(190)	255	67

Total gross profit	1,599	1,192	3,082	2,785

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets:
North America	$754	$1,430
Europe	159	177
Total long-lived assets	$913	$1,607

Total long-lived assets decreased due to the removal of fully-depreciated assets in North America.

9. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three and six months ended June 30, 2022 and 2021.

GES Manufacturing Services (M) Sdn Bhd had accounts receivable balances of $900,000, or approximately 17% of total accounts receivable at June 30, 2022. No customers accounted for more than 10% of total accounts receivable at December 31, 2021.

Significant Supplier

We are authorized to sell Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries.

We were previously party to certain Original Equipment Manufacturer Distribution Agreements ("ODAs") with Microsoft pursuant to which we were licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems expired on  April 30, 2022 and were not renewed thereafter.

Our current distribution agreements with Microsoft have no automatic renewal provisions and may be terminated unilaterally by Microsoft at any time.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reductions to cost of revenue	$94	$103	$229	$209
Reductions to marketing expense	69	120	174	177

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Highlights

While our Partner Solutions customer ordering patterns have not returned to pre-COVID levels, we experienced quarter-over-quarter growth in each of the first and second quarters of 2022. This growth was largely driven by two notably large one-time sales in the first two quarters of 2022.

We believe our Partner Solutions revenue is affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware / software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a relatively small number of key customers that help us gain credibility as a reliable technology partner. For example, we support Itron, Inc. with its intelligent utility grid. We believe our experience serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2022 and beyond.

Our previous efforts to right-size our operating expense structure has provided a foundation from which we are strategically building our business. As anticipated, our marketing expenses increased during the first half of 2022 compared to the first half of 2021 given our efforts to build brand awareness and support the sales of our new products.

Throughout 2021 and into the second quarter of 2022, we invested in the development of new product offerings for our customers.  We recently updated our SquareOne product to include two pricing packages. SquareOne Essentials is an entry-level package available to those customers who do not require the full-suite of connected services, but still want to take advantage of SquareOne’s core functions. Devices that are enabled with SquareOne Essentials can be recovered in the event of a security breach or system failure and an in-place upgrade of the OS can be easily performed. SquareOne Premier is the full-suite, configurable IoT device management solution designed to remotely manage device fleets at scale. This multi-OS, end-to-end solution can be configured to securely monitor key device telemetry, set alerts, diagnose issues and deploy fixes—all remotely and in real-time.

In the first half of 2022, our product development investment totaled over $0.7 million, of which $0.3 million was capitalized on the balance sheet as internally developed software and the remainder is captured on the income statement as research and development expense.

Our cash, cash equivalents and restricted cash decreased by $2.2 million in the first six months of 2022. This use of cash was expected and driven by operations. We plan to continue investing cash strategically to grow our business and enhance our value proposition to customers.

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

Triggered by a contract modification, in June 2022, we updated the standalone selling price estimates for the identified performance obligations of a contract within our Edge to Cloud segment. We have not made any other material changes to the significant estimates utilized to determine the total transaction price and stand-alone selling prices at contract inception. Our customer contracts that involve perpetual licenses are less sensitive to changes in estimates than contracts involving SaaS as those arrangements require us to estimate customer usage. Changes to our customer usage estimates could have a material impact on the total transaction price.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenue	$10,394	$10,671	$(277)	(3)	$20,126	$20,643	$(517)	(3)
Total cost of revenue	8,795	9,479	(684)	(7)	17,044	17,858	(814)	(5)
Gross profit	1,599	1,192	407	34	3,082	2,785	297	11
Operating expenses	2,278	2,513	(235)	(9)	4,682	4,957	(275)	(6)
Loss from operations	(679)	(1,321)	642	(49)	(1,600)	(2,172)	571	(26)
Other income, net	54	1,614	(1,560)	(97)	87	1,605	(1,518)	(95)
(Loss) income before income taxes	(625)	293	(918)	(313)	(1,513)	(567)	(946)	167
Income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(625)	$293	$(918)	(313)	$(1,513)	$(567)	$(946)	167

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended June 30, 2022 decreased compared to the same period in 2021, primarily due to decreased sales in our Partner Solutions segment in Asia, partially offset by increased sales in our Partner Solutions segment in North America and increased revenue in our Edge to Cloud segment.

Total revenue for the six months ended June 30, 2022 decreased compared to the same period in 2021 due to decreased sales in our Partner Solutions segment in Asia, partially offset by increased sales in our Partner Solutions segment in North America.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Partner Solutions	$9,353	$9,960	$(607)	(6)	$18,485	$18,755	$(270)	(1)
Edge to Cloud	1,041	711	330	46	1,641	1,888	(247)	(13)
Total revenue	$10,394	$10,671	$(277)	(3)	$20,126	$20,643	$(517)	(3)
As a percentage of total revenue:
Partner Solutions	90%	93%			92%	91%
Edge to Cloud	10%	7%			8%	9%

Partner Solutions revenue

Partner Solutions revenue decreased $0.6 million or 6% for the three months ended June 30, 2022 compared to the same period in 2021. Partner Solutions revenue decreased $0.2 million or 1% for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in revenue for both periods is primarily attributable to lower sales in Asia and Europe that were partially offset by increased sales in North America.

Edge to Cloud revenue

Edge to Cloud revenue increased $0.3 million or 46% for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily attributable to the point-in-time revenue recognition of a significant performance obligation in one of our Edge to Cloud contracts.

Edge to Cloud revenue decreased $0.2 million or 13% for the six months ended June 30, 2022 compared to the same period in 2021. The year-over-year decrease is driven by the conclusion of our relationships with several smaller customers as we have strategically shifted our focus to larger customers and product development opportunities, partially offset by the large, one-time revenue recognition event during June 2022.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program. Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Partner Solutions	$1,247	$1,382	$(135)	(10)%	$2,827	$2,718	$109	4%
Partner Solutions gross margin	13%	14%		(1.0)	15%	15%		1.0
Edge to Cloud	$352	$(190)	$542	(285)%	$255	$67	$188	281%
Edge to Cloud gross margin	34%	(27)%		61.0	15%	4%		11.0
Total gross profit	$1,599	$1,192	$407	34%	$3,082	$2,785	$297	11%
Total gross margin	15%	11%		4.0	15%	14%		2.0

Partner Solutions gross profit and gross margin

Partner Solutions gross profit dollars and gross margin rate decreased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to customer and product mix.

Partner Solutions gross profit dollars and gross margin rate increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a large, high-margin order in 2022 that was not present in the comparative period.

Partner Solutions gross profit is impacted by rebate credits earned through Microsoft’s distributor incentives program. In accordance with program rules, we allocate 50% of the incentive earnings to reduce Partner Solutions cost of revenue with the remaining 50% utilized to offset qualified marketing expenses in the period the expenditures are approved. See Footnote 9 – Significant Risk Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit dollars and gross margin rate increased for the three months ended June 30, 2022 compared to the same period in 2021 driven by increased revenue in conjunction with a decreased cost of revenue related to employee salaries and benefits.

Edge to Cloud gross profit dollars and gross margin rate increased for the six months ended June 30, 2022 compared to the same period in 2021 driven primarily by decreased costs of revenue related to employee salaries and benefits.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,022	$2,148	$(126)	(6)	$4,165	$4,424	$(259)	(6)
Research and development	256	365	(109)	(30)	517	533	(16)	(3)
Total operating expenses	$2,278	$2,513	$(235)	(9)	$4,682	$4,957	$(275)	(6)
As a percentage of total revenue:
Selling, general and administrative	19%	20%			21%	21%
Research and development	2%	3%			3%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three and six months ended June 30, 2022 decreased compared to the same periods in 2021 driven by reduced professional services fees and personnel costs, partially offset by increased marketing costs.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses decreased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to increased capitalization of personnel costs partially offset by new product amortization expense. R&D expenses decreased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased capitalization of personnel costs.

Other income (loss), net

Other income (loss), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. The quarter-over-quarter and year-over-year decrease is due to the forgiveness of our Paycheck Protection Program ("PPP") loan in the second quarter of 2021, which was accounted for as a $1.6 million gain from extinguishment that did not reoccur in 2022.

Income taxes

Income taxes were not recorded for the quarterly and year-to-date periods ended June 30, 2022 and June 30, 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had $37.8 million of cash, cash equivalents, and restricted cash, reflecting a decrease of $2.2 million from December 31, 2021. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. There were no investments held at June 30, 2022.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $1.9 million for the six months ended June 30, 2022. The cash use was driven by the period’s net loss in conjunction with changes in working capital.

Cash Flows from Investing Activities

Investing activities used cash of approximately $0.3 million for the six months ended June 30, 2022. The cash used relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of approximately $0.1 million for the six months ended June 30, 2022. Cash use stemmed from the PSU cash settlement, partially offset by proceeds from the exercise of stock options.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases. See Footnote 5 – Leases for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, and cash generated from operations. We believe that our existing cash and cash equivalents are sufficient to meet our cash requirements for the foreseeable future.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021

Item 5.	Other Information

We have scheduled our 2022 annual meeting of shareholders (the “2022 Annual Meeting”) to be held on November 29, 2022 at 10:00 a.m. Pacific Time. The meeting will be held at our headquarters, 1415 Western Avenue, Suite 700, Seattle, Washington 98101. We established September 30, 2022 as the record date for determining shareholders entitled to notice of, and to vote at, the 2022 Annual Meeting.

Because the date of the 2022 Annual Meeting will be more than 30 days from the anniversary of our 2021 annual meeting of shareholders, the deadline for submission of proposals by shareholders for inclusion in our proxy materials in accordance with Rule 14a-8 under the Exchange Act, will be the close of business on August 31, 2022, which we have determined to be a reasonable time before we expect to begin to print and distribute our proxy materials prior to the 2022 Annual Meeting. Any such proposal must also meet the requirements set forth in the rules and regulations of the Exchange Act in order to be eligible for inclusion in the proxy materials for the 2022 Annual Meeting.

In accordance with our Bylaws, any shareholder who intends to nominate a person for election as a director or submit a proposal for inclusion at the 2022 Annual Meeting must provide notice (“Shareholder Notice”) on or before August 31, 2022. Any Shareholder Notice must comply with the specific requirements set forth in our Bylaws in order to be considered at the 2022 Annual Meeting. Any such proposal shall be mailed to: Bsquare Corporation, 1415 Western Avenue Suite 700, Seattle, WA 98101, Attn.: Secretary.

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

BSQUARE CORPORATION (Registrant)

Date: August 11, 2022	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory)