Form 10-Q
period 2022-09-30
BSQUARE CORP /WA
filed 2022-11-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of common stock outstanding as of October 31, 2022: 20,493,827

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,165	$39,529
Restricted cash	221	557
Short-term investments	10,677	—
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2022 and December 31, 2021	4,614	4,914
Contract assets	51	46
Prepaid expenses and other current assets	551	364
Total current assets	42,279	45,410
Property and equipment, net of accumulated depreciation	821	726
Right-of-use lease assets, net	1,340	1,598
Other non-current assets	24	24
Total assets	$44,464	$47,758
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$5,053	$4,628
Accounts payable	329	426
Accrued compensation	379	502
Other accrued expenses	191	219
Deferred revenue	346	944
Operating lease	351	357
Total current liabilities	6,649	7,076
Deferred revenue, long-term	43	194
Operating lease, long-term	1,107	1,363

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 20,493,827 and 20,374,406 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	172,637	172,397
Accumulated other comprehensive loss	(1,086)	(1,024)
Accumulated deficit	(134,886)	(132,248)
Total shareholders' equity	36,665	39,125
Total liabilities and shareholders' equity	$44,464	$47,758

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Partner Solutions	$7,557	$9,638	$26,042	$28,393
Edge to Cloud	849	1,008	2,490	2,896
Total revenue	8,406	10,646	28,532	31,289
Cost of revenue:
Partner Solutions	6,574	8,491	22,232	24,528
Edge to Cloud	697	827	2,083	2,648
Total cost of revenue	7,271	9,318	24,315	27,176
Gross profit	1,135	1,328	4,217	4,113
Operating expenses:
Selling, general and administrative	2,030	1,786	6,195	6,209
Research and development	259	408	776	941
Total operating expenses	2,289	2,194	6,971	7,150
Loss from operations	(1,154)	(866)	(2,754)	(3,037)
Other income (expense), net	29	(29)	116	1,575
Loss before income taxes	(1,125)	(895)	(2,638)	(1,462)
Income taxes	—	—	—	—
Net loss	$(1,125)	$(895)	$(2,638)	$(1,462)
Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.13)	$(0.09)
Shares used in per share calculations:
Basic and diluted	20,470	19,603	20,441	15,419

Net loss	$(1,125)	$(895)	$(2,638)	$(1,462)
Other comprehensive loss
Foreign currency translation, net of tax	(14)	37	(62)	(30)
Total other comprehensive (loss) income	(14)	37	(62)	(30)
Comprehensive loss	$(1,139)	$(858)	$(2,700)	$(1,492)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,638)	$(1,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	409
Stock-based compensation	298	596
Gain on extinguishment of PPP loan	—	(1,584)
Changes in operating assets and liabilities:
Accounts receivable	300	185
Contract assets	(5)	(33)
Prepaid expenses and other assets	(191)	(30)
Third-party software fees payable	425	(51)
Accounts payable and accrued expenses	(248)	(451)
Deferred revenue	(749)	(771)
Net cash used in operating activities	(2,497)	(3,192)
Cash flows from investing activities:
Additions to property and equipment	(406)	(375)
Purchases of short-term investments	(10,677)	—
Net cash from investing activities	(11,083)	(375)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance fees	—	31,936
Proceeds from exercise of stock options	79	68
Cash settlement of performance stock units	(137)	—
Net cash (used in) provided by financing activities	(58)	32,004
Effect of exchange rate changes on cash and cash equivalents	(62)	(30)
Net decrease in cash and cash equivalents	(13,700)	28,407
Cash, restricted cash, and cash equivalents, beginning of period	40,086	12,960
Cash, restricted cash, and cash equivalents, end of period	$26,386	$41,367

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612
Exercise of stock options	—	—	8,125	8	—	—	8
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	184	—	—	184
Net loss	—	—	—	—	—	(1,125)	(1,125)
Foreign currency translation adjustment, net of tax	—	—	—	—	(14)	—	(14)
Balance as of September 30, 2022	—	$—	20,493,827	$172,637	$(1,086)	$(134,886)	$36,665

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2021	—	$—	13,479,220	$140,494	$(1,035)	$(130,573)	$8,886
Exercise of stock options	—	—	11,875	14	—	—	14
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	72,206	—	—	—	—
Sale of common stock	—	—	6,793,798	31,576	—	—	31,576
Stock-based compensation	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	(895)	(895)
Foreign currency translation adjustment, net of tax	—	—	—	16	21	—	37
Balance as of September 30, 2021	—	$—	20,357,099	$172,318	$(1,014)	$(131,468)	$39,836

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	67,500	79	—	—	79
Issuance of common stock upon settlement of RSUs	—	—	51,921	—	—	—	—
Stock-based compensation	—	—	—	298	—	—	298
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(2,638)	(2,638)
Foreign currency translation adjustment, net of tax	—	—	—	—	(62)	—	(62)
Balance as of September 30, 2022	—	$—	20,493,827	$172,637	$(1,086)	$(134,886)	$36,665

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	37,380	68	—	—	68
Issuance of common stock upon settlement of RSUs	—	—	182,004	—	—	—	—
Sale of common stock	—	—	6,902,677	31,936	—	—	31,936
Stock-based compensation	—	—	—	596	—	—	596
Net loss	—	—	—	—	—	(1,462)	(1,462)
Foreign currency translation adjustment, net of tax	—	—	—	(8)	(22)	—	(30)
Balance as of September 30, 2021	—	$—	20,357,099	$172,318	$(1,014)	$(131,468)	$39,836

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2022 and our operating results and cash flows for the nine months ended September 30, 2022 and 2021. The accompanying financial information as of December 31, 2021 is derived from our audited financial statements as of that date.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,248,513	384,444	1,158,220	317,909
Equity awards	76,036	35,275	36,826	68,341

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$6,877	$821	$7,698	$8,294	$964	$9,258
Europe	100	28	128	68	44	112
Asia	580	—	580	1,276	—	1,276
Total	$7,557	$849	$8,406	$9,638	$1,008	$10,646

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$23,335	$2,407	$25,742	$23,372	$2,695	$26,067
Europe	253	83	336	275	201	476
Asia	2,454	—	2,454	4,746	—	4,746
Total	$26,042	$2,490	$28,532	$28,393	$2,896	$31,289

For the quarter ended September 30, 2022 and 2021, $7.7 million and $9.6 million of revenue was recorded at a point-in-time, and $0.7 million and $1.0 million of revenue was recorded over-time, respectively. For the nine months ended September 30, 2022 and 2021, $26.9 million and $28.4 million of revenue was recorded at a point-in-time, and $1.7 million and $2.9 million of revenue was recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2022 and 2021.

Significant changes in the contract assets and the deferred revenue balances during the three and nine months ended September 30, 2022were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$51	$46
Revenue recognized	—	50
Amounts collected or invoiced	—	(45)
Balance at end of period	$51	$51

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Deferred	Deferred
	Revenue	Revenue
Balance at beginning of period	$577	$1,138
Revenue recognized	(253)	(1,173)
Amounts collected or invoiced	65	424
Balance at end of period	$389	$389

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $3,000 and $4,000 for the three months ended September 30, 2022 and 2021, respectively, and was $12,000 and $57,000 for the nine months ended September 30, 2022 and 2021, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The satisfaction of performance obligations varies based on the nature of the underlying promise and the customer. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of September 30, 2022:

	Remainder of
	2022	2023	2024	2025	2026
Edge to Cloud	$326	$1,612	$1,330	$—	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash and Investments

Cash, cash equivalents, restricted cash and short-term investments consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$2,063	$2,506
Cash equivalents (see detail in Note 4)	24,102	37,023
Restricted cash (see detail in Note 4)	221	557
Total cash, cash equivalents and restricted cash	26,386	40,086
Short-term investments	10,677	—
Total cash, cash equivalents, restricted cash and short-term investments	$37,063	$40,086

The following table sets forth information regarding the amortized cost basis and fair value of our short-term investments that are classified as held-to-maturity ("HTM") (in thousands):

				Gross	Gross
	Amortized	Allowance for	Net carrying	unrealized	unrealized	Fair
	cost	credit losses	amount	gains	losses	value
U.S. treasury securities	$10,677	$—	$10,677	$—	$3	$10,674
Total	$10,677	$—	$10,677	$—	$3	$10,674

The contractual maturity of our HTM investments is within 100 days of September 30, 2022.

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

We classify our cash equivalents and restricted cash within Level 1 or Level 2 because we determine their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	September 30, 2022			December 31, 2021
	Quoted Prices in	Direct or		Quoted Prices in	Direct or
	Active Markets	Indirect		Active Markets	Indirect
	for Identical	Observable		for Identical	Observable
	Assets (Level 1)	Inputs (Level 2)	Total	Assets (Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$12,651	$—	$12,651	$37,023	$—	$37,023
U.S. treasury securities	—	11,451	11,451	—	—	—
Total cash equivalents	12,651	11,451	24,102	37,023	—	37,023
Restricted cash:
Money market funds	221	—	221	557	—	557
Total assets measured at fair value	$12,872	$11,451	$24,323	$37,580	$—	$37,580

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

Our leases have remaining terms of four to five years. Both of our leases contain renewal options. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle or Trowbridge, UK leases. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended	Nine Months Ended
Total component lease expense was as follows:	September 30, 2022	September 30, 2021
Operating leases	$271	$311
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$275	$311

The following table presents supplemental balance sheet information related to our operating leases as of September 30, 2022 and 2021 (dollars in thousands):

	September 30, 2022	September 30, 2021
Right-of-use lease assets	$1,340	$1,660

Current portion of operating lease liability	$351	$354
Operating lease liability, net of current portion	1,107	1,430
Total operating lease liabilities	$1,458	$1,784

Weighted average remaining lease term (years)	4.5	5.4
Weighted average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of September 30, 2022 (in thousands):

Years Ending December 31,
2022, remainder of year	$88
2023	356
2024	362
2025	352
2026	276
After 2026	164
Total minimum lease payments	1,598
Less: amount representing interest	(140)
Present value of lease liabilities	$1,458

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.9	4.9	4.9	4.9
Expected volatility	110%	111%	110%	111%
Risk-free interest rate	3.3%	0.6%	2.7%	0.6%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue — Edge to Cloud	$4	$6	$13	$30
Selling, general and administrative	178	188	279	515
Research and development	2	24	6	51
Total stock-based compensation expense	$184	$218	$298	$596

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Balance at December 31, 2021	1,664,014	$2.07	6.64	$405,223
Granted	91,500	1.66
Exercised	(67,500)	1.16
Forfeited	(65,604)	1.77
Expired	(63,213)	3.29
Balance at September 30, 2022	1,559,197	2.05	6.42	51,822
Vested and expected to vest at September 30, 2022	1,524,158	2.06	6.38	50,527
Exercisable at September 30, 2022	1,097,797	2.26	5.85	31,799

At September 30, 2022, total compensation cost related to stock options granted but not yet recognized, net of estimated forfeitures, was $169,706. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.9 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average grant-date fair value of options granted during the period	$1.40	$2.75	$1.66	$2.88
Options in-the-money (in shares)	222,373	629,272	222,373	629,272
Aggregate intrinsic value of options exercised during the period	$1.02	$1.20	$1.16	$1.88

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2021	34,614	$2.72
Granted	83,221	3.25
Vested	(51,921)	2.90
Forfeited	—	—
Unvested at September 30, 2022	65,914	3.25
Expected to vest after September 30, 2022	65,914	3.25

At September 30, 2022, total compensation cost not yet recognized related to granted RSUs was approximately $141,416, net of estimated forfeitures. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.5 years.

Performance Stock Units

In January 2021, we awarded PSUs to Messrs. Derrickson and Wheaton. The PSUs vest based on a combination of Bsquare's stock price performance and Messrs. Derrickson's and Wheaton's continued service. The first vesting measurement date was  January 5, 2022 and the final measurement date is  July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the three months ended September 30, 2022 and 2021, we recorded expense of approximately $8,100 and $17,000, respectively. For the nine months ended September 30, 2022 and 2021, we recorded expense of approximately $29,100 and $51,000, respectively. At September 30, 2022, total compensation cost not yet recognized related to granted PSUs was approximately $30,200 and will be amortized over a weighted-average period of approximately 2.8 years.

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

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2022:

September 30, 2022
Stock options outstanding	1,559,197
Restricted stock units and performance stock units outstanding	482,914
Stock options and restricted stock units available for future grant	926,051
Common stock reserved for future issuance	2,968,162

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of September 30, 2022, we have not recorded any loss contingency accruals.

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

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Partner Solutions:
Revenue	$7,557	$9,638	$26,042	$28,393
Cost of revenue	6,574	8,491	22,232	24,528
Segment gross profit	983	1,147	3,810	3,865

Edge to Cloud:
Revenue	849	1,008	2,490	2,896
Cost of revenue	697	827	2,083	2,648
Segment gross profit	152	181	407	248

Total gross profit	1,135	1,328	4,217	4,113

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets:
North America	$757	$1,430
Europe	145	177
Total long-lived assets	$902	$1,607

Total long-lived assets decreased due to the removal of fully-depreciated assets in North America.

9. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three and nine months ended September 30, 2022 and 2021.

GES Manufacturing Services (M) Sdn Bhd had accounts receivable balances of $652,000, or approximately 14.5% of total accounts receivable at September 30, 2022. No customers accounted for more than 10% of total accounts receivable at December 31, 2021.

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

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reductions to cost of revenue	$2	$26	$232	$236
Reductions to marketing expense	95	110	269	287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

More recently, our expertise and business prospects have shifted to cloud-connected devices that have been connected to create intelligent systems. This shift coincides with the overall growth of IoT technologies and with our customers’ recognition that connected intelligent devices create significant business opportunities. Device makers have increasingly specified their products not only to be connection-ready, but also to be enhanced by the breadth and depth of functionality that connection creates. We have taken to market a portfolio of products and services that we believe meets the needs of connected device makers. This portfolio captures our experience and our expertise can enable our customers to be more productive, flexible, and financially successful. And, in turn, our customers can then help make people and organizations more productive, improve quality of life, and reduce demands on the limited resources of our planet.

Key Highlights

Partner Solutions revenue was lower than anticipated in the third quarter as our customers continue to face supply chain issues. In addition, a few Microsoft products reached end of life and our customers did not elect to continue their product programs with new versions of Windows. The decrease also reflects lower sales in Asia.

We believe our Partner Solutions revenue is affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware/software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a relatively small number of key customers that help us gain credibility as a reliable technology partner. For example, we support Itron, Inc. with its intelligent utility grid. We believe our experience serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2022 and beyond.

Our focus on expense discipline has continued. Our selling, general and administrative expenses for the nine-month period ended September 30, 2022 were flat compared to the same period in 2021.

Throughout 2021 and through the third quarter of 2022, we invested in the development of new product offerings for our customers.  We recently updated our SquareOne product to include two pricing packages. SquareOne Essentials is an entry-level package available to those customers who do not require the full-suite of connected services, but still want to take advantage of SquareOne’s core functions. Devices that are enabled with SquareOne Essentials can be recovered in the event of a security breach or system failure and an in-place upgrade of the OS can be easily performed. SquareOne Premier is the full-suite, configurable IoT device management solution designed to remotely manage device fleets at scale. This multi-OS, end-to-end solution can be configured to securely monitor key device telemetry, set alerts, diagnose issues and deploy fixes—all remotely and in real-time.

In the first nine months of 2022, our product development investment totaled over $1.2 million, of which $0.4 million was capitalized on the balance sheet as internally developed software and the remainder is captured on the statement of operations as research and development expense.

During the quarter, we invested $22.1 million in treasury bills to take advantage of rising interest rates. Approximately $11.4 million of the investment had a maturity of less than 90 days as of September 30, 2022 and is classified as a cash equivalent on the balance sheet. The remaining investment of $10.7 million had a maturity of just over 90 days and is classified as a short-term investment.

Cash, cash equivalents, restricted cash and short-term investments totaled $37.1 million on September 30, 2022, a decrease of $3.0 million since December 31, 2021.

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

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022.   The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. We do not expect the Act to have a material impact on our consolidated financial statements.

Results of Operations

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenue	$8,406	$10,646	$(2,240)	(21)	$28,532	$31,289	$(2,757)	(9)
Total cost of revenue	7,271	9,318	(2,047)	(22)	24,315	27,176	(2,861)	(11)
Gross profit	1,135	1,328	(193)	(15)	4,217	4,113	104	3
Operating expenses	2,289	2,194	95	4	6,971	7,150	(179)	(3)
Loss from operations	(1,154)	(866)	(288)	33	(2,754)	(3,037)	282	(9)
Other income, net	29	(29)	58	(200)	116	1,575	(1,459)	(93)
(Loss) income before income taxes	(1,125)	(895)	(230)	26	(2,638)	(1,462)	(1,176)	80
Income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(1,125)	$(895)	$(230)	26	$(2,638)	$(1,462)	$(1,176)	80

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended September 30, 2022 decreased compared to the same period in 2021, primarily due to decreased sales in our Partner Solutions segment in North America and Asia, as well as decreased revenue in our  the Edge to Cloud segment.

Total revenue for the nine months ended September 30, 2022 decreased compared to the same period in 2021 due to decreased sales in our Partner Solutions segment in Asia and a decrease in the Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Partner Solutions	$7,557	$9,638	$(2,081)	(22)	$26,042	$28,393	$(2,351)	(8)
Edge to Cloud	849	1,008	(159)	(16)	2,490	2,896	(406)	(14)
Total revenue	$8,406	$10,646	$(2,240)	(21)	$28,532	$31,289	$(2,757)	(9)
As a percentage of total revenue:
Partner Solutions	90%	91%			91%	91%
Edge to Cloud	10%	9%			9%	9%

Partner Solutions revenue

Partner Solutions revenue decreased $2.1 million or 22% for the three months ended September 30, 2022 compared to the same period in 2021. Partner Solutions revenue decreased $2.4 million or 8% for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in revenue for both periods is primarily attributable to lower sales in Asia. It also reflects that our customers continue to face supply chain issues, have not continued with new versions of Microsoft products that have reached end of life, and discounted pricing structures by various Microsoft distributors.

Edge to Cloud revenue

Edge to Cloud revenue decreased $0.2 million or 16% for the three months ended September 30, 2022 compared to the same period in 2021. The decrease is primarily due to non-recurring professional services revenue recognized in the third quarter of 2021.

Edge to Cloud revenue decreased $0.4 million or 14% for the nine months ended September 30, 2022 compared to the same period in 2021. The year-over-year decrease is driven by the conclusion of our relationships with several smaller customers as we have strategically shifted our focus to larger customers and product development opportunities, partially offset by a large, one-time revenue recognition event that occurred in June 2022.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program. Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Partner Solutions	$983	$1,147	$(164)	(14)%	$3,810	$3,865	$(55)	(1)%
Partner Solutions gross margin	13%	12%		1.0	15%	14%		1.0
Edge to Cloud	$152	$181	$(29)	(16)%	$407	$248	$159	64%
Edge to Cloud gross margin	18%	18%		—	16%	9%		8.0
Total gross profit	$1,135	$1,328	$(193)	(15)%	$4,217	$4,113	$104	3%
Total gross margin	14%	13%		1.0	15%	13%		2.0

Partner Solutions gross profit and gross margin

Partner Solutions gross margin rate increased for the three and nine months ended September 30, 2022 compared to the same period in 2021 primarily due to customer and product mix. Partner Solutions gross profit dollars decreased in both the three and nine month periods, commensurate with the revenue decreases in those periods.

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

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit dollars and gross margin rate  for the three months ended September 30, 2022 were essentially flat compared to the same period in 2021.

Edge to Cloud gross profit dollars and gross margin rate increased for the nine months ended September 30, 2022 compared to the same period in 2021 driven primarily by decreased costs of revenue. The prior period included amortization expense related to intangible assets that were fully amortized as of December 31, 2021.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,030	$1,786	$244	14	$6,195	$6,209	$(14)	(0)
Research and development	259	408	(149)	(37)	776	941	(165)	(18)
Total operating expenses	$2,289	$2,194	$95	4	$6,971	$7,150	$(179)	(3)
As a percentage of total revenue:
Selling, general and administrative	24%	17%			22%	20%
Research and development	3%	4%			3%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three months ended September 30, 2022 increased compared to the same period in 2021 driven by increased marketing costs. SG&A expenses for the nine months ended September 30, 2022 were essentially flat to the same period in 2021.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increased capitalization of personnel costs partially offset by new product amortization expense.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. Other income (expense), net was essentially flat for the three months ended September 30, 2022 compared to the same period in 2021. The year-over-year decrease for the nine months ended September 30, 2022 compared to the same period in 2021 is due to the forgiveness of our Paycheck Protection Program ("PPP") loan in the second quarter of 2021, which was accounted for as a $1.6 million gain from extinguishment that did not reoccur in 2022.

Income taxes

Income taxes were not recorded for the quarterly and year-to-date periods ended September 30, 2022 and September 30, 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had $37.1 million of cash, cash equivalents, restricted cash, and short-term investments, reflecting a decrease of $3.0 million from December 31, 2021. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Cash equivalent investments held at September 30, 2022 totaled $11.4 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $2.5 million for the nine months ended September 30, 2022. The operating cash use was driven by the period’s net loss of $2.6 million, increased by non-cash adjustments of $0.6 million, and reduced by $0.5 million of changes in working capital items. The largest working capital change was a decrease of deferred revenue, reflecting revenue recognition for which payment had been received in a prior period. Additionally, accounts receivable decreased, reflecting a source of cash for the period. Accounts receivable changes are largely driven by the timing of customer payments.

Cash Flows from Investing Activities

Investing activities used cash of approximately $11.1 million for the nine months ended September 30, 2022. During the quarter, we invested $10.7 million in treasuries with a maturity date of December 31, 2022. These are reflected as short-term investments on the balance sheet. The remaining cash used in investing activities relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of approximately $0.1 million for the nine months ended September 30, 2022. Cash use was due to the PSU cash settlement, partially offset by proceeds from the exercise of stock options.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases. See Footnote 5 – Leases for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers, and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, short-term investments, and cash generated from operations. We believe that our existing cash, cash equivalents and short-term investments are sufficient to meet our cash requirements for the foreseeable future.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BSQUARE CORPORATION (Registrant)

Date: November 10, 2022	By:	/s/ Christopher Wheaton
Christopher Wheaton
Chief Financial and Operating Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signatory)