Form 10-K
period 2022-12-31
BSQUARE CORP /WA
filed 2023-03-07
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022 was approximately $22.0 million and was determined using the closing price of our common stock on that same date per the NASDAQ Stock Market ($1.28). The number of shares of common stock outstanding as of February 28, 2023: 20,164,310.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to shareholders in connection with the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BSQUARE CORPORATION

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on this Form 10-K (“Form 10-K”) are not purely historical statements, discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “seeks” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

1)	risks associated with the operation of our business generally, including:
a)	customer demand for our services and solutions;
b)	investing in new products and services;
c)	increasing operating efficiencies and improving our cost structure and business outlook;
d)	effectively competing in a highly competitive market;
e)	the lingering economic effects of the COVID-19 pandemic and the possible resurgence of the virus;
f)	protecting our customers’ and our data and information;
g)	risks from international operations including fluctuations in exchange rates;
h)	obtaining favorable pricing to reflect services provided;
i)	adapting to changes in technologies and offerings;
j)	risk of loss of one or more significant software vendors;
k)	making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
l)	maintaining effective internal controls; and
m)	changes to tax levels, audits, investigations, tax laws or their interpretation;
2)	the impact of the general economy and economic and political uncertainty on our business;
3)	risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
4)	risks associated with managing growth organically and through acquisitions;
5)	legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and
6)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

Bsquare develops and deploys technologies for the makers and operators of connected devices. Fleets of these devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

Since our founding in 1994, Bsquare has helped embedded device manufacturers (“Original Equipment Manufacturers” or “OEMs”) with their operating and system software. For most of our history, we operated at the intersection of hardware and software, helping our customers select, develop, and configure system software for a variety of purpose-built devices, from point-of-sale systems to healthcare equipment to hospitality, gaming, and more. Our expertise in hardware, device configuration, and operating systems became essential to our customers’ design cycles and purchasing decisions. As our customers deployed ever-larger fleets of devices, our understanding of the requirements for large-scale device operations increased.

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

Embedded Operating System Software and Services

Customers engage us because of our technical expertise in device operating system (“OS”) image development and configuration, device software development and testing, and our experience in embedded and mobile systems design. Our long and successful history as a Microsoft Corporation (“Microsoft”) embedded OS distribution and technology partner is a source of many customer opportunities. We believe working with Bsquare engineers can result in shorter development cycles, faster time-to-market, lower overall development costs, and a more robust product. Our software and configuration services are designed to help ensure that our customers’ devices are secure, updateable, and operable as part of a connected IoT system. A decade ago, our customers typically built devices on a single OS. Today, they increasingly have a multi-OS product strategy. Accordingly, we believe that the need for our embedded OS expertise and services is expanding and accelerating. We recognize revenue and cost of sales for this segment of our business under the name “Partner Solutions”.

Our target market for OS software and services includes makers of connected, intelligent devices such as point-of-sale terminals, kiosks, tablets and handheld data collection devices, smart vending machines, ATMs, essential equipment in buildings and facilities environments, digital signs, and healthcare, and entertainment devices. These devices work on a variety of operating systems, including the most common: Windows IoT, Android, and Linux. They are deployed in various cloud environments, such as Microsoft Azure, Amazon Web Services (“AWS”), or Google Cloud, and are typically connected to a network via a wired or wireless connection. Our customers for these smart devices include world-class OEMs, original design manufacturers (“ODMs”), silicon vendors, and peripheral vendors.

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

Our target market for our IoT operations service and software includes our OS and software OEM customers as well as companies that purchase from those OEMs and operate their devices as a fleet. This market represents business and industrial segments in a wide range of vertical markets such as retail, point of sale, medical equipment, gaming, buildings and facilities management, manufacturing, robotics, utility management, and transportation. The IoT market continues to evolve as companies understand the possibilities and economics of IoT technology and operations. Increasingly, customers are realizing that IoT operations are not core competencies of their business and that outsourcing operations can lower costs, reduce downtime, and mitigate the reputational risk of security and operational failures.

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

OS Configuration Services

We offer a suite of services to help customers specify and configure the OS software (Windows IoT, Linux, and Android) for their device based on their unique hardware configuration, application software, security policies, and operating environment. Our best practices ensure their OS software is configured to be secure, recoverable, upgradable, and updatable.  OS configuration services are typically of interest to new customers seeking to implement Windows IoT on a new product.

Device Management Solutions

For customers seeking to deploy, operate, and centrally manage their devices as part of a fleet or IoT system, we offer SquareOne, a software as a service (“SaaS”) product. SquareOne captures workflows to be stored and managed centrally and deployed as needed for the purposes of secure remote device management. The product supports devices running Windows, Linux, and Android operating systems and supports Intel’s VPro technology. Our solution unlocks the data and telemetry on devices to provide secure, accurate, and reliable intelligence. SquareOne registers and maps embedded devices to provide heartbeat monitoring, telemetry analysis, content updates, and preventative maintenance routines, which helps connected device fleets to become simultaneously secure, intelligent, and efficiently managed.

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

Our product portfolio is composed of solutions that are highly complementary across our customers’ product lifecycles. Supplying a customer with OS configuration services and OS licensing put us in a unique position to sell SquareOne.

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

Our OEM Distribution Agreement with Microsoft for the sale of Microsoft Windows IoT operating systems is currently restricted to North America. As a result, the majority of our revenue continues to be generated from North America. Revenue generated from customers located outside of North America was approximately 8% of total revenue in 2022 and 14% in 2021.

Human Capital

We had a total employee headcount of 44 on December 31, 2022, with 25 people located in North America and 19 in the United Kingdom. As compared to December 31, 2021, our total employee headcount was smaller by nine.

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

Risks Related to Our Business Operations

If we are not successful in developing and delivering competitive product and services offerings that keep pace with technological changes and needs, or if our products and services fail to gain or maintain traction with potential customers, our business would be negatively impacted.

Throughout 2022, we continued to update our product strategy to bring to market technologies and related services that build on our history of helping our customers deploy and operate intelligent devices. While we will continue to meet customer commitments previously made, we are developing new products and services that may expand our opportunities in the IoT market. The attractiveness of these new offerings remains uncertain, as does the size of the investment required to bring them to fruition. Our strategy to focus on the IoT market is subject to a number of additional risks and the occurrence of any of them could harm our business:

•	The significant investment of time and financial and other corporate resources required;
•	Customer acceptance of our IoT-related product and service offerings;
•	Our ability to cross sell customers;
•	The ROI model for IoT, which has proven to be elusive for many customers, could further delay adoption of IoT solutions by the market;
•	Because IoT services are a relatively new offering, the sales cycle may be longer than we anticipate, and;
•	We may be unable to grow our IoT-related services business rapidly enough to reach profitability in 2023.

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

Our efforts to reduce unnecessary or excessive costs continued throughout 2022, with particular emphasis on personnel costs, in order to better align our organizational structure with our strategic focus. Factors which may affect the potential operating efficiencies we realize from our restructuring plans include the adverse impact of job eliminations, uncertainties associated with loss of customer and vendor confidence, potential negative impact on sales and customer service as well as factors outside of our control such as changes in the economic environment. We may not realize the anticipated benefits under our restructuring plans, which could result in additional restructuring efforts. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

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

The competition in the growing market for IoT-related software and engineering services is significant. Further, we anticipate that we will encounter and attract competitive attention from a number of new software and service providers as we continue to focus on this market in 2022 and beyond, and as we expand our IoT-related service offerings. We currently face, or expect to face, competition from the following:

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

The possible resurgence of the COVID-19 pandemic or a different variation of the virus or pandemic could create ongoing uncertainty for Bsquare and our customers, and for the overall global business environment.

The global spread of the COVID-19 pandemic, including the spread of variants, and related containment efforts created significant economic disruption. A resurgence of the pandemic or variations of the virus or other pandemics could expose us to a number of potential risks to our business. During 2022, we fully reopened our offices for personnel who are comfortable working in an office setting, but a significant number of our personnel continue to work from home. We offer a significant percentage of our employees flexibility in the amount of time they work in an office on a regular basis. While we have learned during the COVID-19 pandemic that we can work effectively remotely, the partial return to in-office work and the transition to permanent remote working arrangements for some employees may present operational and workplace culture challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations. Our ongoing efforts to safely keep open our offices may also expose our employees, customers and other third parties to health risks and us to associated liability, and they will involve additional financial burdens. Similarly, many of our customers, vendors and other third parties with which we conduct business are adjusting to permanent remote or hybrid work arrangements and dealing with other challenges. Closures of manufacturing facilities and warehouses, or staffing shortages, continue to disrupt supply and distribution chains. Our customers could continue to experience a slow-down in demand for their products, decreased budgets, or delayed business initiatives, further reducing the need for our software and services. If our customers’ global supply chains are disrupted because of COVID-19, they may not be able to meet demands for their end-product and they may reduce or eliminate their purchases from us for an uncertain period of time, if not permanently. Our customers may be slow to collect from their customers or otherwise face liquidity problems, which may cause delays in satisfaction of their financial obligations to us. Some of our customers may be forced to reduce their workforce through layoffs or furloughs, to cease operations temporarily, or, in extreme cases, declare bankruptcy. In those situations, disruptions to our business could range from a loss of key customer relationships to an inability to timely collect potentially significant receivables.

We have experienced a reduction in sales in our Partner Solutions segment since the second quarter of 2020, which we believe is primarily the result of the pandemic. The adverse effects of the COVID-19 pandemic on our financial results may continue for an unknown time. The extent, depth, and duration of the impact of the COVID-19 pandemic on our operational and financial performance will depend on many factors, including new variants of the coronavirus that causes COVID-19. Specifically, our customers’ demand for our products is uncertain and is likely affected by disruptions in their component supply chains, their own sales cycles, their industry verticals, their ability to sell through traditional distribution channels, their ability to convene or attend employee or industry events, or other factors created and made persistent by the uncertain COVID-19 environment. The decline in Partner Solutions revenue experienced in 2021 and 2022 suggests the effect of these disruptions can be significant. The lingering economic effects of COVID-19, even after resolution of the immediate public health crisis, may result in adverse conditions for our business that may impact our financial condition or results.

Our international operations expose us to greater intellectual property, management, collections, regulatory and other risks.

Customers outside of North America generated approximately 8% of our total revenue in 2022 and 14% in 2021. We currently have operations outside of North America and in the United Kingdom (“U.K.”). Our international activities and operations expose us to a number of risks, including the following:

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

Uncertain economic and political conditions in the U.S. and worldwide have from time to time contributed, and may in the future contribute, to volatility in the technology industries at large, particularly in an emerging market such as IoT. These economic conditions can arise suddenly, including the recent rise in inflation, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. These factors could potentially result in reduced demand for our products and services as a result of constraints on IT-related capital spending by our customers; purchasing delays; payment delays adversely affecting our cash flow and revenue; and difficulty in accurate budgeting and planning. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate, we may experience material impacts on our business, operating results and financial condition.

Large customers with significant resources may resort to litigation to recoup economic loss and other damages caused by what those customers perceive to be a deficiency in our products or a breach in our contractual arrangements.

We have a number of larger customers that have entered into longer-term contracts for our products and services. Further, we have in the past actively engaged with those customers to retool our previously delivered products and to improve our previous agreements. Despite these efforts and investments, new issues may arise, or previous problems may re-occur, causing these customers to choose to initiate litigation against us. While we have no indication that these customers intend to pursue litigation, a decision to do so could cause us to incur significant defense costs, which would be significantly distracting, and may damage our reputation in our markets.

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

Risks Related to Tax and Legal Matters

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

We did not generate taxable income in 2022 or 2021 and, as a result, we were unable to use our net operating loss and tax credit carryforwards with respect to such tax years. In addition, Sections 382 and 383 of the Internal Revenue Code restrict the ability of a corporation that undergoes an ownership change to use net operating loss and tax credit carryforwards. We have performed analyses of possible ownership changes which included consideration of a third-party study, and do not believe that an ownership change, as defined by Section 382, has occurred. However, if a tax law ownership change has occurred of which we are not aware, or if a tax law ownership change occurs in the future, we may have to adjust the valuation of our deferred tax assets and could be at risk of having to pay income taxes notwithstanding the existence of our sizable carryforwards. Further, to the extent that we have utilized our carryforwards from prior years, the existence of a previous tax law ownership change that we did not account for could result in liability for back taxes, interest, and penalties. If we are unable to utilize our carryforwards and/or if we previously utilized carryforwards to which we were not entitled, it would negatively impact our business, financial condition and operating results.

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

Risks Related to Our Common Stock

Our common stock has experienced and may continue to experience price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

Stock markets are subject to significant price and volume fluctuations that may be unrelated to the operating performance of particular companies and the market price of our common stock may therefore frequently change as a result. Our stock price has at times appeared to be disassociated with our financial condition or results of operations. The market price of our common stock has fluctuated in the past and may continue to fluctuate substantially due to a variety of other factors, including quarterly fluctuations in our results of operations (including as a result of fluctuations in our revenue recognition), our ability to execute on our current growth strategy in a timely fashion, announcements about technological innovations or new products or services by us or our competitors, market acceptance of new products and services offered by us, developments in the IoT market, changes in our relationships with our suppliers or customers, our ability to meet analysts’ expectations, changes in the information technology environment, changes in earnings estimates by analysts, sales of our common stock by existing holders and the loss of key personnel. Possible exogenous incidents and trends may also impact capital markets and our own common stock prices, including but not limited to foreign and cross border altercations, political unrest, cyberterrorism on a global scale, and increasingly disruptive weather systems.

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

We lease a 6,780 square-foot facility in downtown Seattle, Washington. We also lease 8,217 square feet of office space in Trowbridge, England, U.K. See Footnote 8 – Leases for additional information.

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

Holders

As of February 28, 2023, there were 108 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to determine the total number of shareholders represented by these holders of record.

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

2022 Key Highlights

Continued supply chain disruptions and other macroeconomic factors affected the ordering patterns of our Partner Solutions customers in 2022, resulting in a year-over-year revenue decrease in that segment. We believe our Partner Solutions revenue is also affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware/software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a relatively small number of key customers that help us gain credibility as a reliable technology partner. For example, we support Itron, Inc. with its intelligent utility grid. We believe our experience serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2023 and beyond.

Our focus on expense discipline continued in 2022. As planned, we made targeted and strategic investments in marketing, which was the primary driver of the year-over-year increase in our selling, general and administrative expenses.

Throughout 2021 and 2022, we invested in the development of new product offerings for our customers. In 2022, our product development investment totaled over $1.5 million, of which $0.5 million was capitalized as internally developed software and the remainder is captured on the consolidated statement of operations and comprehensive loss as research and development expense. We experienced a year-over-year decrease in research and development expenses because in 2022 a larger portion of those expenses related to product development and, accordingly, were capitalized and reflected on the consolidated balance sheet.

During the fourth quarter of 2022, we executed a reduction in force ("RIF") as part of broader efforts to align our cost base with our 2023 strategic and operating priorities, which include breakeven operations. Our headcount was reduced by nearly 20% and we incurred $0.2 million of expense related to one-time termination benefits provided to impacted employees.

In the fourth quarter of 2022, we also announced a plan to repurchase up to $5 million of our common stock (the "Share Repurchase Plan"). The Share Repurchase Plan is intended to return value to shareholders without compromising our ability to pursue organic growth or strategic alternatives. During the fourth quarter of 2022, we repurchased 178,857 shares for approximately $0.2 million.

Our cash, cash equivalents, restricted cash and short-term investments decreased by $4.5 million during 2022. The decrease was driven primarily by operations and, to a lesser degree, the investment in new product offerings and the share repurchase program.

Cash will be invested strategically to grow our business and enhance our value proposition to customers.

Critical Accounting Estimates

Revenue recognition

Our revenue recognition accounting methodology contains uncertainties because it requires us to make significant estimates and assumptions, and to apply judgment. For example, for arrangements that have multiple performance obligations, we must exercise judgment and use estimates in order to (1) determine whether performance obligations are distinct and should be accounted for separately; (2) determine the standalone selling price of each performance obligation; (3) allocate the transaction price among the various performance obligations on a relative standalone selling price basis; and (4) determine whether revenue for each performance obligation should be recognized at a point in time or over time. For revenue recognized over-time, we use either the input or output method, whichever most faithfully depicts the transfer of goods or services.

Our contracts with customers sometimes include promises to transfer multiple products and services, such as professional services, a perpetual or term software license, and support and maintenance. A performance obligation is a promise in a contract with a customer to transfer products or services that are concluded to be distinct. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price (“SSP”) for each performance obligation.

Judgment is required to determine the SSP for each distinct performance obligation. Where possible, we determine SSP based on list prices or other observable inputs. In instances where SSP is not directly observable, we determine the SSP using information that may include internal costs, market conditions, and other observable inputs. In some cases, when the selling price is highly uncertain or variable, we may utilize the residual method to determine SSP. When using the residual method the SSP of a performance obligations is calculated by subtracting the sum of the SSPs of all other goods and services promised under the contract from the total transaction price.

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

Results of Operations - Year-over-Year Comparison

The following table presents our summarized results of operations for the periods indicated. Our historical operating results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$36,487	$40,367	$(3,880)	(10)%
Cost of revenue	31,034	34,952	(3,918)	(11)%
Gross profit	5,453	5,415	38	1%
Operating expenses	9,719	9,307	412	4%
Loss from operations	(4,266)	(3,892)	(374)	(10)%
Other income, net	408	1,650	(1,242)	(75)%
Loss before income taxes	(3,858)	(2,242)	(1,616)	(72)%
Income tax expense	—	—	—	0%
Net loss	$(3,858)	$(2,242)	$(1,616)	(72)%

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services. Total revenue decreased in 2022 compared to 2021, due to decreased sales in our Partner Solutions segment, primarily in North America and Europe, as well as decreased revenue in our Edge to Cloud segment.

Additional revenue details are as follows:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Revenue:
Partner Solutions	$33,119	$36,516	$(3,397)	(9)%
Edge to Cloud	3,368	3,851	(483)	(13)%
Total revenue	$36,487	$40,367	$(3,880)	(10)%
As a percentage of total revenue:
Partner Solutions	91%	90%
Edge to Cloud	9%	10%

Partner Solutions revenue

Partner solutions revenue decreased $3.4 million or 9% in 2022 compared to 2021. We believe customer demand for embedded operating systems was adversely impacted by supply chain disruptions and economic uncertainty.

Edge to Cloud revenue

Edge to Cloud revenue decreased $0.5 million or 13% in 2022 compared to 2021. The first quarter of 2021 included a significant amount of one-time revenue recognition that that did not recur in 2022. In addition, our relationships with some smaller customers concluded and we have strategically shifted our focus to a small number of key customers and product development opportunities.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software royalties payable to third-party vendors, net of rebate credits earned through Microsoft's distributor incentive program.

Cost of revenue for Edge to Cloud revenue consists primarily of salaries, benefits, rebillable expenses, and, in 2021, amortization of certain intangible assets related to acquisitions. These intangibles were fully amortized as of December 31, 2021.

Gross profit and gross margin were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Partner Solutions gross profit	$4,856	$5,038	$(182)	(4)%
Partner Solutions gross margin	15%	14%	—	1.0
Edge to Cloud gross profit	$597	$377	$220	58%
Edge to Cloud gross margin	18%	10%	—	8.0
Total gross profit	$5,453	$5,415	$38	1.0%
Total gross margin	15%	13%	—	2.0
(1) For gross margin, amounts represent percentage point change.

Partner Solutions gross profit and gross margin

The year-over-year decline in Partner Solutions gross profit was driven by lower third-party software sales, partially offset by an improvement in gross margin rate driven by a large high-margin sale and higher rebate recognition compared to the prior period.

Partner Solutions gross profit is impacted by rebate credits earned through Microsoft’s distributor incentives program. Based on the nature of the incentives, we record a portion of them as a reduction of Partner Solutions cost of revenue with the remaining portion recognized as an offset to qualified marketing expenses during the period in which the expenditure claims are approved. See Footnote 12 – Significant Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit dollars and gross margin rate increased in 2022 compared to 2021 driven by decreased costs of revenue. The prior period included amortization expense related to intangible assets that were fully amortized as of December 31, 2021.

Operating expenses

Operating expenses were as follows:

	Year Ended December 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Operating expenses:
Selling, general and administrative	$8,472	$8,003	$469	6%
Research and development	1,042	1,304	(262)	(20)%
Restructuring	205	—	205	100%
Total operating expenses	$9,719	$9,307	$412	4%
As a percentage of total revenue:
Selling, general and administrative	23%	20%
Research and development	3%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (such as consulting, legal, audit and tax). SG&A expenses increased in 2022 compared to 2021 due to an increase in marketing expenditures, partially offset by a decrease in selling costs and professional fees.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and benefits for software development and quality assurance personnel, and contractor and consultant costs. R&D expenses decreased in 2022 compared to 2021 due to increased capitalization of personnel costs, partially offset by new product amortization expense.

Restructuring

During the fourth quarter of 2022 we executed a RIF as part of broader efforts to align our cost base with our 2023 strategic and operating priorities, which include breakeven operations. Our headcount was reduced by nearly 20%, and we recorded expenses of $0.2 million to one-time termination benefits provided to impacted employees.

Other income (loss), net

Other income and loss typically consist primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, gains and losses on foreign exchange transactions and other items. During the second quarter of 2021, we recorded on the consolidated statement of operations and comprehensive loss, a $1.6 million gain on the extinguishment of debt related to the forgiveness of our Paycheck Protection Program loan. In 2022, other income is primarily comprised of interest income from our investments in US treasuries.

Income taxes

Income tax expense was not recorded in either 2022 or 2021.

Results of Operations - Quarter-over-Quarter Comparison

The following is a discussion of our fourth quarter 2022 results as compared to our third quarter 2022 results.

Revenue for the quarter was $8.0 million, a decrease of $0.5 million or 5% from the third quarter of 2022, driven primarily by a decline in the Partner Solutions segment.

Gross profit increased $0.1 million driven by gross margin rate improvement in both segments. The margin rate improvement in Partner Solutions was driven by increased rebate recognition and the rate improvement in Edge to Cloud was due to the increase in revenue combined with a slight decrease in cost of revenue.

Total operating expenses for the quarter were $2.7 million, an increase of $0.5 million compared to the third quarter of 2022. The increase was driven by marketing expenses and a restructuring charge related to the fourth quarter reduction in force action.

Interest income for the fourth quarter was primarily comprised of interest income on our investments. We began  making investments late in the third quarter of 2022 and, as such, interest income for that period is less because our investments were in place for less time.

In the fourth quarter of 2022, the Company announced a plan to repurchase up to $5 million of its common stock. The plan is intended to return value to shareholders without compromising the Company’s ability to pursue organic growth or strategic alternatives. During the quarter, we repurchased 178,857 shares for approximately $0.2 million.

Liquidity and Capital Resources

Overview

As of December 31, 2022 we had $35.6 million of cash, cash equivalents, restricted cash and short-term investments, compared to $40.1 million at December 31, 2021 reflecting a decrease of approximately $4.5 million. We generally invest our excess cash in high quality marketable investments. These investments generally include corporate notes and bonds, commercial paper and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Cash equivalent investments held at December 31, 2022 totaled $33.2 million. Cash equivalent investments held at December 31, 2021 totaled $37.0 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash flows from operating activities

Operating activities used cash of approximately $3.7 million during the year ended December 31, 2022. The cash use was primarily driven by a net loss, adjusted for non-cash items of $0.8 million, a decrease in deferred revenue of $0.9 million, and changes in working capital of $0.2 million.

Cash flows from investing activities

Investing activities used cash of $0.4 million during the year ended December 31, 2022. The cash use related primarily to property and equipment additions in the form of internally developed software, partially offset by proceeds from short-term investments.

Cash flows from financing activities

Financing activities used cash of $0.3 million during the year ended December 31, 2022. This cash use was driven by the cash settlement of PSUs and repurchase of the Company’s common stock, partially offset by proceeds from the exercise of stock options. See Footnote 10 – Shareholders’ Equity.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases, see Footnote 8 – Leases for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers, and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, short-term investments and cash generated from operations. We believe that our existing cash and cash equivalents are sufficient to meet our cash requirements for the foreseeable future.

Recently Issued Accounting Standards

See Note 1, “Description of Business and Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

BSQUARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bsquare Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Bsquare Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Edge to Cloud Revenue Recognition

As described in Notes 1 and 2 to the consolidated financial statements, the Edge to Cloud revenue stream comprises multiple performance obligations, and may include professional services, a perpetual or term software license, and support and maintenance. Due to the multiple element nature of the Company’s contracts, appropriate revenue recognition requires the Company to exercise significant judgment in the following areas:

●	Determination of how to account for a new or amended contract under the contract modification guidance of ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”).
●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus combined, such as software licenses and related services.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., variable consideration and material right).

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for significant Edge to Cloud customer agreements was extensive and required a high degree of auditor judgment and subjectivity in applying and evaluating the results of our audit procedures. These were the principal considerations that led us to determine that the matter was a critical audit matter.

The primary procedures we performed to address this critical audit matter are as follows:

●	We evaluated management's significant accounting policies related to the Edge to Cloud revenue stream for reasonableness.
●	For any significant new or amended contracts entered into during the audit period, we obtained and evaluated management’s application of Topic 606 to the applicable contract(s). As part of this evaluation, we performed the following procedures:
o	Obtained and read contract source documents for each significant new or amended contract entered into during the year, including master agreements, and other documents that were part of the original agreement or contract modification.
o	Assessed whether management has properly accounted for the new or amended contracts appropriately under Topic 606.
o	Analyzed the contract to determine if arrangement terms with the potential to have an impact on revenue recognition were identified and properly considered in management’s evaluation of the accounting for the contract.
o	Assessed management's identification of distinct performance obligations based on the terms of the contract.
o	Evaluated the reasonableness of management's methodology and assumptions in determining estimates of stand-alone selling prices for products and services that are not sold separately. We performed testing of the completeness and accuracy of reports used in determining the estimated stand-alone selling prices.
o	Evaluated the total transaction price determined by management based on the terms of the contract, including any variable consideration, and recalculated the allocation of the total transaction price to each distinct performance obligation based on respective standalone selling prices.

●	Evaluated when the customer obtained control of each performance obligation and the timing of revenue recognized as either over time or at a point in time.
●	Tested the mathematical accuracy of management's calculations of recognized revenue and the associated timing of revenue recognized in the consolidated financial statements. Obtained invoices, cash receipts, and proof of delivery.

/s/ Moss Adams LLP

Seattle, Washington

March 7, 2023

We have served as the Company’s auditor since 2006.

BSQUARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$35,414	$39,529
Restricted cash	221	557
Short-term investments	7	—
Accounts receivable, net of allowance for doubtful accounts of $50 at December 31, 2022 and December 31, 2021	3,985	4,914
Prepaid expenses and other current assets	410	364
Contract assets	—	46
Total current assets	40,037	45,410
Property and equipment, net of accumulated depreciation	813	726
Deferred tax assets	—	—
Right-of-use lease assets, net	1,297	1,598
Other non-current assets	24	24
Total assets	$42,171	$47,758
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$4,073	$4,628
Accounts payable	414	426
Accrued compensation	430	502
Other accrued expenses	232	219
Deferred revenue	201	944
Operating leases	362	357
Total current liabilities	5,712	7,076
Deferred revenue, long-term	9	194
Operating leases, long-term	1,051	1,363
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized; 20,337,906 and 20,374,406 issued and outstanding on December 31, 2022 and December 31, 2021, respectively	172,558	172,397
Accumulated other comprehensive loss	(1,053)	(1,024)
Accumulated deficit	(136,106)	(132,248)
Total shareholders' equity	35,399	39,125
Total liabilities and shareholders' equity	$42,171	$47,758

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Partner Solutions	$33,119	$36,516
Edge to Cloud	3,368	3,851
Total revenue	36,487	40,367
Cost of revenue:
Partner Solutions	28,263	31,478
Edge to Cloud	2,771	3,474
Total cost of revenue	31,034	34,952
Gross profit	5,453	5,415
Operating expenses:
Selling, general and administrative	8,472	8,003
Research and development	1,042	1,304
Restructuring	205	—
Total operating expenses	9,719	9,307
Loss from operations	(4,266)	(3,892)
Other income, net	408	1,650
Loss before income taxes	(3,858)	(2,242)
Income taxes	—	—
Net loss	$(3,858)	$(2,242)
Basic and diluted loss per share	$(0.19)	$(0.13)
Shares used in per share calculations:
Basic and diluted	20,449	16,640
Comprehensive loss:
Net loss	$(3,858)	$(2,242)
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(29)	(39)
Total other comprehensive (loss) income	(29)	(39)
Comprehensive loss	$(3,887)	$(2,281)

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	—	13,235,038	$139,726	$(992)	$(130,006)	$8,728
Exercise of stock options	—	—	37,380	68	—	—	68
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	199,311	—	—	—	—
Sale of common stock	—	—	6,902,677	31,936	—	—	31,936
Stock-based compensation	—	—	—	674	—	—	674
Net loss	—	—	—	—	—	(2,242)	(2,242)
Foreign currency translation adjustment, net of tax	—	—	—	(7)	(32)	—	(39)
Balance as of December 31, 2021	—	—	20,374,406	172,397	(1,024)	(132,248)	39,125
Exercise of stock options	—	—	69,631	81	—	—	81
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	72,726	—	—	—	—
Repurchase of common stock	—	—	(178,857)	(203)	—	—	(203)
Stock-based compensation	—	—	—	420	—	—	420
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(3,858)	(3,858)
Foreign currency translation adjustment, net of tax	—	—	—	—	(29)	—	(29)
Balance as of December 31, 2022	—	—	20,337,906	$172,558	$(1,053)	$(136,106)	$35,399

See notes to consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,858)	$(2,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	485
Accretion of discount on investments	(87)	—
Stock-based compensation	420	674
Gain on extinguishment of PPP loan	—	(1,584)
Changes in operating assets and liabilities:
Accounts receivable	929	1,263
Prepaid expenses and other assets	(52)	167
Contract assets	46	(46)
Third-party software fees payable	(555)	(1,830)
Accounts payable and accrued expenses	(71)	(275)
Deferred revenue	(928)	(978)
Net cash used in operating activities	(3,721)	(4,366)
Cash flows from investing activities:
Additions to property and equipment	(522)	(474)
Proceeds from maturity of short-term investments	10,750	—
Purchases of short-term investments	(10,670)	—
Net cash used in investing activities	(442)	(474)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance fees	—	31,936
Proceeds from exercise of stock options	81	68
Cash settlement of performance stock units	(137)	—
Repurchases of common stock	(203)	—
Net cash (used in) provided by financing activities	(259)	32,004
Effect of exchange rates on cash	(29)	(38)
Net increase in cash, restricted cash, and cash equivalents	(4,451)	27,126
Cash, restricted cash, and cash equivalents, beginning of year	40,086	12,960
Cash, restricted cash, and cash equivalents, end of year	$35,635	$40,086

See notes to consolidated financial statements.

BSQUARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Description of business

Bsquare Corporation ("Bsquare", "we", "us" or "the Company") develops and deploys technologies for the makers and operators of connected devices. These fleets of business-oriented devices, often called the Internet of Things (IoT), offer a powerful means to connect organizations, people, information, and ideas. Hundreds of millions of connected devices have already been deployed and it is estimated that billions more will be. Despite their growing prevalence, these devices and the systems in which they operate remain a significant source of complexity, unplanned and often uncontrolled expense, and operational risk. Our customers are undergoing a massive change in their business practices and Bsquare provides technology that helps them capture the value of connected devices and reduces the cost and risk of doing so.

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

Standards issued and not yet implemented

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 is effective for reporting periods beginning after December 15, 2022. Topic 326 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles ("GAAP") with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2023. We do not expect the new credit loss standard to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted per share amounts (in thousands):

	Year Ended December 31,
	2022	2021
Weighted average common shares outstanding, basic	20,449	16,640
Dilutive potential common shares	—	—
Weighted average common shares outstanding, diluted	20,449	16,640

Common stock equivalent shares of approximately 1,189,460 and 480,000 were excluded from the computation of diluted per share amounts for the years ended December 31, 2022 and 2021, respectively, because their effect was anti-dilutive.

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

Capitalized software development costs, discussed below under the Internally developed software heading, is also classified as property and equipment on our consolidated balance sheet.

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

Research and development

Research and development costs are expensed as incurred except as noted below under the heading Internally developed software. Research and development costs include compensation and benefit costs for engineering and product development personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions, or upgrading and enhancing existing solutions, that do not qualify for capitalization.

Internally developed software

We incur certain costs associated with the development of internal-use software, which are primarily related to activities performed to develop our SaaS solutions. Internal and external costs incurred in the preliminary project stage of internal-use software development are expensed as incurred. Once the software being developed has reached the application development stage, qualifying internal costs including payroll and payroll-related costs of employees who are directly associated with, and devote time to, the project are capitalized. Capitalization ceases at the point at which the developed software is substantially complete and ready for its intended use, which is typically upon completion of all substantial testing. Capitalized software development costs are classified as property and equipment on our consolidated balance sheet. We capitalized $0.5 million and $0.4 million in 2022 and 2021, respectively.

Qualifying capitalized software development costs are amortized over the software asset’s estimated useful life. Amortization expense is classified as research and development on our consolidated statement of operations. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2022 and 2021.

Advertising costs

All costs of advertising are expensed as incurred.  Advertising expense was approximately $861,000 and $375,000 in 2022 and 2021, respectively. A portion of these expenses are offset by rebates received from Microsoft. See Footnote 12 - Significant Concentrations for additional information.

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the requisite service period and we account for forfeitures of stock-based awards as they occur. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair value of performance stock units ("PSUs") is estimated at the grant date based on the fair value of each vesting tranche as calculated by a Monte Carlo simulation.

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

We apply judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2022, we determined that we would not release, in full or in part, the valuation allowance against our U.S. gross deferred tax assets.

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

Edge to Cloud

We analyze each customer contract within the Edge to Cloud segment and determine revenue recognition through the following steps: (i) identification of the contract, or contracts, with a customers; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price, including variable consideration that is properly constrained; (iv) allocation of the transaction price to the performance obligations in the contracts; and (v) recognition of revenue when (point-in-time) or as (over-time) we satisfy performance obligations.

Our contracts with customers sometimes include promises to transfer multiple products and services, such as professional services, a perpetual or term software license, and support and maintenance. A performance obligation is a promise in a contract with a customer to transfer products or services that are concluded to be distinct. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment. We allocate the transaction price to each distinct performance obligation based on the estimated standalone selling price (“SSP”) for each performance obligation.

Judgment is required to determine the SSP for each distinct performance obligation. Where possible, we determine SSP based on list prices or other observable inputs. In instances where SSP is not directly observable, we determine the SSP using information that may include internal costs, market conditions, and other observable inputs. In some cases, when the selling price is highly uncertain or variable, we may utilize the residual method to determine SSP. When using the residual method the SSP of a performance obligations is calculated by subtracting the sum of the SSPs of all other goods and services promised under the contract from the total transaction price.

Going concern

In connection with preparing financial statements for each annual and interim reporting period, the Company's management evaluates whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Management has concluded that the Company has sufficient cash and cash equivalents to meet its obligations and continue as a going concern within one year after the date the consolidated financial statements are issued.

2.	Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographical area:
North America	$30,165	$3,265	$33,430	$31,226	$3,615	$34,841
Europe	303	103	406	360	236	596
Asia	2,651	—	2,651	4,930	—	4,930
Total	$33,119	$3,368	$36,487	$36,516	$3,851	$40,367

For the years ended December 31, 2022 and 2021, $34.2 million and $38.1 million of revenue was recorded at a point-in-time, respectively. For each of the years ended December 31, 2022 and 2021, $2.3 million of revenue was recorded over-time.

Contract Balances

We receive payments from customers based upon contractual billing schedules. Our average customer payment terms range from 30 - 60 days. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. We had no asset impairment charges related to contract assets during 2022 or 2021. Contract liabilities, presented as deferred revenue on our consolidated balance sheet, include payments received in advance of performance under the contract and are recognized as revenue when performance obligations are satisfied.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	December 31, 2021
Receivables	$3,985	$4,914
Short-term contract assets	—	46
Short-term contract liabilities (deferred revenue)	201	944
Long-term contract liabilities (deferred revenue)	9	194

Our accounts receivable balance as of January 1, 2021 was $6,177,000, net of an allowance for doubtful accounts of $50,000.

Significant changes in the balances of contract assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$46	$456
Revenue recognized	49	181
Amounts invoiced	(45)	(135)
Reclassifications and other	(50)	(456)
Balance at end of period	$—	$46

	Year Ended December 31,
	2022	2021
	Contract	Contract
	Liabilities	Liabilities
Balance at beginning of period	$1,138	$2,116
Revenue recognized	(1,495)	(1,977)
Amounts invoiced	617	999
Reclassifications and other	(50)	—
Balance at end of period	$210	$1,138

Contract acquisition costs

We capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. We capitalized contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $14,000 and $61,000 for fiscal years ended December 31, 2022 and December 31, 2021, respectively. There were no asset impairment charges for contract acquisition costs for the periods noted above.

Transaction Price Allocated To Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands). The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of December 31, 2022.

	2023	2024	2025	2026	2027	Thereafter
Edge to Cloud	$1,612	$1,330	$—	$—	$—	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the 'as-invoiced' practical expedient which permits revenue recognition upon invoicing.

3.	Cash and Investments

Cash, cash equivalents, restricted cash and short-term investments consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$2,243	$2,506
Cash equivalents (see detail in Note 4)	33,171	37,023
Restricted cash (see detail in Note 4)	221	557
Total cash, cash equivalents and restricted cash	35,635	40,086
Short-term investments	7	—
Total cash, cash equivalents, restricted cash and short-term investments	$35,642	$40,086

4.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2022
	Quoted Prices in
	Active Markets for	Direct or Indirect
	Identical Assets	Observable
	(Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$13,461	$—	$13,461
U.S. treasury securities	19,710	—	19,710
Total cash equivalents	33,171	—	33,171
Restricted cash:
Money market funds	221	—	221
Total assets measured at fair value	$33,392	$—	$33,392

	December 31, 2021
	Quoted Prices in
	Active Markets for	Direct or Indirect
	Identical Assets	Observable
	(Level 1)	Inputs (Level 2)	Total
Assets
Cash equivalents:
Money market funds	$37,023	$—	$37,023
Total cash equivalents	37,023	—	37,023
Restricted cash:
Money market funds	557	—	557
Total assets measured at fair value	$37,580	$—	$37,580

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$594	$691
Office furniture and equipment	141	146
Leasehold improvements	184	187
Internally developed software	1,139	583
Total	2,058	1,607
Less: Accumulated depreciation and amortization	(1,245)	(881)
Property and equipment, net of accumulated depreciation and amortization	$813	$726

Depreciation and amortization expense related to these assets was $435,000 and $485,000 in 2022 and 2021, respectively.

6.	Other Income and Loss

Other income and loss consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Interest income	$394	$34
Other income (loss)	14	1,616
Total other income (loss)	$408	$1,650

We obtained a $1.6 million loan (the "PPP Loan") from JPMorgan Chase Bank, N.A. (the “Lender”) under the Paycheck Protection Program ("PPP") in April 2020 (the “Note”). In April 2021, we applied for forgiveness of this loan in accordance with the program, and in  June 2021, we received confirmation that the loan principal (and related accrued interest) was forgiven in its entirety. The gain on loan forgiveness is included in other income (loss), net on the consolidated statement of operations and comprehensive loss for the year ended  December 31, 2021, and as a gain on extinguishment of debt in the consolidated statement of cash flows for the year ended  December 31, 2021.

7.	Income Taxes

Pre-tax loss consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
U.S.	$(1,852)	$(820)
Foreign	(2,006)	(1,422)
Total	$(3,858)	$(2,242)

Income tax expense consisted of the following (in thousands):

Year Ended December 31,
	2022	2021
Current taxes:
Federal	$—	$—
State and local	—	—
Foreign	—	—
Current taxes	—	—
Deferred taxes:
Federal	—	—
State and local	—	—
Foreign	—	—
Deferred taxes	—	—
Total	$—	$—

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$17,309	$19,230
Research and development credit carryforwards	2,302	2,747
Capitalized research and development	(31)	—
Stock-based compensation	377	382
Accrued expenses and reserves	38	58
Depreciation and amortization	37	-
Deferred revenue	53	107
Lease liability	289	318
Other	46	7
Gross deferred tax assets	20,420	22,849
Less: valuation allowance	(20,161)	(22,544)
Net deferred tax assets	259	305

Deferred tax liabilities:
Depreciation and amortization	—	(16)
Right-of-use asset	(259)	(289)
Net deferred tax assets	$—	$—

Net deferred tax assets and liabilities were recorded as follows (in thousands):

December 31,
	2022	2021
Deferred tax assets, non-current	$—	$—
Deferred tax liability, non-current	—	—
Net deferred tax assets	$—	$—

As of December 31, 2022, our deferred tax assets were primarily the result of U.S. net operating loss, research and development credit carryforwards and stock-based compensation expense. We have applied a full valuation allowance against the U.S. deferred tax assets in the U.S. and foreign jurisdictions.

We use judgment as to the appropriate weighting of all available evidence when assessing the need for the establishment or the release of valuation allowances. As part of this analysis, we examine all available evidence on a jurisdiction-by-jurisdiction basis and weigh the positive and negative information when determining the need for full or partial valuation allowances. The evidence considered for each jurisdiction includes, among other items, (i) the historical levels of income or loss over a range of time periods that extends beyond the two years presented, (ii) the historical sources of income and losses, (iii) the expectations and risk associated with underlying estimates of future taxable income, (iv) the expectations and risk associated with new product offerings and uncertainties with the timing of future taxable income, and (v) prudent and feasible tax planning strategies. Based on the analysis conducted as of December 31, 2022, we determined that we would maintain a full valuation allowance against our U.S. gross deferred tax assets.

The provision for income taxes differed from the amount of expected income tax expense determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as follows (in thousands, except percentages):

	Year Ended December 31,
	2022		2021
U.S. Federal tax benefit at statutory rates	$(811)	21.0%	$(471)	21.0%
Impact of:
State income tax	(71)	1.8	(83)	3.7
International operations	218	(5.7)	28	(1.3)
Stock-based compensation	32	(0.8)	93	(4.2)
Valuation allowance	(2,383)	61.7	429	(19.1)
Expiration of tax attributes	3,000	(77.7)	311	(13.9)
PPP loan forgiveness	—	—	(333)	14.9
Other, net	15	(0.4)	26	(1.1)
Tax expense and effective tax rate	$—	0.0%	$—	0.0%

At December 31, 2022, we had approximately $73.7 million of federal and $14.1 million of state net operating loss carryforwards, which have begun to expire. Of the federal net operating loss carryforwards, approximately $50.9 million will expire by 2037 and $22.8 million are indefinite. We also have approximately $2.3 million of tax credit carryforwards, which have begun to expire. Use of these carryforwards may subject us to an annual limitation due to Section 382 of the U.S. Internal Revenue Code that restricts the ability of a corporation that undergoes an ownership change to use its carryforwards. Under the applicable tax rules, an ownership change occurs if holders of more than five percent of an issuer’s outstanding common stock, collectively, increase their ownership percentage by more than 50 percentage points over a rolling three-year period. We have performed analyses of possible ownership changes in the past, which included consideration of third-party studies, and do not believe that an ownership change of more than 50 percentage points has occurred.

We have evaluated all the material income tax positions taken on our income tax filings to various tax authorities, and we determined that we did not have unrealized tax benefits related to uncertain tax positions recorded at December 31, 2022 and 2021.

Because of net operating loss and tax credit carryforwards, substantially all of our tax years remain open and subject to examination.

8.	Leases

In December 2019, we entered into an operating lease agreement for a new corporate office facility in Seattle, Washington. The term of the lease is 87 months, with a rent date starting on May 1, 2020 and the lease term ending on July 31, 2027. The lease has renewal option that can be exercised 9-15 months prior to the end of current term. The renewal option is for a 60-month period.

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

	Twelve months ended
Total component lease expense was as follows (in thousands):	December 31, 2022	December 31, 2021
Operating leases	$370	$450
Supplemental cash flow information related to leases was as follows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$377	$452

Supplemental balance sheet information related to leases was as follows (dollars in thousands):	December 31, 2022	December 31, 2021
Operating leases:
Right-of-use	$1,297	$1,598
Current portion of operating leases liability	362	357
Operating leases liability, net of current portion	1,051	1,363
Total operating leases liabilities	$1,413	$1,720
Weighted average remaining lease term (in years)	4.25	5.18
Weighted average discount rate	8.5%	8.5%

Future operating lease commitments are as follows (in thousands):

As of December 31, 2022, maturities of lease liabilities were as follows:	Operating leases
Years Ended December 31,
2023	$364
2024	371
2025	360
2026	276
2027	164
Total minimum lease payments	$1,535
Less: amount representing imputed interest	(122)
Present value of lease liabilities	$1,413

9.	Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 8 - Leases.

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

Stock-based compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, and we account for forfeitures as they occur. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of PSUs is estimated at the grant date based on the fair value of each vesting tranche as calculated by a Monte Carlo simulation. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Dividend yield	0%	0%
Expected life (in years)	5.9	4.9
Expected volatility	96%	111%
Risk-free interest rate	2.9%	1.0%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Cost of revenue — Edge to Cloud	$12	$35
Selling, general and administrative	401	625
Research and development	7	14
Total stock-based compensation expense	$420	$674
Per basic and diluted share	$0.02	$0.04

Stock option activity

The following table summarizes stock option activity:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Number of Shares	Exercise Price	(in years)	Intrinsic Value
Balance at December 31, 2020	1,786,891	$3.10	7.75	$330,831
Granted	195,000	2.76
Exercised	(36,130)	1.88
Forfeited	(180,592)	1.95
Expired	(101,155)	3.24
Balance at December 31, 2021	1,664,014	2.07	6.64	$405,223
Granted	112,000	1.57
Exercised	(69,631)	1.16
Forfeited	(97,867)	1.53
Expired	(69,238)	3.21
Balance at December 31, 2022	1,539,278	2.05	5.17	$43,783
Vested and expected to vest at December 31, 2022	1,539,278	2.05	5.17	43,783
Exercisable at December 31, 2022	1,169,731	$2.22	4.53	$31,617

At December 31, 2022, total compensation cost related to stock options granted but not yet recognized was approximately $137,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.9 years.

The following table summarizes certain additional information about stock options:

	Year Ended December 31,
	2022	2021
Weighted average grant-date fair value for options granted during the year	$1.21	$2.86
Vested options in-the-money	237,720	327,476
Aggregate intrinsic value of options exercised during the year	$2,057	$1.88

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options that were exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted stock unit activity

The following table summarizes RSU activity:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2020	164,697	$1.48
Granted	90,343	2.72
Vested	(199,311)	1.83
Forfeited	(21,115)	1.48
Unvested at December 31, 2021	34,614	2.72
Granted	83,221	3.25
Vested	(72,726)	3.00
Forfeited	—	—
Unvested at December 31, 2022	45,109	3.25
Expected to vest after December 31, 2022	45,109	$3.25

At December 31, 2022, total compensation cost not yet recognized related to granted RSUs was approximately $62,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.4 years.

Performance Stock Units

In January 2021, we awarded PSUs to our CEO and CFO. The PSUs vest based on a combination of Bsquare's stock price performance and continued employment. The first vesting measurement date was January 5, 2022 and the final measurement date is July 5, 2025. We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the years ended December 31, 2022 and 2021, we recorded expense of approximately $36,000 and $77,000, respectively. At December 31, 2022, total compensation cost not yet recognized related to granted PSUs was approximately $23,300 and will be amortized over a weighted-average period of approximately 2.5 years.

In January 2022, the Compensation Committee of the Board of Directors (the "Committee") amended the PSU agreements, updating the definition of stock price performance, and reducing the total number of PSUs available to the CEO and CFO by 50,000 and 33,333 shares of common stock, respectively (the "2021 Shares"). In lieu of any claim to the 2021 Shares, each of the CEO and CFO received in February 2022 a cash settlement in an amount equal to the number of 2021 Shares multiplied by the closing price per share on January 5, 2022. Because the cash settlement was equal to the fair value of the 2021 Shares, we recognized the cash settlement as a charge to equity in the amount paid to settle the 2021 Shares.

Common stock reserved for future issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of December 31, 2022:

Stock options outstanding	1,539,278
Restricted stock units and performance stock units outstanding	461,776
Stock options available for future grant	905,551
Common stock reserved for future issuance	2,906,605

Common Stock Sales

In the second and third quarters of 2021, we sold 108,879 and 6,793,798 shares of our common stock, respectively, pursuant to a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Securities Act") filed in  March 2021. We received proceeds of approximately $31,936,000, net of issuance costs of $1,157,000. The issued shares and total paid-in capital are reflected in the consolidated statement of shareholders' equity.

Share Repurchase Program

In November 2022, the our Board of Directors authorized a share repurchase program (the “Program”) pursuant to which we can repurchase up to $5.0 million of our common stock. The Program has an expiration date of June 30, 2023, but provides for termination at any time.

A summary of common stock repurchase activity for the twelve months ended December 31, 2022 is presented in the following table:

	Year Ended December 31,
	2022	2021
Shares repurchased	178,857	—
Total cost of shares repurchased	$202,947	$—

11.	Employee Benefit Plan

We maintain a Profit Sharing and Deferred Compensation Plan, the BSQUARE Corporation 401(k) Plan and Trust (the “Profit Sharing Plan”) under Section 401(k) of the Internal Revenue Code. Substantially all full-time employees are eligible to participate in the Profit-Sharing Plan. We typically elect to match the participants’ contributions to the Profit-Sharing Plan up to a certain amount subject to vesting. Participants will receive their share of the value of their investments, and any applicable vested match, upon retirement or termination. We made matching contributions of $175,000 and $200,000 in 2022 and 2021, respectively.

12.	Significant Concentrations

Significant customer

No customers accounted for 10% or more of total revenue and accounts receivable during 2022 or 2021.

Significant supplier

We are authorized to sell Microsoft Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries.

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

Microsoft currently offers a distributor incentives program through which we earn rebates pursuant to predefined objectives related to sales of Microsoft Windows IoT operating systems. Based on the nature of the incentives, we record a portion of the incentive earnings as a reduction to Partner Solutions cost of revenue with the remaining portion recorded as an offset to qualified marketing expenses in the period the expenditures are claimed and approved.

Under this incentive program, we recorded earnings credits as follows (in thousands):

	Year Ended December 31,
	2022	2021
Reductions to Partner Solutions cost of revenue	$327	$311
Reductions to marketing expense	290	373

13.	Information about Operating Segments and Geographic Areas

Our operations are conducted in two reportable segments: Partner Solutions and Edge to Cloud. We define our segments as those operations whose results the chief operating decision maker regularly reviews to analyze performance and allocate resources. We operate within a single industry segment of computer software and services.

We measure the results of our segments using, among other measures, each segment's revenue and gross profit. Information for our segments is provided in the following table (in thousands):

	Year Ended December 31,
	2022	2021
Partner Solutions:
Revenue	$33,119	$36,516
Cost of revenue	28,263	31,478
Segment gross profit	4,856	5,038

Edge to Cloud:
Revenue	3,368	3,851
Cost of revenue	2,771	3,474
Segment gross profit	597	377

Total gross profit	$5,453	$5,415

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total property and equipment, net by geographic area (in thousands):

	December 31,
	2022	2021
Property and equipment, net:
North America	$813	$723
Europe	—	3
Total property and equipment, net	$813	$726

14.	Restructuring

On December 5, 2022, we enacted a RIF as part of broader efforts to align our cost base with our 2023 strategic and operating priorities. We reduced our headcount by nearly 20% and recorded restructuring expense of $0.2 million, primarily consisting of severance payments, employee benefits and related costs.

15.	Subsequent Events

The Company performed a review of events subsequent to the consolidated balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of shareholders which will be filed with the SEC no later than 120 days after December 31, 2022 (our "2022 Proxy Statement").

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

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

BSQUARE CORPORATION

Date:	March 7, 2023	By:	/S/ RALPH C. DERRICKSON
Ralph C. Derrickson President and Chief Executive Officer

Date:	March 7, 2023	By:	/S/ CHERYL A. WYNNE
Cheryl A. Wynne Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Ralph C. Derrickson and Cheryl A. Wynne, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 7, 2023, on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RALPH C. DERRICKSON	President and Chief Executive Officer
Ralph C. Derrickson	(Principal Executive Officer)

/S/ CHERYL A. WYNNE	Chief Financial Officer
Cheryl A. Wynne	(Principal Financial Officer)

/S/ RYAN L. VARDEMAN	Chairman of the Board
Ryan L. Vardeman

/S/ ROBERT J. CHAMBERLAIN	Director
Robert J. Chamberlain

/S/ BERNEE D.L. STROM	Director
Bernee D.L. Strom

/S/ MARY JESSE	Director
Mary Jesse