Form 10-Q
period 2023-03-31
BSQUARE CORP /WA
filed 2023-05-11
CIK 1054721

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding as of April 30, 2023: 19,986,485

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,520	$35,414
Restricted cash	221	221
Short-term investments	26,211	7
Accounts receivable, net of allowance for doubtful accounts of $50 at March 31, 2023 and December 31, 2022	4,764	3,985
Contract assets	138	51
Prepaid expenses and other current assets	701	410
Total current assets	39,555	40,088
Property and equipment, net of accumulated depreciation	737	813
Right-of-use lease assets, net	1,234	1,297
Other non-current assets	24	24
Total assets	$41,550	$42,222
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$4,273	$4,073
Accounts payable	165	414
Accrued compensation	322	430
Other accrued expenses	258	232
Deferred revenue	179	252
Operating lease	367	362
Total current liabilities	5,564	5,763
Deferred revenue, long-term	7	9
Operating lease, long-term	981	1,051

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 20,075,395 and 20,337,906 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	172,232	172,558
Accumulated other comprehensive loss	(1,057)	(1,053)
Accumulated deficit	(136,177)	(136,106)
Total shareholders' equity	34,998	35,399
Total liabilities and shareholders' equity	$41,550	$42,222

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Partner Solutions	$7,267	$9,132
Edge to Cloud	874	600
Total revenue	8,141	9,732
Cost of revenue:
Partner Solutions	6,187	7,552
Edge to Cloud	669	697
Total cost of revenue	6,856	8,249
Gross profit	1,285	1,483
Operating expenses:
Selling, general and administrative	1,449	2,143
Research and development	284	261
Total operating expenses	1,733	2,404
Loss from operations	(448)	(921)
Other income (expense), net	377	33
Loss before income taxes	(71)	(888)
Income taxes	—	—
Net loss	$(71)	$(888)
Basic and diluted loss per share	$(0.00)	$(0.05)
Shares used in per share calculations:
Basic and diluted	20,197	16,665

Net loss	$(71)	$(888)
Other comprehensive loss
Foreign currency translation, net of tax	(4)	3
Total other comprehensive (loss) income	(4)	3
Comprehensive loss	$(75)	$(885)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(71)	$(888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	88
Accretion of discount on investments	(182)	—
Stock-based compensation	15	75
Changes in operating assets and liabilities:
Accounts receivable	(779)	124
Contract assets	(87)	29
Prepaid expenses and other assets	(293)	(454)
Third-party software fees payable	200	348
Accounts payable and accrued expenses	(331)	214
Deferred revenue	(75)	26
Net cash used in operating activities	(1,470)	(438)
Cash flows from investing activities:
Additions to property and equipment	(57)	(138)
Purchases of short-term investments	(26,022)	—
Net cash from investing activities	(26,079)	(138)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	65
Cash settlement of performance stock units	—	(137)
Repurchases of common stock	(366)	—
Net cash used in financing activities	(341)	(72)
Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net decrease in cash and cash equivalents	(27,894)	(645)
Cash, restricted cash, and cash equivalents, beginning of period	35,635	40,087
Cash, restricted cash, and cash equivalents, end of period	$7,741	$39,442

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31, 2023	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	20,337,906	$172,558	$(1,053)	$(136,106)	$35,399
Exercise of stock options	—	—	24,167	25	—	—	25
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	16,960	—	—	—	—
Repurchase of common stock	—	—	(303,638)	(366)	—	—	(366)
Stock-based compensation	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	(71)	(71)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4)	—	(4)
Balance as of March 31, 2023	—	$—	20,075,395	$172,232	$(1,057)	$(136,177)	$34,998

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	54,167	65	—	—	65
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	75	—	—	75
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(888)	(888)
Foreign currency translation adjustment, net of tax	—	—	—	—	3	—	3
Balance as of March 31, 2022	—	$—	20,445,880	$172,400	$(1,021)	$(133,136)	$38,243

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2023 and our operating results and cash flows for the three months ended March 31, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from our audited financial statements as of that date.

These unaudited financial statements and related notes should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Stock options	1,216,055	991,588
Restricted stock units	25,555	22,898

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$6,883	$809	$7,692	$8,205	$563	$8,768
Europe	75	65	140	91	37	128
Asia	309	—	309	836	—	836
Total	$7,267	$874	$8,141	$9,132	$600	$9,732

For the quarters ended March 31, 2023 and 2022, $7.4 million and $9.3 million of revenue was recorded at a point-in-time, and $0.7 million and $0.4 million of revenue was recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Our average customer payment terms range from 30 - 60 days. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three months ended March 31, 2023 and 2022.

Significant changes in the contract assets and the deferred revenue balances were as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$—	$46
Revenue recognized	132	16
Amounts invoiced	(45)	(45)
Reclassifications and other	51	—
Balance at end of period	$138	$17

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Deferred	Deferred
	Revenue	Revenue
Balance at beginning of period	$210	$1,138
Revenue recognized	(154)	(269)
Amounts collected or invoiced	80	295
Reclassifications and other	50	—
Balance at end of period	$186	$1,164

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $11,250 and $4,000 for the three months ended March 31, 2023 and 2022, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The satisfaction of performance obligations varies based on the nature of the underlying promise and the customer. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of March 31, 2023:

	Remainder of
	2023	2024	2025	2026	2027
Edge to Cloud	$1,447,321	$1,338,649	$—	$—	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash and Investments

Cash, cash equivalents, restricted cash and short-term investments consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$2,092	$2,243
Cash equivalents (see detail in Note 4)	5,428	33,171
Restricted cash (see detail in Note 4)	221	221
Total cash, cash equivalents and restricted cash	7,741	35,635
Short-term investments	26,211	7
Total cash, cash equivalents, restricted cash and short-term investments	$33,952	$35,642

The following table sets forth information regarding the amortized cost basis and fair value of our short-term investments that are classified as held-to-maturity ("HTM") (in thousands):

				Gross	Gross
	Amortized	Allowance for	Net carrying	unrealized	unrealized	Fair
	cost	credit losses	amount	gains	losses	value
U.S. treasury securities	$26,211	$—	$26,211	$13	$—	$26,224
Total	$26,211	$—	$26,211	$13	$—	$26,224

The contractual maturity of our HTM investments is within 200 days of March 31, 2023.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and restricted cash within Level 1 because we determine their fair values using quoted market prices.

Assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below (in thousands):

	March 31, 2023		December 31, 2022
	Quoted Prices in		Quoted Prices in
	Active Markets		Active Markets
	for Identical		for Identical
	Assets (Level 1)	Total	Assets (Level 1)	Total
Assets
Cash equivalents:
Money market funds	$5,428	$5,428	$13,461	$13,461
U.S. treasury securities	—	—	19,710	19,710
Total cash equivalents	5,428	5,428	33,171	33,171
Restricted cash:
Money market funds	221	221	221	221
Total assets measured at fair value	$5,649	$5,649	$33,392	$33,392

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

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended	Three Months Ended
Total component lease expense was as follows:	March 31, 2023	March 31, 2022
Operating leases	$101	$75
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$110	$77

The following table presents supplemental balance sheet information related to our operating leases as of March 31, 2023 and 2022 (dollars in thousands):

	March 31, 2023	March 31, 2022
Right-of-use lease assets	$1,234	$1,522

Current portion of operating lease liability	$367	$358
Operating lease liability, net of current portion	981	1,286
Total operating lease liabilities	$1,348	$1,644

Weighted-average remaining lease term (years)	4.0	4.9
Weighted-average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of March 31, 2023 (in thousands):

Years Ending December 31,
2023, remainder of year	$276
2024	373
2025	362
2026	276
2027	164
Total minimum lease payments	1,451
Less: amount representing interest	(103)
Present value of lease liabilities	$1,348

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

	Three Months Ended March 31,
	2023	2022
Dividend yield	0%	0%
Expected life (years)	5.9	4.9
Expected volatility	96%	111%
Risk-free interest rate	2.9%	1.8%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue — Edge to Cloud	$2	$6
Selling, general and administrative	12	66
Research and development	1	3
Total stock-based compensation expense	$15	$75

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Balance at December 31, 2022	1,539,278	$2.05	5.17	$43,783
Granted	—	—
Exercised	(24,167)	1.02
Forfeited	(40,026)	1.39
Expired	(92,839)	2.75
Balance at March 31, 2023	1,382,246	2.05	5.39	25,642
Vested and expected to vest at March 31, 2023	1,382,246	2.05	5.39	25,642
Exercisable at March 31, 2023	1,133,477	2.16	4.87	18,908

At March 31, 2023, total compensation cost related to stock options granted but not yet recognized was $91,300. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.9 years. The following table summarizes certain information about stock options:

	Three Months Ended March 31,
	2023	2022
Weighted average grant-date fair value of options granted during the period	$—	$1.84
Options in-the-money (in shares)	203,316	312,661
Aggregate intrinsic value of options exercised during the period	$3,616	$1.20

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2022	45,109	$3.25
Granted	—	—
Vested	(16,960)	3.25
Forfeited	(7,692)	3.25
Unvested at March 31, 2023	20,457	3.25
Expected to vest after March 31, 2023	20,457	3.25

At March 31, 2023, total compensation cost not yet recognized related to granted RSUs was approximately $17,100. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.25 years.

Performance Stock Units

In January 2021, we awarded Performance Stock Units ("PSUs") to Mr. Derrickson, President and CEO, and Mr. Wheaton, CFO at the time. The PSUs vest based on a combination of Bsquare's stock price performance and continued service. The first vesting measurement date was  January 5, 2022 and the final measurement date is  July 5, 2025.

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

Mr. Wheaton resigned as CFO in February 2023 and, accordingly, during the quarter, we reversed $18,000 of expense related to his PSU award. At March 31, 2023, there is no compensation cost not yet recognized related to Mr. Wheaton’s PSU award, and the shares that were subject to release have been forfeited.

We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the three months ended March 31, 2023, we recorded expense of approximately $3,300 related to Mr. Derrickson’s PSU award. For the three months ended March 31, 2022, we recorded total PSU expense of approximately $12,000. At March 31, 2023, total compensation cost not yet recognized related to Mr. Derrickson’s granted PSUs was approximately $10,600 and will be amortized over a weighted-average period of approximately 2.30 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of March 31, 2023:

March 31, 2023
Stock options outstanding	1,382,246
Restricted stock units and performance stock units outstanding	270,457
Stock options and restricted stock units available for future grant	920,743
Common stock reserved for future issuance	2,573,446

Share Repurchase Program

In November 2022, our Board of Directors authorized a share repurchase program (the “Program”) pursuant to which we can repurchase up to $5.0 million of our common stock. The Program has an expiration date of June 30, 2023, but provides for termination at any time.

During the first quarter of 2023, we repurchased 303,638 shares for approximately $0.4 million.

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of March 31, 2023, we have not recorded any loss contingency accruals.

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

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Partner Solutions:
Revenue	$7,267	$9,132
Cost of revenue	6,187	7,552
Segment gross profit	1,080	1,580

Edge to Cloud:
Revenue	874	600
Cost of revenue	669	697
Segment gross profit	205	(97)

Total gross profit	1,285	1,483

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment, net:
North America	$737	$813
Europe	—	—
Total property and equipment, net	$737	$813

9. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three months ended March 31, 2023 and 2022.

No customers accounted for more than 10% of total accounts receivable at March 31, 2023. Continental Resources, Inc. had accounts receivable balances of $757,000, or approximately 16% of total accounts receivable at March 31, 2022.

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

Microsoft currently offers a distributor incentives program through which we earn rebates pursuant to predefined objectives related to sales of Microsoft Windows IoT operating systems. Based on the nature of the incentives, we record a portion of the incentive earnings as a reduction of Partner Solutions cost of revenue with the remaining portion recorded as an offset to qualified marketing expenses in the period the expenditures are approved.

Under this rebate program, we recorded rebate credits as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Reductions to cost of revenue	$131	$136
Reductions to marketing expense	289	105

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as similar discussions contained in our periodic reports, and other documents or filings and documents that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Key Highlights

Partner Solutions revenue increased slightly over the fourth quarter of 2022 largely due to one additional shipping day in the current quarter. Daily average revenue was flat quarter-over-quarter.

We believe our Partner Solutions revenue is affected by other Microsoft distributors offering deep discounts on Windows IoT OS software as part of hardware/software bundles. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a small number of key customers that help us gain credibility as a reliable technology partner. For example, we support Itron, Inc. with its intelligent utility grid. We believe our experience serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2023 and beyond.

Our focus on expense discipline has continued. Our operating expenses in the first quarter decreased by $1 million compared to the fourth quarter of 2022, and decreased by $0.7 million compared to the first quarter of 2022.

We continue to invest in our SquareOne® platform, which provides a robust, remote device management solution built on state-of-the art cloud infrastructure. SquareOne consists of optional modules that have been pre-built on an architecture designed to be efficient, cost effective and scalable. It can be used on its own, or as an accelerant for a customized solution. It offers secure device registration for multiple OS types, two-way communication via open standards, software updates, operational support, and more.

In the first three months of 2023, our product development investment totaled over $340,000, of which $60,000 was capitalized on the balance sheet as internally developed software with the remainder reflected on the consolidated statement of operations as research and development expense.

During the first quarter we continued to invest our cash reserves, taking advantage of favorable interest rates. We recognized $0.4 million of interest income during the quarter.

In the fourth quarter of 2022, we announced a plan to repurchase up to $5 million of our common stock (the "Share Repurchase Plan"). The Share Repurchase Plan is intended to return value to shareholders without compromising our ability to pursue organic growth or strategic alternatives. During the first quarter of 2023, we repurchased 303,638 shares for approximately $0.4 million.

Cash, cash equivalents, restricted cash and short-term investments totaled $34.0 million on March 31, 2023, a decrease of $1.7 million since December 31, 2022. The decrease was driven primarily by changes in working capital and, to a lesser degree, the share repurchase program.

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

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Total revenue	$8,141	$9,732	$(1,591)	(16)
Total cost of revenue	6,856	8,249	(1,393)	(17)
Gross profit	1,285	1,483	(198)	(13)
Operating expenses	1,733	2,404	(671)	(28)
Loss from operations	(448)	(921)	473	(51)
Other income, net	377	33	344	1,042
(Loss) income before income taxes	(71)	(888)	817	(92)
Income taxes	—	—	—	—
Net (loss) income	$(71)	$(888)	$817	(92)

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended March 31, 2023 decreased compared to the same period in 2022, primarily due to decreased sales in our Partner Solutions segment in North America and Asia, slightly offset by increased revenue in the Edge to Cloud segment.

Additional revenue details are as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue
Partner Solutions	$7,267	$9,132	$(1,865)	(20)
Edge to Cloud	874	600	274	46
Total revenue	$8,141	$9,732	$(1,591)	(16)
As a percentage of total revenue:
Partner Solutions	89%	94%
Edge to Cloud	11%	6%

Partner Solutions revenue

Partner Solutions revenue decreased $1.9 million or 20% for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was driven in part by a large one-time order in the first quarter of 2022 that did not repeat in the first quarter of 2023.

Edge to Cloud revenue

Edge to Cloud revenue increased $0.3 million or 46% for the three months ended March 31, 2023 compared to the same period in 2022. The increase is due to professional services revenue.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of rebate credits earned through Microsoft’s distributor incentive program.

Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin for each segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Partner Solutions	$1,080	$1,580	$(500)	(32)%
Partner Solutions gross margin	15%	17%		(2.0)
Edge to Cloud	$205	$(97)	$302	(312)%
Edge to Cloud gross margin	24%	(16)%		40
Total gross profit	$1,285	$1,483	$(198)	(13)%
Total gross margin	16%	15%		1.0

Partner Solutions gross profit and gross margin

Partner Solutions gross profit decreased for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to decline in revenue, but was also impacted by gross margin rate deterioration. The first quarter of 2022 included a high-margin order that favorably impacted that quarter’s rate.

Partner Solutions gross profit is impacted by rebate credits earned through Microsoft’s distributor incentives program. Based on the nature of the incentives, we record a portion of them as a reduction of Partner Solutions cost of revenue with the remaining portion recognized as an offset to qualified marketing expenses during the period in which the expenditure claims are approved. See Footnote 9 – Significant Concentrations for further information about these rebates.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit increased for the three months ended March 31, 2023 compared to the same period in 2022 commensurate with quarter-over-quarter increase in segment revenue.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Operating expenses:
Selling, general and administrative	$1,449	$2,143	$(694)	(32)
Research and development	284	261	23	9
Total operating expenses	$1,733	$2,404	$(671)	(28)
As a percentage of total revenue:
Selling, general and administrative	18%	22%
Research and development	3%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three months ended March 31, 2023 decreased compared to the same period in 2022 driven by decreased digital advertising, increased rebates from Microsoft (which reduce marketing expense), and decreased labor, including stock-based compensation expense.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased for the three months ended March 31, 2023 compared to the same periods in 2022 primarily due to a decrease in the capitalization of personnel costs and an increase in new product amortization expense.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. Other income (expense), net for three months ended March 31, 2023 compared to the same period in 2022 due to an increase in interest income.

Income taxes

Income taxes were not recorded for the quarterly periods ended March 31, 2023 and March 31, 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had $34.0 million of cash, cash equivalents, restricted cash, and short-term investments, reflecting a decrease of $1.7 million from December 31, 2022. We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. Cash equivalent investments held at March 31, 2023 totaled $5.4 million. Cash equivalent investments held at December 31, 2022 totaled $33.2 million.

We believe that our existing cash and cash equivalents will be sufficient to meet our needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows from Operating Activities

Operating activities used cash of approximately $1.5 million during the quarter ended March 31, 2023. The cash use was driven by an increase in accounts receivable and prepaid expenses, and a decrease in accounts payable.

Cash Flows from Investing Activities

Investing activities used cash of approximately $26.1 million for the three months ended March 31, 2023. During the quarter, we invested $26.0 million in treasuries with a maturity date beyond 90 days. These are reflected as short-term investments on the balance sheet. The remaining cash used in investing activities relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of $0.3 million during the quarter ended March 31, 2023. This cash use was driven by the repurchase of the Company’s common stock, slightly offset by the proceeds of stock option exercises. During the first quarter of 2023, we repurchased 303,638 shares for approximately $0.4 million.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022

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

BSQUARE CORPORATION (Registrant)

Date: May 11, 2023	By:	/s/ Cheryl A. Wynne
Cheryl A. Wynne
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)