Form 10-Q
period 2023-06-30
BSQUARE CORP /WA
filed 2023-08-10
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding as of July 31, 2023: 19,843,845

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,313	$35,414
Restricted cash	221	221
Short-term investments	19,831	7
Accounts receivable, net of allowance for doubtful accounts of $50 at June 30, 2023 and December 31, 2022	4,338	3,985
Contract assets	262	—
Prepaid expenses and other current assets	544	410
Total current assets	38,509	40,037
Property and equipment, net of accumulated depreciation	659	813
Right-of-use lease assets, net	1,170	1,297
Other non-current assets	24	24
Total assets	$40,362	$42,171
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$3,616	$4,073
Accounts payable	247	414
Accrued compensation	406	430
Other accrued expenses	183	232
Deferred revenue	126	201
Operating lease	373	362
Total current liabilities	4,951	5,712
Deferred revenue, long-term	—	9
Operating lease, long-term	908	1,051

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 19,843,845 and 20,337,906 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	172,002	172,558
Accumulated other comprehensive loss	(1,062)	(1,053)
Accumulated deficit	(136,437)	(136,106)
Total shareholders' equity	34,503	35,399
Total liabilities and shareholders' equity	$40,362	$42,171

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Partner Solutions	$5,751	$9,353	$13,018	$18,485
Edge to Cloud	774	1,041	1,648	1,641
Total revenue	6,525	10,394	14,666	20,126
Cost of revenue:
Partner Solutions	4,507	8,106	10,694	15,658
Edge to Cloud	646	689	1,315	1,386
Total cost of revenue	5,153	8,795	12,009	17,044
Gross profit	1,372	1,599	2,657	3,082
Operating expenses:
Selling, general and administrative	1,741	2,022	3,190	4,165
Research and development	283	256	567	517
Total operating expenses	2,024	2,278	3,757	4,682
Loss from operations	(652)	(679)	(1,100)	(1,600)
Other income (expense), net	392	54	769	87
Loss before income taxes	(260)	(625)	(331)	(1,513)
Income taxes	—	—	—	—
Net loss	$(260)	$(625)	$(331)	$(1,513)
Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.07)
Shares used in per share calculations:
Basic and diluted	19,946	20,406	20,070	20,426

Net loss	$(260)	$(625)	$(331)	$(1,513)
Other comprehensive loss
Foreign currency translation, net of tax	(5)	(51)	(10)	(48)
Total other comprehensive (loss) income	(5)	(51)	(10)	(48)
Comprehensive loss	$(265)	$(676)	$(341)	$(1,561)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(331)	$(1,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	191
Accretion of discount on investments	(450)	—
Stock-based compensation	78	115
Changes in operating assets and liabilities:
Accounts receivable	(353)	(702)
Contract assets	(262)	(5)
Prepaid expenses and other assets	(139)	(369)
Third-party software fees payable	(457)	1,137
Accounts payable and accrued expenses	(240)	(154)
Deferred revenue	(84)	(561)
Net cash used in operating activities	(1,972)	(1,861)
Cash flows from investing activities:
Additions to property and equipment	(112)	(265)
Proceeds from short-term investments	15,750	—
Purchases of short-term investments	(35,124)	—
Net cash used in investing activities	(19,486)	(265)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	70
Cash settlement of performance stock units	—	(137)
Repurchases of common stock	(659)	—
Net cash used in financing activities	(634)	(67)
Effect of exchange rate changes on cash and cash equivalents	(9)	(48)
Net decrease in cash and cash equivalents	(22,101)	(2,241)
Cash, restricted cash, and cash equivalents, beginning of period	35,635	40,087
Cash, restricted cash, and cash equivalents, end of period	$13,534	$37,846

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2023	—	$—	20,075,395	$172,232	$(1,057)	$(136,177)	$34,998
Exercise of stock options	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	16,959	—	—	—	—
Repurchase of common stock	—	—	(248,509)	(293)	—	—	(293)
Stock-based compensation	—	—	—	63	—	—	63
Net loss	—	—	—	—	—	(260)	(260)
Foreign currency translation adjustment, net of tax	—	—	—	—	(5)	—	(5)
Balance as of June 30, 2023	—	$—	19,843,845	$172,002	$(1,062)	$(136,437)	$34,503

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	—	$—	20,445,880	$172,400	$(1,021)	$(133,136)	$38,243
Exercise of stock options	—	—	5,208	5	—	—	5
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	40	—	—	40
Cash settlement of performance stock units	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(625)	(625)
Foreign currency translation adjustment, net of tax	—	—	—	—	(51)	—	(51)
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	20,337,906	$172,558	$(1,052)	$(136,106)	$35,400
Exercise of stock options	—	—	24,167	25	—	—	25
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	33,919	—	—	—	—
Repurchase of common stock	—	—	(552,147)	(659)	—	—	(659)
Stock-based compensation	—	—	—	78	—	—	78
Net loss	—	—	—	—	—	(331)	(331)
Foreign currency translation adjustment, net of tax	—	—	—	—	(10)	—	(10)
Balance as of June 30, 2023	—	$—	19,843,845	$172,002	$(1,062)	$(136,437)	$34,503

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	59,375	70	—	—	70
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	34,614	—	—	—	—
Stock-based compensation	—	—	—	115	—	—	115
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(1,513)	(1,513)
Foreign currency translation adjustment, net of tax	—	—	—	—	(48)	—	(48)
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2023 and our operating results and cash flows for the three and six months ended June 30, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from our audited financial statements as of that date.

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

Use of estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts and income taxes, estimates related to incentives earnings from Microsoft, estimates related to contracts with customers, such as determining standalone selling price, useful lives of property and equipment, fair value of stock-based awards, and assumptions used to determine the net present value of operating lease liabilities, among other estimates. Actual results  may differ from these estimates.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,076,073	1,066,162	1,145,350	1,038,040
Restricted stock units	26,382	10,827	26,872	16,913

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$5,087	$658	$5,745	$8,254	$1,023	$9,277
Europe	59	116	175	63	18	81
Asia	605	—	605	1,036	—	1,036
Total	$5,751	$774	$6,525	$9,353	$1,041	$10,394

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$11,969	$1,467	$13,436	$16,459	$1,587	$18,046
Europe	134	181	315	153	54	207
Asia	915	—	915	1,873	—	1,873
Total	$13,018	$1,648	$14,666	$18,485	$1,641	$20,126

For the quarters ended June 30, 2023 and 2022, $6.4 million and $9.9 million of revenue was recorded at a point-in-time, and $0.1 million and $0.5 million of revenue was recorded over-time, respectively. For the six months ended June 30, 2023 and 2022, $14.4 million and $19.1 million of revenue was recorded at a point-in-time, and $0.3 million and $1.0 million of revenue was recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Our average customer payment terms range from 30 - 60 days. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and six months ended June 30, 2023 and 2022.

Significant changes in the contract assets and the deferred revenue balances were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$138	$—
Revenue recognized	169	301
Amounts invoiced	(45)	(90)
Reclassifications and other	—	51
Balance at end of period	$262	$262

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Deferred	Deferred
	Revenue	Revenue
Balance at beginning of period	$186	$210
Revenue recognized	(140)	(295)
Amounts invoiced	80	160
Reclassifications and other	—	51
Balance at end of period	$126	$126

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $0 and $4,000 for the three months ended June 30, 2023 and 2022, respectively, and was $11,250 and $9,000 for the six months ended June 30, 2023 and 2022, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The satisfaction of performance obligations varies based on the nature of the underlying promise and the customer. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of June 30, 2023:

	Remainder of
	2023	2024	2025	2026	2027
Edge to Cloud	$1,030,370	$1,317,353	$—	$—	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, the Company utilizes the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash and Investments

Cash, cash equivalents, restricted cash and short-term investments consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$1,212	$2,243
Cash equivalents (see detail in Note 4)	12,101	33,171
Restricted cash (see detail in Note 4)	221	221
Total cash, cash equivalents and restricted cash	13,534	35,635
Short-term investments	19,831	7
Total cash, cash equivalents, restricted cash and short-term investments	$33,365	$35,642

The following table sets forth information regarding the amortized cost basis and fair value of our short-term investments that are classified as held-to-maturity ("HTM") (in thousands):

				Gross	Gross
	Amortized	Allowance for	Net carrying	unrealized	unrealized	Fair
	cost	credit losses	amount	gains	losses	value
U.S. treasury securities	$19,831	$—	$19,831	$—	$—	$19,831
Total	$19,831	$—	$19,831	$—	$—	$19,831

The contractual maturity of our HTM portfolio is within 120 days of June 30, 2023.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and restricted cash within Level 1 because we determine their fair values using quoted market prices.

Assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below (in thousands):

	June 30, 2023		December 31, 2022
	Quoted Prices in		Quoted Prices in
	Active Markets		Active Markets
	for Identical		for Identical
	Assets (Level 1)	Total	Assets (Level 1)	Total
Assets
Cash equivalents:
Money market funds	$12,101	$12,101	$13,461	$13,461
U.S. treasury securities	—	—	19,710	19,710
Total cash equivalents	12,101	12,101	33,171	33,171
Restricted cash:
Money market funds	221	221	221	221
Total assets measured at fair value	$12,322	$12,322	$33,392	$33,392

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

Our leases have remaining terms of two to four years. Both of our leases contain renewal options. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle or Trowbridge, UK leases. As a result, we have not considered renewal options when recording ROU assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended	Six Months Ended
Total component lease expense was as follows:	June 30, 2023	June 30, 2022
Operating leases	$208	$174
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$213	$176

The following table presents supplemental balance sheet information related to our operating leases as of June 30, 2023 and 2022 (dollars in thousands):

	June 30, 2023	June 30, 2022
Right-of-use lease assets	$1,170	$1,431

Current portion of operating lease liability	$373	$355
Operating lease liability, net of current portion	908	1,196
Total operating lease liabilities	$1,281	$1,551

Weighted average remaining lease term (years)	3.8	4.7
Weighted average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of June 30, 2023 (in thousands):

Years Ending December 31,
2023, remainder of year	$186
2024	376
2025	364
2026	276
2027	164
Total minimum lease payments	1,366
Less: amount representing interest	(85)
Present value of lease liabilities	$1,281

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend yield	0%	0%	0%	0%
Expected life (years)	6.2	4.9	6.2	4.9
Expected volatility	93%	111%	93%	111%
Risk-free interest rate	3.8%	2.9%	3.8%	2.3%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue — Edge to Cloud	$2	$4	$4	$10
Selling, general and administrative	60	34	72	100
Research and development	1	2	2	5
Total stock-based compensation expense	$63	$40	$78	$115

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Balance at December 31, 2022	1,539,278	$2.05	5.17	$43,783
Granted	5,000	1.17
Exercised	(24,167)	1.02
Forfeited	(45,495)	1.36
Expired	(221,486)	1.91
Balance at June 30, 2023	1,253,130	2.12	5.88	79,850
Vested and expected to vest at June 30, 2023	1,253,130	2.12	5.65	79,850
Exercisable at June 30, 2023	1,050,994	2.23	5.54	62,661

At June 30, 2023, total compensation cost related to stock options granted but not yet recognized was $70,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.8 years. The following table summarizes certain information about stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average grant-date fair value of options granted during the period	$0.90	$1.51	$1.60	$1.76
Options in-the-money (in shares)	221,417	215,942	221,417	215,942
Aggregate intrinsic value of options exercised during the period	$—	$1.02	$6,839	$1.18

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2022	45,109	$3.25
Granted	84,612	3.25
Vested	(33,919)	3.25
Forfeited	(7,692)	3.25
Unvested at June 30, 2023	88,110	3.25
Expected to vest after June 30, 2023	88,110	3.25

At June 30, 2023, total compensation cost not yet recognized related to granted RSUs was approximately $253,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.6 years.

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

Mr. Wheaton resigned as CFO in February 2023 and, accordingly, during the first quarter of 2023, we reversed $18,000 of expense related to his PSU award. At June 30, 2023, there was no unrecognized compensation cost related to Mr. Wheaton’s PSU award, and the shares that were subject to release have been forfeited.

We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the three and six months ended June 30, 2023, we recorded expense of approximately $3,000 and $6,000, respectively, related to Mr. Derrickson’s PSU award. For the three and six months ended June 30, 2022, we recorded total PSU expense of approximately $9,500 and $21,000, respectively. At June 30, 2023, total compensation cost not yet recognized related to Mr. Derrickson’s granted PSUs was approximately $8,000 and will be amortized over a weighted-average period of approximately 2.0 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of June 30, 2023:

June 30, 2023
Stock options outstanding	1,253,130
Restricted stock units and performance stock units outstanding	338,110
Stock options and restricted stock units available for future grant	836,131
Common stock reserved for future issuance	2,427,371

Share Repurchase Program

In November 2022, our Board of Directors authorized a share repurchase program (the “Program”) pursuant to which we can repurchase up to $5.0 million of our common stock. The Program expired effective June 30, 2023 and was not renewed.

During the six months ended  June 30, 2023, we repurchased 552,147 shares for $0.7 million. Since program inception, we have repurchased 731,004 shares for $0.9 million.

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 - Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of June 30, 2023, we have not recorded any loss contingency accruals.

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

The Company measures the results of its segments using, among other measures, each segment's revenue and gross profit. Information for the Company's segments is provided in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Partner Solutions:
Revenue	$5,751	$9,353	$13,018	$18,485
Cost of revenue	4,507	$8,106	10,694	$15,658
Segment gross profit	1,244	1,247	2,324	2,827

Edge to Cloud:
Revenue	774	$1,041	1,648	$1,641
Cost of revenue	646	$689	1,315	$1,386
Segment gross profit	128	352	333	255

Total gross profit	1,372	1,599	2,657	3,082

Revenue by geography is based on the sales region of the customer. See Footnote 2 - Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment, net:
North America	$659	$813
Europe	—	—
Total property and equipment, net	$659	$813

9. Significant Risk Concentrations

Significant Customers

No customers accounted for 10% or more of total revenue for each of the three and six months ended June 30, 2023 and 2022.

GES Manufacturing Services (M) Sdn Bhd had accounts receivable of $504,000 and $900,000 at June 30, 2023 and 2022, respectively. These receivables represented approximately 14% and 17% of total accounts receivable at June 30, 2023 and 2022, respectively.

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

Significant Supplier Incentive Earnings Program

Microsoft operates an IoT Distributor Incentives Program that provides IoT Distributors, like Bsquare, the opportunity to earn financial incentives (“incentive earnings”) by achieving objectives intended to grow the IoT customer base and the volume of embedded systems or devices that include Microsoft embedded technologies. In June 2023, Microsoft announced changes to this program.

In accordance with the program’s previous structure and rules, we had recorded 50% of the incentive earnings as a reduction of Partner Solutions cost of revenue in the period earned, with the remaining 50% recorded as an offset to marketing expense in the period our expenditures were approved for reimbursement by Microsoft.

Under the structure and rules of the updated program, 100% of incentive earnings will be provided to us as a rebate without any requirements related to how the funds are spent. Accordingly, as of June 30, 2023, 100% of estimated incentives were recorded as a reduction of Partner Solutions cost of revenue in the period earned (i.e. the period we sold eligible products to our customers).

During the second quarter of 2023 we recorded an adjustment of approximately $0.2 million to accrue 100% of incentives estimated to have been earned from January through June 2023. The adjustment reduced Partner Solutions cost of revenue.

Also during the second quarter of 2023 we recorded an adjustment of approximately $0.1 million to Partner Solutions cost of revenue relating to another element of the program change. This was a one-time adjustment reflecting Microsoft’s decision to pay out all previously awarded, but yet unspent, cooperative marketing funds (i.e. the portion of incentive earnings that had previously been subject to proof of execution).

Both of the amounts discussed above are included in the table below.

Under this program, we recorded incentive earnings as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reductions to cost of revenue	$450	$94	$581	$229
Reductions to marketing expense	74	69	363	174

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward- looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as similar discussions contained in our periodic reports and other documents or materials that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Key Highlights

Partner Solutions revenue for the quarter decreased compared to both the first quarter of 2023 and the second quarter of 2022. We believe our Partner Solutions revenue is increasingly negatively affected by competition in the embedded device space from Linux and Android operating systems that are challenging Microsoft’s Windows IoT offering in the market. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

In our Edge to Cloud segment, we continue to focus our efforts on a small number of key customers that help us gain credibility as a reliable technology partner. For example, we support Itron, Inc. with its intelligent utility grid. We believe our experience serving Itron and our other large IoT customers positions us to improve our IoT software and services in 2023 and beyond.

Our focus on expense discipline has continued and it will remain a top priority for the foreseeable future. For the three and six month periods ended June 30, 2023, our total operating expenses were $0.3 million and $0.9 million less, respectively, compared to the same periods in 2022.

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

In the first six months of 2023, our product development investment totaled nearly $0.7 million, of which $0.1 million was capitalized on the balance sheet as internally developed software with the remainder reflected on the consolidated statement of operations as research and development expense.

During the first half of 2023 we continued to invest our cash reserves, taking advantage of favorable interest rates. We recognized $0.7 million of interest income during the six months ended June 30, 2023.

In the fourth quarter of 2022, we announced a plan to repurchase up to $5 million of our common stock (the "Share Repurchase Plan"). The Share Repurchase Plan is intended to return value to shareholders without compromising our ability to pursue organic growth or strategic alternatives. During the first half of 2023, we repurchased 552,147 shares for approximately $0.7 million. Since program inception, we have repurchased 731,004 shares for approximately $0.9 million. The repurchase program expired on June 30, 2023 and was not renewed.

Cash, cash equivalents, restricted cash and short-term investments totaled $33.4 million on June 30, 2023, a decrease of $2.3 million since December 31, 2022. The decrease was driven primarily by changes in working capital and, to a lesser degree, share repurchases.

We have engaged Telegraph Hill Advisors, an investment bank that specializes in IoT, to lead a process to explore strategic options for creating shareholder value. There is no assurance that any strategic options will materialize.

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

We exercise judgment in certain transactions when determining whether we should recognize revenue based on the gross or net amount billed to a customer. GAAP requires us to evaluate whether our business controls the goods or services before they are transferred to the customer (as the principal) or if we arrange for goods or services to be provided by another party (as an agent). We evaluated the indicators of control, which include responsibility for fulfillment and acceptability, ownership of inventory risk and discretion in price setting, and determined that we met all three criteria for over 95% of the revenue within our Partner Solutions segment and all of the revenue within our Edge to Cloud segment. Accordingly, those revenues and the associated cost of revenue are reported on a gross basis within our consolidated statements of operations. For less than 5% of revenue within Partner Solutions, we do not have control and thus record revenue net of the associated cost of revenue.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenue	$6,525	$10,394	$(3,869)	(37)	$14,666	$20,126	$(5,460)	(27)
Total cost of revenue	5,153	8,795	(3,642)	(41)	12,009	17,044	(5,035)	(30)
Gross profit	1,372	1,599	(227)	(14)	2,657	3,082	(425)	(14)
Operating expenses	2,024	2,278	(254)	(11)	3,757	4,682	(925)	(20)
Loss from operations	(652)	(679)	27	(4)	(1,100)	(1,600)	500	(31)
Other income, net	392	54	338	626	769	87	682	784
(Loss) income before income taxes	(260)	(625)	365	(58)	(331)	(1,513)	1,182	(78)
Income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(260)	$(625)	$365	(58)	$(331)	$(1,513)	$1,182	(78)

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended June 30, 2023 decreased $3.9 million compared to the same period in 2022, primarily due to decreased sales of $3.6 million in our Partner Solutions segment and a decrease of $0.3 million in the Edge to Cloud segment.

Total revenue for the six months ended June 30, 2023 decreased $5.5 million compared to the same period in 2022 due to decreased sales in our Partner Solutions segment. Edge to Cloud revenue was flat period over period.

Additional revenue details are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue
Partner Solutions	$5,751	$9,353	$(3,602)	(39)	$13,018	$18,485	$(5,467)	(30)
Edge to Cloud	774	1,041	(267)	(26)	1,648	1,641	7	0
Total revenue	$6,525	$10,394	$(3,869)	(37)	$14,666	$20,126	$(5,460)	(27)
As a percentage of total revenue:
Partner Solutions	88%	90%			89%	92%
Edge to Cloud	12%	10%			11%	8%

Partner Solutions revenue

Partner Solutions revenue decreased $3.6 million or 39% for the three months ended June 30, 2023 compared to the same period in 2022. Partner Solutions revenue decreased $5.5 million or 30% for the six months ended June 30, 2023 compared to the same period in 2022.

The decrease in revenue for both periods was primarily attributable to lower sales in North America and Asia. North America revenue decreased $3.2 million and Asia revenue decreased $0.4 million for the three month period ended June 30, 2022. North America revenue decreased $4.5 million and Asia revenue decreased $1.0 million for the six months ended June 30, 2022.We believe our Partner Solutions revenue is increasingly negatively affected by competition in the embedded device space from Linux and Android operating systems that are challenging Microsoft’s Windows IoT offering in the market. We expect this market trend may continue in future quarters.

Edge to Cloud revenue

Edge to Cloud revenue decreased $0.3 million or 26% for the three months ended June 30, 2023 compared to the same period in 2022. Nearly all of the decrease was due to the fact that the second quarter 2022 results included one-time revenue recognition of $0.4 million related to a contract amendment that did not recur in 2023. Our strategy in this segment is to focus on a small number of key, but distinct, customers which may result in quarterly fluctuations.

Edge to Cloud revenue for the six months ended June 30, 2023 was flat compared to the same period in 2022.

Gross profit and gross margin

Cost of revenue for the Partner Solutions segment consists primarily of embedded operating system software product costs payable to third-party vendors, net of financial incentives earned through Microsoft’s distributor incentive program.

Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin for each segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Partner Solutions	$1,244	$1,247	$(3)	(0)%	$2,324	$2,827	$(503)	(18)%
Partner Solutions gross margin	22%	13%		8.0	18%	15%		3.0
Edge to Cloud	$128	$352	$(224)	(64)%	$333	$255	$78	31%
Edge to Cloud gross margin	17%	34%		(17)	20%	16%		5
Total gross profit	$1,372	$1,599	$(227)	(14)%	$2,657	$3,082	$(425)	(14)%
Total gross margin	21%	15%		6.0	18%	15%		3.0

Partner Solutions gross profit and gross margin

Partner Solutions gross profit for the three months ended June 30, 2023 was flat compared to the same period in 2022. The gross profit decrease driven by the revenue decline was offset by margin rate improvement primarily related to rebate credits, which are recorded as a reduction of Partner Solutions cost of revenue, earned through Microsoft’s distributor incentives program. In the second quarter, there were changes to the Microsoft incentive earnings program that favorably impacted our gross margin rate. See Footnote 9 – Significant Risk Concentrations for additional information about these changes.

Partner Solutions gross profit for the six months ended June 30, 2023 decreased by $0.5 million compared to the same period in 2022. The gross profit decrease was driven by the revenue decline, partially offset by the favorable impact of changes to the Microsoft incentive earnings program. See Footnote 9 – Significant Risk Concentrations for additional information about these changes.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit decreased for the three months ended June 30, 2023 compared to the same period in 2022 driven by the quarter-over-quarter decrease in segment revenue along with margin rate deterioration as cost of revenue did not improve commensurate with the revenue decrease. This was expected as much of our cost of revenue in this segment is fixed.

Edge to Cloud gross profit increased for the six months ended June 30, 2023 compared to the same period in 2022 driven primarily by decreased costs of revenue related to employee salaries and benefits due to the reduction in force executed in December 2022.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses:
Selling, general and administrative	$1,741	$2,022	$(281)	(14)	$3,190	$4,165	$(975)	(23)
Research and development	283	256	27	11	567	517	50	10
Total operating expenses	$2,024	$2,278	$(254)	(11)	$3,757	$4,682	$(925)	(20)
As a percentage of total revenue:
Selling, general and administrative	27%	19%			22%	21%
Research and development	4%	2%			4%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three and six months ended June 30, 2023 decreased by $0.3 million and $1.0 million, respectively, compared to the same periods in 2022.

The quarter-over-quarter decrease was driven by decreased marketing and selling expense of $0.3 million and $0.2 million, respectively, partially offset by increased general and administrative expense of $0.2 million.

The year-over-year decrease was driven by decreased marketing and selling expense of $0.6 million and $0.3 million, respectively, and decreased general and administrative expense of $0.1 million reflecting, in part, the reduction in force that occurred in December 2022.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased by $30,000 and $50,000 for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively, primarily due to increased product amortization expense during the current year periods.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. Other income (expense), net for three and six months ended June 30, 2023 increased $0.3 million and $0.7 million, respectively, compared to the same periods in 2022 due to an increase in interest income. We began investing our excess cash in short-term treasuries in the third quarter of 2022.

Income taxes

Income taxes were not recorded for the quarterly periods ended June 30, 2023 and June 30, 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had $33.4 million of cash, cash equivalents, restricted cash, and short-term investments, reflecting a decrease of $2.3 million from December 31, 2022.

We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. See Footnote 3 – Cash and Investments for more information.

We had negative cash flows from operating activities in the six months ended June 30, 2023 and 2022 of $2.0 million and $1.9 million, respectively, and in the years ended December 31, 2022 and 2021 of $3.7 million and $4.4 million, respectively. This trend is primarily caused by our operating losses, which reflect declining revenue along with investments in new product development that have not yet yielded financial returns. While we are actively working to reverse the downward revenue trend and seek new customers for our SquareOne product, we may not be able to achieve either given market factors beyond our control and the inherently unpredictable nature of our business. Our operating activities may again yield negative cash flow in future quarters, further decreasing our liquidity.

Despite our operational results, we believe our total liquidity position is more than sufficient to meet our cash requirements and maintain operations for the next 12 months and the longer term. We had total cash, cash equivalents, restricted cash and short-term investments of $33.4 million as of June 30, 2023, which we believe is sufficient to meet our cash requirements and maintain operations.

Cash Flows

The following table summarizes our uses of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,972)	$(1,861)
Net cash used in investing activities	(19,486)	(265)
Net cash used in financing activities	(634)	(67)

Cash Flows from Operating Activities

Operating activities used cash of approximately $2.0 million during the six months ended June 30, 2023. The cash use was driven by our net loss, after non-cash adjustments, of $0.4 million, the components of which are discussed above in the section titled "—Results of Operations," and a $1.5 million use of cash related to changes in working capital. Accounts receivable and contract assets increased, reflecting a use of cash, by a total of $0.6 million due to the timing of payment collections from our customers. Our average customer payment terms range from 30 to 60 days, with a few select customers having even longer terms. Software fees payable and accounts payable decreased, reflecting a use of cash, by $0.7 million due to the timing of cash disbursements. Our average payment terms range from 30 to 45 days with our largest vendor, Microsoft, being at 45 days.

Operating activities used cash of approximately $1.9 million during the six months ended June 30, 2022. The cash use was driven by our net loss, after non-cash adjustments, of $1.2 million and a $0.7 million use of cash related to changes in working capital. Accounts receivable increased by $0.7 million, reflecting a use of cash, due to the timing of payment collections. Third party software fees payable increased $1.1 million, reflecting a source of cash, due to the timing of our payments to Microsoft, which occur 45 days after the expense is reflected in our statements of operations. Deferred revenue decreased $0.6 million, reflecting a use of cash, due to non-cash revenue recognition. Prepaid expenses increased $0.4 million, reflecting a use of cash, due to upfront cash payment of items that will be expensed in future periods.

Cash Flows from Investing Activities

During the six months ended June 30, 2023 investing activities used cash of approximately $19.5 million primarily driven by $35.1 million in purchases of treasuries with a maturity date beyond 90 days (which are reflected as short-term investments on the balance sheet), offset by proceeds from the sale of such securities of $15.8 million. The remaining cash used in investing activities relates to additions to our property, plant and equipment in the form of internally-developed software.

During the six months ended June 30, 2022, investing activities used cash of approximately $0.3 million. The cash used relates to additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of $0.6 million during the six months ended June 30, 2023. This cash use was driven by $0.7 million in repurchases of our common stock, slightly offset by the proceeds from stock option exercises.

Financing activities used cash of $0.1 million during the six months ended June 30, 2022. This cash use was driven by a $0.1 million cash settlement of performance stock units.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

BSQUARE CORPORATION (Registrant)

Date: August 10, 2023	By:	/s/ Cheryl A. Wynne
Cheryl A. Wynne
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)