Form 10-Q
period 2023-09-30
BSQUARE CORP /WA
filed 2023-11-09
CIK 1054721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27687

BSQUARE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1650880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 59478, Renton, WA	98058
(Address of principal executive offices)	(Zip Code)

(425) 519-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	BSQR	The NASDAQ Stock Market LLC

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

The number of shares of common stock outstanding as of October 31, 2023: 19,870,527

BSQUARE CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BSQUARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,816	$35,414
Restricted cash	222	221
Short-term investments	22,796	7
Accounts receivable, net of allowance for doubtful accounts of $50 at September 30, 2023 and December 31, 2022	5,703	3,985
Contract assets	376	—
Prepaid expenses and other current assets	398	410
Total current assets	38,311	40,037
Property and equipment, net of accumulated depreciation	473	813
Right-of-use lease assets, net	732	1,297
Other non-current assets	24	24
Total assets	$39,540	$42,171
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Third-party software fees payable	$3,926	$4,073
Accounts payable	290	414
Accrued compensation	238	430
Other accrued expenses	276	232
Deferred revenue	81	201
Operating lease	373	362
Total current liabilities	5,184	5,712
Deferred revenue, long-term	—	9
Operating lease, long-term	824	1,051
Other liabilities, long-term	14	—

Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value: 37,500,000 shares authorized: 19,870,527 and 20,337,906 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	172,158	172,558
Accumulated other comprehensive loss	(1,070)	(1,053)
Accumulated deficit	(137,570)	(136,106)
Total shareholders' equity	33,518	35,399
Total liabilities and shareholders' equity	$39,540	$42,171

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Partner Solutions	$8,634	$7,557	$21,652	$26,042
Edge to Cloud	658	849	2,306	2,490
Total revenue	9,292	8,406	23,958	28,532
Cost of revenue:
Partner Solutions	7,681	6,574	18,375	22,232
Edge to Cloud	616	697	1,931	2,083
Total cost of revenue	8,297	7,271	20,306	24,315
Gross profit	995	1,135	3,652	4,217
Operating expenses:
Selling, general and administrative	2,250	2,030	5,440	6,195
Research and development	297	259	864	776
Total operating expenses	2,547	2,289	6,304	6,971
Loss from operations	(1,552)	(1,154)	(2,652)	(2,754)
Other income, net	419	29	1,188	116
Loss before income taxes	(1,133)	(1,125)	(1,464)	(2,638)
Income taxes	—	—	—	—
Net loss	$(1,133)	$(1,125)	$(1,464)	$(2,638)
Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.07)	$(0.13)
Shares used in per share calculations:
Basic and diluted	19,849	20,470	19,996	20,441

Net loss	$(1,133)	$(1,125)	$(1,464)	$(2,638)
Other comprehensive loss
Foreign currency translation, net of tax	(8)	(14)	(18)	(62)
Total other comprehensive loss	(8)	(14)	(18)	(62)
Comprehensive loss	$(1,141)	$(1,139)	$(1,482)	$(2,700)

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,464)	$(2,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	311
Loss on sale of property and equipment	98	—
Loss on impairment of right-of-use lease assets	363	—
Accretion of discount on investments	(723)	—
Stock-based compensation	233	298
Changes in operating assets and liabilities:
Accounts receivable	(1,718)	300
Contract assets	(376)	(5)
Prepaid expenses and other assets	13	(191)
Third-party software fees payable	(147)	425
Accounts payable and accrued expenses	(272)	(248)
Deferred revenue	(129)	(749)
Net cash used in operating activities	(3,731)	(2,497)
Cash flows from investing activities:
Additions to property and equipment	(149)	(406)
Proceeds from short-term investments	31,750	—
Purchases of short-term investments	(53,816)	(10,677)
Net cash used in investing activities	(22,215)	(11,083)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	79
Cash settlement of performance stock units	—	(137)
Repurchases of common stock	(659)	—
Net cash used in financing activities	(633)	(58)
Effect of exchange rate changes on cash and cash equivalents	(18)	(62)
Net decrease in cash and cash equivalents	(26,597)	(13,700)
Cash, restricted cash, and cash equivalents, beginning of period	35,635	40,086
Cash, restricted cash, and cash equivalents, end of period	$9,038	$26,386

See notes to condensed consolidated financial statements.

BSQUARE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2023	—	$—	19,843,845	$172,002	$(1,062)	$(136,437)	$34,503
Exercise of stock options	—	—	2,031	2	—	—	2
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	24,651	—	—	—	—
Stock-based compensation	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	(1,133)	(1,133)
Foreign currency translation adjustment, net of tax	—	—	—	—	(8)	—	(8)
Balance as of September 30, 2023	—	$—	19,870,527	$172,158	$(1,070)	$(137,570)	$33,518

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of June 30, 2022	—	$—	20,468,395	$172,445	$(1,072)	$(133,761)	$37,612
Exercise of stock options	—	—	8,125	8	—	—	8
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	17,307	—	—	—	—
Stock-based compensation	—	—	—	184	—	—	184
Net loss	—	—	—	—	—	(1,125)	(1,125)
Foreign currency translation adjustment, net of tax	—	—	—	—	(14)	—	(14)
Balance as of September 30, 2022	—	$—	20,493,827	$172,637	$(1,086)	$(134,886)	$36,665

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	—	$—	20,337,906	$172,558	$(1,052)	$(136,106)	$35,400
Exercise of stock options	—	—	26,198	26	—	—	26
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	58,570	—	—	—	—
Repurchase of common stock	—	—	(552,147)	(659)	—	—	(659)
Stock-based compensation	—	—	—	233	—	—	233
Net loss	—	—	—	—	—	(1,464)	(1,464)
Foreign currency translation adjustment, net of tax	—	—	—	—	(18)	—	(18)
Balance as of September 30, 2023	—	$—	19,870,527	$172,158	$(1,070)	$(137,570)	$33,518

					Accumulated
					Other		Total
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Shareholders'
For the Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	—	$—	20,374,406	$172,397	$(1,024)	$(132,248)	$39,125
Exercise of stock options	—	—	67,500	79	—	—	79
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	51,921	—	—	—	—
Stock-based compensation	—	—	—	298	—	—	298
Cash settlement of performance stock units	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	—	(2,638)	(2,638)
Foreign currency translation adjustment, net of tax	—	—	—	—	(62)	—	(62)
Balance as of September 30, 2022	—	$—	20,493,827	$172,637	$(1,086)	$(134,886)	$36,665

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Bsquare have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of Bsquare and our wholly owned subsidiary. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2023 and our operating results and cash flows for the three and nine months ended September 30, 2023 and 2022. The accompanying financial information as of December 31, 2022 is derived from our audited financial statements as of that date.

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

The following potentially dilutive weighted shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	968,165	1,248,513	1,085,977	1,158,220
Restricted stock units	82,380	76,036	45,656	36,826

2. Revenue Recognition

Disaggregation of revenue

The following table provides information about disaggregated revenue by primary geographical area and operating segment (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$7,875	$549	$8,424	$6,877	$821	$7,698
Europe	63	109	172	100	28	128
Asia	696	—	696	580	—	580
Total	$8,634	$658	$9,292	$7,557	$849	$8,406

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Partner	Edge to		Partner	Edge to
	Solutions	Cloud	Total	Solutions	Cloud	Total
Primary geographic area:
North America	$19,845	$2,016	$21,861	$23,335	$2,407	$25,742
Europe	213	290	503	253	83	336
Asia	1,594	—	1,594	2,454	—	2,454
Total	$21,652	$2,306	$23,958	$26,042	$2,490	$28,532

For the quarters ended September 30, 2023 and 2022, $8.8 million and $7.7 million of revenue was recorded at a point-in-time, and $0.5 million and $0.7 million of revenue was recorded over-time, respectively. For the nine months ended September 30, 2023 and 2022, $22.1 million and $26.9 million of revenue was recorded at a point-in-time, and $1.9 million and $1.7 million of revenue was recorded over-time, respectively.

Contract balances

We receive payments from customers based upon contractual billing schedules. Our average customer payment terms range from 30 - 60 days. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities, presented as deferred revenue on our condensed consolidated balance sheets, include payments received in advance of performance under the contract and are realized when the associated revenue is recognized. We had no asset impairment charges related to contract assets for each of the three and nine months ended September 30, 2023 and 2022.

Significant changes in the contract assets and the deferred revenue balances were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Contract	Contract
	Assets	Assets
Balance at beginning of period	$262	$—
Revenue recognized	174	475
Amounts invoiced	(60)	(150)
Reclassifications and other	—	51
Balance at end of period	$376	$376

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Deferred	Deferred
	Revenue	Revenue
Balance at beginning of period	$126	$210
Revenue recognized	(125)	(420)
Amounts invoiced	80	240
Reclassifications and other	—	51
Balance at end of period	$81	$81

Contract acquisition costs

We capitalize contract acquisition costs for contracts with a life exceeding one year. Amortization of contract acquisition costs was $0 and $3,000 for the three months ended September 30, 2023 and 2022, respectively, and was $11,250 and $12,000 for the nine months ended September 30, 2023 and 2022, respectively. There were no asset impairment charges for contract acquisition costs for any of the periods noted above.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The satisfaction of performance obligations varies based on the nature of the underlying promise and the customer. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that were unexercised as of September 30, 2023:

	Remainder of
	2023	2024	2025	2026	2027
Edge to Cloud	$742,066	$1,597,236	$279,883	$279,883	$—

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been less than one year. We record these costs within selling, general and administrative expenses.

When applicable and appropriate, we utilize the ‘as-invoiced’ practical expedient which permits revenue recognition upon invoicing.

3. Cash and Investments

Cash, cash equivalents, restricted cash and short-term investments consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$1,541	$2,243
Cash equivalents (see detail in Note 4)	7,275	33,171
Restricted cash (see detail in Note 4)	222	221
Total cash, cash equivalents and restricted cash	9,038	35,635
Short-term investments	22,796	7
Total cash, cash equivalents, restricted cash and short-term investments	$31,834	$35,642

The following table sets forth information regarding the amortized cost basis and fair value of our short-term investments that are classified as held-to-maturity ("HTM") (in thousands):

				Gross	Gross
	Amortized	Allowance for	Net carrying	unrealized	unrealized	Fair
	cost	credit losses	amount	gains	losses	value
U.S. treasury securities	$22,796	$—	$22,796	$—	$—	$22,796
Total	$22,796	$—	$22,796	$—	$—	$22,796

The contractual maturity of our HTM portfolio is within 90 days of September 30, 2023.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Directly or indirectly observable market-based inputs or unobservable inputs used in models or other valuation methodologies.
Level 3:	Unobservable inputs that are not corroborated by market data. The inputs require significant management judgment or estimation.

We classify our cash equivalents and restricted cash within Level 1 because we determine their fair values using quoted market prices.

Assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	September 30, 2023		December 31, 2022
	Quoted Prices in		Quoted Prices in
	Active Markets		Active Markets
	for Identical		for Identical
	Assets (Level 1)	Total	Assets (Level 1)	Total
Assets
Cash equivalents:
Money market funds	$7,275	$7,275	$13,461	$13,461
U.S. treasury securities	—	—	19,710	19,710
Total cash equivalents	7,275	7,275	33,171	33,171
Restricted cash:
Money market funds	222	222	221	221
Total assets measured at fair value	$7,497	$7,497	$33,392	$33,392

5. Leases

Lessee Accounting

In  December 2019, we entered into an operating lease agreement for a corporate office facility in Seattle, Washington (the “Head Lease”). The term of the lease is 87 months, with a rent date starting on  May 1, 2020 and the lease ending on  July 31, 2027. In July 2023, we entered into a sublease agreement (the “Sublease”) with an unrelated third party, whereby we agreed to sublease the entire corporate office facility to such party. See below in “Lessor Accounting” for more information.

In  November 2020, we renewed the lease for our office facility in the UK. The term of the lease is 120 months, with rent payments starting on  November 30, 2020 and the lease term ending on  November 8, 2030. We have an opportunity to break the lease at the five-year mark in  November 2025. As it is reasonably certain that we will utilize this option, the accounting for this lease utilized  November 2025 as the end date. There was no material impact to our statement of operations or statement of cash flows as a result of entering into this lease.

Our leases have remaining terms of two to four years. Both of our leases contain renewal options. Because of changes in our business, we are not able to determine with reasonable certainty whether we will renew our Seattle, Washington or Trowbridge, UK leases. As a result, we have not considered renewal options when recording right-of-use (“ROU”) assets, lease liabilities or lease expense.

The following tables present the components of our lease expense and supplemental cash flow information related to our leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended	Nine Months Ended
Total component lease expense was as follows:	September 30, 2023	September 30, 2022
Operating leases	$309	$271
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities	$323	$275

The following table presents supplemental balance sheet information related to our operating leases as of September 30, 2023 and 2022 (dollars in thousands):

	September 30, 2023	September 30, 2022
Right-of-use lease assets	$732	$1,340

Current portion of operating lease liability	$373	$351
Operating lease liability, net of current portion	824	1,107
Total operating lease liabilities	$1,197	$1,458

Weighted average remaining lease term (years)	3.5	4.5
Weighted average discount rate	8.5%	8.5%

The following table presents the amounts we are obligated to pay, by maturity, under our operating leases liabilities as of September 30, 2023 (in thousands):

Years Ending December 31,
2023, remainder of year	$92
2024	372
2025	360
2026	276
2027	164
Total minimum lease payments	1,264
Less: amount representing interest	(67)
Present value of lease liabilities	$1,197

Lessor Accounting

In  July 2023, we entered into the Sublease whereby we subleased our corporate office facility in Seattle, Washington to an unrelated third party. We have retained the primary obligation for the Head Lease. The term of the Sublease is 47 months, which began on  September 1, 2023 and ends on  July 31, 2027, commensurate with the end date of the Head Lease. Rental income from the Sublease for the three and nine months ended September 30, 2023 was approximately $14,000 and is recorded in other income (expense) in the condensed consolidated statement of operations.

The following table presents our expected future rental receipts related to the Sublease as of September 30, 2023 (in thousands):

Years Ending December 31,
2023, remainder of year	$41
2024	164
2025	169
2026	174
2027	89
Total future receipts	637

Right-of-Use Asset Impairment

We viewed the sublease transaction as a triggering event requiring us to review the recoverability of the carrying value of our ROU asset related to the Head Lease. Based on our analysis, the carrying value was not recoverable and, as such, we recorded an impairment charge of approximately $363,000 during the third quarter of 2023. The impairment charge was calculated as the difference between the carrying value of the asset as of September 1, 2023 (the beginning of the Sublease) and management’s estimate of the asset’s fair value as of that date. The fair value of the ROU asset was determined to be the net present value of future cash inflows of Sublease payments. The impairment charge was recorded in general and administrative expenses within the condensed consolidated statement of operations.

6. Shareholders’ Equity

Equity Compensation Plans

We have a stock plan (the “Stock Plan”) for equity awards to eligible service providers and an inducement stock plan for newly hired employees (the “Inducement Plan”) (collectively the “Plans”). We stopped using the Inducement Plan in 2019, although it continues to govern outstanding awards granted under it. Under the Stock Plan, stock options  may be granted with a fixed exercise price that is equivalent to the fair market value of our common stock on the date of grant. These options have a term of up to 10 years and vest over a predetermined period, generally four years. Incentive stock options granted under the Stock Plan  may only be granted to our employees. The Stock Plan also allows for awards of non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, RSUs and performance-based restricted stock units (“PSUs”).

Stock-Based Compensation

The estimated fair value of stock-based awards is recognized as compensation expense over the vesting period of the award, and we account for forfeitures as they occur. The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The fair value of PSUs is estimated at the grant date based on the fair value of each vesting tranche as calculated by a Monte Carlo simulation. The fair value of stock options is estimated at the grant date based on the fair value of each vesting tranche as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM model requires various significant judgment and assumptions, including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense  may differ materially in the future from that recorded in the current period. The fair values of our stock option grants were estimated with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend yield	0%	0%	0%	0%
Expected life (years)	6.2	4.9	6.2	4.9
Expected volatility	93%	110%	93%	110%
Risk-free interest rate	3.8%	3.3%	3.8%	2.7%

The impact on our results of operations from stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue — Edge to Cloud	$1	$4	$5	$13
Selling, general and administrative	152	178	226	279
Research and development	1	2	2	6
Total stock-based compensation expense	$154	$184	$233	$298

Stock Option Activity

The following table summarizes stock option activity under the Plans:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Balance at December 31, 2022	1,539,278	$2.05	5.17	$43,783
Granted	5,000	1.17
Exercised	(26,198)	1.02
Forfeited	(46,890)	1.35
Expired	(287,218)	2.15
Balance at September 30, 2023	1,183,972	2.08	5.67	41,866
Vested and expected to vest at September 30, 2023	1,183,972	2.08	5.67	41,866
Exercisable at September 30, 2023	1,025,464	2.16	5.38	36,283

At September 30, 2023, total compensation cost related to stock options granted but not yet recognized was $51,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.8 years. The following table summarizes certain information about stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average grant-date fair value of options granted during the period	n/a	$1.40	$0.90	$1.66
Options in-the-money (in shares)	237,147	222,373	237,147	222,373
Aggregate intrinsic value of options exercised during the period	311	$1.02	$4,008	$1.16

The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the quoted price of our common stock for the number of options exercised during the periods indicated. We issue new shares of common stock upon exercise of stock options.

Restricted Stock Unit Activity

The following table summarizes RSU activity under the Plans:

	Number of	Weighted Average
	Shares	Award Price
Unvested at December 31, 2022	45,109	$3.25
Granted	84,612	3.25
Vested	(58,570)	3.25
Forfeited	(7,692)	3.25
Unvested at September 30, 2023	63,459	3.25
Expected to vest after September 30, 2023	63,459	3.25

At September 30, 2023, total compensation cost not yet recognized related to granted RSUs was approximately $119,000. This cost will be amortized on the straight-line method over a weighted-average period of approximately 0.5 years.

Performance Stock Units

In January 2021, we awarded Performance Stock Units (“PSUs”) to Mr. Derrickson, President and CEO, and Mr. Wheaton, CFO at the time. The PSUs vest based on a combination of Bsquare’s stock price performance and continued service. The first vesting measurement date was  January 5, 2022 and the final measurement date is  July 5, 2025.

In January 2022, the Compensation Committee (the “Committee”) of the board of directors (the “Board”) amended the PSU agreements, updating the definition of stock price performance, and reducing the total number of PSUs available to Messrs. Derrickson and Wheaton by 50,000 and 33,333 shares of common stock, respectively (the “2021 Shares”). In lieu of any claim to the 2021 Shares, each of Messrs. Derrickson and Wheaton received in February 2022 a cash settlement in an amount equal to the number of 2021 Shares multiplied by the closing price per share on January 5, 2022. Because the cash settlement was equal to the fair value of the 2021 Shares, we recognized the cash settlement as a charge to equity in the amount paid to repurchase the 2021 Shares.

Mr. Wheaton resigned as CFO in February 2023 and, accordingly, during the first quarter of 2023, we reversed $18,000 of expense related to his PSU award. At June 30, 2023, there was no unrecognized compensation cost related to Mr. Wheaton’s PSU award, and the shares that were subject to release have been forfeited.

We estimated the fair value of the awards utilizing Monte Carlo simulations, and we record the expense in the selling, general and administrative line of our consolidated statement of operations. For the three and nine months ended September 30, 2023, we recorded expense of approximately $2,300 and $8,600, respectively, related to Mr. Derrickson’s PSU award. For the three and nine months ended September 30, 2022, we recorded total PSU expense of approximately $8,100 and $29,100, respectively. At September 30, 2023, total compensation cost not yet recognized related to Mr. Derrickson’s granted PSUs was approximately $5,400 and will be amortized over a weighted-average period of approximately 1.8 years.

Common Stock Reserved for Future Issuance

The following table summarizes our shares of common stock reserved for future issuance under the Plans as of September 30, 2023:

September 30, 2023
Stock options outstanding	1,183,972
Restricted stock units and performance stock units outstanding	313,459
Stock options and restricted stock units available for future grant	836,131
Common stock reserved for future issuance	2,333,562

Share Repurchase Program

In November 2022, our Board of Directors authorized a share repurchase program (the “Program”) pursuant to which we could repurchase up to $5.0 million of our common stock. The Program expired on June 30, 2023 and was not renewed.

During the nine months ended  September 30, 2023, we repurchased 552,147 shares for $0.7 million. Since program inception, we have repurchased 731,004 shares for $0.9 million.

7. Commitments and Contingencies

Lease and rent obligations

Our commitments include obligations outstanding under operating leases, which expire through 2027. We have lease commitments for office space in Seattle, Washington and Trowbridge, UK. See Note 5 – Leases.

Loss Contingencies

From time to time, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including tax assessments. We defend ourselves vigorously against any such claims. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time, which can be highly subjective. As of September 30, 2023, we have not recorded any loss contingency accruals.

8. Information about Operating Segments and Geographical Areas

We conduct our operations in two reportable segments: Partner Solutions and Edge to Cloud. We define our segments as those operations whose results the chief operating decision maker (“CODM”) regularly reviews to analyze performance and allocate resources. We operate within a single industry segment of computer software and services.

We measure the results of our segments using, among other measures, each segment’s revenue and gross profit. Information for our segments is provided in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Partner Solutions:
Revenue	$8,634	$7,557	$21,652	$26,042
Cost of revenue	7,681	6,574	18,375	22,232
Segment gross profit	953	983	3,277	3,810

Edge to Cloud:
Revenue	658	849	2,306	2,490
Cost of revenue	616	697	1,931	2,083
Segment gross profit	42	152	375	407

Total gross profit	995	1,135	3,652	4,217

Revenue by geography is based on the sales region of the customer. See Note 2 — Revenue Recognition for a disaggregation of revenue by segment and geographic area.

We do not track assets at the segment level. The following table sets forth total long-lived assets by geographic area (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment, net:
North America	$473	$813
Europe	—	—
Total property and equipment, net	$473	$813

Loss on Sale of Property and Equipment

In connection with the Sublease, all furniture, fixtures, and leasehold improvements related to the office facility in Seattle, Washington were sold to the subtenant. The non-cash loss on sale of approximately $98,000 was recorded in selling, general and administrative expense in the condensed consolidated statement of operations.

9. Significant Risk Concentrations

Significant Customers

One customer accounted for $2.0 million or approximately 21% of our total revenue for the three months ended September 30, 2023. No customers accounted for 10% or more of total revenue for the nine months ended September 30, 2023, or each of the three and nine months ended September 30, 2022.

One customer had accounts receivable of $2.0 million or approximately 37% of total accounts receivable at September 30, 2023. One customer had accounts receivable of $0.6 million, or approximately 14.5% of total accounts receivable at September 30, 2022.

Significant Supplier

We are authorized to sell Windows IoT operating systems in Canada, the United States, Argentina, Brazil, Chile, Mexico, Peru, Venezuela, Puerto Rico, Columbia, and several Caribbean countries.

We were previously party to certain Original Equipment Manufacturer Distribution Agreements (“ODAs”) with Microsoft pursuant to which we were licensed to sell Microsoft Windows Mobile operating systems to customers in North America, South America, Central America (excluding Cuba), Japan, Taiwan, Europe, the Middle East, and Africa. The ODAs to sell Windows Mobile operating systems expired on  April 30, 2022 and were not renewed thereafter.

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

As of July 1, 2023, under the structure and rules of the updated program, 100% of incentive earnings will be provided to us as a rebate without any requirements related to how the funds are spent. Accordingly, as of July 1, 2023, 100% of estimated incentive earnings have been recorded as a reduction of Partner Solutions cost of revenue in the period earned (i.e., the period we sold eligible products to our customers).

During the second quarter of 2023 we recorded an adjustment of approximately $0.2 million to accrue 100% of incentives estimated to have been earned from January through June 2023. The adjustment reduced Partner Solutions cost of revenue.

Also, during the second quarter of 2023 we recorded an adjustment of approximately $0.1 million to Partner Solutions cost of revenue relating to another element of the program change. This was a one-time adjustment reflecting Microsoft’s decision to pay out all previously awarded, but yet unspent, cooperative marketing funds (i.e., the portion of incentive earnings that had previously been subject to proof of execution).

Both of the amounts discussed above are included in the table below.

Under this program, we recorded incentive earnings as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reductions to cost of revenue	$158	$2	$739	$232
Reductions to marketing expense	—	95	363	269

10. Subsequent Event

On October 11, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kontron America, Incorporated (“Kontron”) and its acquisition subsidiary.  Kontron, a global IoT company, commenced a tender offer on October 24, 2023 for all of our outstanding shares for $1.90 per share in an all-cash transaction, representing an implied equity value of approximately $38.1 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of at least two-thirds of our outstanding common stock in the tender offer. Upon the successful completion of the tender offer, Kontron would acquire any untendered shares of our common stock through a second-step merger effected for the same per share consideration. The transaction is expected to close later in 2023.  After closing, Bsquare will become a privately held company, and shares of our common stock will no longer be listed on any public market.

On November 1, 2023, plaintiff Sal Carbone, a purported shareholder of Bsquare, filed a complaint against us and the members of the Board (collectively, the “Defendants”) in the U.S. District Court for the Southern District of New York (the “Carbone Complaint”). The Carbone Complaint challenges statements in the Schedule 14D-9 we filed with the SEC on October 24, 2023 (the “14D-9”) and asserts claims under §§ 14(e), 14(d) and 20(a) of the Securities Exchange Act of 1934, as amended. On November 7, 2023, plaintiff William Johnson, a purported shareholder of Bsquare, filed a putative class complaint against us and the Defendants in the King County Superior Court in the State of Washington (the “Johnson Complaint,” together with the Carbone Complaint, the “Complaints”). The Johnson Complaint challenges statements in the 14D-9 and asserts they give rise to a single claim for breach of fiduciary duty. The Complaints seek fees, costs, and an injunction of the transactions contemplated by the Merger Agreement, but they do not assert a specific monetary demand. We have also received several demand letters from purported shareholders challenging various disclosures in the Schedule 14D-9 (the “Letters,” and together with the Complaint, the “Claims”). We believe the Claims lack merit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes. Some statements and information contained in this discussion are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, readers can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology, which when used are meant to signify the statement as forward-looking. These forward-looking statements include, but are not limited to, statements about the possibility, timing and effect of closing the tender offer, second-step merger and related transactions with Kontron America, Incorporated and its acquisition subsidiary, our plans, objectives, expectations and intentions and other statements that are not historical facts. These forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and situations that are difficult to predict and that may cause our own, or our industry’s actual results, to be materially different from the future results that are expressed or implied by these statements. Accordingly, actual results may differ materially from those anticipated or expressed in such statements as a result of a variety of factors, including those discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 as well as similar discussions contained in our periodic reports and other documents or materials that we may from time to time file or furnish with the SEC. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Key Highlights

Partner Solutions revenue for the quarter increased compared to both the second quarter of 2023 and the third quarter of 2022 due to a large one-time order. On a year-to-date basis, Partner Solutions revenue decreased $4.4 million or 17%. We believe our Partner Solutions revenue is increasingly negatively affected by competition in the embedded device space from Linux and Android operating systems that are challenging Microsoft’s Windows IoT offering in the market. We expect this market trend may continue in future quarters. We are working to retain and attract customers with superior service and technical support, pricing that rewards loyalty, and a path to IoT operations.

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

To that end, in an effort to reduce our cost structure, in July 2023, we executed a sublease agreement for our office space in Seattle, Washington (the “Sublease”). We sublet the space to an unrelated third party and have retained the primary obligation for the master lease (the “Head Lease”). Sublease income will be approximately 62% of the future Head Lease payment obligations (excluding common area maintenance). As part of this transaction, we sold all leasehold improvements and certain furniture and fixtures to the subtenant and recorded a non-cash loss on sale of approximately $100,000. This charge was reflected within selling, general and administrative expense on our condensed consolidated statement of operations.

As a result of the Sublease, we recorded an impairment charge of approximately $360,000 on our ROU asset related to the Head Lease. This charge was recorded within selling, general and administrative expense on our condensed consolidated statement of operations.

For the three-month period ended September 30, 2023, our operating expenses increased by approximately $260,000 compared to the same period in 2022. This increase was primarily due to the non-cash ROU asset impairment charge and non-cash loss on sale. Excluding these charges, operating expenses decreased quarter-over-quarter by approximately $200,000 primarily due to labor and benefit savings resulting from the December 2022 reduction in force.

For the nine-month period ended September 30, 2023, our total operating expenses decreased by approximately $670,000 compared to the same period in 2022 primarily due to reduced labor expenses and marketing expenditures.

During the first nine months of 2023 we continued to invest our cash reserves, taking advantage of favorable interest rates. We recognized $1.2 million of interest income during the nine months ended September 30, 2023.

Cash, cash equivalents, restricted cash and short-term investments totaled $31.8 million on September 30, 2023, a decrease of $3.8 million since December 31, 2022. The decrease was driven by a $2.1 million increase in accounts receivable and contract assets primarily related to a $2.0 million Partner Solutions order fulfilled in the third quarter of 2023 for which payment was not due until after September 30, 2023. Other changes in working capital accounted for approximately $540,000 of the decrease, and share repurchases in the first half of 2023 accounted for approximately $660,000 of the decrease.

Recent Developments

On October 11, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kontron America, Incorporated (“Kontron”) and its acquisition subsidiary.  Kontron, a global IoT company, commenced a tender offer on October 24, 2023 for all of our outstanding shares for $1.90 per share in an all-cash transaction, representing an implied equity value of approximately $38.1 million. The closing of the transaction will be subject to customary conditions, including the expiration or termination of certain regulatory periods and the tender of at least two-thirds of our outstanding common stock in the tender offer. Upon the successful completion of the tender offer, Kontron would acquire any untendered shares of our common stock through a second-step merger effected for the same per share consideration. The transaction is expected to close later in 2023.  After closing, Bsquare will become a privately held company, and shares of our common stock will no longer be listed on any public market.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenue	$9,292	$8,406	$886	11	$23,958	$28,532	$(4,574)	(16)
Total cost of revenue	8,297	7,271	1,026	14	20,306	24,315	(4,009)	(16)
Gross profit	995	1,135	(140)	(12)	3,652	4,217	(565)	(13)
Operating expenses	2,547	2,289	258	11	6,304	6,971	(667)	(10)
Loss from operations	(1,552)	(1,154)	(398)	34	(2,652)	(2,754)	102	(4)
Other income, net	419	29	390	1,345	1,188	116	1,072	924
(Loss) income before income taxes	(1,133)	(1,125)	(8)	1	(1,464)	(2,638)	1,174	(45)
Income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(1,133)	$(1,125)	$(8)	1	$(1,464)	$(2,638)	$1,174	(45)

Revenue

We generate revenue from the sale of software, both embedded operating system software that we resell and our own proprietary software, and related professional services.

Total revenue for the three months ended September 30, 2023 increased $0.9 million compared to the same period in 2022, primarily due to increased sales of $1.1 million in our Partner Solutions segment, partially offset by a decrease in revenue of $0.2 million in the Edge to Cloud segment.

Total revenue for the nine months ended September 30, 2023 decreased $4.6 million compared to the same period in 2022 primarily due to decreased sales of $4.4 million in our Partner Solutions segment. Edge to Cloud revenue also decreased by $0.2 million.

Additional revenue details are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue
Partner Solutions	$8,634	$7,557	$1,077	14	$21,652	$26,042	$(4,390)	(17)
Edge to Cloud	658	849	(191)	(22)	2,306	2,490	(184)	(7)
Total revenue	$9,292	$8,406	$886	11	$23,958	$28,532	$(4,574)	(16)
As a percentage of total revenue:
Partner Solutions	93%	90%			90%	91%
Edge to Cloud	7%	10%			10%	9%

Partner Solutions revenue

Partner Solutions revenue increased $1.1 million or 14% for the three months ended September 30, 2023 compared to the same period in 2022. The increase in revenue was primarily attributable to higher sales of $1.0 million in North America. In particular, we had a single $2.0 million order in North America that accounted for 23% of Partner Solutions revenue recognized during the quarter.

Partner Solutions revenue decreased $4.4 million or 17% for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to decreased sales of $3.4 million in North America and decreased sales of $0.9 million in Asia.

We believe our Partner Solutions revenue is increasingly negatively affected by competition in the embedded device space from Linux and Android operating systems that are challenging Microsoft’s Windows IoT offering in the market. We expect this market trend may continue in future quarters.

Edge to Cloud revenue

Edge to Cloud revenue decreased $0.2 million or 22% for the three months ended September 30, 2023 compared to the same period in 2022. The third quarter of 2022 included $0.3 million of revenue from a customer who we were no longer serving in the third quarter of 2023. This decrease was slightly offset by increased revenue of nearly $0.1 million from new services provided to a key customer. Our strategy in this segment is to focus on a small number of key, but distinct, customers which may result in quarterly fluctuations.

Edge to Cloud revenue for the nine months ended September 30, 2023 decreased $0.2 million or 7% compared to the same period in 2022. The decrease was due to a reduction in revenue from a customer who we stopped serving in July 2023.

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

Cost of revenue for the Edge to Cloud segment consists primarily of salaries, benefits and re-billable expenses. Gross profit and gross margin for each segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Partner Solutions	$953	$983	$(30)	(3)%	$3,277	$3,810	$(533)	(14)%
Partner Solutions gross margin	11%	13%		(2.0)	15%	15%		1.0
Edge to Cloud	$42	$152	$(110)	(72)%	$375	$407	$(32)	(8)%
Edge to Cloud gross margin	6%	18%		(12)	16%	16%		—
Total gross profit	$995	$1,135	$(140)	(12)%	$3,652	$4,217	$(565)	(13)%
Total gross margin	11%	14%		(3.0)	15%	15%		—

Partner Solutions gross profit and gross margin

Partner Solutions gross profit for the three months ended September 30, 2023 was essentially flat compared to the same period in 2022. The gross profit improvement driven by the revenue increase was offset by margin rate deterioration. The rate deterioration was driven by the one-time $2.0 million order in the quarter that had a lower-than-average gross margin rate.

Partner Solutions gross profit for the nine months ended September 30, 2023 decreased by $0.5 million compared to the same period in 2022. The gross profit decrease was driven by the revenue decline, partially offset by the favorable impact of changes to the Microsoft incentive earnings program. See Note 9 – Significant Risk Concentrations for additional information about these changes.

Edge to Cloud gross profit and gross margin

Edge to Cloud gross profit decreased for the three months ended September 30, 2023 compared to the same period in 2022 driven by the quarter-over-quarter decrease in segment revenue along with margin rate deterioration. The cost of revenue improvement, driven by labor and benefits, was not commensurate with the revenue decrease.

Edge to Cloud gross profit for the nine months ended September 30, 2023 decreased slightly compared to the same period in 2022 due to the revenue decline.

Operating expenses

The following table presents our operating expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating expenses:
Selling, general and administrative	$2,250	$2,030	$220	11	$5,440	$6,195	$(755)	(12)
Research and development	297	259	38	15	864	776	88	11
Total operating expenses	$2,547	$2,289	$258	11	$6,304	$6,971	$(667)	(10)
As a percentage of total revenue:
Selling, general and administrative	24%	24%			23%	22%
Research and development	3%	3%			4%	3%

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and related benefits, commissions and bonuses for our sales, marketing and administrative personnel, facilities and depreciation costs, as well as professional services fees (e.g., consulting, legal, audit and tax). SG&A expenses for the three months ended September 30, 2023 increased by $220,000 compared to the same period in 2022.  The increase was primarily due to a non-cash impairment charge of approximately $360,000 on our ROU asset (triggered by the Sublease) and a $100,000 non-cash loss on sale of furniture, fixtures and leasehold improvements, partially offset by labor and benefit savings of approximately $240,000 resulting from the reduction in force that occurred in December 2022.

SG&A expenses for the nine months ended September 30, 2023 decreased by approximately $750,000 compared to the same period in 2022. The year-over-year decrease was driven by reduced labor and benefits expense of approximately $800,000 due to the December 2022 reduction in force and reduced marketing expense of approximately $600,000. These expense decreases were partially offset by increased professional fees of $240,000, largely related to the strategic transaction discussed in “–Recent Developments” and the third quarter 2023 charges related to the sublease transaction - the ROU asset impairment charge of $360,000 and the loss on sale of $100,000.

Research and development

Research and development (“R&D”) expenses consist primarily of salaries and related benefits for software development and quality assurance personnel, contractor and consultant costs. R&D expenses increased by approximately $40,000 and $90,000, for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively, primarily due to a decrease in the amount of development work that qualified for capitalization as well as increased product amortization expense during the current year periods.

Other income (expense), net

Other income (expense), net consists primarily of interest income on our cash and investments, gains and losses we may recognize on our investments, and gains and losses on foreign exchange transactions and other items. Other income (expense), net for three and nine months ended September 30, 2023 increased $0.4 million and $1.1 million, respectively, compared to the same periods in 2022 due to an increase in interest income. We began investing our excess cash in short-term treasuries late in the third quarter of 2022.

Income taxes

Income taxes were not recorded for the quarterly periods ended September 30, 2023 and September 30, 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had $31.8 million of cash, cash equivalents, restricted cash, and short-term investments, reflecting a decrease of $3.8 million from December 31, 2022.

We generally invest our excess cash in high quality marketable investments. These investments typically include corporate notes and bonds, commercial paper, and money market funds, although specific holdings can vary from period to period depending upon our cash requirements. See Note 3 – Cash and Investments to the unaudited condensed consolidated financial statements for more information.

We had negative cash flows from operating activities in the nine months ended September 30, 2023 and 2022 of $3.7 million and $2.5 million, respectively, and in the years ended December 31, 2022 and 2021 of $3.7 million and $4.4 million, respectively. This trend is primarily caused by our operating losses, which reflect declining revenue along with investments in new product development that have not yet yielded financial returns. While we are actively working to reverse the downward revenue trend and seek new customers for our SquareOne product, we may not be able to achieve either given market factors beyond our control and the inherently unpredictable nature of our business. Our operating activities may again yield negative cash flow in future quarters, further decreasing our liquidity.

Despite our operational results, we believe our total liquidity position is more than sufficient to meet our cash requirements and maintain operations for the next 12 months and the longer term. We had total cash, cash equivalents, restricted cash and short-term investments of $31.8 million as of September 30, 2023, which we believe is sufficient to meet our cash requirements and maintain operations.

Cash Flows

The following table summarizes our uses of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,731)	$(2,497)
Net cash used in investing activities	(22,215)	(11,083)
Net cash used in financing activities	(633)	(58)

Cash Flows from Operating Activities

Operating activities used cash of approximately $3.7 million during the nine months ended September 30, 2023. The cash use was driven by our net loss, after non-cash adjustments, of $1.1 million, the components of which are discussed above in the section titled "—Results of Operations," and a $2.6 million use of cash related to changes in working capital. Accounts receivable and contract assets increased, reflecting a use of cash in the period, by a total of $2.1 million due to the timing of payment collections from our customers. Our average customer payment terms range from 30 to 60 days, with a few select customers having even longer terms. Payment for the $2.0 million Partner Solutions order fulfilled during the third quarter was not due to us until mid-October. Software fees payable and accounts payable decreased, reflecting a use of cash, by $0.4 million due to the timing of cash disbursements. Our average payment terms range from 30 to 45 days with our largest vendor, Microsoft, at 45 days.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, investing activities used cash of approximately $22.2 million primarily driven by $53.8 million in purchases of treasuries with a maturity date beyond 90 days (which are reflected as short-term investments on the balance sheet), offset by proceeds from the sale of such securities of $31.8 million. The remaining cash used in investing activities relates to additions to our property, plant and equipment in the form of internally-developed software.

During the nine months ended September 30, 2022, investing activities used cash of approximately $11.0 million. The cash used relates to $10.7 million in investments and $0.3 million in additions to our property, plant and equipment in the form of internally-developed software.

Cash Flows from Financing Activities

Financing activities used cash of $0.6 million during the nine months ended September 30, 2023. This cash use was driven by $0.7 million in repurchases of our common stock, slightly offset by proceeds from stock option exercises.

Financing activities used cash of $0.1 million during the nine months ended September 30, 2022. This cash use was driven by a $0.1 million cash settlement of performance stock units slightly offset by proceeds of $0.1 million in  stock option exercises.

Material cash requirements and sources of liquidity

Cash requirements arising from contractual obligations relate to our office leases. See Note 5 – Leases to our unaudited condensed consolidated financial statements for further information. Other significant cash requirements include software royalties, which become a liability at the point we sell third-party software to our customers, and salary and benefit expenditures related to our personnel. Our sources of liquidity include cash and cash equivalents currently on-hand, short-term investments, and cash generated from operations. We believe that our existing cash, cash equivalents and short-term investments are sufficient to meet our cash requirements for the foreseeable future.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Please see the second paragraph of Note 10 – Subsequent Events to our unaudited condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, except as provided below.

There are material uncertainties and risks associated with the Merger Agreement, the Offer, and the Merger.

In October 2023, we entered into the Merger Agreement, pursuant to which the acquisition subsidiary of Kontron (the “Merger Sub”) has commenced a tender offer for all of our outstanding shares (the “Offer”) and, upon successful completion of the Offer, will merge with and into Bsquare, with Bsquare surviving the merger as a wholly owned subsidiary of Kontron (“the Merger”), subject to the satisfaction or waiver of conditions described therein.

There are material uncertainties and risks associated with the Merger Agreement, the Offer and the Merger. If any of these uncertainties and risks develop into actual events, then our business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected. These uncertainties and risks include, but are not limited to, the following:

●

the announcement or pendency of the Offer and the Merger may impede our ability to retain and hire key personnel and our ability to maintain relationships with key customers, suppliers, vendors or other third parties;

●

matters relating to the Merger, including integration planning, may require substantial commitments of time and resources by our management and employees and may otherwise divert the attention of management and employees, which may affect our business operations;

●

the Merger Agreement restricts us from engaging in certain actions without the approval of Kontron, which could prevent us from pursuing certain business opportunities that arise prior to the closing of the Merger or making appropriate changes to our business outside the ordinary course of business; and

●

our directors and executive officers have financial interests in the Offer and the Merger that may be different from, or in addition to, the interests of our shareholders generally, which could have influenced their decisions to support or approve the Offer and the Merger.

The completion of the Offer and the Merger are subject to certain conditions that may not occur.

Completion of the Merger is subject to various closing conditions, including, among other things, consummation of the Offer (as further detailed below). Further, if the Merger has not been consummated on or before April 10, 2024, then the Merger Agreement may be terminated by either party. Merger Sub is not required to extend the Offer beyond the valid termination of the Merger Agreement or April 10, 2024, which date cannot be extended without our consent.

The obligation of Merger Sub to purchase shares tendered in the Offer is subject to the satisfaction or waiver of the conditions set forth in Annex I to the Merger Agreement, including (i) that there shall have been validly tendered and not validly withdrawn shares of common stock of Bsquare (the “Shares”) that, considered together with any Shares beneficially owned by Kontron and its affiliates, represent at least one more Share than 66 2/3% of the total number of Shares outstanding at the time of the expiration of the Offer, plus the total number of Shares that the Company is required to issue upon conversion, settlement, exchange or exercise of its convertible securities at the time of expiration of the Offer and (ii) the receipt of clearance, approval or consent under any applicable antitrust or merger control law, including any applicable foreign merger control or foreign direct investment law.

All required approvals may not be obtained and all closing conditions may not otherwise be satisfied (or waived, if applicable) in a timely manner or at all. Even if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), the terms, conditions and timing of such consents and approvals may disrupt the closing timeline or the completion of the Merger. Many of the conditions to completion of the Merger are not within either our control of that of Kontron, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the pending Offer and Merger could have a material adverse effect on our business.

We or Kontron may terminate the Merger Agreement in specified circumstances. If the Offer and the Merger is not completed, the parties’ business, financial condition, results of operations and growth prospects may be adversely affected and, without realizing any of the benefits of having completed the Offer and the Merger, we will be subject to a number of risks, including the following:

●	the market price of our common stock could decline;
●

we will have incurred substantial costs relating to the Offer and the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Offer and the Merger and a significant portion of these fees and costs are payable by us regardless of whether the Offer and the Merger will be consummated, which could adversely affect our business, financial condition, results of operations and growth prospects;

●

if the Merger Agreement is terminated and our board of directors seeks another transaction, our shareholders cannot be certain that we will be able to find another party willing to enter into a transaction as attractive as the Merger;

●

we could be subject to litigation related to any failure to complete the Offer and the Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement;

●

we will not realize the benefit of the time and resources, financial and otherwise, committed by management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities;

●

we may experience reputational harm due to the adverse perception of any failure to successfully complete the Offer and the Merger or negative reactions from the financial markets or from our customers, vendors, employees and other commercial relationships; and

●	we may be required, under specified circumstances, to pay Kontron a termination fee of $1.25 million.

Any of these risks could adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger and could adversely affect our business, financial condition, results of operations and growth prospects, after the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, to enter into any commitment with respect to any alternative acquisition proposal, to recommend or approve any alternative acquisition proposal or change in recommendation by our board of directors, subject to customary exceptions. In addition, we may be required to pay Kontron a termination fee of $1.25 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances after our receipt of an alternative acquisition proposal.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Bsquare from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received in the Offer and the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.

The pendency of the Offer and the Merger could adversely affect our business and operations.

In connection with the pending Offer and Merger, some customers, vendors, business partners or other parties with which we have commercial relationships may delay or defer decisions, which could adversely affect our business, financial condition, results of operations and growth prospects, regardless of whether the Offer and the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with the combined company following the Offer and the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Offer and the Merger. In addition, due to covenants in the Merger Agreement, we may be unable (without Kontron’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Shareholder litigation has been filed against us relating to the transactions contemplated by the Merger Agreement, and additional lawsuits may be filed in the future. An adverse ruling in any such lawsuit may delay or prevent the proposed Offer and Merger from being completed.

Shareholder litigation arising out of or relating to the transactions contemplated by the Merger Agreement, and additional lawsuits may be filed in the future. The filed complaints challenge statements in the Schedule 14D-9 we filed with the SEC on October 24, 2023, including disclosure claims and fiduciary claims. The complaints seek fees, costs, and an injunction of the transactions contemplated by the Merger Agreement, but the complaints do not assert a specific monetary demand. We have also received several demand letters from purported shareholders challenging various disclosures in the Schedule 14D-9.  One of the conditions to completion of the Offer and the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Offer or the Merger, as applicable. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Offer and Merger from being completed, or from being completed within the expected timeframe. In addition, if the Offer and the Merger is not consummated for any reason, litigation could be filed related to the failure to consummate the Offer and the Merger.

Regardless of the outcome of any litigation related to the Offer and the Merger (or the failure of its consummation), such litigation may be time-consuming and expensive, may distract our management from running the day-to-day operations of our business, may impact the number of shares of our common stock tendered in the Offer, and may result in negative publicity or an unfavorable impression of us, any of which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, vendors, and other business partners, impact our ability to consummate the Offer and/or the Merger, or otherwise materially harm our operations and financial performance.

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

BSQUARE CORPORATION (Registrant)

Date: November 9, 2023	By:	/s/ Cheryl A. Wynne
Cheryl A. Wynne
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)